Form 10QSB
period 2004-11-30
GILDER ENTERPRISES INC
filed 2005-01-13
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended NOVEMBER 30, 2004

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number 0-51038

GILDER ENTERPRISES, INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3639 Garibaldi Drive
North Vancouver, British Columbia
Canada	V7H 2W2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-924-8180

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐  Yes ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,855,000 common shares, par value of $0.001 per share, outstanding as of November 30, 2004.

Gilder Enterprises, Inc.
Quarterly Report On Form 10-QSB

For The Six Months Ended November 30, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our markets, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market for our Internet access services, technology developments, availability of funds, government regulations, common share prices, operating costs, capital costs, and other factors. Forward-looking statements are made, without limitation, in relation to marketing plans, operating plans, availability of funds, and ongoing capital and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending May 31, 2005.

The following consolidated interim unaudited financial statements of Gilder Enterprises, Inc. (the “Company”) for the six-month period ended November 30, 2004 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance sheets as at November 30, 2004 and May 31, 2004;

(b)	Consolidated statements of operations for the three and six months ended November 30, 2004 and 2003 and for the period from April 25, 2002 (inception) to November 30, 2004 (cumulative);

(c)	Consolidated statements of changes in stockholders equity (capital deficit) for the period from April 25, 2002 (inception) to November 30, 2004 (cumulative);

(d)	Consolidated statements of cash flows for the six months ended November 30, 2004 and 2003 and for the period from April 25, 2002 (inception) to November 30, 2004 (cumulative); and

(e)	Notes to the consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
As at November 30, 2004 (unaudited)
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
As at November 30, 2004 (unaudited)
(Stated in US Dollars)

Contents

Unaudited Consolidated Interim Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity (Capital Deficit)
Statements of Cash Flows
Notes to the Financial Statements

Gilder Enterprises, Inc. (A Development Stage Company)
Consolidated Balance Sheets (Unaudited - Stated in US Dollars)

	November 30	May 31
	2004	2004

Assets
Current
Cash	$27,981	$27,394
Receivables	2,004	1,871
	29,985	29,265
Computer equipment and software (Note 5)	16,097	18,374

Total Assets	$46,082	$47,639

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$21,068	$10,903
Due to related party (Note 2)	42,843	12,384
	63,911	23,287
Loans payable (Note 4(a))	10,000	10,000
	73,911	33,287

Minority interest in Nex Connectivity Solutions Inc.	-	-

Stockholders’ equity (Capital deficit)
Share capital
Authorized
100,000,000 shares of preferred stock,
par value $0.001 per share
100,000,000 shares of common stock,
par value $0.001 per share
Issued
7,855,000 shares of common stock
(May 31, 2004 – 7,855,000)	7,855	7,855
Additional paid-in capital	97,395	97,395
Deficit accumulated in the development stage	(133,079)	(90,898)

	(27,829)	14,352

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$46,082	$47,639

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc. (A Development Stage Company)
Consolidated Statements of Operations (Unaudited - Stated in US Dollars)

					April 25
					2002
	Three months ended		Six months ended		(inception) to
	November 30		November 30		November 30
	2004	2003	2004	2003	2004
					(Cumulative)

Revenues
Internet access services	$4,578	$-	$6,028	$-	$7,187

Operating Expenses
Depreciation	1,138	-	2,277	-	3,012
Marketing	-	57	20	57	1,680
Operations and technical support	3,389	-	5,873	804	9,127
Professional fees	22,801	7,063	34,985	15,562	78,217
Office and administrative services	2,140	1,681	4,931	5,235	26,919

Total operating expenses	29,468	8,801	48,086	21,658	118,955

Operating loss	(24,890)	(8,801)	(42,058)	(21,658)	(111,768)
Other income (expense)
Interest	(123)	-	(123)	-	(62)
Loss from continued operations
before minority interest	(25,013)	(8,801)	(42,181)	(21,658)	(111,830)
Minority interest in loss from continued
operations	-	-	-	185	37

Loss from continued operations	(25,013)	(8,801)	(42,181)	(21,473)	(111,793)
Loss from discontinued operations (Note 1)	-	-	-	-	(21,286)

Net loss for the period	$(25,013)	$(8,801)	$(42,181)	$(21,473)	$(133,079)

Basic and diluted loss per share
- continued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)
- discontinued operations	-	-	-	-	(0.00)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average outstanding shares	7,855,000	7,855,000	7,855,000	7,855,000	7,616,295

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit) (Unaudited - Stated in US Dollars)

				Deficit
				Accumulated	Total
			Additional	in the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Capital
					Deficit)

Issued on April 25, 2002 (inception) at $0.001 per share	4,000,000	$4,000	$-	$-	$4,000

Net loss for the period (Fiscal 2002)	-	-	-	(2,931)	(2,931)

Balance, May 31, 2002	4,000,000	4,000	-	(2,931)	1,069

Issued in June 2002 at $0.02 per share	3,750,000	3,750	71,250	-	75,000
Issued in May 2003 at $0.25 per share	105,000	105	26,145	-	26,250
Net loss for the year (Fiscal 2003)	-	-	-	(37,773)	(37,773)

Balance, May 31, 2003	7,855,000	7,855	97,395	(40,704)	64,546

Net loss for the year (Fiscal 2004)	-	-	-	(50,194)	(50,194)

Balance, May 31, 2004	7,855,000	7,855	97,395	(90,898)	14,352

Net loss for the period	-	-	-	(42,181)	(42,181)

Balance, November 30, 2004 (unaudited)	7,855,000	$7,855	$97,395	$(133,079)	$(27,829)

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited - Stated in US Dollars)

			April 25
	Six months ended		2002
	November 30		(inception) to
			November 30
	2004	2003	2004
			(Cumulative)
Cash provided by (used in)
Operating activities
Net loss from continued operations	$(42,181)	$(21,473)	$(111,793)

Adjustments to reconcile loss from
continued operations to cash
used in operating activities
Minority interest	-	(185)	(37)
Depreciation	2,277	-	3,012
Increase in receivables	(133)	-	(2,004)
Increase (decrease) in accounts
payable and accrued liabilities	10,165	(4,669)	21,068

Cash used in continued operations	(29,872)	(26,327)	(89,754)

Cash used in discontinued operations	-	-	(21,286)

	(29,872)	(26,327)	(111,040)

Financing activities
Shares issued for cash	-	-	105,250
Investment by minority interest	-	-	37
Increase in due to related party	30,459	5,741	42,843

	30,459	5,741	148,130

Investing activity
Prepaid equipment deposits	-	5,763	-
Purchase of computer equipment and software	-	-	(9,109)

	-	5,763	(9,109)

Net change in cash	587	(14,823)	27,981
Cash, beginning of period	27,394	57,581	-

Cash, end of period	$27,981	$42,758	$27,981

Supplemental information
Interest and taxes paid	$-	$-	$-

Acquisition of assets from 5G Wireless	$-	$10,000	$10,000
Loans payable to 5G Wireless for the acquisition
of assets	$-	$10,000	$10,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc. (A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited - Stated in US Dollars)

1.	Nature of Business and Ability to Continue Operations

Gilder Enterprises, Inc. was incorporated on April 25, 2002 under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In January 2003, the Company abandoned its mineral exploration activities. In May 2003, the Company entered into an agreement with a Singapore company whereby the Company and the Singapore company would pursue opportunities to provide high speed Internet access to hotel and other targeted properties. Pursuant to the agreement, the Company has become a 51% stockholder in Nex Connectivity Solutions Inc. (“Nex Connectivity”) while the Singapore company controls the remaining 49% of shares of the subsidiary (Note 4). Nex Connectivity commenced revenue-generating activities in May 2004 and, to November 30, 2004, had recorded cumulative internet access service revenues of $7,187.

Included in the financial statements are the accounts of the Company and its subsidiaries Gilder Tech Ventures Inc. (incorporated on March 26, 2003, wholly-owned) and Nex Connectivity Solutions Inc. (incorporated on March 25, 2003, 51% owned (Note 4)). All significant intercompany transactions and balances have been eliminated on consolidation.

In the opinion of the Company’s management, the balance sheet as of November 30, 2004 and the statements of operations, changes in stockholders’ equity (capital deficit) and cash flows for the periods ended November 30, 2004 contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the three and six- month periods ended November 30, 2004 and 2003 are not necessarily indicative of the results for any other periods. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended May 31, 2004 and notes thereto included in the Company’s SB-2/A Registration Statement. The Company follows the same accounting principles in preparation of interim reports.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2004, the Company had only recently commenced revenue-generating operations, had a working capital deficit of $33,926 and had accumulated operating losses of $133,079 since its inception. The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at November 30, 2004 to complete the development of the Company’s business plan. It plans to operate its recently installed Internet access network in a hotel property in Vancouver, Canada, to undertake the necessary marketing efforts to secure further contracts involving the design, installation and operation of Internet access networks and to secure further long-term financing. On October 26, 2004, the Company entered into a loan with a related party (Note 2) for a principal amount of $25,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.	Due to Related Party

On October 26, 2004, the Company entered into a loan with Angus Consulting Inc., a private company  controlled by the Company’s President, for a principal amount of $25,000. The loan is repayable at anytime  on or after October 26, 2005, unsecured and evidenced by a convertible promissory note. It bears interest at  the rate of 5% per annum, with accrued interest payable on the anniversary of the loan. All outstanding  amounts of the principal and accrued interest are convertible at the option of Angus Consulting Inc. into  shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share.

Under US generally accepted accounted principles, Emerging Issues Task Force (“EITF”) No. 00-27  requires the value of the beneficial conversion feature associated with convertible instruments to be  recorded as a discount and to be amortized over the term of the related convertible instrument using the  effective interest rate method. When a company issues a convertible instrument that is convertible into  common stock, the value of the beneficial conversion feature is computed by comparing the proceeds of the  convertible instrument allocated to the common stock portion of the conversion option and the fair value at  the commitment date of the common stock to be received by the holder upon conversion. For the above  noted convertible promissory note, no beneficial conversion feature was recorded as the fair value of the  common stock on the commitment date equals the proceeds of the convertible instrument.

Other amounts due to the Company’s president totaling $17,843 at November 30, 2004 (May 31, 2004 - $12,384) are unsecured, non-interest bearing and repayable on demand.

3.	Stock Option Plan

In 2003, the Stockholders approved the 2003 Stock Option Plan (“the Plan”) for directors, officers, and employees of the Company and its subsidiaries. The maximum number of common shares to be issued under the Plan initially is 400,000 shares of common stock, provided that the number of common shares that may be reserved for exercise of options granted to any person shall not be at any given time more than 3% of the Company’s issued shares. Under the Plan, stock options are granted at the discretion of the Board of Directors. Options granted must be exercised no later than ten years (five years in the case of an incentive stock option granted to a holder of 10% of the Company’s common stock) after the date of the grant or such lesser periods as any applicable regulations may require, unless otherwise specified. Unless otherwise specified, options granted vest at the rate of not less than 20% per year such that they are fully vested on the date which is no later than five years after the date of grant. The aggregate fair market value of the common stock issued with respect to the exercising of incentive options by a holder shall not exceed $100,000 per calendar year. For incentive options or any options granted to qualified employees, the exercise price shall not be less than the fair market value of the Company’s common stock on the grant date. (In the case of options granted to a holder of more than 10% of the Company’s common stock, the option price must not be less than 110% of the market value of the common stock on the grant date.)

No options have been granted from inception through November 30, 2004.

4.	Commitments

a)	Agreement with 5G Wireless Communications Pte Ltd. (“5G Wireless”)

On May 25, 2003, the Company entered into an agreement with 5G Wireless, a Singapore incorporated company of which one of the Company’s directors, is the president and a director. The Company entered into the agreement to pursue a business opportunity of providing high-speed Internet access to hotel and other targeted properties. Nex Connectivity, a Canadian company was incorporated to give effect to the business purpose with the Company owning 51% of the shares and 5G Wireless owning the remaining 49%.

The Company has agreed pursuant to a shareholders’ agreement with 5G Wireless to provide management services and advance up to $40,000 to Nex Connectivity as a loan in order to fund its start-up operations and its initial Internet access network installation. 5G Wireless agreed to provide (i) certain network hardware and software valued at $10,000 (ii) the technical expertise and support of its employees, and (iii) a license of certain software developed by 5G Wireless for the management of the Internet access networks. 5G Wireless and its President have each provided a guarantee of repayment of the loan advances to be made under the shareholders’ agreement. These guarantees are in turn supported by corresponding general security agreements. To November 30, 2004, the Company had advanced $25,500 (May 31, 2004 -$25,500) to Nex Connectivity as a loan pursuant to the shareholders’ agreement. Such amount has been eliminated on consolidation. As required by the shareholders' agreement, 5G Wireless provided the hardware and software as well as the license of the software to Nex Connectivity in the first quarter of the 2004 fiscal year. As at November 30, 2004, the acquisition of these assets was recorded at their fair value of $10,000 with a corresponding charge to loans payable. These loans payable are non-interest bearing and are repayable from net profits of Nex Connectivity available to be distributed upon the approval of the Board of Directors of Nex Connectivity or when 5G Wireless ceases to be a shareholder of Nex Connectivity.

b)	Management Services Agreement

The Company entered into a Management Services Agreement (the “Service Agreement”) with a company controlled by the Company’s President. Under the terms of the Service Agreement, the Company agreed to pay a fee of $900 per month for a two-year term ending June 30, 2004, in consideration for management and administrative services. On April 1, 2004, without material amendment to the terms of the agreement, the Service Agreement was extended to March 31, 2006.

During the three and six month periods ended November 30, 2004, the Company accrued fees of $2,700 (2003 - $2,700) and $5,400 (2003 - $5,400), respectively under the agreement. At November 30, 2004, the balance owing under this agreement and included in accounts payable and accrued liabilities was $16,200 (May 31, 2004 - $10,800).

5.	Computer Equipment and Software

	November 30	May 31
	2004	2004

Computer equipment	$13,609	$13,609
Software	5,500	5,500
	19,109	19,109
Less: Accumulated depreciation	3,012	735
Net Book Value	$16,097	$18,374

6.	New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after

December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non- monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are a development stage company. We have an operating subsidiary, Nex Connectivity Solutions Inc. (“Nex Connectivity Solutions”), which is a Canadian federal corporation incorporated on March 25, 2003. Through Nex Connectivity Solutions we are engaged in the business of installing and operating computer networks (“Internet access networks”) that enable business travelers at hotel properties to have high-speed access to the Internet. We own a majority 51% interest in Nex Connectivity Solutions. Our joint venture partner, 5G Wireless Communications Pte. Ltd. (“5G Wireless”), a Singapore company, owns the remaining 49% interest in Nex Connectivity Solutions. Nex Connectivity Solutions was incorporated in order that we could carry out a joint venture with 5G Wireless for the design, building, owning and operation of specialized Internet access networks, initially serving the needs of business travelers.

Our business plan is to earn revenues from Internet access fees paid by hotel guests at hotels where we have installed Internet access networks. We anticipate that revenues will be shared between ourselves and the hotel property owners based upon negotiated revenue sharing agreements. We also anticipate that we will pay the up-front cost of the installation of any additional Internet access networks, without contribution from the hotel property owner.

In early 2004, Nex Connectivity Solutions secured its initial contract for the installation and operation of a high-speed Internet access network at the Empire Landmark Hotel, a hotel property in Vancouver, British Columbia, Canada. The installation of the Internet access network was completed in May 2004. Nex Connectivity Solutions plans to use this initial contract to build an Internet access network operations business in the Vancouver area. If Nex Connectivity Solutions is successful in securing additional contracts for Internet access network operations in the Vancouver area, then our business plan is to expand the business into new geographical areas and into new target markets, such as convention centers and institutions. There is no assurance that revenues from the initial contract will be sufficient to pursue further Internet access network installations. Also, our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operation without additional financing, of which there is no assurance.

RESULTS OF OPERATIONS

Revenues

All of our revenues to date are attributable to our Internet access network installed at the Empire Landmark Hotel in Vancouver, British Columbia, which became operational in May 2004. We earned revenues of $4,578 during the quarter ended November 30, 2004 as compared to $nil for the same period in 2003. During the six months ended November 30, 2004 we earned revenues of $6,028 ($nil for the six months ended November 30, 2003). There is no assurance that initial revenues will be indicative of future revenues from the Internet access network installed at the Empire Landmark Hotel.

Operating Costs and Expenses

We incurred operating expenses of $29,468 in the quarter ended November 30, 2004 as compared to $8,801 for the same period in 2003. We incurred operating expenses of $48,086 during the six months ended November 30, 2004 as compared to $21,658 for the six months ended November 30, 2003.

Professional fees were $22,801 in the quarter ended November 30, 2004 as compared to $7,063 for the same period in 2003. We incurred professional fees of $34,985 during the six months ended November 30, 2004 compared to $15,562 for the six months ended November 30, 2003. These fees are primarily attributable to costs incurred in filing a registration statement with the Securities and Exchange Commission, which was declared effective in November 2004. We will incur continued professional fees as we are now a reporting issuer under the Securities Exchange Act of 1934.

Operations and technical support expenses were $3,389 during the three months ended November 30, 2004 as compared to $nil for the same period in 2003. We incurred operations and technical support expenses of $5,873 during the six months ended November 30, 2004 as compared to $804 for the six months ended November 30, 2003. These expenses were incurred in connection with the operation of the Internet access network at the Empire Landmark Hotel. We anticipate that these expense levels will be maintained during the current fiscal year. These expenses will increase in the event that we are able to establish additional Internet access networks.

Office and administrative services expenses were $2,140 in the quarter ended November 30, 2004 as compared to $1,681 for the same period in 2003. We incurred office and administrative services expenses of $4,931 during the six months ended November 30, 2004 as compared to $5,235 for the six months ended November 30, 2003. Office and administration services expenses in each year were attributable primarily to management services provided by Angus Management, a private company controlled by Mr. Joseph Bowes, our president and a director. We pay Angus Management a fee of $900 per month plus out-of-pocket expenses for management and administration services provided by Angus Management.

Depreciation expense was $1,138 during the three months ended November 30, 2004 as compared to $nil for the same period in 2003. Depreciation expense was $2,277 during the six months ended November 30, 2004 as compared to $nil for the same period in 2003.

We incurred no marketing expenses in the quarter ended November 30, 2004 as compared to $57 for the same period in 2003. We incurred marketing expenses of $20 during the six months ended November 30, 2004 compared to $57 for the six months ended November 30, 2003. Our corporate marketing efforts for the balance of the year will mainly be direct sales activities involving management who will contact hotel property owners directly to discuss our internet access network services and capabilities. Compensation to management is included in the Statement of Operations under office and administrative services. Accordingly, planned additional expenditures in respect of marketing are expected to be comparatively modest for the balance of the year.

We anticipate that our operating expenses will increase substantially over the next twelve months due to the fact that we plan to expand our business operations by undertaking marketing efforts in order to secure additional Internet access networks installation contract with hotel property owners.

Our net loss for the quarter ended November 30, 2004 increased to $25,013 as compared to $8,801 for the same period in 2003. Our net loss for the six months ended November 30, 2004 increased to $42,181 compared to $21,473 for the six months ended November 30, 2003. Our net losses are attributable primarily to our operating expenses. We anticipate incurring continuing operating losses in the foreseeable future as we carry out our business plan and incur increased operating expenses. The amount and the extent of our operating losses will depend on our success in implementing our business strategy.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Working Capital

We had cash of $27,981 and a working capital deficit of $33,926 as of November 30, 2004, compared to cash of $27,394 and working capital of $5,978 as of May 31, 2004.

Our working capital deficit has increased due to the fact that our operating expenses have continued to exceed our revenues from our one Internet access network. Our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operations over the next twelve months without additional financing. As discussed below under “Plan of Operations”, we anticipate that we will require approximately $150,000 in additional financing over the next twelve-month period in order to enable us to cover our working capital deficit and to provide necessary further funding to pursue our plan of operations. If we do not achieve any additional financing, we anticipate that we will be able to maintain current operations for approximately six months based on current cash and working capital.

If we do not achieve this additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us, as discussed below under “Plan of Operations”.

Cash Flows

We used cash in the amount of $29,872 in our operations during the six months ended November 30, 2004, compared to $26,327 for the six months ended November 30, 2003. We financed cash used in operations by using cash raised in financing activities in the amount of $30,459 during the six months ended November 30, 2004. Cash raised in financing activities included a loan that we obtained in the principal amount of $25,000 from Angus Consulting, a private company controlled by Mr. Joseph Bowes, our president, on October 26, 2004. This loan bears interest at the rate of 5% per annum and is due and payable upon demand at any time after October 26, 2005. All outstanding amounts of the principal and accrued interest are convertible at the option of Angus Consulting into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. There is no assurance that Angus Consulting will loan any additional funds to us.

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended May 31, 2004. As discussed in the notes to our audited financial statements, we had only recently commenced revenue-generating operations and had accumulated operating losses of $90,898 from our inception to May 31, 2004. Our continuation is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

We anticipate we will be spending approximately $116,000 to $136,000 over the next twelve months in pursuing our plan of operations, subject to our achieving the necessary financing. Over the next twelve months we plan to:

1.	Undertake marketing efforts with the objective of securing two or three additional installation contracts with hotel property owners for our Internet access networks.

2.	Complete the installation of two to three additional new Internet access networks, incurring total estimated capital costs of $40,000 to $60,000.

3.
Establish a network operations center at the facilities of a computer equipment hosting service provider after the completion our third or fourth network installation, incurring estimated operating and capital costs of $500 per month and $6,000 respectively.

4.
Lease packaged office premises and purchase necessary office equipment after the completion of our second network installation, incurring estimated operating and capital costs of $500 per month and $6,000 respectively.

5.
Concurrent with completing the planned additional installations, we expect that our ongoing operating and administrative expenses, including technical operations and user support activities, will increase; growing to an average of approximately $5,000 per month.

6.	Secure $150,000 in funding to cover the current working capital deficit and provide necessary further funding to pursue our plan of operations

If we do not achieve the necessary additional financing, or if the additional financing that we achieve is less than required, then we will scale back the business expansion anticipated in our Plan of Operations according to the funds available to us. Specifically, based upon our cash position at the time, we would scale back our planned operations based upon a combination of some or all of the following actions: not install any additional Internet access networks, not establish a network operations center, not lease any premises, and not purchase any office equipment.

Further, we cannot be certain that future revenues from our existing Internet access network will meet our expectations. Also, we cannot be certain that future expenditures to sustain the existing Internet access network will not be significantly higher than we have anticipated. If revenues are less than anticipated or if expenses are greater than anticipated, then we will have to reduce our operating expenditures in respect of existing operations.

ITEM 3.              CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph G. Bowes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

We are not party to any legal proceedings.

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2004.

Item 3.              DEFAULT UPON SENIOR SECURITIES

None.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending November 30, 2004.

Item 5.              OTHER INFORMATION

None.

Item 6.              EXHIBITS

Exhibit Number	Description of Exhibit
3	Articles of Incorporation(1)
3.2	Amended By-Laws(1)
4.1	Share Certificate(1)
10.1	Option Agreement between the Company and Rozemary Webb dated June 26, 2002(1)
10.2	Management and Administrative Services Agreement between the Company and Angus Consulting dated April 1, 2004(2)
10.3	Joint Venture Agreement between the Company, Michael Tan and 5G Wireless dated May 25, 2003(1)
10.4	Shareholders Agreement between the Company, Nex Connectivity Solutions and 5G Wireless dated May 25, 2003(1)
10.5	Amendment No. 1 to Joint Venture Agreement dated July 4, 2003 between the Company, 5G Wireless and Michael Tan(1)
10.6	Amendment No. 1 to Shareholders Agreement dated July 4, 2003 between the Company, Nex Connectivity Solutions, Michael Tan and 5G Wireless(1)

Exhibit Number	Description of Exhibit
10.7	Internet Services Agreement dated February 1, 2004 between Nex Connectivity Solutions Inc. and Global Gateway Corp (dba Empire Landmark(1)
10.8	Letter Addendum to Internet Services Agreement dated March 31, 2004 between Nex Connectivity Solutions Inc. and Global Gateway Corp.(2)
10.9	10.9 Letter Agreement dated April 1, 2004 between the Company and 5G Wireless(2).
10.10	Internet Service Kiosk Agreement dated April 12, 2004 between Nex Connectivity Solutions Inc. and Paykiosks Internet Terminals Inc.(4)
10.11	Letter Agreement dated September 1, 2004 between the Company and Angus Consulting(4)
10.12	Addendum No. 2 dated September 15, 2004 to Internet Services Agreement dated March 31, 2004 between Nex Connectivity Solutions Inc. and Global Gateway Corp.(5)
10.13	Addendum No. 1 dated September 15, 2004 to the Internet Service Kiosk Agreement dated April 12, 2004 between Nex Connectivity Solutions Inc. and Paykiosks Internet Terminals Inc.(5)
10.14	Promissory Note dated October 26, 2004 executed by the Company in favor of Angus Consulting(6)
21.1	List of Subsidiaries(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Filed as an exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on April 26, 2004.
(2)	Filed as an exhibit to the Amendment No. 1 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on June 9, 2004.
(3)	Filed as an exhibit to the Amendment No. 2 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on August 10, 2004.
(4)	Filed as an exhibit to the Amendment No. 4 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on September 15, 2004.
(5)	Filed as an exhibit to the Amendment No. 5 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on October 6, 2004.
(6)	Filed as an exhibit to the Amendment No. 6 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on November 3, 2004.
(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILDER ENTERPRISES, INC.

DATE: January 11, 2005	/s/ Joseph G. Bowes
Joseph G. Bowes
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)