Form 10QSB
period 2005-02-28
GILDER ENTERPRISES INC
filed 2005-04-14
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended FEBRUARY 28, 2005

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
  ☒   Yes   ☐   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,855,000 common shares, par value of $0.001 per share, outstanding as of February 28, 2005.

     Gilder Enterprises, Inc.
Quarterly Report On Form 10-QSB

For The Nine Months Ended February 28, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended February 28, 2005 are not necessarily indicative of the results that can be expected for the year ending May 31, 2005.

The following consolidated interim unaudited financial statements of Gilder Enterprises, Inc. (the “Company”) for the nine-month period ended February 28, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance sheets as at February 28, 2005 and May 31, 2004;

(b)	Consolidated statements of operations for the three and nine months ended February 28, 2005 and February 29, 2004 and for the period from April 25, 2002 (inception) to February 28, 2005 (cumulative);

(c)	Consolidated statements of changes in stockholders equity (capital deficit) for the period from April 25, 2002 (inception) to February 28, 2005 (cumulative);

(d)	Consolidated statements of cash flows for the nine months ended February 28, 2005 and February 29, 2004 and for the period from April 25, 2002 (inception) to February 28, 2005 (cumulative); and

(e)	Notes to the consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
 As at February 28, 2005 (unaudited)
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
As at February 28, 2005 (unaudited)
(Stated in US Dollars)

Contents

Unaudited Consolidated Interim Financial Statements

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity (Capital Deficit)

Statements of Cash Flows

Notes to the Consolidated Financial Statements

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(Unaudited - Stated in US Dollars)

	February 28	May 31
	2005	2004

Assets
Current
Cash	$12,803	$27,394
Receivables	1,733	1,871
	14,536	29,265
Computer equipment and software (Note 5)	14,958	18,374

Total Assets	$29,494	$47,639

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$15,450	$10,903
Due to related party (Note 2)	46,758	12,384
	62,208	23,287
Loans payable (Note 4a)	10,000	10,000
	72,208	33,287

Minority interest in Nex Connectivity Solutions Inc.	-	-

Stockholders’ equity (Capital deficit)
Share capital
Authorized
100,000,000 shares of preferred stock,
par value $0.001 per share
100,000,000 shares of common stock,
par value $0.001 per share
Issued
7,855,000 shares of common stock
(May 31, 2004 – 7,855,000)	7,855	7,855
Additional paid-in capital	97,395	97,395
Deficit accumulated in the development stage	(147,964)	(90,898)

	(42,714)	14,352

Total Liabilities and Stockholders’ Equity (Capital
Deficit)	$29,494	$47,639

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
 (Unaudited - Stated in US Dollars)

						April 25
						2002
	Three months ended			Nine months ended		(inception) to
	Feb 28		Feb 29	Feb 28	Feb 29	February 28
	2005		2004	2005	2004	2005
						(Cumulative)

Revenues
Internet access services	$2,898	$	- $	8,926	$-	$10,085

Operating Expenses
Depreciation	1,139		-	3,416	-	4,151
Marketing	2		-	22	57	1,682
Operations and technical support	2,952		-	8,825	804	12,079
Professional fees	9,499		69	44,484	15,032	87,716
Office and administrative services	3,883		3,288	8,814	8,524	30,802

Total operating expenses	17,475		3,357	65,561	24,417	136,430

Operating loss	(14,577)		(3,357)	(56,635)	(24,417)	(126,345)
Other expense
Interest	(308)		-	(431)	-	(370)
Loss from continued operations
before minority interest	(14,885)		(3,357)	(57,066)	(24,417)	(126,715)
Minority interest in loss from continued
operations	-		-	-	185	37

Loss from continued operations	(14,885)		(3,357)	(57,066)	(24,232)	(126,678)
Loss from discontinued operations (Note 1)	-		-	-	-	(21,286)

Net loss for the period	$(14,885)		$(3,357)	$(57,066)	$(24,232)	$(147,964)

Basic and diluted loss per share
- continued operations	$(0.00)		$(0.00)	$(0.01)	$(0.00)	$(0.02)
- discontinued operations	-		-	-	-	(0.00)

Net loss per share	$(0.00)		$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average outstanding shares	7,855,000		7,855,000	7,855,000	7,855,000	7,636,952

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
 (A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
 (Unaudited - Stated in US Dollars)

				Deficit	Total
				Accumulated	Stockholders’
			Additional	in the	Equity
	Common Stock		Paid-in	Development	(Capital
	Shares	Amount	Capital	Stage	Deficit)
Issued on April 25, 2002 (inception) at $0.001 per share	4,000,000	$4,000	$-	$-	$4,000
Net loss for the period (Fiscal 2002)	-	-	-	(2,931)	(2,931)
Balance, May 31, 2002	4,000,000	4,000	-	(2,931)	1,069
Issued in June 2002 at $0.02 per share	3,750,000	3,750	71,250	-	75,000
Issued in May 2003 at $0.25 per share	105,000	105	26,145	-	26,250
Net loss for the year (Fiscal 2003)	-	-	-	(37,773)	(37,773)
Balance, May 31, 2003	7,855,000	7,855	97,395	(40,704)	64,546
Net loss for the year (Fiscal 2004)	-	-	-	(50,194)	(50,194)
Balance, May 31, 2004	7,855,000	7,855	97,395	(90,898)	14,352
Net loss for the nine months to February 28, 2005	-	-	-	(57,066)	(57,066)
Balance, February 28, 2005 (unaudited)	7,855,000	$7,855	$97,395	$(147,964)	$(42,714)

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
 (A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in US Dollars)

			April 25
			2002
	Nine months ended		(inception) to

	February 28	February 29	February 28
	2005	2004	2005

	(Unaudited)	(Unaudited)	(Cumulative)
			(Unaudited)
Cash provided by (used in)
Operating activities
Net loss from continued operations	$(57,066)	$(24,232)	$(126,678)

Adjustments to reconcile loss from
continued operations to cash
used in operating activities
Minority interest	-	(185)	(37)
Depreciation	3,416	-	4,151
(Increase) decrease in receivables	138	(1,027)	(1,733)
Increase (decrease) in accounts
payable and accrued liabilities	4,547	(2,907)	15,450
Cash used in continued operations	(48,965)	(28,351)	(108,847)

Cash used in discontinued operations	-	-	(21,286)

	(48,965)	(28,351)	(130,133)

Financing activities
Shares issued for cash	-	-	105,250
Investment by minority interest	-	-	37
Increase in due to related party	34,374	8,101	46,758

	34,374	8,101	152,045

Investing activities
Prepaid equipment deposits	-	14,512	-
Purchase of computer equipment and software	-	(6,905)	(9,109)

	-	7,607	(9,109)

Net change in cash	(14,591)	(12,643)	12,803
Cash, beginning of period	27,394	57,581	-

Cash, end of period	$12,803	$44,938	$12,803

Supplemental information
Interest and taxes paid	$-	$-	$-

Acquisition of assets from 5G Wireless	$-	$10,000	$10,000
Loans payable to 5G Wireless for the acquisition
of assets	$-	$10,000	$10,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
 (Unaudited - Stated in US Dollars)

1.	Nature of Business and Ability to Continue Operations

Gilder Enterprises, Inc. was incorporated on April 25, 2002 under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In January 2003, the Company abandoned its mineral exploration activities. In May 2003, the Company entered into an agreement with a Singapore company whereby the Company and the Singapore company would pursue opportunities to provide high speed Internet access to hotel and other targeted properties. Pursuant to the agreement, the Company has become a 51% stockholder in Nex Connectivity Solutions Inc. (“Nex Connectivity”) while the Singapore company controls the remaining 49% of shares of the subsidiary. Nex Connectivity commenced revenue-generating activities in May 2004 and, to February 28, 2005, had recorded cumulative internet access service revenues of $10,085.

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Included in the financial statements are the accounts of the Company and its subsidiaries Gilder Tech Ventures Inc. (incorporated on March 26, 2003, wholly-owned) and Nex Connectivity Solutions Inc. (incorporated on March 25, 2003, 51% owned (Note 4)). All significant intercompany transactions and balances have been eliminated on consolidation.

In the opinion of the Company’s management, the balance sheet as of February 28, 2005 and the statements of operations, changes in stockholders’ equity (capital deficit) and cash flows for the three and nine month periods ended February 28, 2005 contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the three and nine month periods ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results for any other periods. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended May 31, 2004 and notes thereto included in the Company’s SB-2/A Registration Statement. The Company follows the same accounting principles in preparation of interim reports.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2005, the Company had only recently commenced revenue-generating operations, had a working capital deficit of $47,672 and had accumulated operating losses of $147,964 since its inception. The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at February 28, 2005 to complete the development of the Company’s business plan. It plans to continue to operate its Internet access network in a hotel property in Vancouver, Canada, to undertake the necessary marketing efforts to secure further contracts involving the design, installation and operation of Internet access networks and to secure further long-term financing. On October 26, 2004, the Company entered into a loan with a related party (Note 2) for a principal amount of $25,000 and additional advances have been subsequently made by the Company’s President to finance ongoing operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate funds that will be available to sustain operations.

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

Other amounts due to the Company’s president totaling $21,758 at February 28, 2005 (May 31, 2004 - $12,384) are unsecured, non-interest bearing and repayable on demand.

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

No options have been granted from inception through February 28, 2005.

4.	Commitments

a) Agreement with 5G Wireless Communications Pte Ltd. (“5G Wireless”)

On May 25, 2003, the Company entered into an agreement with 5G Wireless, a Singapore incorporated company of which one of the Company’s directors, is the president and a director. The Company entered  into the agreement to pursue a business opportunity of providing high-speed Internet access to hotel and  other targeted properties. Nex Connectivity, a Canadian company was incorporated to undertake initial  business operation, with the Company and 5G Wireless owning 51% and 49% interests in Nex Connectivity  respectively.

The Company has agreed pursuant to a shareholders’ agreement with 5G Wireless to provide management  services and advance up to $40,000 to Nex Connectivity as a loan in order to fund its start-up operations and  its initial Internet access network installation. 5G Wireless agreed to provide (i) certain network hardware  and software valued at $10,000 (ii) the technical expertise and support of its employees, and (iii) a license of  certain software developed by 5G Wireless for the management of the Internet access networks. 5G Wireless  and its President have each provided a guarantee of repayment of the loan advances to be made under the  shareholders’ agreement. These guarantees are in turn supported by corresponding general security  agreements. To August 31, 2004, the Company had advanced $25,500 (May 31, 2004 -$25,500) to Nex  Connectivity as a loan pursuant to the shareholders’ agreement. Such amount has been eliminated on  consolidation. As required by the shareholders' agreement, 5G Wireless provided the hardware and software  as well as the license of the software to Nex Connectivity in the first quarter of the 2004 fiscal year. As at  February 28, 2005, the acquisition of these assets was recorded at their fair value of $10,000 with a  corresponding charge to loans payable. These loans payable are non-interest bearing and are repayable from  net profits of Nex Connectivity available to be distributed upon the approval of the Board of Directors of  Nex Connectivity or when 5G Wireless ceases to be a shareholder of Nex Connectivity.

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

During the three and nine month periods ended February 28, 2005, the Company accrued fees $2,700 (2004  - $2,700) and $8,100 (2004 - $8,100), respectively under the agreement. At February 28, 2005, the balance  owing under this agreement and included in accounts payable and accrued liabilities was $18,900 (May 31,  2004 - $10,800).

5.	Computer equipment and software

	February 28	May 31
	2005	2004
Computer equipment	$13,609	$13,609
Software	5,500	5,500
	19,109	19,109
Less: Accumulated depreciation	4,151	735
Net Book Value	$14,958	$18,374

6.	New Accounting Pronouncements

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

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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

Recent market developments would indicate that the market is maturing and becoming more competitive. In Gilder’s chosen initial geographic market, Vancouver, Canada, substantially all of the downtown hotel properties have implemented some form of Internet access for their guests. While this has the effect of significantly limiting the available downtown hotel property market for the Company, there has been some replacement of suppliers as hotel properties have upgraded from dial-up to broadband access. We believe our broadband Internet access services compare favorably with that of our competitors and Gilder plans to target certain of the hotel properties that are in the position of upgrading in order to compete for such contracts. Further, we believe other attractive hotel prospects may be available in nearby suburban markets, which we are now researching. The Empire Landmark Hotel has recently asked Gilder to consider an expansion of its system, with the prospect of at least doubling the number of guest rooms being served. Discussions here are still at a very preliminary stage, and we have yet to finalize the network design for the expansion. No formal terms for a contract extension have been discussed.

Technology has also been advancing and there have been several promising developments that could impact future network design and installation, with the ultimate potential effect of reducing the time and capital costs required to complete an installation. These developments include newly available OEM commercial hardware that multiplexes (i.e. permits multiple uses of) existing wiring, and allows Internet access to be delivered over existing 120 volt power lines, telephone and/or TV cables. We are investigating these newly available commercial OEM products for potential adaptation into our Internet access service system.

RESULTS OF OPERATIONS

Revenues

All of our revenues to date are attributable to our Internet access network installed at the Empire Landmark Hotel in Vancouver, British Columbia, which became operational in May 2004. We earned revenues of $2,898 during the quarter ended February 28, 2005 as compared to $nil for the same period in fiscal 2004. During the nine months ended February 28, 2005 we earned revenues of $8,926 as compared to $nil for the nine months ended February 29, 2004. There is no assurance that initial revenues will be indicative of future revenues from the Internet access network installed at the Empire Landmark Hotel.

Operating Costs and Expenses

We incurred operating expenses of $17,475 in the quarter ended February 28, 2005 as compared to $3,357 for the same period in fiscal 2004. We incurred operating expenses of $65,561 during the nine months ended February 28, 2005 as compared to $25,015 for the nine months ended February 29, 2004.

Professional fees were $9,499 in the quarter ended February 28, 2005 as compared to $69 for the same period in fiscal 2004. We incurred professional fees of $44,484 during the nine months ended February 28, 2005 compared to $15,032 for the nine months ended February 29, 2004. These fees are primarily attributable to costs incurred in filing a registration statement with the Securities and Exchange Commission, which was declared effective in November 2004. We will continue to incur continuing professional fees, as Gilder is now a reporting issuer under the Securities Exchange Act of 1934.

Operations and technical support expenses were $2,952 during the three months ended February 28, 2005 as compared to $nil for the same period in fiscal 2004. We incurred operations and technical support expenses of $8,825 during the nine months ended February 28, 2005 as compared to $804 for the nine months ended February 29, 2004. These expenses were incurred in connection with the operation of the Internet access network at the Empire Landmark Hotel. We anticipate that these expense levels will be maintained during the current fiscal year. These expenses will increase in the event that we are able to establish additional Internet access networks.

Office and administrative services expenses were $3,883 in the quarter ended February 28, 2005 as compared to $3,288 for the same period in fiscal 2004. We incurred office and administrative services expenses of $8,814 during the nine months ended February 28, 2005 as compared to $8,524 for the nine months ended February 29, 2004. Office and administration services expenses were attributable primarily to management services provided by Angus Management, a private company controlled by Mr. Joseph Bowes, our president and a director. We pay Angus Management a fee of $900 per month plus out-of-pocket expenses for management and administration services.

Depreciation expense was $1,139 during the three months ended February 28, 2005 as compared to $nil for the same period in fiscal 2004. Depreciation expense was $3,416 during the nine months ended February 28, 2005 as compared to $nil for the same period in fiscal 2004.

Our corporate marketing efforts to date have mainly been direct sales activities involving Gilder management contacting hotel property managers and owners directly to discuss our Internet access network services and capabilities. We anticipate continuing with similar marketing efforts for the balance of the year. Compensation to management is included in the Statement of Operations under office and administrative services. Accordingly, expenditures reported as marketing costs have been comparatively modest in fiscal 2005, with no significant changes planned here for the balance of the year. We incurred $2 in marketing expenses during the three months ended February 28, 2005 as compared to $nil for the same period in fiscal 2004. We incurred marketing expenses of $22 during the nine months ended February 28, 2005 compared to $57 for the nine months ended February 29, 2004.

We anticipate that our operating expenses will increase substantially over the next twelve months due to the fact that we plan to expand our business operations by undertaking marketing efforts in order to secure additional Internet access networks installation contract with hotel property owners.

Our net loss for the quarter ended February 28, 2005 increased to $14,885 as compared to $3,357 for the same period in fiscal 2004. Our net loss for the nine months ended February 28, 2005 increased to $57,066 compared to $24,232 for the nine months ended February 29, 2004. Our net losses are attributable primarily to our operating expenses. We anticipate incurring continuing operating losses in the foreseeable future as we carry out our business plan and incur increased operating expenses. The amount and the extent of our operating losses will depend on our success in implementing our business strategy.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Working Capital

We had cash of $12,803 and a working capital deficit of $47,672 as of February 28, 2005, compared to cash of $27,394 and working capital of $5,978 as of May 31, 2004.

Our working capital deficit has increased due to the fact that our operating expenses have continued to exceed our revenues from our one Internet access network. Our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operations over the next twelve months without additional financing. As discussed below under “Plan of Operations”, we anticipate that we will require approximately $164,000 to $184,000 in additional financing over the next twelve-month period in order to enable us to cover our working capital deficit and to provide necessary further funding to pursue our plan of operations. If we do not achieve any additional financing, we anticipate that we will be able to maintain current operations for approximately six months based on current cash and working capital.

If we do not achieve this additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us, as discussed below under “Plan of Operations”.

Cash Flows

We used cash in the amount of $48,965 in our operations during the nine months ended February 28, 2005, compared to $28,351 for the nine months ended February 29, 2004. We financed cash used in operations by using cash raised in financing activities in the amount of $34,374 during the nine months ended February 28, 2005. Cash raised in financing activities included advances made by our president, Mr. Joseph Bowes and a convertible loan that we obtained in the principal amount of $25,000 from Angus Consulting, a private company controlled by Mr. Bowes, on October 26, 2004. This convertible loan bears interest at the rate of 5% per annum and is due and payable upon demand at any time after October 26, 2005. All outstanding amounts of the principal and accrued under the convertible loan interest are convertible at the option of Angus Consulting into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. There is no assurance that Angus Consulting will loan any additional funds to us.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to there being substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended May 31, 2004. As discussed in the notes to our audited financial statements, we had only recently commenced revenue-generating operations and had accumulated operating losses of $90,898 from our inception to May 31, 2004. Our continuation is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

We anticipate we will be spending approximately $116,000 to $136,000 over the next twelve months in pursuing our plan of operations, subject to our achieving the necessary financing. Over the next twelve months we plan to:

1.	Undertake marketing efforts with the objective of securing two or three additional installation contracts with hotel property owners for our Internet access networks.

2.	Complete the installation of two to three additional new Internet access networks incurring total estimated capital costs of $40,000 to $60,000.

3.
Establish a network operations center at the facilities of a computer equipment hosting service provider after the completion of our third or fourth network installation, incurring estimated operating and capital costs of $500 per month and $6,000 respectively.

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

ITEM 3.                 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph G. Bowes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 28, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended February 28, 2005.

Item 3.                 DEFAULT UPON SENIOR SECURITIES

None.

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending February 28, 2005.

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

GILDER ENTERPRISES, INC.

DATE: April 12, 2005	/s/ Joseph G. Bowes
Joseph G. Bowes
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)