Form 10KSB
period 2005-05-31
GILDER ENTERPRISES INC
filed 2005-08-19
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 0-51038

GILDER ENTERPRISES, INC.
(Name of small business issuer in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3639 Garibaldi Drive
North Vancouver, British Columbia, Canada	V7H 2W2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 924-8180

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, par value $0.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $11,501

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $916,615 as at August 11, 2005 based on the last private placement sale price per share of the Company’s common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,885,000 shares of common stock as of August 15, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

This Annual Report contains forward-looking statements within the meanings of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue", the negative of such terms, and other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, the disclosure provided in the other reports we file with the SEC. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform them to actual results.

Our statements are stated in United States dollars (US $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our”, mean Gilder Enterprises, Inc.

Business Development Since Inception

     We are a development stage company. Gilder Enterprises, Inc. was incorporated on April 25, 2002, under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In June 2002, the Company entered into an option agreement to acquire a mineral property in the Northwest Territories in Canada. In January 2003, after disappointing fieldwork results on both our optioned property and on a number of other prospects, we terminated the option agreement and abandoned our mineral exploration and development activities.

     In May 2003, we entered into an agreement with a Singapore company whereby we and the Singapore company agreed to pursue North American joint venture opportunities to provide high-speed Internet access services in hotel and other commercial properties. Pursuant to the agreement, we established a 51%-owned operating subsidiary, Nex Connectivity Solutions Inc. (“Nex Connectivity”) in 2003, which is 49%-owned by our joint venture partner, 5G Wireless Communications Pte. Ltd., a Singapore company (“5G Wireless”).

     Nex Connectivity, our operating subsidiary, is a Canadian federal corporation and was incorporated on March 25, 2003 under the Canada Business Corporations Act. It was established to carry out the marketing and delivery of our services within Canada, including the design, installation, and operation of specialized computer networks providing high-speed Internet access to hotel guests and other users (“Internet access networks”).

      We hold our 51% interest in Nex Connectivity through a wholly-owned subsidiary, Gilder Tech Ventures Inc. (“Gilder Tech Ventures”), which is a Canadian federal corporation incorporated on March 26, 2003. Gilder Tech Ventures was incorporated for tax and corporate purposes, with the sole purpose of owning our Canadian business interest in Nex Connectivity. Gilder Tech Ventures has no business operations, other than its ownership of our 51% interest in Nex Connectivity. We own all of the outstanding shares of Gilder Tech Ventures.

     In early 2004, Nex Connectivity secured its initial Internet access services contract, with a five-year term, involving the design, supply, installation, commissioning, and ongoing operation of a high-speed Internet access network installed at the Empire Landmark Hotel, a hotel property located in Vancouver, Canada. The Empire Landmark Hotel is owned and operated by Asia Standard Hotel (Holdings) Limited, based in Hong Kong. The commissioning of this initial Internet access network was completed in May 2004, which was when revenue-generating operations for the Company commenced. Our basic business model, initially targeting the needs of business travelers in hotel properties, is to earn revenues from Internet access fees paid by the users of our Internet access networks, which we plan to build, own and operate under long-term contracts with the property owner. The Empire Landmark contract provides that we will share the revenues with the hotel, based upon negotiated revenue sharing arrangements. For the fiscal year ended May 31, 2005, our revenues from Internet access services were $11,501.

     Nex Connectivity plans to use this initial contract to further develop its Internet access services business in Vancouver, Canada area and elsewhere. If Nex Connectivity is successful in securing additional Internet access services contracts in the hotel market niche in Vancouver area, then our business plan is to expand the business into new market niches in Vancouver, such as convention centers and other commercial properties, and then to expand geographically into new markets across Canada and the United States.

     There is no assurance that revenues from the initial contract will be sufficient to expand our business as planned or at all. Also, our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operations without additional financing, of which there is no assurance (see “Plan of Operations and Cash Requirements”).

     Our consolidated financial statements included with this Annual Report have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended May 31, 2005. As discussed in the notes to our audited financial statements, we have only recently commenced revenue-generating operations and have accumulated operating losses of $169,199 from our inception to May 31, 2005. Our ability to continue operations is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Joint Venture

     We entered into a joint venture agreement with 5G Wireless on May 25, 2003. The execution of the joint venture agreement was subsequent to the execution of a letter of intent between us and 5G Wireless on March 7, 2003. Nex Connectivity was incorporated, subsequent to the execution of the letter of intent, on March 25, 2003. Our joint venture agreement provides for the formation of corporations to carry out the joint venture business of providing high-speed Internet access services in hotels and other commercial properties. Nex Connectivity is the initial joint venture corporation established under our joint venture agreement.

     (a) Shareholders Agreement

     Our ownership interest in Nex Connectivity is governed by a shareholders agreement with 5G Wireless. Under the terms of this shareholders agreement there are two directors of Nex Connectivity, one each to be nominated by us and 5G Wireless. Our director nominee is Mr. Joseph Bowes, who is our president. 5G Wireless’s nominee is Mr. Jun Nam (Johnny) Lee. Mr. Lee is not an officer, director, or employee, nor is he a shareholder, of 5G Wireless. Under the shareholders agreement, fundamental business decisions require our prior written approval. In addition, we are entitled to a tie-breaking vote on matters where there is no unanimous agreement among the directors on all matters of governance to be approved by the directors of Nex Connectivity. We and 5G Wireless have each granted to each other a right of first refusal to purchase the other’s interest in Nex Connectivity. These rights of first refusal require that, prior to completing any sale of our interests in Nex Connectivity to a third party, we each offer to the other our interests and give the other the opportunity to purchase our interests.

     (b) Shareholder Commitments

     Pursuant to the shareholders agreement, we have agreed to advance up to $40,000 to Nex Connectivity as a loan on a non-interest bearing basis in order to fund its start-up operations and its initial Internet access network installation. To May 31, 2005, we had advanced $21,000 (May 31, 2004 - $25,500) to Nex Connectivity as a loan pursuant to the shareholders agreement. We have not advanced any further funds to Nex Connectivity since May 31, 2005. During our fiscal year ended May 31, 2005, Nex Connectivity repaid $4,500 of the outstanding amount to us with the consent of 5G Wireless. In accordance with GAAP, these advances are eliminated from our consolidated financial statements. 5G Wireless and Michael Tan, the principal of 5G Wireless, have each provided a guarantee of repayment, with accompanying security, of our loan to Nex Connectivity.

     Also pursuant to the shareholders agreement, 5G Wireless agreed to sell to Nex Connectivity: (i) certain network hardware and software valued at $10,000, which amount is repayable in the future as a loan on a non-interest bearing basis; (ii) the services of two mutually agreed staff to provide operations and technical support expertise; and (iii) a license of certain software developed by 5G Wireless for the management of Internet access networks. The network hardware and software to be provided by 5G Wireless was received in July 2003, and consisted of one Lucent network router, five Lucent network access points, twelve wireless cards and the proprietary radius authentication software.

     Also under the terms of our shareholders agreement, it is agreed that the financial contributions from shareholders will be kept as low as possible. The shareholders agreement provides that, to the extent that Nex Connectivity requires financing for its business operations but is unable to obtain said financing from banks or institutional lenders, then Nex Connectivity may make a formal request of us and 5G Wireless for a loan. Any request for such a loan must be made by a majority of the board of directors of Nex Connectivity. Accordingly, no demand for a loan can be made without our prior consent. Such request for a loan will be made to each of us and 5G Wireless, on a pro rata basis in proportion to our respective shareholdings. We will be obligated to advance the money required from us within 30 days of receipt of the written request for the loan.

     Our shareholders agreement further provides that: (i) any loans made by us and 5G Wireless are repayable on a non-interest bearing basis, unless it is a loan made pursuant to a formal request as described above, which specifically provides for loan interest; (ii) as Nex Connectivity will retain and reinvest all net profits earned for the first 24 months after execution of the agreement, in no event would the initial shareholder loans specified above be repaid before May 25, 2005, being the two year anniversary of the date of our shareholders agreement with 5G Wireless; (iii) thereafter, shareholder loans will only be repaid from net profits approved for distribution by the board of directors of Nex Connectivity; (iv) that a shareholder will not demand repayment of their loan while they remain a shareholder of Nex Connectivity, and; (v) if Nex Connectivity repays the loans, in whole or in part, Nex Connectivity shall do so pro rata in proportion to each shareholder’s loan balance.

     (c) Operations and Technical Support Staff

     5G Wireless’s commitment to provide Nex Connectivity the services of the two mutually agreed operations and technical support staff is the subject of a separate agreement between us and 5G Wireless dated April 1, 2004. Under this agreement, 5G Wireless is required to provide these services to Nex Connectivity at a stipulated monthly fee of CDN$1,000 per month (equal to approximately $800 per month at recent exchange rates), based upon two “standard” hotel properties being in operation. This fee is payable by Nex Connectivity as an expense prior to the distribution of any net profits of Nex Connectivity to us and 5G Wireless under the shareholders agreement. The fee of approximately $800 per month is fixed (in terms of Canadian dollars, but may fluctuate when restated in United States dollars, depending upon foreign currency exchange rate changes). This fee is not dependent upon the actual amount of time spent by staff in providing the services.

     Standard hotel properties are defined in the agreement to be hotel properties with between 250 and 400 rooms, where our Internet access network services the meeting rooms and the hotel lobby and approximately 20% of the guest rooms. Nex Connectivity is required to pay this fee, of approximately $800 per month, regardless of whether there are one or two “standard” hotel properties in operation. We have not entered into any agreement with 5G Wireless concerning the fee payable in the event that Nex Connectivity has more than two “standard” hotel properties in operation. In addition pursuant to the April 1, 2004 agreement, Nex Connectivity will also pay approximately CDN$1,000 per installation (equal to approximately $800 per installation at recent exchange rates) for installation project management services, assuming a standard hotel installation.

     5G Wireless is responsible for ensuring that the operations and technical support staff, are available to Nex Connectivity, either on-call or in-person as the circumstances may require, 24 hours a day, 7 days a week. The operations and technical support staff are employees of Nexgen Consulting Inc., a private company affiliated with 5G Wireless and are not employees of either us or Nex Connectivity. Compensation payable to the operations and technical support staff is payable directly by Nexgen Consulting Inc., and it is the sole responsibility of 5G Wireless to ensure the prompt payment of all compensation due.

Industry Background

     The Internet access services business is being driven by the convergence of technology developments and users’ evolving Internet access needs.

     (a) Users Evolving Internet Access Needs

     Over the past decade, use of the Internet has grown dramatically, with the result that today’s traveling public has compelling business and personal needs for frequent Internet access while they are away from both home and office. Such reasons include: (a) sending and receiving e-mails; (b) accessing and searching Internet web sites; (c) accessing corporate networks and files; (d) video-conferencing; (e) competitive intelligence; (f) on-line banking; (g) on-line stock quotes and research, and the stock purchases and sales; and (h) on-line shopping.

     The Internet continues to evolve richer and more sophisticated web sites and web-based applications, and incessantly demands ever-larger file and graphics handling needs, most of which now require much higher data transmission rates than can be accommodated efficiently using dial-up Internet access. Accordingly, consumers at home and in the office have readily adopted high-speed, “broadband”, Internet access services, both to replace their pre-existing dial-up Internet access services and as their initial choice for Internet access service.

     Business travelers today typically have high-speed Internet access both at the office and at home, and are now demanding high-speed access when traveling in order to take full advantage of the Internet’s capabilities, and to productively use their time during business trips. We believe that this demand for “transient” high-speed Internet access (i.e. when away from home or office) will only continue to grow. For business travelers, conventional dial-up Internet access is simply too slow and, given its inherent productivity limitations, is in effect too expensive,. As a result of these factors, we believe that numerous business travelers are now basing their hotel selection in part on the ability of the hotel to provide them with high-speed Internet access in their hotel room. Accordingly, we believe that hotel properties must be able to offer business travelers high-speed Internet access or risk losing customers and market share.

     (b) Technology Developments and Wi-Fi

     Personal computers are continually becoming faster and more powerful. Today’s software and web-based applications, many featuring advanced graphics handling, have ever-larger file handling needs and capabilities. There have been impressive technology developments in hardware and software in recent years to permit the handling of these ever-bigger files and programs. These developments extend to telecommunications and specifically Internet access.

     Today’s mass-market availability of high-speed Internet access services, based on asymmetric digital subscriber line (“ADSL”) and cable Internet “wireline” technologies, has readily displaced the previously dominant, but low-speed, Internet access technology based on “dial-up” telephone “wireline” Internet access. Due to the limitations on the speed at which data can be transferred over telephone lines, dial-up Internet access at 56 kilobits per second is significantly slower than high-speed Internet access. High-speed ADSL or cable Internet access, at about 1.5 megabits per second, is 25 to 30 times faster than dial-up Internet access. While even higher Internet access speeds are available using other “commercial-grade” wireline technologies (e.g. T1, etc.), for most business or consumer applications few users can justify the significant “commercial-grade” expense involved.

     A key development in Internet access is that of wireless Internet access technologies, based upon the IEEE 802.11 wireless-fidelity (or “Wi-Fi”) standards. Previously, all “wireline” Internet access technologies required external modems and wires or cables that attached directly to the user’s computer. While you still need a physical “wireline” Internet access connection, today’s Wi-Fi technologies do away with the actual telephone line or cable connection directly attached to a user’s computer. Accordingly, there are significant advantages to being Wi-Fi enabled. Indeed, these advantages have lead to the emergence of a very active Wi-Fi retail aftermarket for desk-top and laptop personal computer applications. Today, a significant portion of business people travel with their laptops, and many of these laptops feature OEM installed Wi-Fi equipment. Nex Connectivity plans to build its business by installing Internet access networks targeting the needs of business travelers. Wi-Fi is one of a number of enabling technologies Nex Connectivity employs to provide its Internet access services. Theoretically, Wi-Fi devices are able to transmit and receive at up to 11 million bits per second, or about 200 times faster than a dial-up modem connection. In practice, actual data transfer throughput rates are in the order of 5.5 to 8.5 Megabits per second, which is still significantly faster than even high-speed ADSL and cable.

Our Business

     We are engaged through Nex Connectivity in the business of marketing, designing, supplying, installing and operating Internet access networks. More particularly, computer-based networks that provide multiple access point, high-speed Internet access, serving many concurrent users on the same network at numerous physical locations throughout the hotel and other commercial property where the network is installed. We have only completed the installation of one Internet access network at a Vancouver, British Columbia hotel property, which is the sole Internet access network that we currently operate. Our market opportunity is to serve the growing Internet access needs of “transient” users, and in particular business travelers, in high-demand locations under long-term contracts with property owners.

     We have formulated a business strategy to install high-speed Internet access networks employing wireless and other networking solutions. We plan to target hotel properties, and more specifically the needs of business travelers staying in those properties. We believe our business model will be attractive to property owners because it permits them to minimize their financial and operations risks in providing a very desirable but highly specialized service to their guests. Specifically, the property owner: (i) competes better, by being able to offer guests and other users a high value-added service; (iii) “out-sources” specialized staffing needs, as related to the specialized technical and operational issues involved in designing, building, owning and operating a high-speed Internet access network; (iii) avoids capital and operating costs, and the risks of technological obsolescence; and (iv) earns an incremental income stream, through revenue sharing. Further, our business model is based on installing specialized Wi-Fi based networks, which are less expensive than conventional “wireline” ADSL or cable networks.

     Our plan of operations contemplates that Nex Connectivity will commit with a property which physical areas will have Internet access coverage. The actual coverage areas will be dependent upon where the network equipment that permits a Wi-Fi network connection, notably the Wi-Fi access points, are installed. The Wi-Fi access points are effectively small radio transceivers. The physical properties of the building, notably the amount and placement of concrete and steel structures used in its construction and fittings, and electrical interference, especially in the 2.4 GHz microwave band range of the radio spectrum, will determine the relative number and positioning of the Wi-Fi access points necessary to provide wireless coverage. All of the Wi-Fi access points are in turn “wired” into the custom-designed Internet access network that Nex Connectivity will install in the property. The network itself involves both hardware (such as wire cabling, routers, switches, and computer servers) and software (that authenticates users and controls network operations).

After securing a long-term Internet access services contract, the steps involved in establishing an Internet access network system can be summarized as follows:

1. Project management
This involves first determining an overall project plan with clearly defined client commitments and project scope and which details the management processes to control the design, supplier sourcing, installation and commissioning stages.

2. Design
The Internet access network design will take into consideration the physical areas to be serviced, building structure and service equipment locations, access issues, current performance characteristics and physical requirements of OEM network components, including hardware, software, cabling, switches, wireless access points, modems, routers, antenna boosters, etc. Site visits are typically necessary during the design stage to test wireless reception and/or other equipment performance throughout the intended network service area.

3. Supply
The individual components of the network installation are sourced to appropriate suppliers. Supplier lead times will feature heavily in our supplier sourcing considerations. This phase also includes identification of the external, high-speed, leased-line Internet connection supplier who will provide the physical Internet access connection utilized by the Nex Connectivity Internet access network.

4. Install
The physical installation of all the on-site components comprising the network and connection of the network to the external, leased-line, high-speed Internet connection. It is planned that the property will provide at its own cost the relevant power supply outlets and the external, leased-line Internet connection. Installation requires physical access to the entire Internet access network service area (guest rooms, meeting rooms, lobby areas, service areas, etc.). Accordingly, there is significant coordination of effort required with property owner staff during this stage and the ensuing commissioning activities.

5. Commission

Once installation is complete, the network must be commissioned, which includes the following procedures:

  Hardware is adjusted so that the actual Internet access coverage areas match what was agreed
  Software is installed and made operational for user logon and authentication, and for management of concurrent user access,
  Staff training is completed covering network capabilities, and the handling of user enquiries and payment processing

     The principal factors affecting the overall timing of an installation include the availability of hotel service staff, supplier lead times, and physical access to the intended network service area, including the guest rooms and meeting facilities, at both the design and installation stages. While hotel occupancy can be seasonal, any guest usage of the intended network service area (e.g. guest rooms and meeting facilities) can greatly influence the scheduling required. In the instance of the Empire Landmark Hotel installation, the agreement was executed as of February 1, 2004. Commissioning was completed and the system became fully functional in mid- to late- May 2004, providing an elapsed time of approximately three and one-half months. While it could be done faster, we consider three to four months to be representative of the time-frame for the set-up of an Internet access network at a hotel property, this being the elapsed time from executing the long-term contract to the date that revenue operations commence.

     The Empire Landmark installation is Nex Connectivity’s first Internet access service contract. We are attempting to secure additional contracts for Nex Connectivity with other hotels within the Vancouver, Canada market area. Our business strategy is to use the success of our initial installations in order to establish Nex Connectivity in the market place, firstly in Vancouver, Canada and then elsewhere, and to use the revenues from our initial installations in order to expand our business and complete additional installations.

     While we continue to target and complete our initial Internet access networks, we plan to keep Nex Connectivity’s staffing requirements at a minimum. 5G Wireless has provided two key staff members to enable Nex Connectivity to complete and service its initial projects. These individuals are Mr. Dennis Tan, chief technology manager, and Mr. Ralph Anderson, user support manager. The services of Mr. Tan and Mr. Anderson are being provided by 5G Wireless, our joint venture partner, at the expense of Nex Connectivity as detailed above. We believe that Messrs. Tan and Anderson will be able to complete the management and supervision of Nex Connectivity’s initial Internet access network installations, which will likely involve the use of some sub-trades, without the requirement to hire additional staff or contract personnel. Where necessary and appropriate to optimize scheduling on an installation, certain of the work involved will be contracted to third parties under the supervision of Messrs. Tan and Anderson. An example of work to be contracted-out would include “pulling” cable from the ground floor to upper floors in a hotel property installation.

     Based upon the long-term service contracts we plan to negotiate with property owners, our plan of operations is to design, supply, install and commission each Internet access network that Nex Connectivity will then own. For each project, Nex Connectivity will provide initial training for property staff and ongoing servicing and technical support. Depending upon the hotel property, we expect that sales revenues will be earned by Nex Connectivity based upon a fixed percentage split of user charges, a fixed monthly amount, or a combination of both. The revenue sharing structure will be formalized in the long-term service agreement, and will be the subject of negotiations between us and the property owner, and will likely vary from project to project.

     We anticipate that any revenues that we achieve will be subject to seasonal fluctuations in the hotel travel market in Vancouver, Canada. Business travel drops during the summer months of June, July and August, when Vancouver hotels are largely full of vacationing tourists. Our experience to date indicates that our revenues are weaker in the summer months, when business travel declines as compared to the rest of the year, consistent with the anticipated seasonality in travel patterns. In particular, Internet access revenues from meeting room services are significantly less in summer months. We expect our revenues to be less during the summer months than throughout the balance of the year due to this seasonality in business travel.

Empire Landmark Operations

     Under the terms of our five-year contract with the Empire Landmark Hotel which will terminate May 21, 2009, Nex Connectivity agreed to design, supply, install and commission, at our cost, all the hardware and software comprising the network solution necessary to provide high-speed Internet access to specified guest rooms and other selected areas of the hotel, including the lobby and the meeting/convention rooms. For guests and others who have their own Wi-Fi enabled laptop computers and other devices and are using this network, our revenues can be categorized as being either from individual guest use, where access is controlled through a prepaid card system, or from event use, where access is controlled through an assigned event “account”. This network and its ongoing support and maintenance comprise our primary network operations at the Empire Landmark Hotel (“Individual and Event Access Operations”). We completed the installation of our primary network operations in May 2004. We subsequently extended our operations to accommodate guests and others without their own Wi-Fi enabled devices through the installation of an Internet kiosk and a Business kiosk in the hotel lobby (“Kiosk Operations”). Nex Connectivity is obligated to provide periodic training of hotel staff in order to support and facilitate the marketing and operation of the Internet access services being provided at the Empire Landmark Hotel. The agreement also provides that, in the event that we terminate the Internet services agreement before March 1, 2007, the hotel will be entitled to keep all of the hotel network equipment and associated assets no additional cost.

     (a) Individual and Event Access Operations

     The Internet access network installed at the Empire Landmark Hotel serves approximately 66 of the 357 guest rooms in the hotel, as well as all meeting and conference rooms and the hotel lobby. The guest rooms served are the top seven floors of the hotel, which the hotel actively markets to its business traveler guests. Throughout the year, occupancy rates at the Empire Landmark vary between 45% and 75%, largely due to seasonal fluctuations driven by the volume of summer tourists. It is the hotel’s understanding that occupancy rates for business travelers are subject to somewhat less fluctuation than above.

     Nex Connectivity has installed an Internet access network at the Empire Landmark Hotel using industry standard 802.11b Wi-Fi equipment; in particular, Lucent Technologies and CISCO wireless access points, which are strategically located throughout the hotel to provide the required coverage. This means that any user’s wireless card or device that complies with the 802.11 standard will be compatible with our network. A user’s computer must also have a standard web browser to log onto our installed Internet access network (i.e. web browsers such as Microsoft Internet Explorer or Mozilla Firefox, which would need to be installed on the user’s computer anyway, in order for them to otherwise access the Internet).

     For “individual” Internet access, hotel guests and others must first purchase a prepaid card from the hotel’s front desk. This prepaid card, supplied at Nex Connectivity’s cost, is imprinted with a unique user ID and password. The password is covered by a protective, removable, latex coating intended to be scratched off by the user. Users with an 802.11 Wi-Fi enabled devices and supported web browsers can connect to the Nex Connectivity Internet access network through a simple logon procedure. For security and authentication purposes, this logon procedure requires the input of a valid ID and password from an “unexpired” prepaid card.

     For meeting room and conference (“event”) Internet access, hotel guests and others must first obtain an assigned event “account”, with an associated ID and password, from Nex Connectivity technical staff. Typically, such arrangements are handled through the hotel’s catering office and then referred onto our technical staff, as the hotel catering office is responsible for managing all event arrangements and subsequent customer billings. Event users with 802.11 Wi-Fi enabled devices and supported web browsers can connect to the Nex Connectivity Internet access network through a simple logon procedure. For security and authentication purposes, the logon procedure requires the input of a valid, assigned event “account” ID and password.

     We had originally planned to complete the design, supply, installation and commissioning of the Empire Landmark Internet access network by March 31, 2004. However, full commissioning was delayed into early May 2004 due to supplier manufacturing problems affecting the delivery of the prepaid cards. The March 31, 2004 deadline specified in our contract was extended by the mutual agreement of Nex Connectivity and the hotel to May 31, 2004. The Empire Landmark network achieved full revenue operations in May 2004.

     (b) Kiosk Operations

     For guests and others who do not have computers and who need Internet access, Nex Connectivity has installed two kiosks in the hotel lobby, an Internet kiosk and a Business kiosk, by partnering with a third-party. The Internet kiosk has been installed pursuant to agreement between Nex Connectivity and Paykiosks Internet Terminals Inc. (“Paykiosks”) dated April 12, 2004. Under the terms of this agreement, Paykiosks agreed to supply, install, operate and maintain the Internet kiosk, at Paykiosk’s expense, at a location to be provided by Nex Connectivity in the hotel lobby area. Ownership of the Internet kiosk remains with Paykiosks. Under the terms of the agreement, charges for Internet kiosk usage are based on a pay-per-use basis, which is handled directly by Paykiosks. The agreement with Paykiosks is terminable by either Paykiosks or Nex Connectivity upon either party giving 90 days written notice to the other. Paykiosks will be entitled to remove the Internet kiosk immediately upon expiry of the 90 day notice period.

     Nex Connectivity entered into an addendum to its agreement with Paykiosks whereby Paykiosks agreed to provide and operate a second Internet kiosk that would feature additional functionality. We refer to this second kiosk as the “Business kiosk”, as it will enable users to use Microsoft Office or equivalent business software, to burn files to a CD and/or print to a laser printer, in addition to accessing the Internet and checking email. The Business kiosk is the subject of an addendum, which is dated September 15, 2004, to the original Internet kiosk service agreement between Nex Connectivity and Paykiosks. Under this addendum, Paykiosks will provide the Business kiosk on the same terms as the original Internet kiosk service agreement. This Business kiosk was installed in early October 2004. Ownership of the Business kiosk remains with Paykiosks. The agreement regarding the Business kiosk is subject to the same termination provisions as the original Internet kiosk.

     (c) Revenues

     Nex Connectivity earns revenues through revenue sharing agreements with the Empire Landmark Hotel (in respect of our Individual and Event Access Operations) and Paykiosks (in respect of our Kiosk Operations). The agreed retail pricing of all of our Internet access services, as agreed between us and the hotel and Paykiosks as appropriate, is subject to change in the future to meet evolving competitive market conditions.

     Internet access revenues from the Individual and Event Access Operations are shared between Nex Connectivity and the Empire Landmark Hotel, with the hotel owner earning a commission computed as 15% of all prepaid card revenues and 10% of all event revenues, where revenues are net of any refunds for service problems. The hotel renders services to Nex Connectivity as follows: (i) front desk and catering staff handling of handling initial customer contacts; (ii) front desk handling of prepaid card sales; (iii) front desk handling of customer complaints and refund processing; (iv) front desk handling of initial technical support enquiries; and; (iv) through assuming all of the credit risk for subsequent collection of amounts owed. The amount of revenues achieved will be dependent upon the usage of our services by hotel guests and others. The principal factors that will affect our revenues are: the percentage of business travelers at the hotel, the acceptance of the prepaid access card system, and the number of events requiring Internet access. At May 31, 2005, the retail pricing for Individual and Event Access Operations was: (i) individual users (prepaid cards) – CDN$12.40 for each 24 hour period (or approximately $9.85 for 24 hours at current exchange rates), and; (ii) event users (assigned event “account”) – CDN $200 a day (or approximately $159 a day at current exchange rates).

     Internet access revenues from Kiosk Operations are shared between Nex Connectivity and Paykiosks, with Paykiosks providing Nex Connectivity a commission computed as 20% of all “kiosk” revenues. This commission is paid to Nex Connectivity as consideration for providing the hotel lobby locations for the Internet and Business kiosks. Paykiosks has also agreed to pay Nex Connectivity the monthly amount of CDN$40 per month (equal to approximately $32 per month at present exchange rates), for providing the high-speed Internet access used for the Internet and Business kiosks. At May 31, 2005, the retail pricing for usage of the kiosks was CDN$2.00 per ten minutes of Internet kiosk usage (equal to approximately $1.60 at present exchange rates) and CDN$7.95 per 30 minutes of Business kiosk usage (equal to approximately $6.33 at present exchange rates).

     Further, and in respect of the kiosks, Nex Connectivity entered into agreements with the hotel whereby the hotel agreed that no portion of the revenue from the Internet kiosks would be payable to the hotel. These agreements were the subject of addendums to the original agreement between Nex Connectivity and the hotel dated March 31, 2004 and September 15, 2004.

Employees

     We currently have one part-time employee, two part-time consultants and no full-time employees. Our part-time employee is Mr. Joseph Bowes, our sole executive officer. Our part-time consultants include Mr. Dennis Tan, our chief technical manager, and Mr. Ralph Anderson, our user support manager. Messrs. Tan and Anderson provide their services to us on a contract basis through Nexgen Consulting Inc.

Marketing

     We are conducting our marketing efforts using direct sales activities involving our directors and officers and staff who contact property owners directly to discuss our Internet access services and capabilities. We believe that this is the most effective method for the initial marketing of our services, and to secure the initial Internet access services contracts we are targeting. We plan to target hotel properties that are typically situated in the downtown areas of major cities and near airports. These properties are financially stable, well established and have high room utilization rates. Our objective is to secure Internet access service contracts and to earn revenues from properties whose guests and other users will provide ongoing Internet usage.

     Our marketing efforts to date have focused entirely on properties in Vancouver, Canada, and have been comprised of: (i) direct sales activities, intended to lead to; (ii) technical assessments, intended to lead to; (iii) contract negotiations, intended to result in the planned long-term Internet access services contracts. Over the course of the past two years, our marketing efforts have focused on: (i) securing an initial long-term hotel property contract in Vancouver with the Empire Landmark Hotel, as a basis to secure additional Internet access service contracts, and; (ii) securing further initial long-term contracts with other local property owners.

     Through our direct sales activities we have canvassed all significant hotel properties in downtown Vancouver and those close to the nearby international airport. Recent market developments would indicate that the market is maturing and becoming more competitive. In Gilder’s chosen initial geographic market, Vancouver, Canada, by Spring 2005, substantially all of the downtown and airport hotel properties had implemented some form of Internet access service for their guests. While this has the effect of significantly limiting the available downtown hotel property market for the Company, there has been some replacement of suppliers as hotel properties have upgraded from dial-up to high-speed Internet access. We believe our high-speed Internet access services compare favorably with that of our competitors and Gilder plans to compete for such upgrading contracts. Further, we believe other attractive hotel prospects may be available in nearby suburban markets, which we are now researching. The Empire Landmark Hotel has recently asked Gilder to consider an expansion of its system, with the prospect of at least doubling the number of guest rooms being served. Discussions here are still at a very preliminary stage, and we have yet to finalize the network design for the expansion. No formal terms for a contract extension have been discussed and any decision here will be delayed until the Fall 2005.

     The technical assessments resulting from our direct sales activities have led to six formal proposals, of which the Empire Landmark was one. Two of these formal proposals led to contract negotiations; the first in Spring 2003 which proved unsuccessful, and the other, being the Empire Landmark Hotel, in late 2003 and early 2004, which culminated in an executed contract in February 2004.

     We have not entered into any agreements for any Internet access services contracts or had any negotiations for any such contracts since our agreement with the Empire Landmark Hotel. Hotel property owners are typically very busy during the summer months. It is our experience that hotel property owners have little time to focus on anything other than dealing with the challenges of running a full hotel property during the busy summer tourist season. Accordingly, we have focused our direct sales efforts on the Winter and Spring time-periods. These marketing efforts have included: (i) direct sales activities including follow-on and new contacts with hotel property owners identified as prospective customers; (ii) updating our website; (iii) professional re-working of our logo and graphics design elements, with the objective of developing our corporate identity; and (iv) ongoing market research and planning activities targeting hotel and other commercial properties in the metropolitan Vancouver market area. We plan to continue our marketing efforts throughout the next twelve months.

     Our initial marketing efforts are targeted at our planned hotel market niche and focus primarily on serving the Internet access needs of business travelers. Our principal marketing efforts to date have targeted hotel properties in the Vancouver, Canada market area. If we are able to establish a business in the Vancouver, Canada area, of which there is no guarantee, we plan on pursuing further sales growth in other targeted niche markets in the Vancouver area and then elsewhere geographically, starting in South-Western British Columbia and then moving onto other major centres across Canada and the United States. There is no assurance that we will be able to expand our business as planned.

Proprietary Technology Development and Intellectual Property Rights

     We do not plan to develop the individual components that will be incorporated into our technology solutions. Rather, we intend to use existing commercially available technology solutions in order to design, install and operate Internet access networks. Our business success will depend in part upon our ability to incorporate the latest technology developments into our Internet access networks in order to minimize installation costs and to provide the greatest range of services to our customers. Accordingly, we will require that our technical staff be responsible for tracking industry developments affecting software, hardware and telecommunications that could impact on our ability to develop improvements to our Internet access networks. Our objective will be to ensure that we are continuously improving our Internet access services in order to meet changing user needs and to ensure the ongoing growth and satisfaction of our user base.

     The Internet access solutions that we will provide to our customers will primarily be comprised of commercially available hardware and software solutions. We anticipate that we will not be required to develop any of the individual hardware and software components that we will incorporate into our technology solutions. We will take measures to ensure that our know-how and trade secrets are protected through the execution of confidentiality agreements with third parties and through the execution of confidentiality and non-circumvention agreements with employees and consultants that we retain to carry out our business strategy. However, we anticipate that we will not rely on patent and copyright law for protection of any of our trade secrets or know-how. Accordingly, there is no assurance that competitors will not independently develop similar know-how or otherwise obtain to our know-how, trade secrets, concepts, ideas and documentation. Furthermore, there is no assurance that confidentiality and non-competition agreements with our employees and consultants will adequately protect our trade secrets and know-how.

     We will rely on commercially available software programs in order to implement and operate our Internet access networks. These third party software products will be critical to our business. Accordingly, we plan to retain and renew such software licenses and authorizations as are necessary for us to establish and continue our operations. As a licensee, we will have no assurances as to the future availability of any of the software that we require or the price at which the software owners charge us for the licenses that we require. Increases in software licensing fees may increase our cost of doing business. In addition, the inability or unwillingness of a software owner to license software that we require to us would force us to seek alternate software vendors and may result in increased costs and decreased functionality.

Competition

We will continue to face competition from companies that currently provide Internet access services to hotel properties, and possibly from new market entrants in future:

1.
We will face competition from the established and very large telecommunications companies that presently provide ADSL and cable Internet services to mass-market customers on a “long-term” subscriber basis. They may in future chose to develop specialized network solutions to serve the needs of “short-term”, “transient” use customers in hotel and other commercial property locations. While these “wireline” service providers have capital costs that are significantly higher than the Wi-Fi Internet access network solutions that we plan to offer, they have proven technology solutions that hotel owners may be more familiar with. As well, they could decide to supply their own Wi-Fi network solutions. Notwithstanding the costs involved, hotel property owners may decide to work with these service providers rather than with us. The major telecommunications service providers in the Vancouver market area include:

	(a)	Telus Corporation – a major established national Canadian telecom firm providing ADSL services;

	(b)	Shaw Cable – a major regional Canadian cable operator providing cable Internet services, and:

	(c)	Bell Canada – a major established national Canadian telecom firm providing ADSL services.

2.
We will face competition from other smaller Internet access service providers similar to the company that are providing Internet access network solutions for “short-term”, “transient” use customers, some of whom now serve the hotel property market niche. As discussed, our technology solutions do not contain any proprietary components. Accordingly, other companies can and will design technology solutions that may enable them to provide Internet access solutions to hotel properties at costs that are less than conventional DSL and cable Internet services.

3.
We will face competition from “hot spot” operators who target hotel properties. While we believe that present “hot spot” technologies alone are not suitable for providing Internet access to individual guest rooms in a large hotel property, they may be appropriate for large common areas such as lobbies and meeting/conference rooms. The decision of hotel property owners to permit “hot spot” operators to provide services at their hotels may result in less demand for our Internet access networks. Competitors in this market in the Vancouver area include the following companies:

(a)	FatPort, and;

(b)	Boingo Wireless.

As a general rule, we expect that all of our competitors will have access to greater financial resources than we do, due to the startup nature of our business. Accordingly, competitors may be able to develop Internet access solutions that are technically superior to ours and may be able to devote greater financial resources to the marketing of their services. Hotel property owners may also elect to proceed with established competitors rather than entering into agreements with a start-up company such as us. Due to these factors, there is a significant risk that our business will be materially and adversely impacted by competition.

Government Regulation

We anticipate that our Internet access network business will not be subject to any direct regulation by any government agencies including, in Canada, the Canada Radio, Telephone and Telecommunications Commission (the “CRTC”) and, in the United States, the Federal Communications Commission (the “FCC”). However, we will be required to comply with general government regulations that are applicable to all businesses. We caution that in both Canada and the United States, there are ongoing discussions about the regulation of Internet operations and related economic activities. Topical issues include the following:

1.	Whether Internet access providers should continue to be classified as regulated “Information Service Providers”, rather than, in the United States, as “Regulated Telecommunications Providers”;

2.	Whether Internet access providers should be required to contribute to a “Universal Service Fund”, which, in the United States, subsidizes phone services for rural and low-income consumers and supports Internet access for schools and libraries;

3.	What regulations, if any, should apply to the evolving use of the Internet for data and telecommunications transmissions.

In addition, the current regulatory situation in Canada and the United States is subject to change, which change could include increased regulation by the CRTC or the FCC. Increased regulation may result in increased costs to us in carrying out our business operations. Increases in costs could have the ultimate effect of reducing the usage of our Internet access networks by our customers or may decrease our expected gross margins and profits.

Research and Development Expenditures

     We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

     We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

     Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

     If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

     If we do not successfully operate our initial Internet access network located at the Empire Landmark Hotel in Vancouver, Canada, then we will not achieve sufficient revenues to enable us to sustain operations and our business may fail.

     We have secured a contract to install and operate an Internet access network at the Empire Landmark Hotel property in Vancouver, British Columbia in February 2004. We completed the installation of this Internet access network in May 2004 and operations commenced in May 2004. This contract is our first Internet access network installation and operation. The completion of this contract has consumed most of our available financial resources. We earn revenues on a revenue sharing basis with the hotel property owner that is based on Internet usage. We own this network and accordingly, we have not been paid any up-front purchase price or installation fee by the hotel property owner. Our ability to increase our revenues and a return on our investment on this installation contract will be dependent on our ability to generate and maintain usage of the Internet access network by hotel guests at the hotel property. If we are not successful in operating our initial hotel Internet access networks by generating usage of the installed Internet access network, then we will not achieve revenues as planned. If we are not successful at earning revenues or if revenues are less than anticipated, we may not have sufficient financial resources to continue with other network installations. In this event, we may not be able to continue business operations and our business may fail.

If we do not achieve additional financing or significant revenues from operations, then our business may fail.

     We had cash of $8,982 and a working capital deficit of $67,768 as of May 31, 2005. Our plan of operations calls for us to spend approximately $125,000 over the next twelve-month period in pursuing our plan of operations to establish our Internet access network installation business. In order to achieve our plan of operations, we will require additional financing. The amount of financing will be dependent in part on the amount of revenues that we are able to generate from our initial hotel Internet access networks. There is no assurance that we will be able to achieve the necessary additional financing that will be sufficient for us to carry out our plan of operations for the next twelve months. We anticipate that we will not be able to achieve conventional debt financing due to the start up nature of our business and our lack of tangible assets. Accordingly, we anticipate that any additional funds will be raised through equity financings by way of additional sales of our common stock and/or securities that are convertible into shares of our common stock. There can be no assurance that additional financings will be available on terms acceptable to us, or at all. If we are not successful in achieving additional financing, then we may not be able to continue our business operations and our business may fail.

If we are required to complete additional equity financings, then our existing shareholders may experience dilution.

     We anticipate that any additional financing that we obtain will be in the form of equity financings, due to the start up nature of our business and our current inability to obtain conventional debt financing. Equity financings would involve the sales of our common stock and/or sales of securities that are convertible or exercisable into shares of our common stock, such as share purchase warrants or convertible loans. There is no assurance that we will be able to complete equity financings at prices that are not dilutive to our existing shareholders. The price of further equity offerings will be dependent on a number of factors, including our success in establishing and developing our business operations. Accordingly, any additional financings may be on terms that are dilutive or potentially dilutive to our current shareholders.

     If we do not achieve anticipated revenues or if our expenses are greater than anticipated, then we will have less funds with which to pursue our plan of operations and we will have to scale back our plan of operations.

     We have reported minimal revenues to date, including $11,501 for the fiscal year ended May 31, 2005. We currently do not have sufficient financial resources to carry out our plan of operations over the next twelve months. Our plan of operations is predicated upon further financings to be sourced based upon our ability to earn revenues from operating our initial Internet access networks. If revenues from our initial installations are less than anticipated, then we will have less funds with which to pursue our plan of operations. In addition, there is a risk that the anticipated expenses of completing installations of hotel Internet access networks will be greater than we have anticipated. In either of these cases, we will be forced to scale back our plan of operations to conform our expenditures to our available funds, unless we are able to achieve additional financing. If we are forced to scale back our operations, there is no assurance that we will be able to complete a sufficient number of hotel Internet access network installations in order for us to achieve sufficient revenues and cash flows to continue our business operations. In this event, our business may fail.

     As we are a start up business that has minimal revenues. There is no assurance that we will achieve anticipated revenues or that our business will succeed.

     We formed our joint venture with 5G Wireless in May 2003. Nex Connectivity Solutions, our joint venture company, secured its first contract for a hotel Internet access network installation in February 2004. Full operations of the Internet access network commenced in May 2004. We face substantial risks to our ability to generate revenues and achieve anticipated revenues as we are in the start-up phase of our business. These risks to our ability to generate revenues include our ability to:

  Successfully operate our initial hotel Internet access network;
  Secure additional contracts for installing and operating new Internet access networks;
  Achieve revenues from Internet usage on the Internet access networks that we install and operate; and
  Manage and support on an ongoing basis the Internet access networks that we install, in order to ensure the reliable and efficient operation of these networks.

     There is no assurance that we will be able to successfully address these risks and generate revenues. Our failure to address these risks will result in our failure to achieve revenues as planned, and could have a material adverse effect upon our business and financial condition.

     The report from our auditor on our consolidated financial statements expresses a substantial doubt about our ability to continue as a going concern. There is no assurance that our business will not fail.

     Our consolidated financial statements included with this annual report have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report upon our audited financial statements for the year ended May 31, 2005. As discussed in the notes to our audited financial statements, we had accumulated operating losses of $169,199 from our inception to May 31, 2005. Our continuation is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We plan to enter into network installation agreements that will require us to install Internet access networks at our cost without any minimum revenue guarantees. If our revenues, of which there is no guarantee, are less than anticipated, we will have less cash with which to pursue our plan of operations and our business may fail.

     Our business plan contemplates that we will enter into Internet access network installation agreements with hotel property owners where we will pay for the full up-front cost of installation of the Internet access network. We anticipate that we will not be able to negotiate any minimum revenue payments from hotel owners notwithstanding that we will pay for the full up-front installation cost. Accordingly, if we do not achieve the revenues planned from the operation of the Internet access networks that we install, we may not be able to recover our associated capital or even operating costs. In this event, we will have less cash with which to pursue our plan of operations and our business may fail.

     Our plan of operations calls for the continued expansion of our business. Accordingly, we anticipate that we will incur ongoing losses for the foreseeable future.

     We will be required to undertake significant expenses in connection with the marketing, design, supply, installation, commissioning and operation of our initial hotel Internet access networks. It is anticipated that our planned Internet access service contracts will be structured on a revenue-sharing basis, whereby we will install the network at our expense, it will be owned by us, and we will share the revenues with property owners. We will earn revenues on an ongoing basis only from Internet usage, rather than being paid upon the completion of an installation. Accordingly, we anticipate that we will incur operating losses for the foreseeable future.

     We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

     Larger, better-financed companies compete directly with us. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

     Our shareholders agreement for Nex Connectivity contemplates that we and 5G Wireless will together provide it financing. There is no assurance that either we or 5G Wireless will be able to provide such financing. Failure of either us or 5G Wireless to provide such financing on a timely basis may cause the business of Nex Connectivity to fail.

     Our Internet access network business will be carried out in Canada by Nex Connectivity Solutions. Our ownership interest in Nex Connectivity is governed by a shareholders agreement between us and 5G Wireless. Our shareholders agreement contemplates that, upon a demand made by the majority of the board of directors of Nex Connectivity, that we and 5G Wireless will provide financing to Nex Connectivity as shareholders loans on a pro rata basis. However, there is no assurance that either we or 5G Wireless will be able to provide the necessary such financing to Nex Connectivity Solutions. If either we or 5G Wireless are unable to provide the necessary financing on a timely basis, then the business of Nex Connectivity Solutions may fail. Further, if 5G Wireless provides financing and we do not, then 5G Wireless will be entitled to repayment of the funds advanced as a shareholders loan prior to any distribution of net income to us.

     As a result of our shareholders agreement with 5G Wireless, even if Nex Connectivity achieves net profits, of which there is no assurance, we will only be entitled to any distribution of net profits only after all shareholders loans by us and 5G Wireless to Nex Connectivity have been repaid.

     As a result of our ownership interest in Nex Connectivity, the shareholders agreement between us and 5G Wireless provides that we are entitled to 51% of the net profits of Nex Connectivity. These net profits will be paid to us and 5G Wireless first by the repayment of all shareholders loans and second by payment of dividends. As of May 31, 2005, we and 5G Wireless had advanced $21,000 and $10,000 respectively to Nex Connectivity as shareholders loans.

     If the cost of new technology developments increases our cost of doing business, then our losses will increase, we will have less funds with which to fund our business operations, and our business may fail.

     We plan to offer state-of-the-art technology solutions to property owners. We believe that we will be required to continually update our Internet access networks to incorporate technology solutions that will enable us to offer our hotel customers the state-of-the-art products and services that are demanded by business travelers. We believe this will be necessary in order to satisfy the needs of business travelers at hotel properties and to maintain a competitive advantage. However, incorporating the latest technological developments into our Internet access networks may cause the capital and operating costs to increase. If we are unable to achieve additional revenues to cover these increased costs, then our losses will be greater than anticipated and could have a material adverse effect upon our business and financial condition.

     As our joint venture partner, 5G Wireless is to provide specialized expertise and know-how regarding Internet access network installations and operations. There is no assurance that we will be able to carry out our plan of operations if 5G Wireless is unable to provide the necessary technical expertise and personnel.

     Under the terms of our joint venture agreement with 5G Wireless, 5G Wireless is to provide specialized expertise and know-how in the area of Internet access network installations and operations. 5G Wireless will provide staff to fulfill the functional responsibilities of the chief technical manager and user support manager positions at Nex Connectivity. In the event of the departure of staff from either position for any reason, or the inability of 5G Wireless to provide ongoing technical expertise or support, then there is a risk that we will not be able to carry out our plan of operations with the result that our business will fail.

     If the technology solutions that we plan to incorporate into our Internet access networks become obsolete, then we may not achieve expected revenues or profitability, and we will not have sufficient funds with which to pursue our plan of operations and our business may fail.

     The Internet access networks we install will be subject to obsolescence due to changing technologies, changing industry standards, changing customer needs and new software introductions. If our installed Internet access networks become obsolete, or if we fail to adapt to new customer needs, then we may attain or maintain our expected level of revenue, we will not achieve profitability, and we will have less funds with which to pursue our plan of operations.

     Interruptions in Internet access caused by telecommunications carriers and other suppliers may cause us not to be able to provide Internet access services to our customers, with the result that our revenues may be lower than anticipated.

     We will be relying on local telecommunications and other companies to provide the telecommunications links that will enable our users to access the Internet through our Internet access networks. Accordingly, any service disruptions or capacity constraints suffered by these third-party telecommunication providers could dramatically affect our customers. We will have no means of remedying these problems or replacing these services on a timely basis, or at all, in the event such problems. Our operations will also be dependent on the extent to which these third-party telecommunications providers are protected from operational disruptions, natural disasters, power losses and other problems. Any accident, incident, system failure or discontinuation of operations involving a third party supplier will cause interruptions to our Internet service operations which would disrupt our ability to provide Internet access services to our customers and, in turn, result in our earning less revenue than anticipated and incurring additional expenses, and could have a material adverse effect upon our business and financial condition.

     If we are unable to maintain the security of our Internet access networks, then expenses associated with the operation of our Internet access networks will be greater than anticipated and revenues from operations will be less than anticipated.

     Despite security measures that we plan to implement, our Internet access network infrastructure may be vulnerable to computer viruses, hacking or other similar disruptive problems caused by customers, other Internet users, other connected Internet sites and interconnecting telecommunications networks. Such problems caused by third parties could lead to interruptions, delays, or cessation in service to our customers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in our computer systems or those of our customers. These security problems could cause us to lose customers or even deter potential users from becoming customers. Further, we anticipate that our customers will be using our Internet access services to complete transactions of a commercial nature. Any network malfunction or security breach could cause such transactions to be delayed, not completed at all, or completed with compromised security. There can be no assurance that customers or others will not assert claims of liability against us as a result of any failure or security breach. Further, until more comprehensive security technologies are developed, security and privacy concerns of potential customers may inhibit the growth of our customer base and revenues. In view of these factors, our inability to maintain the security of our networks could result in our expenses being greater than anticipated and our revenues less than anticipated, each of which would increase our losses, decrease our profitability and result in us having less cash with which to pursue our plan of operations.

     If the third-party equipment hosting operators that we plan to rely upon suffer service or infrastructure problems, then expenses associated with the operation of our Internet access networks will be greater than anticipated and revenues will be less than anticipated.

     Our plan is to locate critical server equipment dedicated to our Internet access services, including our network operations centers, in an equipment hosting facility operated by an independent third party. In this event, we will be relying on the equipment hosting operator to provide security services, environmental HVAC controls, and to provide redundant or back up equipment and telecommunications facilities. However, despite these precautions, our operations will be subject to disruptions in service or other unanticipated problems suffered by the equipment hosting operator. Disruptions in our Internet access services could result in our customers deciding to cancel or reduce the use of our services. Accordingly, any disruption of our Internet access services due to system failures by the third-party equipment hosting operator could have a material adverse effect upon our business and financial condition.

     We will have limited proprietary protection for our technology solutions, as we plan to purchase commercially available components, rather than develop and own our own technologies.

     We plan to design Internet access networks using technology solutions based on commercially available hardware and software. We do not plan to develop our own software or hardware products. Accordingly, competitors will be able to purchase the same hardware and software components that we will integrate into our Internet access networks. Accordingly, there is a risk that competitors will replicate the technology solutions that we provide to our customers. Further, we will be at risk to hardware suppliers and software vendors who may increase their prices or may discontinue their operations. If software vendors from whom we have purchased software discontinue their operations, we may not be able to obtain support for the software we have installed on our networks. If the prices of hardware and software components that we integrate into our technology solutions are increased, we may be forced to incur the increased expense or source different components that may not be as well suited for our technology solutions. Based on these factors, the fact that we do not own the proprietary technology underlying our Internet access networks may cause our expenses to be greater than anticipated and our revenues to be less than anticipated, each of which would increase our losses, decrease our profitability and result in us having less cash with which to pursue our plan of operations.

     Our management has limited experience in the deployment of Internet access networks. Accordingly, we may not be able to carry out our plan of operations with the result that we may not achieve significant revenues and our business may fail.

     Our management and board of directors have limited experience in the marketing and deployment of Internet access networks. Our president, Mr. Joseph Bowes, does not have any scientific training or technical expertise in the area of Internet access networks. Accordingly, our management and board of directors may not be able to successfully implement our plan of operations. If we are not able to successfully market and deploy Internet access networks, then we will not achieve our revenue targets, and we will have less cash with which to pursue our plan of operations and our business will fail.

     Business travelers may adopt a wireless computing standard other than the Wi-Fi 802.11 protocol. Accordingly, in future they may not be able to connect to our Internet access networks unless we invest in new equipment and/or software to upgrade or replace our existing network. In such an event, we will not earn the revenues that we anticipate from our Internet access networks, we will have less cash with which to pursue our plan of operations, and our business will fail.

     We plan to install Internet access networks that will enable users, including business travelers, to connect using 802.11 Wi-Fi enabled laptop computers. If our targeted user market adopts a different wireless protocol or purchases computer equipment that uses a different wireless protocol, then our users may not be able to connect to our Internet access networks unless we invest in new equipment and/or software to upgrade or replace our existing networks. In this event, our revenues will be reduced, we will have less cash with which to pursue our operations, and our business may fail.

     The introduction of new government regulation could increase our expenses, reduce the amount of cash we have with which to pursue our plan of operations and cause our losses to increase

     We anticipate that we will not be subject to any direct regulation by any government agencies, although we will be required to comply with general regulations that are applicable to all businesses. We are currently not regulated by either the Canadian Radio Telephone Telecommunications Commission (the “CRTC”) in Canada or the Federal Communications

Commission (the “FCC”) in the United States. However, Internet related regulatory policies are continuing to develop and it is possible that our business operations could be the subject of regulation from either the CRTC or the FCC in the future. Additionally, it is possible that additional laws and regulations may be adopted that directly impact on our business operations. Additional laws and regulations could include laws and regulations governing content, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. Increased regulation governing the Internet or the installation and operation of Internet access networks could increase our cost of doing business and may result in a decline in Internet usage by business travelers and hotel properties. Accordingly, increased government regulation could increase the cost to us of carrying out our plan of operations with the result that our expenses may be higher than anticipated, we will have less cash with which to pursue our operations and we will incur greater losses.

     Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

     Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stocks quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

     Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

     The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

     NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

     In addition to the “penny stock” rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require broker-dealers who are recommending an investment to a customer to have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

     If one or a number of shareholders attempt to sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

     Stock market prices are determined by the laws of supply and demand. In the event that more shares are offered for sale (the “offers”) than are ordered for purchase (the “bids”) at a particular time and price, then, to the extent that a shareholder does indeed intend to sell, those offering their shares for sale will need to replace their original offers to sell with new offers at a lower price. To the extent that all the shares they wish to sell are not bought at the new, lower price, they will again have to replace their offers with new ones at an even lower price. The price will fall until there are more shares purchased (based on orders for purchase) than there are offered. The balance of supply and demand means that a large number of shares being sold must seek sufficient bids, typically at ever-lower prices, until they are all sold. This will cause the market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall.

     Because a portion of our operating expenses and revenues are in Canadian dollars, our financial results and operating condition may be impacted by currency fluctuations in the Canadian dollar in comparison to the U.S. dollar.

     Our reporting currency is the U.S. dollar. The majority of our operating expenses are incurred in Canadian dollars, as our operations are located in Vancouver, British Columbia, Canada. In addition, presently all of our revenues are earned in Canadian dollars from the operation of our sole installed Internet access network located in Vancouver, Canada. Accordingly, our financial results and operating condition will be affected by currency fluctuations in the Canadian dollar in comparison to the U.S. dollar. An increase in the U.S. dollar in comparison to the Canadian dollar will have the effect of decreasing the U.S. dollar amount of our revenues, while at the same time decreasing the U.S. dollar amount of our operating expenses. Similarly, a decrease in the U.S. dollar in comparison to the Canadian dollar will have the effect of increasing the U.S. dollar amount of our revenues while at the same time increasing the U.S. dollar amount of our operating expenses. Our net profits will be decreased or our net losses will be increased if either: (i) the decrease in our revenues attributable to currency fluctuations exceeds the decrease in costs attributable to currency fluctuations; or (ii) the increase in our revenues attributable to currency fluctuations does not exceed the increase in costs attributable to currency fluctuations.

Item 2. Description of Property.

     We do not lease or own any real property. Our head office is located at the business premises of Angus Consulting, a private company controlled by Mr. Joseph Bowes, our sole executive officer and a director, at 3639 Garibaldi Drive, North Vancouver, British Columbia V7H 2W2, Canada. These services are provided pursuant to our management agreement with Angus Consulting. We anticipate that these premises will be sufficient for our initial operations. As discussed under Description of Business, we plan to lease office space once our business operations are expanded beyond our initial start-up phase.

Item 3. Legal Proceedings.

     We are not currently a party to any legal proceedings that have been or are currently being undertaken for or against us nor are we aware of any contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to our security holders to be voted upon during our fiscal year ended May 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

     In the United States, our common stock became eligible for trading on the National Association of Securities Dealers OTC Bulletin Board under the symbol “GDRE” on May 18, 2005. There were no trades of our common stock on the OTC Bulletin Board during our fiscal year ended May 31, 2005.

Holders of Our Common Stock

     On August 15, 2005, the shareholders’ list of our common shares showed 105 registered shareholders and 7,855,000 shares outstanding.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during our fiscal year ended May 31, 2005.

Nevada Anti-Takeover Laws

     Nevada revised statutes sections 78.378 to 78.3793 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. Our articles of incorporation expressly state that these provisions do not apply. Accordingly, we are not governed by these provisions regarding acquisitions of controlling interests.

Item 6. Management Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended May 31, 2005 and 2004, which appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in this Annual Report.

Overview

     We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, the establishment and operation of our initial Internet access network and upon direct sales activities in our initial geographic market of Vancouver, Canada. We will attempt to secure additional long-term Internet services contracts. We believe that securing additional long-term Internet service contracts will assist us in attracting additional financing to allow us to add the needed resources in order to support the growth of our operations. Despite our objectives, there are no assurances that any such long-term Internet services contracts can be secured, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated contracts or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

PLAN OF OPERATIONS

     We anticipate that we will expend approximately $125,000 over the next twelve months pursuing our plan of operations as outlined below, subject to our achieving the necessary financing. These anticipated expenditures are broken down as follows:

Estimated Expenditures Required During the Next Twelve Months
Operating expenditures
Operations and technical support	$18000
Marketing, general and administrative	43,000

Total operating expenditures	61,000
Capital expenditures (1)	64,000

Total	$125,000

Notes:	(1) Capital costs include $59,000 for the network operations center and three hotel installations, and $5,000 for office equipment.

     Our plan of operations for the next twelve months is set forth below, subject to our obtaining the requisite financing:

Operations and Technical Support

     We plan to attempt to secure additional installation contracts with additional hotel property owners for the installations of our Internet access networks. Our objective is to complete two to three additional new Internet access network installations during the next twelve months. In the next twelve months, it is also planned that we will incur development costs for expanding the functionality of the management information systems employed in our network operations centers in order to increase the sophistication of the billing options that we are able to offer to hotel property and other clients. We anticipate that we will incur costs of up to $59,000 for these additional network installations, additional network operations center equipment and the billing software development work during this period.

     As our business expands, we plan to locate our network operations center at the facilities of a third-party, computer equipment hosting service provider. We anticipate leasing third-party hosted network operations center facilities, at a cost of approximately $400 per month, after the completion our third network installation.

     As our operations requirements expand, and likely after the completion of our second network installation, we anticipate leasing packaged office premises of approximately 300 square feet for our operations and technical support staff at a cost of approximately $400 per month.

     Staffing costs are expected to be the largest operations and technical support expense and are estimated at approximately $12,500 for the next twelve months as we continue our strategy of staffing these activities on a permanent part-time basis.

Marketing and Sales

     We will continue our marketing efforts over the next twelve months with the objective of attempting to secure additional contracts for Internet access network installations. Our anticipated marketing and sales costs will include the point-of-sales materials (signage, brochures, stickers, prepaid cards, etc.) utilized at our client properties and our corporate marketing expenditures (web site, presentation materials, etc.). By far the largest actual sales and marketing expense is the staffing cost for the time for our market research, direct selling, technical assessment, and contract negotiation activities. Our overall staffing costs reflect our limited resources, namely one permanent employee, two part-time consultants and no full-time employees. Accordingly, marketing and sales staffing costs are not broken out separately from either our operations and technical support or our general and administrative staffing expenses.

General and Administrative Expenses

     We anticipate spending approximately $43,000 on ongoing operating and administrative expenses. It is also planned that a further amount of $5,000 will be spent on the purchase of office equipment. In our first twelve months of operations, we anticipate that our monthly operating costs will grow to an average of approximately $2,500 per month. Amongst other things, these ongoing expenses will include staffing our ongoing sales and marketing activities, and the professional expenses related to our year-end audit and of complying with our ongoing quarterly and annual regulatory reporting obligations under the Securities Exchange Act of 1934.

     Our cash position was $8,982 as of May 31, 2005 as compared to $27,394 at May 31, 2004 and we had a working capital deficit of $67,768 as of May 31, 2005 as compared to working capital of $5,978 at May 31, 2004. Accordingly, we will require additional funding of approximately $200,000 over the next twelve-month period in order to enable us to pursue our plan of operations and to pay our accrued liabilities.

     We do not have sufficient funds on hand to satisfy our estimated cash requirements to execute our plan of operations for the next twelve months without securing additional financing. Further, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to pursue our plan of operations, provide working capital and to pay for operating expenses and capital requirements.

     If we do not achieve the necessary additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us. Specifically, we will not install any additional Internet access networks, purchase any office equipment, establish a network operations center, lease any premises, hire staff or expand our sales and marketing efforts. If we do not achieve any additional financing, we anticipate that we will be able maintain current operations for approximately six months based on current cash and working capital and revenues from our initial Internet access network installation, as discussed below under “Financial Condition and Liquidity”. Notwithstanding that we believe we are able to continue our operations for the next six months without additional financing, additional financing will be required in order to enable us to complete any additional Internet access network installations and expand our revenue base.

     There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

     There is no assurance that we will be able to meet our revenue objectives or that we will have access to adequate capital resources on a timely basis, or at all, sufficient to enable us to carry out our plan of operations. We anticipate that our financing requirements will increase if: (a) the costs of implementing our business plan are greater than anticipated; or (b) the revenues we earn from the Empire Landmark Hotel Internet access network installation should decline in future. We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan, and we will be forced to scale down or perhaps even cease the operation of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements have been prepared on a going concern basis. We have accumulated an operating deficit of $169,199 from our inception to May 31, 2005. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We plan to satisfy our working capital needs primarily by issuing equity securities These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Property, Plant and Equipment and Depreciation

     Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful life using the straight-line method. Long-lived assets used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

     Our consolidated financial statements are stated in U.S. dollars and are prepared in accordance with US generally accepted accounting principles. We are currently in the development stage and present our financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

     Included in our consolidated financial statements are the accounts of the Company and our subsidiaries, Gilder Tech Ventures Inc. (incorporated on March 26, 2003, wholly-owned) and Nex Connectivity Solutions Inc. (incorporated on March 25, 2003, 51% owned). 5G Wireless, a Singapore company, owns the remaining 49% of Nex Connectivity Solutions. Our consolidated balance sheet reflects as a minority interest 5G Wireless's 49% interest in the book value of net assets of Nex Connectivity Solutions. The value of the minority interest of 5G Wireless is $Nil as of May 31, 2005 and May 31, 2004 due to the fact that the interest of 5G Wireless in the cumulative net losses of Nex Connectivity Solutions is greater than the contribution of 5G Wireless to Nex Connectivity Solutions. On our statement of operations, we consolidate our accounts and those of our subsidiaries (including Nex Connectivity Solutions). Our consolidated income or losses are reduced by 5G Wireless's 49% minority interest share in the net income or loss of Nex Connectivity Solutions to the extent of its contributed capital.

     As the interest of 5G Wireless in the deficit of Nex Connectivity Solutions equaled its share of the capital of Nex Connectivity Solutions as at May 31, 2005 and May 31, 2004, no further share of losses will be charged against 5G Wireless. Subsequent earnings (losses) will be allocated entirely to our interest in Nex Connectivity Solutions until such previously absorbed losses are recovered. Consequently, the minority interest of 5G Wireless in Nex Connectivity Solutions will only be increased by its proportionate share of net income in Nex Connectivity Solutions after its share of the losses that was absorbed by us have been recovered in the future.

RESULTS OF OPERATIONS

Revenues

     We earned revenues of $11,501 during our year ended May 31, 2005, compared to revenues of $1,159 for the year ended May 31, 2004 (which reflected only one month of revenue operations). All of our revenues to date have been attributable to the Internet access network installed at the Empire Landmark Hotel in Vancouver, British Columbia. There is no assurance that initial revenues will be indicative of future revenues from the Internet access network installed at the Empire Landmark Hotel.

     Our business plan is to earn revenues from Internet access fees, paid by hotel guests and others, at hotel and other commercial properties where we have installed Internet access networks. We anticipate that revenues will be shared between ourselves and the hotel property owners based upon negotiated revenue sharing agreements. We also anticipate that we will pay the up-front cost of the installation of any additional Internet access networks, without contribution from the hotel property owner, prior to achieving revenues from any additional Internet access networks.

Operating Expenses

     We incurred operating expenses in the amount of $88,027 for the year ended May 31, 2005, compared to operating expenses of $51,538 for the year ended May 31, 2004. Operating expenses for the year ended May 31, 2005 included expenses incurred in connection with the preparation of our Form SB-2 registration statement.

     We incurred operations and technical support expenses in the amount of $11,797 during the year ended May 31, 2005, compared to $3,254 during the year ended May 31, 2004. These expenses were incurred in connection with the operation of our Internet access network at the Empire Landmark Hotel. These expenses included the approximately $800 per month payable to Nexgen Consulting for the services of Messrs. Tan and Anderson. We anticipate that this operations and technical support expenses will, at a minimum, be maintained during the current fiscal year. In the event that we are able to establish additional Internet access networks, these expenses will increase. Also, we anticipate that our marketing expenses will increase during the current fiscal year, as we plan to increase our marketing activities once the summer tourism season in Vancouver is over.

     We incurred $12,754 in office and administrative services expenses during the year ended May 31, 2005, compared to $13,233 during the year ended May 31, 2004. Office and administration services expenses in each year were attributable primarily to management services provided by Angus Management, a private company controlled by Mr. Joseph Bowes, our president and a director. We pay Angus Management a fee of $900 per month plus out-of-pocket expenses for management and administration services.

     We incurred professional fees of $58,921 the year ended May 31, 2005, compared to $34,316 during the year ended May 31, 2004. These professional fees were attributable primarily the preparation of our Form SB-2 registration statement and our ongoing quarterly and annual regulatory reporting obligations under the Securities Exchange Act of 1934. We expect that these expenses will continue in the next fiscal year, albeit at a somewhat more reduced level.

     We anticipate that our operating expenses will increase substantially over the next twelve-month period due to the fact that we plan to expand our business operations, provided we are able to achieve additional financing.

FINANCIAL CONDITION AND LIQUIDITY

     Our cash position was $8,982 as of May 31, 2005 as compared to $27,394 at May 31, 2004 and we had a working capital deficit of $67,768 as of May 31, 2005 as compared to working capital of $5,978 at May 31, 2004.

Loan from Angus Consulting

     We obtained a loan in the principal amount of $25,000 from Angus Consulting, a private company controlled by Mr. Joseph Bowes, our president, on October 26, 2004. This loan bears interest at the rate of 5% per annum and is due and payable upon demand at any time after October 26, 2005. The loan was obtained by us in order to provide us with working capital necessary to enable us to fund our operational expenses, including marketing expenses.

Plan of Operations

     As discussed above under Plan of Operations, we anticipate that we will be spending approximately $125,000 over the next twelve-month period pursuing our plan of operations, subject to our achieving additional financing. We anticipate that we will require additional funding equal to approximately $200,000 over the next twelve-month period in order to enable us to pursue this plan of operations and to pay our accrued liabilities. If we do not achieve this additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us, as discussed above under “Plan of Operations”.

Nex Connectivity Solutions

     We have advanced $21,000 to Nex Connectivity Solutions as of May 31, 2005 in order to fund its start-up operations and its initial Internet access network installation. During our fiscal year ended May 31, 2005, Nex Connectivity repaid $4,500 of the outstanding amount to us with the consent of 5G Wireless. We have not advanced any additional funds to Nex Connectivity Solutions since May 31, 2005. 5G Wireless has provided equipment and software with fair value of $10,000 to Nex Connectivity Solutions. There is no assurance that 5G Wireless will advance any additional funds to Nex Connectivity Solutions. Such amounts are repayable on a non-interest bearing basis at the earlier of a discretionary repayment at the option of Nex Connectivity Solutions or on departure as a Nex Connectivity Solutions shareholder.

     As a consequence of the provisions of the shareholders agreement that contemplate reinvestment by Nex Connectivity Solutions of any profits earned, we will not be able to require repayment of the shareholders loan that we have advanced to Nex Connectivity Solutions for as long as we remain a shareholder of Nex Connectivity Solutions. As a result, we will be required to finance our operations until that date from existing working capital and from future financings.

Additional Financings

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

DISCONTINUED OPERATIONS

We were originally incorporated to pursue mineral exploration and development business opportunities. We acquired an option to acquire an interest in the Mon Property in June 2002. We determined in January 2003 to abandon our mineral exploration and development business. Due to this discontinuation of our prior business, our results of operations for the year ended May 31, 2003 from continued operations reflects expenses associated with our current business activities from January 31, 2003 to May 31, 2003.

Item 7. Financial Statements

     Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

     Our audited consolidated financial statements for the years ended May 31, 2005 and May 31, 2004, as set forth below, are included with this Annual Report:

(i)	The Report of Independent Registered Public Accounting Firm of BDO Dunwoody LLP, Chartered Accountants on our consolidated financial statements for the years ended May 31, 2005 and May 31, 2004.

(ii)	Consolidated Balance Sheets as at May 31, 2005 and May 31, 2004.

(iii)	Consolidated Statements of Operations for the years ended May 31, 2005 and 2004, and for the cumulative period from April 25, 2002 (Inception) to May 31, 2005.

(iv)	Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit) for the cumulative period from April 25, 2002 (Inception) to May 31, 2005.

(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2005 and 2004, and for the cumulative period from April 25, 2002 (Inception) to May 31, 2005.

(vi)	Notes to the Consolidated Financial Statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Gilder Enterprises, Inc.
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Gilder Enterprises, Inc. (a development stage company) as at May 31, 2005 and 2004 and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity (Capital Deficit) and Cash Flows for the years then ended and the cumulative period from April 25, 2002 (inception) to May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilder Enterprises, Inc. as of May 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the cumulative period from April 25, 2002 (inception) to May 31, 2005 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated operating losses of $169,199 since its inception and has a working capital deficit of $67,768. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
August 11, 2005

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in US Dollars)

May 31	2005	2004

Assets

Current
Cash	$8,982	$27,394
Receivables	1,945	1,871

	10,927	29,265
Computer equipment and software (Note 5)	13,819	18,374

Total Assets	$24,746	$47,639

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$29,847	$10,903
Due to related party (Note 2)	48,848	12,384

	78,695	23,287

Loans payable (Note 4(a))	10,000	10,000

	88,695	33,287

Stockholders’ equity (Capital Deficit)
Share capital
Authorized
100,000,000 shares of preferred stock,
par value $0.001 per share
100,000,000 shares of common stock,
par value $0.001 per share
Issued
7,855,000 (2004 – 7,855,000 ) shares of
common stock	7,855	7,855
Additional paid-in capital	97,395	97,395
Deficit accumulated in the development stage	(169,199)	(90,898)

	(63,949)	14,352

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$24,746	$47,639

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in US Dollars)
			April 25
			2002
			(inception) to
	For the year ended May 31		May 31
	2005	2004	2005

			(Cumulative)
Revenues
Internet access services	$11,501	$1,159	$12,660

Operating Expenses
Depreciation	4,555	735	5,290
Operations and technical support	11,797	3,254	15,051
Professional fees	58,921	34,316	102,153
Office and administrative services	12,754	13,233	36,402
Total operating expenses	88,027	51,538	158,896
Operating loss	(76,526)	(50,379)	(146,236)
Other expense
Interest, net	(1,775)	-	(1,714)
Loss from continued operations before
minority interest	(78,301)	(50,379)	(147,950)
Minority interest	-	185	37
Loss from continued operations	(78,301)	(50,194)	(147,913)
Loss from discontinued operations (Note 6)	-	-	(21,286)
Net loss for the period	$(78,301)	$(50,194)	$(169,199)

Basic and diluted loss per share
- continued operations	$(0.01)	$(0.01)	$(0.02)
- discontinued operations	-	-	(0.00)
Net loss per share	$(0.01)	$(0.01)	$(0.02)

Weighted average outstanding shares	7,855,000	7,855,000	7,654,673

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)
				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-in	in the	Equity
	Shares	Amount	Capital	Development	(Capital Deficit)

Issued on April 25, 2002 (inception) at $0.001 per share	4,000,000	$4,000	$-	$-	$4,000
Net loss for the period	-	-	-	(2,931)	(2,931)
Balance, May 31, 2002	4,000,000	4,000	-	(2,931)	1,069
Issued in June 2002 at $0.02 per share	3,750,000	3,750	71,250	-	75,000
Issued in May 2003 at $0.25 per share	105,000	105	26,145	-	26,250
Net loss for the year	-	-	-	(37,773)	(37,773)
Balance, May 31, 2003	7,855,000	7,855	97,395	(40,704)	64,546
Net loss for the year	-	-	-	(50,194)	(50,194)
Balance, May 31, 2004	7,855,000	7,855	97,395	(90,898)	14,352
Net loss for the year	-	-	-	(78,301)	(78,301)
Balance, May 31, 2005	7,855,000	$7,855	$97,395	$(169,199)	$(63,949)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in US Dollars)
			April 25
			2002
			(inception) to
	For the year ended May 31		May 31
	2005	2004	2005

			(Cumulative)
Cash provided by (used in)

Operating activities
Net loss from continued operations	$(78,301)	$(50,194)	$(147,913)
Adjustments to reconcile net loss from
continued operations to cash used in
operating activities
Depreciation	4,555	735	5,290
Minority interest	-	(185)	(37)
Increase in receivables	(74)	(1,871)	(1,945)
Increase in accounts payable and
accrued liabilities	18,944	2,829	29,847

Cash used in continuing operations	(54,876)	(48,686)	(114,758)

Cash used in discontinued operations	-	-	(21,286)

	(54,876)	(48,686)	(136,044)

Financing activities
Shares issued for cash	-	-	105,250
Investment by minority interest	-	-	37
Increase in amounts due to related party	36,464	10,884	48,848

	36,464	10,884	154,135

Investing activities
Prepaid equipment deposits	-	16,724	-
Purchase of network equipment	-	(9,109)	(9,109)

	-	7,615	(9,109)

Net increase (decrease) in cash	(18,412)	(30,187)	8,982

Cash, beginning of period	27,394	57,581	-

Cash, end of period	$8,982	$27,394	$8,982

Supplemental Information
Interest and taxes paid	$-	$-	$-

The following transactions which did not result in cash flows have been excluded from financing and investing activities:
Acquisition of assets from 5G Wireless	$-	$(10,000)	$(10,000)
Loans payable to 5G Wireless for the
acquisition of assets	$-	$10,000	$10,000

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Summary of Significant Accounting Policies
(Stated in US Dollars)

Basis of Presentation
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

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s best estimates as additional information becomes available in the future.

Income Taxes
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Financial Instruments
The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, amounts due to related party and loans payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments, except for loans payable, approximate their carrying values due to the short-term or demand nature of the instruments. The fair value of the non-interest bearing loans payable was not practicable to determine

Loss Per Share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share equals basic loss per share at May 31, 2005 and 2004 because there are no common stock equivalents.

Gilder Enterprises, Inc.
(A Development Stage Company)

Summary of Significant Accounting Policies
(Stated in US Dollars)

Computer equipment and software
Computer equipment and software are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

	Computer equipment Software	– –	5 years 3 years

Management reviews the carrying value of the long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Management evaluate the recoverability of long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

Revenue Recognition
Revenue from Internet access service is recognized when the service is provided. Proceeds from the sale of the prepaid access card will be deferred and recorded as customer deposits until such time as the service is provided and the revenue is earned.

Foreign Currency Translation and Transactions
The Company's functional currency is the United States dollar, however, the functional currency of both of its subsidiaries is the Canadian dollar as substantially all of their operations are in Canada. Assets and liabilities of subsidiary operations denominated in a foreign currency are translated into US dollars at the exchange rate in effect at the period end. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments will be included in the Accumulated Other Comprehensive Loss account in Stockholders' Equity (Capital Deficit). Because the Canadian operating subsidiary only commenced operations in May 2004, as at May 31, 2004 and 2005, the accumulated other comprehensive loss was an insignificant amount.

Transactions conducted in currencies other than the respective functional currency are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in the Statement of Operations.

Comprehensive Income
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company will be disclosing this information on its Statements of Operations and Changes in Stockholders' Equity (Capital Deficit). Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners. Comprehensive loss equals the reported net loss for the periods presented.

Gilder Enterprises, Inc.
(A Development Stage Company)

Summary of Significant Accounting Policies
(Stated in US Dollars)

Comparative Figures
Certain of the comparative figures have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously presented.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

Management does not expect the adoption of these statements to have a material impact on the Company’s results of operations or financial position.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Stated in US Dollars)

1.	Nature of Business and Ability to Continue Operations

Gilder Enterprises, Inc. was incorporated on April 25, 2002 under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In January 2003, the Company abandoned its mineral exploration activities. In May 2003, the Company entered into an agreement with a Singapore company whereby the Company and the Singapore company would pursue opportunities to provide high speed Internet access to hotel and other targeted properties. Pursuant to the agreement, the Company has become a 51% stockholder in Nex Connectivity Solutions Inc. (“Nex Connectivity”) while the Singapore company controls the remaining 49% of shares of the subsidiary (Note 4). Nex Connectivity commenced revenue-generating operations in May 2004. Cumulative revenues to May 31, 2005, totaled $12,660. In fiscal 2005, Internet access service revenues were $11,501.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2005, the Company had accumulated operating losses of $169,199 since its inception and has a working capital deficit of $67,768. The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its financial resources as at May 31, 2005 to complete the development of the Company’s business plan. It plans to continue operating its Internet access network in a hotel property in Vancouver, Canada, its marketing efforts to secure further contracts involving the design, installation and operation of additional Internet access network(s), and efforts to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to sustain operations.

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
(Stated in US Dollars)

2.	Due to Related Party

On October 26, 2004, the Company entered into a loan with Angus Consulting Inc., a private company controlled by the Company’s President, for a principal amount of $25,000. The loan is repayable at anytime on or after October 26, 2005, unsecured and evidenced by a convertible promissory note. It bears interest at the rate of 5% per annum, with accrued interest payable on the anniversary of the loan. All outstanding amounts of the principal and accrued interest are convertible at the option of Angus Consulting Inc. into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. As at May 31, 2005, accrued interest payable on the loan amounted to $747.

Under US generally accepted accounted principles, Emerging Issues Task Force (“EITF”) No. 00-27 requires the value of the beneficial conversion feature associated with convertible instruments to be recorded as a discount and to be amortized over the term of the related convertible instrument using the effective interest rate method. When a company issues a convertible instrument that is convertible into common stock, the value of the beneficial conversion feature is computed by comparing the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion. For the above noted convertible promissory note, no beneficial conversion feature was recorded, as the fair value of the common stock on the commitment date equals the proceeds of the convertible instrument.

Other amounts due to the Company’s president, totaling $23,101 at May 31, 2005 (May 31, 2004 - $12,384), are unsecured, non-interest bearing and repayable on demand.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Stated in US Dollars)

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

No options have been granted from inception through May 31, 2005.

4.	Commitments

	a)	Agreement with 5G Wireless Communications Pte Ltd. (“5G Wireless”)

On May 25, 2003, the Company entered into an agreement with 5G Wireless, a Singapore incorporated company. The Company entered into the agreement to pursue a business opportunity of providing high-speed Internet access to hotel and other targeted properties. Nex Connectivity, a Canadian company was incorporated to give effect to the business purpose with the Company owning 51% of the shares and 5G Wireless owning the remaining 49%.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Stated in US Dollars)

4.	Commitments - Continued

The Company has agreed pursuant to a shareholders’ agreement with 5G Wireless to provide management services and advance up to $40,000 to Nex Connectivity as a loan in order to fund its start-up operations and its initial Internet access network installation. 5G Wireless has agreed to provide (i) certain network hardware and software valued at $10,000 (ii) the technical expertise and support of its employees, and (iii) a license of certain software developed by 5G Wireless for the management of the Internet access networks. 5G Wireless and its President have each provided a guarantee of repayment of the loan advances to be made under the shareholders’ agreement. These guarantees are in turn supported by corresponding general security agreements. As at May 31, 2005, the Company had advanced $21,000 (2004 - $25,500) to Nex Connectivity as a loan pursuant to the shareholders’ agreement. Such amount has been eliminated on consolidation. In the first quarter of the 2004 fiscal year, as required by the shareholders' agreement, 5G Wireless provided certain hardware and software equipment, as well as the license of the software to Nex Connectivity. The acquisition of the assets was initially recorded at its fair value of $10,000 with the corresponding charges to loans payable. These loans payable are non-interest bearing and are repayable from the net profits of Nex Connectivity available to be distributed upon the approval of the Board of Directors of Nex Connectivity or when 5G Wireless ceases to be a shareholder of Nex Connectivity.

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

During the year ended May 31, 2005, the Company accrued $10,800 in fees under the Service Agreement all of which was outstanding as at May 31, 2005. During the year ended May 31, 2004, the Company also accrued $10,800 in fees under this agreement, the full amount of which was also outstanding as at May 31, 2005.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Stated in US Dollars)

5. Computer equipment and software

	2005	2004
Computer equipment	$13,609	$13,609
Software	5,500	5,500
	19,109	19,109
Accumulated depreciation	5,290	735
Net book value	$13,819	$18,374

6.	Discontinued Operations

The Company was originally incorporated to pursue mineral exploration and development business opportunities. In June 2002, the Company entered into an option agreement to acquire a mineral property in the Northwest Territories in Canada. In January 2003 the Company terminated the option agreement and discontinued its original mineral exploration activities. In May 2003, the Company entered into an agreement to pursue opportunities to provide high speed Internet access to hotel and other targeted properties.

To the date of abandoning its original business activities the Company had earned no revenues. Accordingly, all of the expenses for its discontinued operations, as summarized and under-noted below, are included as a single line item on the Statement of Operations. There were no assets or liabilities pertaining to the mineral exploration business on hand at May 31, 2005 or 2004.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Stated in US Dollars)

7.	Income Taxes

The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2005	2004
Net losses carry-forward	$55,979	$30,905
Valuation allowance	(55,979)	(30,905)
Deferred tax asset (liability)	$-	$-

The provision for income taxes differ from the amount computed using the federal statutory income tax rate as follows:

	For the year ended
	May 31
	2005		2004

Provision (benefit) at the federal statutory rate	$(25,074)		$(17,066)
Increase in valuation allowance	25,074		17,066
		$
	$-		-

At May 31, 2005, the Company had losses available for income tax purposes of approximately $164,000 (2004 - $90,000), which, if not used, will expire on various dates from 2022 to 2025.

The Company evaluates its valuation allowance requirements based on projected future operations. Management has recorded an allowance because it believes it is more likely than not that the future income tax benefits of the current loss will not be realized. When circumstances change and this causes a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

Item 8. Changes in And Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

     During our most recently completed fiscal year ended May 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

     Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

     The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

     All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of August 15, 2005, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joseph G. Bowes	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	51	April 25, 2002
Jun Nam “Johnny” Lee	Director	44	January 25, 2004

Business Experience

     Set forth below is a brief description of the background and business experience of each of our executive officers and directors for at least the past five years.

Mr. Joseph G. Bowes, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and Director

     Mr. Bowes was appointed to our board of directors as our president, secretary, treasurer, chief executive officer and chief financial officer on April 25, 2002. Mr. Bowes is the president and founder of Angus Consulting, a private consulting firm owned by Mr. Bowes that specializes in providing advisory services for start-up and growth stage companies. Mr. Bowes founded Angus Consulting in 1988. Mr. Bowes was a director of Nicholas Financial, Inc., a publicly traded consumer finance company on the Vancouver Stock Exchange (now TSX Venture Exchange) and NASDAQ, based in Florida from August 1991 to December 1998. Mr. Bowes was the corporate controller of Cevaxs Corporation a private internationally based provider of videocassette rental services through more than 4,000 convenience store locations throughout North America, from April 1986 to November 1987. Mr. Bowes was the chief financial officer and a director of Achievers Media Corporation, a publicly traded franchise company on the Vancouver Stock Exchange (now TSX Venture Exchange), involved in the development and marketing of employee training through an established franchise network in Canada and the United States from May 1988 to May 1990. Mr. Bowes was a management consultant with the firm of Price Waterhouse from July 1982 to April 1986. Mr. Bowes is a Chartered Accountant and has an MBA from the University of Western Ontario. Mr. Bowes was a director of The Electric Mail Company Inc., a publicly traded company on the Vancouver Stock Exchange (now TSX Venture Exchange), from November 1997 to June 1998.

     Mr. Bowes devotes approximately fifteen percent (15%) of his business time, approximately six (6) hours per week, to our business.

Mr. Jun Nam (Johnny) Lee, Director

     Mr. Lee was appointed to our board of directors on January 25, 2004. Mr. Lee is the managing director of Nanpong (Hing Kee) Corporation Ltd., which is involved in real estate development and trading, and building materials trading, principally in Hong Kong, PRC. Mr. Lee has been the managing director of Nanpong since joining the firm in 1992. Prior to this, Mr. Lee was active as an investor and/or senior manager in a number of businesses with established operations in Canada, Hong Kong and mainland China involved in the travel industry and manufacturing. In 1987, Mr. Lee earned a Bachelor of Business Administration Degree from Simon Fraser University in Vancouver, Canada.

     Mr. Lee devotes his business time to our business as required to enable him to make decisions regarding our business and operations as one of our directors and to otherwise discharge his duties as one of our directors. Mr. Lee does not participate in our day to day business operations.

Significant Employees

Nex Connectivity Solutions, our majority-owned joint venture subsidiary, currently has two significant consultants who are not executive officers or directors as described as follows:

Mr. Dennis Tan, Chief Technology Manager, Nex Connectivity Solutions

     Mr. Dennis Tan, who is the chief technology manager of Nex Connectivity Solutions, was previously the vice president of technical operations for 5G Wireless in Singapore from June 2001 to September 2002 and is the brother of the controlling shareholder and president of 5G Wireless. Mr. Dennis Tan was closely involved in the early implementation of the commercial wireless Internet access networks business of 5G Wireless. He has assisted in the design and implementation of several wireless network projects, including hotels and convention centers. He has extensive experience in testing, de-bugging and maintaining fully operational network systems. Mr. Tan graduated from Simon Fraser University in Vancouver, British Columbia with a Bachelors of Arts in Economics in 1996. He also holds a post-graduate qualification from the Information Technology Institute in Vancouver, British Columbia. Mr. Dennis Tan was a customer service supervisor with HSBC Bank Canada from November 1998 to August 2000. Mr. Tan completed a diploma course in applied information technology from the Information Technology Institute in Vancouver, British Columbia during the period from September 2000 to June 2001. Mr. Dennis Tan has served as a senior technical consultant for Roam Zone Inc., a Singapore company engaged in the business of installation of wireless Internet networks, from October 2002 to present.

     Mr. Tan commenced providing services to us through Nexgen Consulting Inc. effective April 1, 2004, as described below. Mr. Tan provided technical services to us commencing in March 2004.

Mr. Ralph Anderson, User Support Manager, Nex Connectivity Solutions

Mr. Anderson is the user support manager for Nex Connectivity Solutions. Mr. Anderson is a trained computer support specialist, with extensive industry experience dating from 1997. Mr. Anderson was born and educated in Vancouver, Canada and completed his computer technician education and training in 1997 through the CDI College in Vancouver, Canada. Mr. Anderson has undertaken a significant variety of contract work involving computer systems installation, configuration and support, as well as network administration and customer support. In 1988, Mr. Anderson started Dust Busters Computer Maintenance Services, his wholly owned computer maintenance firm serving small business and residential clients.

Mr. Anderson commenced providing services to us through Nexgen Consulting Inc. effective June 1, 2005, as described below.

The services of Mr. Tan and Mr. Anderson are provided to Nex Connectivity Solutions pursuant to an agreement between us and 5G Wireless dated April 1, 2004. Under this agreement, 5G Wireless provides the services of Mr. Tan and Mr. Anderson to Nex Connectivity Solutions in consideration of a fee of CDN$1,000 per month, based on two “standard” hotel properties. Mr. Tan and Mr. Anderson are employees of Nexgen Consulting Inc., a private company owned by 5G Wireless and are not employees of either us or Nex Connectivity Solutions.

Family Relationships

     There are no immediate family relationships among any of our directors or officers or significant employees.

Committees of the Board Of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establishing various committees by the end of our next fiscal year ended May 31, 2006.

Audit Committee Financial Expert

     We have no financial expert on our Board of Directors. We believe the cost related to retaining a financial expert at this time is prohibitive. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Further, given our early stage of development, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stage of our development.

Code of Ethics

     We have presently not adopted a code of ethics due to the fact that we are in the early stage of our operations and our operations are limited to the operation of one Internet access network at a hotel property. We will plan to adopt a code of ethics if we are able to expand our business by installing and operating additional Internet access networks.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

     Based solely on our review of the copies of such forms received by us, we believe that, during the year ended May 31, 2005 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joseph G. Bowes	0	0	0
Jun Nam “Johnny” Lee(1)	1	0	1

(1)
The named director failed to file Form 3 — Initial Statement of Beneficial Ownership with the Securities and Exchange Commission upon our becoming a reporting issuer under the Securities Exchange Act of 1934.

Item 10. Executive Compensation

     The table below summarizes all compensation awarded to, earned by, or paid to our chief executive officer, Mr. Joseph Bowes, for all services rendered in all capacities to us for the fiscal years ended May 31, 2005, 2004 and 2003. We do not have any other executive officers other than Mr. Bowes.

Summary Compensation Table
Name	Title	Year	Annual Compensation			Long Term Compensation
			Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Joseph G. Bowes(1)	President, Secretary, Treasurer, CEO, CFO and Director	2005 2004 2003	$0 $0 $0	0 0 0	$10,800 (1) $10,800 (1) $9,900 (1)	0 0 0	0 0 0	0 0 0	0 0 0

Note:	(1)
All amounts were paid to Angus Consulting (“Angus Consulting”), a private company controlled by Mr. Bowes, our sole executive officer, as fees for management and administrative services pursuant to a management and administrative services agreement described below under “Management Services Agreement”.

     Mr. Bowes did not receive any compensation from us, either directly or indirectly, during the fiscal years ended May 31, 2005, 2004 and 2003 except as disclosed above.

Compensation Of Directors

     We do not pay our directors any fees or other compensation for acting as directors. We may grant options to our directors for the purchase of shares of our common stock, however we have not granted any options to date. Our 2003 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers.

Pension, Retirement or Similar Benefit Plans

     There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Stock Option Plan

     On March 7, 2003, we adopted a stock option plan for the purpose of attracting and retaining the best personnel for our company and to provide additional incentives to our employees, officers and directors. We can grant options to acquire up to 400,000 shares of our common stock.

Stock Option Grants

     We did not grant any stock options to any of our executive officers during the period from our inception to our most recent fiscal year ended May 31, 2005. We have also not granted any stock options to any of our executive officers during the period from May 31, 2005 to the date of this annual report.

Exercises Of Stock Options And Year-End Option Values

     No stock options have been exercised by any of our executive officers during the period from our inception to our most recent fiscal years ended May 31, 2005 and 2004. No stock options have been exercised by any of our executive officers during the period from May 31, 2005 to the date of this annual report.

Management and Administrative Services Agreement

     We have entered into a management and administrative services agreement dated April 1, 2004 with Angus Consulting, a company controlled by Mr. Joseph G. Bowes, our president, secretary and treasurer and one of our directors. The agreement is for a two-year term expiring March 30, 2006. Under the terms of the agreement, Angus Consulting is required to:

1.	Provide the services of Joseph Bowes as our president to carry out the management and direction of our business, including retaining appropriate consultants, and managing, supervising and coordinating our business activities (the “Angus Management Services”); and

2.	Provide office administration services including telephone, fax and computer services related to the Angus Management Services (the “Angus Administrative Services”).

     We are obligated to pay Angus Consulting a consulting fee of $900 per month on the first day of each month in consideration of Angus Consulting providing the Angus Management Services and the Angus Administrative Services. It is understood that the services to be provided by Bowes on behalf of Angus Consulting to us will account for approximately 15% of Mr. Bowes’ business time. It is further agreed that, in the event that Mr. Bowes is required to spend more than 15% of this business time in providing the Angus Management Services, then the consulting fee will be increased to an amount equal to the fair market value of Mr. Bowes’ services. In addition, we have agreed to reimburse Angus Consulting for its out-of-pocket expenses incurred in connection with rendering the services provided under the agreement.

     We do not pay any additional amount to Mr. Bowes in consideration for his services, other than amounts paid to Angus Consulting in accordance with our agreement with Angus Consulting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess direct sole voting and investment power with respect to the shares shown.

Title of class of Stock(1)	Name, Offices Held and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Of Common
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Joseph G. Bowes Director, President, Secretary Treasurer, Chief Executive Officer, and Chief Financial Officer 3639 Garibaldi Drive North Vancouver, British Columbia, Canada V7H 2W2	4,001,000 shares (2)	50.9%
Common Stock	Jun Nam (Johnny) Lee Director Suite 202, 2/F, Chung Ying Building 20 Connaught Road West Hong Kong	187,500 shares	2.4%
Common Stock	All Officers and Directors as a Group (2 persons)	4,188,500 shares	53.3%
5% STOCKHOLDERS
None.	None.	None.	None.

(1)	The percent of class is based on 7,855,000 shares of common stock issued and outstanding as of October 29, 2004.
(2)	Comprised of 4,000,000 shares in the name of Joseph Bowes and 1,000 shares held by Francine Legault, the wife of Mr. Joseph Bowes.

     To our knowledge, the persons named have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Changes in Control

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

     We have one equity compensation plan under which shares of our common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2003 Stock Option Plan. Our 2003 Stock Option Plan was approved by our directors on March 7, 2003 and subsequently approved by our shareholders on April 29, 2003.

     As of the date of this annual report, we had not issued and do not have outstanding, any options to purchase shares of our common stock under our 2003 Stock Option Plan. The following summary information is presented for our 2003 Stock Option Plan as of the date of this Annual Report.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	NIL	Not Applicable	400,000 Shares
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

Item 12. Certain Relationships and Related Transactions

     None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or executive officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any member of the immediate family, including spouse, parents, children, siblings, and in-laws, of any of the foregoing persons.

Purchase of Common Stock by Directors

     Mr. Joseph G. Bowes, our president, secretary and treasurer and one of our directors, acquired 4,000,000 shares of our common stock in his own name at a price of $0.001 per share on April 25, 2002. Mr. Bowes paid a total purchase price of $4,000 for these shares. Francine Legault, wife of Joseph Bowes, purchased 1,000 shares for a total purchase price of $250 on April 30, 2003. Mr. George Bowes and Ms. Alma Bowes, the parents of Joseph Bowes, each purchased 1,000 shares for a purchase price of $250 on April 30, 2003.

     Mr. Jun Nam (Johnny) Lee, one of our directors, purchased 187,500 shares of our common stock in his own name at a price of $0.02 per share on June 14, 2002. Mr. Jun Nam Lee paid a total purchase price of $3,750 for these shares. Mr. Mark Lee, the brother of Jun Nam (Johnny) Lee, one of our directors, purchased 187,500 shares of our common stock in his own name at a price of $0.02 per share on June 14, 2002. Mr. Mark Lee paid a total purchase price of $3,750 for these shares.

Management and Administrative Services Agreement

     We have entered into a management and administrative services agreement dated April 1, 2004 with Angus Consulting, a company controlled by Mr. Joseph G. Bowes, our president, secretary and treasurer and one of our directors, as described above under “Executive Compensation – Management Services Agreement.”

     Angus Consulting has agreed effective as of September 1, 2004 to defer payment of the outstanding unpaid consulting fees that have accrued to September 1, 2004 and the payment of the ongoing consulting fee of $900 per month accruing after September 1, 2004 until such time as we are able to achieve sufficient financing that would enable us to pay these amounts without adversely impacting our ability to continue our business operations. The determination of whether we have obtained sufficient financing that would enable us to pay deferred consulting fees to Angus Consulting without adversely impacting our ability to continue our business operations will be made by our board of directors. We anticipate that our board of directors will review our available working capital, our cash flows from our business operations and our planned expenditures in making this determination in order to assess whether payment of the accrued amounts could be made without adversely impacting our ability to continue our business operations. In making this determination, we anticipate that Mr. Joseph Bowes, our president and one of our directors, will abstain from voting due to his conflict of interest in the determination arising from his interest in Angus Consulting. As such, we anticipate that this determination will be made by Mr. Jun Nam Lee acting in his capacity as one of our directors.

Angus Consulting Loan

     Angus Consulting advanced to us the amount of $25,000 as a loan on October 26, 2004. Angus Consulting is controlled by Mr. Joseph Bowes, our president. This loan is repayable at any time on or after October 26, 2005. The loan bears interest at the rate of 5% per annum, with accrued interest payable on the anniversary of the loan. The loan is unsecured and is evidenced by a promissory note that we have executed in favor of Angus Consulting effective October 26, 2004. All amounts of principal and accrued interest are convertible at the option of Angus Consulting into shares of our common stock at any time prior to repayment based one share per $0.25 of principal and accrued interest. In the year ended May 31, 2005, we accrued $747 in interest on the Angus Consulting Loan ($ nil – 2004).

Nexgen Consulting Inc.

     We entered into a joint venture agreement with 5G Wireless on May 25, 2003. The terms of the joint venture agreement and the shareholders agreements with 5G are described in detail under the heading “Description of Business – Our Joint Venture.”

     We have agreed pursuant to the joint venture agreement and the shareholders agreement to advance up to $40,000 to Nex Connectivity Solutions as a loan in order to fund its start-up operations and its initial Internet access network installation. In exchange, 5G Wireless has agreed to provide certain network hardware and software valued at $10,000, (ii) the services of Dennis Tan and Hsein Loong Wong as employees to provide technical expertise and support (by further agreement, we and 5G Wireless have agreed that Mr. Cyril Sacault is to replace Mr. Wong). Subsequently, we agreed that Mr. Ralph Anderson is to replace Mr. Sacault; and (iii) a license of certain billing software developed by 5G wireless for the management of hotel Internet access networks. 5G Wireless and Michael Tan, the principal of 5G Wireless, have each provided a guarantee of repayment, with accompanying security, of our loan to Nex Connectivity Solutions. To May 31, 2005, we had advanced $21,000 to Nex Connectivity Solutions as shareholders loans pursuant to the joint venture agreement and the shareholders agreement. During our fiscal year ended May 31, 2005, Nex Connectivity repaid $4,500 of the outstanding amount to us with the consent of 5G Wireless.

     5G Wireless’s commitment to provide Nex Connectivity the services of the two mutually agreed operations and technical support staff is the subject of a separate agreement between us and 5G Wireless dated April 1, 2004. The terms of the joint venture agreement and the shareholders agreements with 5G are described in detail under the heading “Description of Business – Our Joint Venture.”

Item 13. Exhibits

The following Exhibits are attached to this Annual Report:

Exhibit Number	Description of Exhibit
3.	Articles of Incorporation(1)
3.2	Amended By-Laws(1)
4.1	Share Certificate(1)
10.1	Option Agreement between the Company and Rozemary Webb dated June 26, 2002(1)
10.2	Management and Administrative Services Agreement between the Company and Angus Consulting dated April 1, 2004(2)
10.3	Joint Venture Agreement between the Company, Michael Tan and 5G Wireless dated May 25, 2003(1)
10.4	Shareholders Agreement between the Company, Nex Connectivity Solutions and 5G Wireless dated May 25, 2003(1)
10.5	Amendment No. 1 to Joint Venture Agreement dated July 4, 2003 between the Company, 5G Wireless and Michael Tan(1)

Exhibit Number	Description of Exhibit
10.6	Amendment No. 1 to Shareholders Agreement dated July 4, 2003 between the Company, Nex Connectivity Solutions, Michael Tan and 5G Wireless(1)
10.7	Internet Services Agreement dated February 1, 2004 between Nex Connectivity Solutions Inc. and Global Gateway Corp (dba Empire Landmark)(1)
10.8	Letter Addendum to Internet Services Agreement dated March 31, 2004 between Nex Connectivity Solutions Inc. and Global Gateway Corp.(2)
10.9	Letter Agreement dated April 1, 2004 between the Company and 5G Wireless(2).
10.10	Internet Service Kiosk Agreement dated April 12, 2004 between Nex Connectivity Solutions Inc. and Paykiosks Internet Terminals Inc.(4)
10.11	Letter Agreement dated September 1, 2004 between the Company and Angus Consulting(4)
10.12	Addendum No. 2 dated September 15, 2004 to Internet Services Agreement dated March 31, 2004 between Nex Connectivity Solutions Inc. and Global Gateway Corp.(5)
10.13	Addendum No. 1 dated September 15, 2004 to the Internet Service Kiosk Agreement dated April 12, 2004 between Nex Connectivity Solutions Inc. and Paykiosks Internet Terminals Inc.(5)
10.14	Promissory Note dated October 26, 2004 executed by the Company in favor of Angus Consulting(6)
21.1	List of Subsidiaries(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Filed as an exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on April 26, 2004.
(2)	Filed as an exhibit to the Amendment No. 1 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on June 9, 2004.
(3)	Filed as an exhibit to the Amendment No. 2 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on August 10, 2004.
(4)	Filed as an exhibit to the Amendment No. 4 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on September 15, 2004.
(5)	Filed as an exhibit to the Amendment No. 5 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on October 6, 2004.
(6)	Filed as an exhibit to the Amendment No. 6 to Form SB-2 filed by the Registrant with the Securities and Exchange Commission on November 3, 2004.
(7)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

The following table sets forth information regarding the amount billed to us by our independent auditor, BDO Dunwoody LLP, for the fiscal years ended May 31, 2005 and May 31, 2004:

	Years ended May 31
	2005	2004
Audit Fees:	$34,317	$21,094
Audit Related Fees:	NIL	NIL
Tax Fees:	$2,333	$1,034
All Other Fees:	NIL	NIL
Total:	$36,650	$22,128

Audit Fees

     This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

     This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accountants

     Our board of directors presently acts as our Audit Committee. The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent registered public accounting firm during the fiscal year. The Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to the budget for each category. The aggregate amount of services related to Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees provided by BDO Dunwoody LLP was pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILDER ENTERPRISES, INC.

By:	/s/ Joseph G. Bowes
Joseph G. Bowes
President, Secretary, Chief Executive Officer, Chief Financial Officer and Director (Sole Executive Officer)

Date:	August 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph G. Bowes
Joseph G. Bowes
President, Secretary, Chief Executive Officer, Chief Financial Officer and Director (Sole Executive Officer)

Date:	August 18, 2005

By:	/s/ Jun Nam Lee
Jun Nam Lee
Director

Date:	August 18, 2005