Form 10QSB
period 2005-08-31
GILDER ENTERPRISES INC
filed 2005-10-17
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended AUGUST 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,855,000 common shares, par value of $0.001 per share, outstanding as of October 13, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Gilder Enterprises, Inc.
Quarterly Report On Form 10-QSB

For The Three Months Ended August 31, 2005

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

The following consolidated interim unaudited financial statements of Gilder Enterprises, Inc. (the “Company”) for the three-month period ended August 31, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated balance sheets as at August 31, 2005 and May 31, 2005;

(b)	Consolidated statements of operations for the three months ended August 31, 2005 and August 31, 2004 and for the period from April 25, 2002 (inception) to August 31, 2005 (cumulative);

(c)	Consolidated statements of changes in stockholders’ equity (capital deficit) for the period from April 25, 2002 (inception) to August 31, 2005 (cumulative);

(d)	Consolidated statements of cash flows for the three months ended August 31, 2005 and August 31, 2004 and for the period from April 25, 2002 (inception) to August 31, 2005 (cumulative); and

(e)	Notes to the consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Financial Statements
August 31, 2005 (unaudited) and May 31, 2005
(Stated in US Dollars)

F-1

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Financial Statements
August 31, 2005 (unaudited) and May 31, 2005
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in US Dollars)

	August 31	May 31
	2005	2005

	(Unaudited)
Assets

Current
Cash	$4,405	$8,982
Receivables	2,550	1,945

	6,955	10,927
Computer equipment and software (Note 5)	12,680	13,819

Total Assets	$19,635	$24,746

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$31,817	$29,847
Due to related party (Note 3)	52,114	48,848

	83,931	78,695
Loans payable	10,000	10,000

	93,931	88,695

Capital deficit
Share capital
Authorized
100,000,000 shares of preferred stock,
par value $0.001 per share
100,000,000 shares of common stock,
par value $0.001 per share
Issued
7,855,000 (May 31, 2005 – 7,855,000 ) shares of
common stock	7,855	7,855
Additional paid-in capital	97,395	97,395
Deficit accumulated in the development stage	(179,546)	(169,199)

	(74,296)	(63,949)

Total Liabilities and Capital Deficit	$19,635	$24,746

The accompanying notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited - Stated in US Dollars)

			April 25
			2002
	Three months ended		(inception) to
	August 31		August 31
	2005	2004	2005
			(Cumulative)
Revenues
Internet access services	$4,183	$1,450	$16,843
Operating Expenses
Depreciation	1,139	1,139	6,429
Operations and technical support	3,201	2,484	18,252
Professional fees	5,018	12,184	107,171
Office and administrative services	4,427	2,811	40,829
Total operating expenses	13,785	18,618	172,681
Operating loss	(9,602)	(17,168)	(155,838)
Other expense
Interest	(745)	-	(2,459)
Loss from continued operations
before minority interest	(10,347)	(17,168)	(158,297)
Minority interest	-	-	37
Loss from continued operations	(10,347)	(17,168)	(158,260)
Loss from discontinued operations	-	-	(21,286)
Net loss for the period	$(10,347)	$(17,168)	$(179,546)

Basic and diluted loss per share
- continued operations	$(0.00)	$(0.00)	$(0.02)
- discontinued operations	-	-	(0.00)
Net loss per share	$(0.00)	$(0.00)	$(0.02)

Weighted average outstanding shares	7,855,000	7,855,000	7,669,730

The accompanying notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)

				Deficit
				Accumulated	Total
			Additional	in the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Capital Deficit)

Issued on April 25, 2002 (inception) at $0.001 per share	4,000,000	$4,000	$-	$-	$4,000
Net loss for the period (Fiscal 2002)	-	-	-	(2,931)	(2,931)
Balance, May 31, 2002	4,000,000	4,000	-	(2,931)	1,069
Issued in June 2002 at $0.02 per share	3,750,000	3,750	71,250	-	75,000
Issued in May 2003 at $0.25 per share	105,000	105	26,145	-	26,250
Net loss for the year (Fiscal 2003)	-	-	-	(37,773)	(37,773)
Balance, May 31, 2003	7,855,000	7,855	97,395	(40,704)	64,546
Net loss for the year (Fiscal 2004)	-	-	-	(50,194)	(50,194)
Balance, May 31, 2004	7,855,000	7,855	97,395	(90,898)	14,352
Net loss for the year (Fiscal 2005)	-	-	-	(78,301)	(78,301)
Balance, May 31, 2005	7,855,000	7,855	97,395	(169,199)	(63,949)
Net loss for the period (Fiscal 2006, 1st Quarter)	-	-	-	(10,347)	(10,347)
Balance, August 31, 2005 (unaudited)	7,855,000	$7,855	$97,395	$(179,546)	$(74,296)

The accompanying notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited - Stated in US Dollars)

			April 25
			2002
	Three months ended		(inception) to
	August 31		August 31
	2005	2004	2005

			(Cumulative)
Cash provided by (used in)

Operating activities
Net loss from continued operations	$(10,347)	$(17,168)	$(158,260)
Adjustments to reconcile loss from
continued operations to cash
used in operating activities
Minority interest	-	-	(37)
Depreciation	1,139	1,139	6,429
(Increase) decrease in receivables	(605)	763	(2,550)
Increase in accounts payable and
accrued liabilities	1,970	2,670	31,817

Cash used in continued operations	(7,843)	(12,596)	(122,601)

Cash used in discontinued operations	-	-	(21,286)

	(7,843)	(12,596)	(143,887)

Financing activities
Shares issued for cash	-	-	105,250
Investment by minority interest	-	-	37
Increase in due to related party	3,266	2,752	52,114

	3,266	2,752	157,401

Investing activity
Purchase of computer equipment and
software	-	-	(9,109)

Net change in cash	(4,577)	(9,844)	4,405

Cash, beginning of period	8,982	27,394	-

Cash, end of period	$4,405	$17,550	$4,405

Supplemental information
Interest and taxes paid	$-	$-	$-
The following transactions which did not result in cash flows have been excluded from financing and investing activities

Acquisition of assets from 5G Wireless	$-	$-	$(10,000)
Loans payable to 5G Wireless for the acquisition
of assets	$-	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited - Stated in US Dollars)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial statements and accordingly do not include all disclosures required for annual financial statements.

In the opinion of the Company’s management, the balance sheet as of August 31, 2005 and the statements of operations, changes in stockholders’ equity (capital deficit) and cash flows for the three-month period ended August 31, 2005 contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the three-month period ended August 31, 2005 are not necessarily indicative of the results for any other periods.

These statements should be read in conjunction with the May 31, 2005 annual financial statements, including the accounting policies and notes thereto appearing in the Company’s annual report on Form 10-KSB. These financial statements follow the same significant accounting policies as those described in the notes to the Company’s audited financial statements for the year ended May 31, 2005.

2	Nature of Business and Ability to Continue Operations

Gilder Enterprises, Inc. was incorporated on April 25, 2002 under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In January 2003, the Company abandoned its mineral exploration activities. In May 2003, the Company entered into an agreement with a Singapore company whereby the Company and the Singapore company would pursue opportunities to provide high speed Internet access to hotel and other targeted properties. Pursuant to the agreement, the Company has become a 51% stockholder in Nex Connectivity Solutions Inc. (“Nex Connectivity”) while the Singapore company controls the remaining 49% of shares of the subsidiary (Note 4). Nex Connectivity commenced revenue-generating activities in May 2004 and, to August 31, 2005, had recorded cumulative internet access service revenues of $16,843.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2005, the Company had only recently completed its first full year of revenue-generating operations and had accumulated operating losses of $179,546 (to May 31, 2005 - $169,199) since its inception. Additionally, the Company has negative working capital of $76,976 at August 31, 2005. The continuation of the Company is dependent upon it achieving a profitable level of operations as well as obtaining further long- term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at August 31, 2005 to complete the development of the Company’s business plan. It earns revenue from its Internet access network in one hotel property in Vancouver, Canada. It plans to undertake the necessary marketing efforts to secure further contracts involving the design, installation and operation of Internet access network(s) and to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate funds that will be available to sustain operations.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited - Stated in US Dollars)

3	Due to Related Party

On October 26, 2004, the Company entered into a loan with Angus Consulting Inc., a private company controlled by the Company’s President, for a principal amount of $25,000. The loan is repayable at any time on or after October 26, 2005, unsecured and evidenced by a convertible promissory note. It bears interest at the rate of 5% per annum, with accrued interest payable on the anniversary of the loan. All outstanding amounts of the principal and accrued interest are convertible at the option of Angus Consulting Inc. into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share.

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

Other amounts due to the Company’s president totaling $27,114 at August 31, 2005 (May 31, 2005 - $23,848) are unsecured, non-interest bearing and repayable on demand.

4.	Commitments

a) Agreement with 5G Wireless Communications Pte Ltd. (“5G Wireless”)

On May 25, 2003, the Company entered into an agreement with 5G Wireless, a Singapore incorporated company of which one of the Company’s directors, is the president and a director. The Company entered into the agreement to pursue a business opportunity of providing high- speed Internet access to hotel and other targeted properties. Nex Connectivity, a Canadian company was incorporated to undertake initial business operation, with the Company and 5G Wireless owning 51% and 49% interests in Nex Connectivity respectively.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited - Stated in US Dollars)

4.

Commitments (continued)

The Company has agreed pursuant to a shareholders’ agreement with 5G Wireless to provide management services and advance up to $40,000 to Nex Connectivity as a loan in order to fund its start-up operations and its initial Internet access network installation. 5G Wireless has agreed to provide (i) certain network hardware and software valued at $10,000 (ii) the technical expertise and support of its employees, and (iii) a license of certain software developed by 5G Wireless for the management of the Internet access networks. 5G Wireless and its President have each provided a guarantee of repayment of the loan advances to be made under the shareholders’ agreement. These guarantees are in turn supported by corresponding general security agreements. To August 31, 2005, the Company had advanced $14,889 (May 31, 2005 - $21,000) to Nex Connectivity as a loan pursuant to the shareholders’ agreement. Such amount has been eliminated on consolidation. As required by the shareholders' agreement, 5G Wireless provided the hardware and software equipment as well as the license of the software to Nex Connectivity in the first quarter of the 2004 fiscal year. As at August 31, 2005, the acquisition of the assets was recorded at its fair value of $10,000 with the corresponding charges to loans payable. These loans payable are non-interest bearing and are repayable from net profits of Nex Connectivity available to be distributed upon the approval of the Board of Directors of Nex Connectivity or when 5G Wireless ceases to be a shareholder of Nex Connectivity.

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

During the three-month period ended August 31, 2005, the Company accrued $2,700 in fees owing under this Agreement and a total of $24,300 was outstanding and accrued as at August 31, 2005 (May 31, 2005 - $21,600).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meanings of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue", the negative of such terms, and other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks and uncertainties include amongst others the market for our Internet access services, technology developments, availability of funds, government regulations, common share prices, operating costs, capital costs, and other factors. These risks and uncertainties may cause our actual results to differ materially from any forward-looking statement. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In evaluating these statements, you should consider various factors, including the risks outlined below and, from time to time, in other reports we file with the SEC. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform them to actual results. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our statements are stated in United States dollars (US $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our”, mean Gilder Enterprises, Inc.

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

Recent market developments would indicate that the market is maturing and becoming more competitive. In Gilder’s chosen initial geographic market, Vancouver, Canada, substantially all of the downtown hotel properties have implemented some form of Internet access for their guests. While this has the effect of significantly limiting the available downtown hotel property market for the Company, there has been some replacement of suppliers as hotel properties have upgraded from dial-up to broadband access. We believe our broadband Internet access services compare favorably with that of our competitors and Gilder plans to target certain of the hotel properties that are in the position of upgrading in order to compete for such contracts. Further, we believe other attractive hotel prospects may be available in nearby suburban markets, which we are now researching. The Empire Landmark Hotel has recently asked Gilder to consider an expansion of its system, with the prospect of possibly doubling the number of guest rooms being served. Discussions here are still at a very preliminary stage, and we have yet to finalize the network design for the expansion. No formal terms for a contract extension have been agreed.

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

RESULTS OF OPERATIONS

Revenues

All of our revenues to date are attributable to our Internet access network installed at the Empire Landmark Hotel in Vancouver, British Columbia, which became operational in May 2004. We earned revenues of $4,183 during the quarter ended August 31, 2005 as compared to $1,450 for the same period in fiscal 2004. There is no assurance that initial revenues will be indicative of future revenues from the Internet access network installed at the Empire Landmark Hotel.

Operating Costs and Expenses

We incurred operating expenses of $13,785 in the quarter ended August 31, 2005 as compared to $18,618 for the same period in fiscal 2004.

Professional fees were $5,018 in the quarter ended August 31, 2005 as compared to $12,184 for the same period in fiscal 2004. In fiscal 2004, these fees were primarily attributable to costs incurred in filing a registration statement with the Securities and Exchange Commission, which was declared effective in November 2004. We will continue to incur professional fees as Gilder is now a reporting issuer under the Securities Exchange Act of 1934.

Operations and technical support expenses were $3,201 during the three months ended August 31, 2005 as compared to $2,484 for the same period in fiscal 2004. These expenses were incurred in connection with the operation of the Internet access network at the Empire Landmark Hotel. We anticipate that these expense levels will be maintained during the current fiscal year. These expenses will increase in the event that we are able to establish additional Internet access networks.

Office and administrative services expenses were $4,427 in the quarter ended August 31, 2005 as compared to $2,791 for the same period in fiscal 2004. Office and administration services expenses were attributable primarily to management services provided by Angus Management, a private company controlled by Mr. Joseph Bowes, our president and a director. We pay Angus Management a fee of $900 per month plus out-of-pocket expenses for management and administration services.

Depreciation expense was $1,139 during the three months ended August 31, 2005 as compared to $1,139 for the same period in fiscal 2004.

Our corporate marketing efforts to date have mainly been direct sales activities involving Gilder management contacting hotel property managers and owners directly to discuss our Internet access network services and capabilities. We anticipate continuing with similar marketing efforts for the balance of the year. Accordingly, the majority of our marketing expenses are attributable to management compensation costs, which are included in the Statement of Operations under office and administrative services.

We anticipate that our operating expenses will increase substantially over the next twelve months due to the fact that we plan to expand our business operations by undertaking marketing efforts in order to secure additional Internet access networks installation contract with hotel property owners.

Our net loss for the quarter ended August 31, 2005 decreased to $10,347 as compared to $17,168 for the same period in fiscal 2004 mainly as a consequence of better revenue performance and lower professional fees. Our net losses are attributable primarily to our operating expenses. We anticipate incurring continuing operating losses in the foreseeable future as we carry out our business plan and incur increased operating expenses. The amount and the extent of our operating losses will depend on our success in implementing our business strategy.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Working Capital

We had cash of $4,405 and a working capital deficit of $76,976 as of August 31, 2005, compared to cash of $8,982 and working capital deficit of $67,768 as of May 31, 2005.

Our working capital deficit has increased due to the fact that our operating expenses have continued to exceed our revenues from our one Internet access network. Our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operations over the next twelve months without additional financing. We anticipate that we will require approximately $200,000 in additional financing over the next twelve-month period in order to enable us to cover our working capital deficit and to provide necessary further funding to pursue our plan of operations, as discussed below under “Plan of Operations”. If we do not achieve any additional financing, we anticipate that we will be able to maintain current operations for approximately six months based on current cash and working capital.

If we do not achieve this additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us, as discussed below under “Plan of Operations”.

Cash Flows

We used cash in the amount of $7,843 in our operations during the three months ended August 31, 2005, compared to $12,596 for the three months ended August 31, 2004. We financed cash used in operations by using cash raised in financing activities in the amount of $3,266 during the three months ended August 31, 2005.

Cash raised in financing activities included advances made by our president, Mr. Joseph Bowes. In October 2004, we obtained in the principal amount of $25,000 as a convertible loan from Angus Consulting, a private company controlled by Mr. Bowes. This convertible loan bears interest at the rate of 5% per annum and is due and payable upon demand at any time after October 26, 2005. All outstanding amounts of the principal and accrued under the convertible loan interest are convertible at the option of Angus Consulting into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. There is no assurance that Angus Consulting will loan any additional funds to us.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to there being substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended May 31, 2005. As discussed in the notes to our audited financial statements, we had only recently completed our first full year of revenue-generating operations and had accumulated operating losses of $169,199 from our inception to May 31, 2005. Our continuation is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

We anticipate that we will expend approximately $125,000 over the next twelve months pursuing our plan of operations as outlined below, subject to our achieving the necessary financing. These anticipated expenditures are broken down as follows:

Estimated Expenditures Required
During the Next Twelve Months

Operating expenditures
Operations and technical support	$18,000
Marketing, general and administrative	43,000

Total operating expenditures	61,000
Capital expenditures (Note 1)	64,000

Total	$125,000

Note: (1) Capital costs include $59,000 for the network operations center and three hotel installations, and $5,000 for office equipment.

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
  As our business expands, we plan to locate our network operations center at the facilities of a third- party, computer equipment hosting service provider. We anticipate leasing third-party hosted network operations center facilities, at a cost of approximately $400 per month, after the completion our third network installation.
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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph G. Bowes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended August 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended August 31, 2005.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the first quarter of our current fiscal year ending August 31, 2005.

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

GILDER ENTERPRISES, INC.

DATE: October 14, 2005	/s/ Joseph G. Bowes
Joseph G. Bowes
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)