Form 10QSB
period 2005-11-30
GILDER ENTERPRISES INC
filed 2006-01-17
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to _______________

Commission File Number 0-51038

GILDER ENTERPRISES, INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	Nil
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3639 Garibaldi Drive
North Vancouver, British Columbia
Canada	V7H 2W2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	604-924-8180

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,855,000 common shares, par value of $0.001 per share, outstanding as of January 9, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Gilder Enterprises, Inc.
Quarterly Report On Form 10-QSB

For The Six Months Ended November 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

The following consolidated interim unaudited financial statements of Gilder Enterprises, Inc. (the “Company”) for the three-month period ended November 30, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated balance sheets as at November 30, 2005 (unaudited) and May 31, 2005;

(b)	Consolidated statements of operations for the three and six months ended November 30, 2005 and November 30, 2004 and for the period from April 25, 2002 (inception) to November 30, 2005 (cumulative);

(c)	Consolidated statements of changes in stockholders’ equity (capital deficit) for the period from April 25, 2002 (inception) to November 30, 2005 (cumulative);

(d)	Consolidated statements of cash flows for the six months ended November 30, 2005 and November 30, 2004 and for the period from April 25, 2002 (inception) to November 30, 2005 (cumulative); and

(e)	Notes to the consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
November 30, 2005 (unaudited) and May 31, 2005
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
November 30, 2005 (unaudited) and May 31, 2005
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Balance Sheets
(Stated in US Dollars)

	November 30	May 31
	2005	2005
	(Unaudited)

Assets

Current
Cash	$4,219	$8,982
Receivables	1,262	1,945

	5,481	10,927
Computer equipment and software	13,561	13,819

Total Assets	$19,042	$24,746

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$35,834	$29,847
Due to related party (Note 3)	56,137	48,848

	91,971	78,695
Loans payable (Note 4)	10,000	10,000

	101,971	88,695

Capital deficit
Share capital
Authorized
100,000,000 shares of preferred stock,
par value $0.001 per share
100,000,000 shares of common stock,
par value $0.001 per share
Issued
7,855,000 (May 31, 2005 - 7,855,000) shares of
common stock	7,855	7,855
Additional paid-in capital	97,395	97,395
Deficit accumulated in the development stage	(188,179)	(169,199)

	(82,929)	(63,949)

Total Liabilities and Capital Deficit	$19,042	$24,746

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Statements of Operations
(Unaudited - Stated in US Dollars)

					April 25
					2002
	Three months ended		Six months ended		Inception to
	Nov 30	Nov 30	Nov 30	Nov 30	November 30
	2005	2004	2005	2004	2005
					(Cumulative )

Revenues
Internet access services	$5,263	$4,578	$9,446	$6,028	$22,106
Operating Expenses
Depreciation	1,138	1,138	2,277	2,277	7,567
Operations and technical support	3,031	3,389	6,232	5,893	21,283
Professional fees	5.879	22,801	10,897	34,985	113,050
Office and administrative services	3,085	2,140	7,512	4,931	43,914

Total operating expenses	13,133	29,468	26,918	48,086	185,814

Operating loss	(7,870)	(24,890)	(17,472)	(42,058)	(163,708)
Other expense
Interest	(763)	(123)	(1,508)	(123)	(3,222)
Loss from continued operations
before minority interest	(8,633)	(25,013)	(18,980)	(42,181)	(166,930)
Minority interest in loss from continued
operations	-	-	-	-	37
Loss from continued operations	(8,633)	(25,013)	(18,980)	(42,181)	(166,893)
Loss from discontinued operations	-	-	-	-	(21,286)
Net loss for the period	$(8,633)	$(25,013)	$(18,980)	$(42,181)	$(188,179)

Basic and diluted loss per share
- continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.02)
- discontinued operations	-	-	-	-	(0.00)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average outstanding shares	7,855,000	7,855,000	7,855,000	7,855,000	7,682,551

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Statement of Changes in Stockholders' Equity (Capital Deficit)
(Stated in US Dollars)

				Deficit
				Accumulated	Total
			Additional	in the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Capital Deficit)

Issued on April 25, 2002 (inception) at $0.001 per share	4,000,000	$4,000	$-	$-	$4,000
Net loss for the period (Fiscal 2002)	-	-	-	(2,931)	(2,931)
Balance, May 31, 2002	4,000,000	4,000	-	(2,931)	1,069
Issued in June 2002 at $0.02 per share	3,750,000	3,750	71,250	-	75,000
Issued in May 2003 at $0.25 per share	105,000	105	26,145	-	26,250
Net loss for the year (Fiscal 2003)	-	-	-	(37,773)	(37,773)
Balance, May 31, 2003	7,855,000	7,855	97,395	(40,704)	64,546
Net loss for the year (Fiscal 2004)	-	-	-	(50,194)	(50,194)
Balance, May 31, 2004	7,855,000	7,855	97,395	(90,898)	14,352
Net loss for the year (Fiscal 2005)	-	-	-	(78,301)	(78,301)
Balance, May 31, 2005	7,855,000	7,855	97,395	(169,199)	(63,949)
Net loss for the period (Fiscal 2006, 1st Quarter)	-	-	-	(10,347)	(10,347)
Balance, August 31, 2005	7,855,000	7,855	97,395	(179,546)	(74,296)
Net loss for the period (Fiscal 2006, 2nd Quarter)	-	-	-	(8,633)	(8,633)
Balance, November 30, 2005 (unaudited)	7,855,000	$7,855	$97,395	$(188,179)	$(82,929)

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited - Stated in US Dollars)

			April 25
			2002
	Six months ended		(inception) to
	November 30		November 30
	2005	2004	2005

			(Cumulative)
Cash provided by (used in)

Operating activities
Net loss from continued operations	$(18,980)	$(42,181)	$(166,893)
Adjustments to reconcile loss from
continued operations to cash
used in operating activities
Minority interest	-	-	(37)
Depreciation	2,277	2,277	7,567
(Increase) decrease in receivables	683	(133)	(1,262)
Increase in accounts payable and
accrued liabilities	5,987	10,165	35,834

Cash used in continued operations	(10,033)	(29,872)	(124,791)

Cash used in discontinued operations	-	-	(21,286)

	(10,033)	(29,872)	(146,077)

Financing activities
Shares issued for cash	-	-	105,250
Investment by minority interest	-	-	37
Increase in due to related party	7,289	30,459	56,137

	7,289	30,459	161,424

Investing activity
Purchase of computer equipment and
software	(2,019)	-	(11,128)

Net change in cash	(4,763)	587	4,219

Cash, beginning of period	8,982	27,394	-

Cash, end of period	$4,219	$27,981	$4,219

Supplemental information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-
The following transactions which did not result in cash flows have been excluded from financing and investing activities:

Acquisition of assets from 5G Wireless	$-	$-	$(10,000)
Loans payable to 5G Wireless for the
acquisition of assets	$-	$-	$10,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements
(Unaudited - Stated in US Dollars)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and accordingly do not include all disclosures required for annual financial statements.

In the opinion of the Companyﾒs management, the balance sheet as of November 30, 2005 and the statements of operations, changes in stockholdersﾒ equity (capital deficit) and cash flows for the six-month period ended November 30, 2005 contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the six-month period ended November 30, 2005 are not necessarily indicative of the results for any other periods.

These statements should be read in conjunction with the May 31, 2005 annual financial statements, including the accounting policies and notes thereto appearing in the Companyﾒs annual report on Form 10-KSB. These financial statements follow the same significant accounting policies as those described in the notes to the Companyﾒs audited financial statements for the year ended May 31, 2005.

2.	Nature of Business and Ability to Continue Operations

Gilder Enterprises, Inc. was incorporated on April 25, 2002 under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In January 2003, the Company abandoned its mineral exploration activities. In May 2003, the Company entered into an agreement with a Singapore company whereby the Company and the Singapore company would pursue opportunities to provide high speed Internet access to hotel and other targeted properties. Pursuant to the agreement, the Company has become a 51% stockholder in Nex Connectivity Solutions Inc. (ﾓNex Connectivityﾔ) while the Singapore company controls the remaining 49% of shares of the subsidiary (Note 4). Nex Connectivity commenced revenue-generating activities in May 2004 and, to November 30, 2005, had recorded cumulative internet access service revenues of $22,106.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2005, the Company had only recently completed its first full year of revenue-generating operations and had accumulated operating losses of $188,179 (to May 31, 2005 - $169,199) since its inception. Additionally, the Company has negative working capital of $86,490 at November 30, 2005. The continuation of the Company is dependent upon it achieving a profitable level of operations as well as obtaining further long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at November 30, 2005 to complete the development of the Companyﾒs business plan. It earns revenue from its Internet access network in one hotel property in Vancouver, Canada. It plans to undertake the necessary marketing efforts to secure further contracts involving the design, installation and operation of Internet access network(s) and to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate funds that will be available to sustain operations.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements
(Unaudited - Stated in US Dollars)

3.	Due to Related Party

On October 26, 2004, the Company entered into a loan with Angus Consulting Inc., a private company controlled by the Company’s President, for a principal amount of $25,000. The loan is repayable at any time on or after October 26, 2005, unsecured and evidenced by a convertible promissory note. It bears interest at the rate of 5% per annum, with accrued interest payable on the anniversary of the loan. All outstanding amounts of the principal and accrued interest are convertible at the option of Angus Consulting Inc. into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. As at November 30, 2005, total unpaid interest accrued in connection with this loan totaled $1,373 (May 31, 2005 - $747) and is included in amounts due to related party.

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

Other amounts due to the Company’s president totaling $29,764 at November 30, 2005 (May 31, 2005 - $23,101) are unsecured, non-interest bearing and repayable on demand.

4.	Commitments

a) Agreement with 5G Wireless Communications Pte Ltd. (“5G Wireless”)

On May 25, 2003, the Company entered into an agreement with 5G Wireless, a Singapore incorporated company of which one of the Company’s directors, is the president and a director. The Company entered into the agreement to pursue a business opportunity of providing high- speed Internet access to hotel and other targeted properties. Nex Connectivity, a Canadian company was incorporated to undertake initial business operations, with the Company and 5G Wireless owning 51% and 49% interests in Nex Connectivity respectively.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements
(Unaudited - Stated in US Dollars)

4.	Commitments (continued)

The Company has agreed pursuant to a shareholders’ agreement with 5G Wireless to provide management services and advance up to $40,000 to Nex Connectivity as a loan in order to fund its start-up operations and its initial Internet access network installation. 5G Wireless has agreed to provide (i) certain network hardware and software valued at $10,000 (ii) the technical expertise and support of its employees, and (iii) a license of certain software developed by 5G Wireless for the management of the Internet access networks. 5G Wireless and its President have each provided a guarantee of repayment of the loan advances to be made under the shareholders’ agreement. These guarantees are in turn supported by corresponding general security agreements. To November 30, 2005, the Company had advanced $14,889 (May 31, 2005 - $21,000) to Nex Connectivity as a loan pursuant to the shareholders’ agreement. Such amount has been eliminated on consolidation. As required by the shareholders' agreement, 5G Wireless provided the hardware and software equipment as well as the license of the software to Nex Connectivity in the first quarter of the 2004 fiscal year. As at November 30, 2005, the acquisition of the assets was recorded at its fair value of $10,000 with the corresponding charges to loans payable. These loans payable are non-interest bearing and are repayable from net profits of Nex Connectivity available to be distributed upon the approval of the Board of Directors of Nex Connectivity or when 5G Wireless ceases to be a shareholder of Nex Connectivity.

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

During the six-month period ended November 30, 2005, the Company accrued $5,400 in fees owing under this Service Agreement and a total of $27,000 was outstanding and accrued as at November 30, 2005 (May 31, 2005 - $21,600).

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

OVERVIEW

We are a development stage company. We have an operating subsidiary, Nex Connectivity Solutions Inc. (“Nex Connectivity Solutions”), which is a Canadian federal corporation incorporated on March 25, 2003. Through Nex Connectivity Solutions we are engaged in the business of installing and operating computer networks that enable business travelers at hotel properties to have high-speed access to the Internet (“Internet access networks”). We own a majority 51% interest in Nex Connectivity Solutions. Our joint venture partner, 5G Wireless Communications Pte. Ltd. (“5G Wireless”), a Singapore company, owns the remaining 49% interest in Nex Connectivity Solutions. Nex Connectivity Solutions was incorporated in order that we could carry out a joint venture with 5G Wireless for the design, building, owning and operation of specialized Internet access networks, initially serving the needs of business travelers.

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

Recent market developments would indicate that the market is maturing and becoming more competitive. In Gilder’s chosen initial geographic market, Vancouver, Canada, substantially all of the downtown hotel properties have implemented some form of Internet access for their guests. While this has the effect of significantly limiting the available downtown hotel property market for the Company, there has been some replacement of suppliers as hotel properties have upgraded from dial-up to broadband access. We believe our broadband Internet access services compare favorably with that of our competitors and Gilder plans to target certain of the hotel properties that are in the position of upgrading in order to compete for such contracts. Further, we believe other attractive hotel prospects may be available in nearby suburban markets, which we are now researching. In the quarter ended November 30, 2005, Gilder expanded its Empire Landmark Hotel Internet access network installation and now serves approximately double the number of guest rooms as were originally installed. The final system commissioning necessary for full revenue operations was completed in the last week of November. Accordingly, revenues for the period do not reflect guest utilization in the additional rooms being served. Under the terms of the contract extension agreed with the Empire Landmark Hotel, guest usage fees remain the same and a onetime network-servicing fee computed on a per floor basis was paid by the Hotel to Gilder.

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

Gilder has not been as successful as originally planned at building a significant Internet access network business involving multiple locations and contracts. To November 30, 2005, it had secured only one contract in over two years of operations. Subsequent to November 30, 2005, recognizing that Gilder’s future prospects here are less attractive than originally thought, management has begun to investigate other business opportunities for the Company. The Company has not entered into any definitive agreement with respect to any other business opportunity to date and there is no assurance that any definitive agreement will be entered into. The Company will continue its original plan of operations, as discussed above, pending the entering into of any definitive agreement with respect to a new business opportunity.

RESULTS OF OPERATIONS

Revenues

All of our revenues to date are attributable to our Internet access network installed at the Empire Landmark Hotel in Vancouver, British Columbia, which became operational in May 2004. We earned revenues of $5,263 during the quarter ended November 30, 2005 as compared to $4,578 for the same period in fiscal 2004. During the six months ended November 30, 2005 we earned revenues of $9,446 ($6,028 for the six months ended November 30, 2004). There is no assurance that initial revenues will be indicative of future revenues from the Internet access network installed at the Empire Landmark Hotel.

Operating Costs and Expenses

We incurred operating expenses of $13,133 in the quarter ended November 30, 2005 as compared to $29,468 for the same period in fiscal 2004. We incurred operating expenses of $26,918 during the six months ended November 30, 2005 as compared to $48,086 for the six months ended November 30, 2004.

Professional fees were $5,879 in the quarter ended November 30, 2005 as compared to $22,801 for the same period in fiscal 2004. We incurred professional fees of $10,897 during the six months ended November 30, 2005 compared to $34,985 for the six months ended November 30, 2004. In fiscal 2004, these fees were primarily attributable to costs incurred in filing a registration statement with the Securities and Exchange Commission, which was declared effective in November 2004. We will continue to incur professional fees as Gilder is now a reporting issuer under the Securities Exchange Act of 1934.

Operations and technical support expenses were $3,031 during the three months ended November 30, 2005 as compared to $3,389 for the same period in fiscal 2004. We incurred operations and technical support expenses of $6,232 during the six months ended November 30, 2005 as compared to $5,893 for the six months ended November 30, 2004. These expenses were incurred in connection with the operation of the Internet access network at the Empire Landmark Hotel. We anticipate that these expense levels will be maintained during the current fiscal year. These expenses will increase in the event that we are able to establish additional Internet access networks.

Office and administrative services expenses were $3,085 in the quarter ended November 30, 2005 as compared to $2,140 for the same period in fiscal 2004. We incurred office and administrative services expenses of $7,512 during the six months ended November 30, 2005 as compared to $4,931 for the six months ended November 30, 2004. Office and administration services expenses were attributable primarily to management services provided by Angus Management, a private company controlled by Mr. Joseph Bowes, our president and a director. We pay Angus Management a fee of $900 per month plus out-of-pocket expenses for management and administration services.

Depreciation expense was $1,138 during the three months ended November 30, 2005 as compared to $1,138 for the same period in fiscal 2004. Depreciation expense was $2,277 during the six months ended November 30, 2005 as compared to $2,277 for the same period in 2004.

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

We anticipate that our operating expenses will increase substantially over the next twelve months due to the fact that we plan to expand our business operations by undertaking marketing efforts in order to secure additional Internet access networks installation contract with hotel property owners. We may also incur additional operating expenses if we determine to pursue the negotiation of a definitive agreement with respect to a new business opportunity.

Our net loss for the quarter ended November 30, 2005 decreased to $8,633 as compared to $25,013 for the same period in fiscal 2004 mainly as a consequence of better revenue performance and lower professional fees. For the same reasons, our net loss for the six months ended November 30, 2005 decreased to $18,980 compared to $42,181 for the six months ended November 30, 2004. Our net losses are attributable primarily to our operating expenses. We anticipate incurring continuing operating losses in the foreseeable future as we carry out our business plan and incur increased operating expenses. The amount and the extent of our operating losses will depend on our success in implementing our business strategy.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Working Capital

We had cash of $4,219 and a working capital deficit of $86,490 as of November 30, 2005, compared to cash of $8,982 and working capital deficit of $67,768 as of May 31, 2005.

Our working capital deficit has increased due to the fact that our operating expenses have continued to exceed our revenues from our one Internet access network. Our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operations over the next twelve months without additional financing. We anticipate that we will require approximately $215,000 in additional financing over the next twelve-month period in order to enable us to cover our working capital deficit and to provide necessary further funding to pursue our plan of operations, as discussed below under “Plan of Operations”. If we do not achieve any additional financing, we anticipate that we will be able to maintain current operations for approximately three months based on current cash and working capital.

If we do not achieve this additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us, as discussed below under “Plan of Operations”.

Cash Flows

We used cash in the amount of $10,033 in our operations during the six months ended November 30, 2005, as compared to $29,872 for the six months ended November 30, 2004. We also used cash in the amount of $2,019 to purchase network equipment during the six months ended November 30, 2005. We financed cash used in operations and for the equipment purchases in part by using cash raised in financing activities in the amount of $7,289 during the six months ended November 30, 2005. This amount represented an increase to amounts due to a related party which increased from $48,848 as at May 31, 2005 to $56,137 as at November 30, 2005. In October 2004, we obtained a loan in the principal amount of $25,000 as a convertible loan from Angus Consulting, a private company controlled by Mr. Bowes. This convertible loan bears interest at the rate of 5% per annum and is due and payable upon demand at any time after October 26, 2005. All outstanding amounts of the principal and accrued interest under the convertible loan are convertible at the option of Angus Consulting into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. There is no assurance that Angus Consulting will loan any additional funds to us. This amount is presently outstanding in the amount of $26,373 as at November 30, 2005 and includes $1,373 of accrued interest.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to there being substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended May 31, 2005. As discussed in the notes to our audited financial statements, we had only recently completed our first full year of revenue-generating operations and had accumulated operating losses of $188,179 from our inception to November 30, 2005. Our continuation is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note: (1) Capital expenditures include $59,000 for the network operations center and three hotel installations, and $5,000 for office equipment.

Our plan of operations for the next twelve months is set forth below, subject to our obtaining the requisite financing:

•

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

•

As our business expands, we plan to locate our network operations center at the facilities of a third- party, computer equipment hosting service provider. We anticipate leasing third-party hosted network operations center facilities, at a cost of approximately $400 per month, after the completion our third network installation.

•

As our operations requirements expand, and likely after the completion of our second network installation, we anticipate leasing packaged office premises of approximately 300 square feet for our operations and technical support staff at a cost of approximately $400 per month.

•

Staffing costs are expected to be the largest operations and technical support expense and are estimated at approximately $12,500 for the next twelve months as we continue our strategy of staffing these activities on a permanent part-time basis.

We may also incur additional operating expenses if we determine to pursue the negotiation of a definitive agreement with respect to a new business opportunity. We will require additional financing to fund these expenses.

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

ITEM 3.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph G. Bowes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended November 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended November 30, 2005.

Item 3.                DEFAULT UPON SENIOR SECURITIES

None.

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the second quarter of our current fiscal year ending November 30, 2005.

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

GILDER ENTERPRISES, INC.

DATE: January 13, 2006	/s/ Joseph G. Bowes
Joseph G. Bowes
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)