Form 10QSB
period 2006-02-28
GILDER ENTERPRISES INC
filed 2006-04-10
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

[               ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ X ] Yes [               ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,855,000 common shares, par value of $0.001 per share, outstanding as of April 7, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No [               ]

Gilder Enterprises, Inc.
Quarterly Report On Form 10-QSB

For The Nine Months Ended February 28, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

The following consolidated interim unaudited financial statements of Gilder Enterprises, Inc. (the “Company”) for the three-month period ended February 28, 2006 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated balance sheets as at February 28, 2006 (unaudited) and May 31, 2005;

(b)	Consolidated statements of operations for the three and nine months ended February 28, 2006 and February 28, 2005 and for the period from April 25, 2002 (inception) to February 28, 2006 (cumulative);

(c)	Consolidated statements of changes in stockholders’ equity (capital deficit) for the period from April 25, 2002 (inception) to February 28, 2006 (cumulative);

(d)	Consolidated statements of cash flows for the nine months ended February 28, 2006 and February 28, 2005 and for the period from April 25, 2002 (inception) to February 28, 2006 (cumulative); and

(e)	Notes to the consolidated financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
February 28, 2006 (unaudited) and May 31, 2005
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Financial Statements
February 28, 2006 (unaudited) and May 31, 2005
(Stated in US Dollars)

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Balance Sheets
(Stated in US Dollars)

	February 28	May 31
	2006	2005

	(Unaudited)
Assets

Current
Cash	$2,248	$8,982
Receivables	1,851	1,945

	4,099	10,927
Computer equipment and software	12,583	13,819

Total Assets	$16,682	$24,746

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$42,543	$29,847
Due to related party (Note 3)	57,913	48,848

	100,456	78,695
Loans payable (Note 4)	10,000	10,000

	110,456	88,695

Capital deficit
Share capital
Authorized
100,000,000 shares of preferred stock,
par value $0.001 per share
100,000,000 shares of common stock,
par value $0.001 per share
Issued
7,855,000 (May 31, 2005 – 7,855,000) shares of
common stock	7,855	7,855
Additional paid-in capital	97,395	97,395
Deficit accumulated in the development stage	(199,024)	(169,199)

	(93,774)	(63,949)

Total Liabilities and Capital Deficit	$16,682	$24,746

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Statements of Operations
(Unaudited - Stated in US Dollars)

					April 25
					2002
	Three months ended		Nine months ended		(Inception) to
	Feb 28	Feb 28	Feb 28	Feb 28	February 28
	2006	2005	2006	2005	2006
					(Cumulative )

Revenues
Internet access services	$4,145	$2,898	$13,591	$8,926	$26,251
Operating Expenses
Depreciation	1,254	1,139	3,531	3,416	8,821
Operations and technical support	3,281	2,952	9,513	8,825	24,564
Professional fees	6,480	9,499	17,377	44,484	119,530
Office and administrative services	3,029	3,885	10,541	8,836	46,943

Total operating expenses	14,044	17,475	40,962	65,561	199,858

Operating loss	(9,899)	(14,577)	(27,371)	(56,635)	(173,607)
Other expense
Interest	(946)	(308)	(2,454)	(431)	(4,168)
Loss from continued operations
before minority interest	(10,845)	(14,885)	(29,825)	(57,066)	(177,775)
Minority interest in loss from continued
operations	-	-	-	-	37
Loss from continued operations	(10,845)	(14,885)	(29,825)	(57,066)	(177,738)
Loss from discontinued operations	-	-	-	-	(21,286)
Net loss for the period	$(10,845)	$(14,885)	$(29,825)	$(57,066)	$(199,024)

Basic and diluted loss per share
- continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.03)
- discontinued operations	-	-	-	-	(0.00)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average outstanding shares	7,855,000	7,855,000	7,855,000	7,855,000	7,693,598

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)
				Deficit
				Accumulated	Total
			Additional	in the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Capital Deficit)

Issued on April 25, 2002 (inception) at $0.001 per share	4,000,000	$4,000	$-	$-	$4,000
Net loss for the period (Fiscal 2002)	-	-	-	(2,931)	(2,931)
Balance, May 31, 2002	4,000,000	4,000	-	(2,931)	1,069
Issued in June 2002 at $0.02 per share	3,750,000	3,750	71,250	-	75,000
Issued in May 2003 at $0.25 per share	105,000	105	26,145	-	26,250
Net loss for the year (Fiscal 2003)	-	-	-	(37,773)	(37,773)
Balance, May 31, 2003	7,855,000	7,855	97,395	(40,704)	64,546
Net loss for the year (Fiscal 2004)	-	-	-	(50,194)	(50,194)
Balance, May 31, 2004	7,855,000	7,855	97,395	(90,898)	14,352
Net loss for the year (Fiscal 2005)	-	-	-	(78,301)	(78,301)
Balance, May 31, 2005	7,855,000	7,855	97,395	(169,199)	(63,949)
Net loss for the period (Fiscal 2006, 1st Quarter) (unaudited)	-	-	-	(10,347)	(10,347)
Balance, August 31, 2005 (unaudited)	7,855,000	7,855	97,395	(179,546)	(74,296)
Net loss for the period (Fiscal 2006, 2nd Quarter) (unaudited)	-	-	-	(8,633)	(8,633)
Balance, November 30, 2005 (unaudited)	7,855,000	$7,855	$97,395	$(188,179)	$(82,929)
Net loss for the period (Fiscal 2006, 3rd Quarter) (unaudited)	-	-	-	(10,845)	(10,845)
Balance, February 28, 2006 (unaudited)	7,855,000	$7,855	$97,395	$(199,024)	$(93,774)

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
(Unaudited - Stated in US Dollars)

			April 25
			2002
	Nine months ended		(Inception) to
	February 28		February 28
	2006	2005	2006
			(Cumulative)
Cash provided by (used in)

Operating activities
Net loss from continued operations	$(29,825)	$(57,066)	$(177,738)
Adjustments to reconcile loss from
continued operations to cash
used in operating activities
Minority interest	-	-	(37)
Depreciation	3,531	3,416	8,821
(Increase) decrease in receivables	94	138	(1,851)
Increase in accounts payable and
accrued liabilities	12,696	4,547	42,543

Cash used in continued operations	(13,504)	(48,965)	(128,262)

Cash used in discontinued operations	-	-	(21,286)

	(13,504)	(48,965)	(149,548)

Financing activities
Shares issued for cash	-	-	105,250
Investment by minority interest	-	-	37
Increase in due to related party	9,065	34,374	57,913

	9,065	34,374	163,200

Investing activity
Purchase of computer equipment and
software	(2,295)	-	(11,404)

Net change in cash	(6,734)	(14,591)	2,248

Cash, beginning of period	8,982	27,394	-

Cash, end of period	$2,248	$12,803	$2,248

Supplemental information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-
The following transactions which did not result in cash flows have been excluded from financing and investing activities:

Acquisition of assets from 5G Wireless	$-	$-	$(10,000)
Loans payable to 5G Wireless for the
acquisition of assets	$-	$-	$10,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements
Nine months ended February 28, 2006
(Unaudited - Stated in US Dollars)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and accordingly do not include all disclosures required for annual financial statements.

In the opinion of the Company’s management, the balance sheet as of February 28, 2006 and the statements of operations, changes in stockholders’ equity (capital deficit) and cash flows for the nine-month period ended February 28, 2006 contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the nine-month period ended February 28, 2006 are not necessarily indicative of the results for any other periods.

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

2.	Nature of Business and Ability to Continue Operations

Gilder Enterprises, Inc. (the “Company”) was incorporated on April 25, 2002 under the laws of the State of Nevada. The Company was originally established to pursue mineral exploration and development business opportunities. In January 2003, the Company abandoned its mineral exploration activities. In May 2003, the Company entered into an agreement with a Singapore company whereby the Company and the Singapore company would pursue opportunities to provide high speed Internet access to hotel and other targeted properties. Pursuant to the agreement, the Company has become a 51% stockholder in Nex Connectivity Solutions Inc. (“Nex Connectivity”) while the Singapore company controls the remaining 49% of shares of the subsidiary (Note 4). Nex Connectivity commenced revenue-generating activities in May 2004 and, to February 28, 2006, had recorded cumulative internet access service revenues of $26,251.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2006, the Company had only recently completed its first full year of revenue-generating operations and had accumulated losses of $199,024 (to May 31, 2005 - $169,199) since its inception. Additionally, the Company has negative working capital of $96,357 at February 28, 2006. The continuation of the Company is dependent upon it achieving a profitable level of operations as well as obtaining further long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at February 28, 2006 to complete the development of the Company’s business plan. It earns revenue from its Internet access network at one hotel property in Vancouver, Canada. It plans to undertake the necessary marketing efforts to secure further contracts involving the design, installation and operation of Internet access network(s) and to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate funds that will be available to sustain operations.

Gilder Enterprises, Inc.
(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements
Nine months ended February 28, 2006
(Unaudited - Stated in US Dollars)

3.	Due to Related Party

On October 26, 2004, the Company entered into a loan with Angus Consulting Inc., a private company controlled by the Company’s President, for a principal amount of $25,000. The loan is repayable at any time on or after October 26, 2005, unsecured and evidenced by a convertible promissory note. It bears interest at the rate of 5% per annum, with accrued interest payable on the anniversary of the loan. All outstanding amounts of the principal and accrued interest are convertible at the option of Angus Consulting Inc. into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. As at February 28, 2006, total unpaid interest accrued in connection with this loan totaled $1,687 (May 31, 2005 - $747) and is included in amounts due to related party.

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

Other amounts due to the Company’s president totaling $31,226 at February 28, 2006 (May 31, 2005 - $23,101) are unsecured, non-interest bearing and repayable on demand.

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
Nine months ended February 28, 2006
(Unaudited - Stated in US Dollars)

4.	Commitments (continued)

The Company has agreed pursuant to a shareholders’ agreement with 5G Wireless to provide management services and advance up to $40,000 to Nex Connectivity as a loan in order to fund its start-up operations and its initial Internet access network installation. 5G Wireless has agreed to provide (i) certain network hardware and software valued at $10,000 (ii) the technical expertise and support of its employees, and (iii) a license of certain software developed by 5G Wireless for the management of the Internet access networks. 5G Wireless and its President have each provided a guarantee of repayment of the loan advances to be made under the shareholders’ agreement. These guarantees are in turn supported by corresponding general security agreements. To February 28, 2006, the Company had advanced $14,889 (May 31, 2005 - $21,000) to Nex Connectivity as a loan pursuant to the shareholders’ agreement. Such amount has been eliminated on consolidation. As required by the shareholders' agreement, 5G Wireless provided the hardware and software equipment as well as the license of the software to Nex Connectivity in the first quarter of the 2004 fiscal year. As at February 28, 2006, the acquisition of the assets was recorded at its fair value of $10,000 with the corresponding charges to loans payable. These loans payable are non-interest bearing and are repayable from net profits of Nex Connectivity available to be distributed upon the approval of the Board of Directors of Nex Connectivity or when 5G Wireless ceases to be a shareholder of Nex Connectivity.

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

During the nine-month period ended February 28, 2006, the Company was charged $8,100 (nine-month period ended February 28, 2005 - $8,100) in fees owing under this Service Agreement and a total of $29,700 was outstanding and accrued in accounts payable and accrued liabilities as at February 28, 2006 (May 31, 2005 - $21,600).

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

Recent market developments would indicate that the market is maturing and becoming more competitive. In Gilder’s chosen initial geographic market, Vancouver, Canada, substantially all of the downtown hotel properties have implemented some form of Internet access for their guests. While this has the effect of significantly limiting the available downtown hotel property market for the Company, there has been some replacement of suppliers as hotel properties have upgraded from dial-up to broadband access. We believe our broadband Internet access services compare favorably with that of our competitors and Gilder plans to target certain of the hotel properties that are in the position of upgrading in order to compete for such contracts. Further, we believe other attractive hotel prospects may be available in nearby suburban markets, which we are now researching. In the prior quarter ended November 30, 2005, Gilder expanded its Empire Landmark Hotel Internet access network installation and now serves approximately double the number of guest rooms as were originally installed. The final system commissioning necessary for full revenue operations was completed in the last week of November. Accordingly, revenues for the quarter ended February 28, 2006 reflect guest utilization in the additional rooms being served for the full period. Under the terms of the contract extension agreed with the Empire Landmark Hotel, guest usage fees remain the same and a one-time network-servicing fee computed on a per floor basis was paid by the Hotel to Gilder.

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

Gilder has not been as successful as originally planned at building a significant Internet access network business involving multiple locations and contracts. To February 28, 2006, it had secured only one contract in over two years of operations. In the third quarter of fiscal 2006, recognizing that Gilder’s future prospects here are less attractive than originally thought, management began to investigate other business opportunities for the Company. The Company has not entered into any definitive agreement with respect to any other business opportunity to date and there is no assurance that any definitive agreement will be entered into. The Company will continue its original plan of operations, as discussed above, pending the entering into of any definitive agreement with respect to a new business opportunity.

RESULTS OF OPERATIONS

Revenues

All of our revenues to date are attributable to our Internet access network installed at the Empire Landmark Hotel in Vancouver, British Columbia, which became operational in May 2004. We earned revenues of $4,145 during the quarter ended February 28, 2006 as compared to $2,898 for the same period in fiscal 2004. During the nine months ended February 28, 2006, we earned revenues of $13,591 as compared to $8,926 for the nine months ended February 28, 2005. There is no assurance that initial revenues will be indicative of future revenues from the Internet access network installed at the Empire Landmark Hotel.

Operating Costs and Expenses

We incurred operating expenses of $14,044 in the quarter ended February 28, 2006 as compared to $17,475 for the same period in fiscal 2005. We incurred operating expenses of $40,962 during the nine months ended February 28, 2006 as compared to $65,561 for the nine months ended February 28, 2005.

Professional fees were $6,480 in the quarter ended February 28, 2006 as compared to $9,499 for the same period in fiscal 2005. We incurred professional fees of $17,377 during the nine months ended February 28, 2006 compared to $44,484 for the nine months ended February 28, 2005. In fiscal 2005, these fees were primarily attributable to costs incurred in filing a registration statement with the Securities and Exchange Commission, which was declared effective in November 2004. We will continue to incur professional fees, as Gilder is now a reporting issuer under the Securities Exchange Act of 1934.

Operations and technical support expenses were $3,281 during the three months ended February 28, 2006 as compared to $2,952 for the same period in fiscal 2005. We incurred operations and technical support expenses of $9,513 during the nine months ended February 28, 2006 as compared to $8,825 for the nine months ended February 28, 2005. These expenses were incurred in connection with the operation of the Internet access network at the Empire Landmark Hotel. We anticipate that these expense levels will be maintained during the current fiscal year. These expenses will increase in the event that we are able to establish additional Internet access networks.

Office and administrative services expenses were $3,029 in the quarter ended February 28, 2006 as compared to $3,885 for the same period in fiscal 2005. We incurred office and administrative services expenses of $10,541 during the nine months ended February 28, 2006 as compared to $8,836 for the nine months ended February 28, 2005. Office and administration services expenses were attributable primarily to management services provided by Angus Management, a private company controlled by Mr. Joseph Bowes, our president and a director. We pay Angus Management a fee of $900 per month plus out-of-pocket expenses for management and administration services.

Depreciation expense was $1,254 during the three months ended February 28, 2006 as compared to $1,139 for the same period in fiscal 2005. Depreciation expense was $3,531 during the nine months ended February 28, 2006 as compared to $3,416 for the same period in fiscal 2005.

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

Our net loss for the quarter ended February 28, 2006 decreased to $10,845 as compared to $14,885 for the same period in fiscal 2005 mainly as a consequence of better revenue performance and lower professional fees. For the same reasons, our net loss for the nine months ended February 28, 2006 decreased to $29,825 compared to $57,066 for the nine months ended February 28, 2005. Our net losses are attributable primarily to our operating expenses. We anticipate incurring continuing operating losses in the foreseeable future as we carry out our business plan and incur increased operating expenses. The amount and the extent of our operating losses will depend on our success in implementing our business strategy.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Working Capital

We had cash of $2,248 and a working capital deficit of $96,357 as of February 28, 2006, compared to cash of $8,982 and working capital deficit of $67,768 as of May 31, 2005.

Our working capital deficit has increased due to the fact that our operating expenses have continued to exceed our revenues from our one Internet access network. Our present cash reserves and working capital are not sufficient to enable us to maintain our plan of operations over the next twelve months without additional financing. We anticipate that we will require approximately $225,000 in additional financing over the next twelve-month period in order to enable us to cover our working capital deficit and to provide necessary further funding to pursue our plan of operations, as discussed below under “Plan of Operations”. If we do not achieve any additional financing, we anticipate that we will be able to maintain current operations for approximately three months based on current cash and working capital.

If we do not achieve this additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us, as discussed below under “Plan of Operations”.

Cash Flows

We used cash in the amount of $13,504 in our operations during the nine months ended February 28, 2006, as compared to $48,965 for the nine months ended February 28, 2005. We also used cash in the amount of $2,295 to purchase network equipment during the nine months ended February 28, 2006. We financed cash used in operations and for the equipment purchases in part by using cash raised in financing activities in the amount of $9,065 during the nine months ended February 28, 2006. This amount represented an increase to amounts due to a related party, which increased from $48,848 as at May 31, 2005 to $57,913 as at February 28, 2006. In October 2004, we obtained a loan in the principal amount of $25,000 as a convertible loan from Angus Consulting, a private company controlled by Mr. Bowes. This convertible loan bears interest at the rate of 5% per annum and is due and payable upon demand at any time after October 26, 2005. All outstanding amounts of the principal and accrued interest under the convertible loan are convertible at the option of Angus Consulting into shares of the Company’s common stock at any time prior to repayment at a price of $0.25 per share. There is no assurance that Angus Consulting will loan any additional funds to us. This amount is presently outstanding in the amount of $26,687 as at February 28, 2006 and includes $1,687 of accrued interest.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to there being substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended May 31, 2005. As discussed in the notes to our audited financial statements, we had only recently completed our first full year of revenue-generating operations. We had accumulated operating losses of $199,024 from our inception to February 28, 2006. Our continuation is dependent upon our achieving a profitable level of operations as well as obtaining further long-term financing. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph G. Bowes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 28, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended February 28, 2006.

Item 3. DEFAULT UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the third quarter of our current fiscal year ending February 28, 2006.

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

GILDER ENTERPRISES, INC.

DATE: April 7, 2006	/s/ Joseph G. Bowes
Joseph G. Bowes
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)