Form 10QSB
period 2006-06-30
MedaSorb Technologies CORP
filed 2006-08-14
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51038

MedaSorb Technologies Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0373793
(State or Other Jurisdiction of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852 (Address of Principal Executive Offices)
(732) 329-8885
(Issuer’s Telephone Number, Including Area Code)

Gilder Enterprises, Inc.
3639 Garibaldi Drive, North Vancouver, British Columbia CA A1 V7H2W, May 31
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 11, 2006 there were 24,090,929 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☑ No

MedaSorb Technologies Corporation
FORM 10-QSB

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited)	3
Consolidated Statements of Operations (unaudited)	4
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17

Item 6. Exhibits	18

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

	CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,858,633	$707,256
Prepaid expenses and other current assets	109,948	19,261

Total current assets	4,968,581	726,517

Property and equipment - net	428,609	553,657

Other assets	180,246	181,307

Total long-term assets	608,855	734,964

Total Assets	$5,577,436	$1,461,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$2,281,403	$1,802,788
Accrued expenses and other current liabilities	353,800	412,646
Accrued interest	50,000	1,056,960
Stock subscribed	--	399,395
Convertible notes payable	1,000,000	3,429,899

Total current liabilities	3,685,203	7,101,688

Long-term liabilities:

-
Convertible notes payable	--	4,120,000

Total long-term liabilities	--	4,120,000

Total liabilities	3,685,203	11,221,688

Stockholders Equity/(Deficiency):
Common Stock, Par Value $0.001, 100,000,000 and 300,000,000
authorized at June 30, 2006 and December 31, 2005,
shares respectively, 24,090,929 and 4,829,120 shares
issued and outstanding, respectively	24,091	4,829
10% Series A Preferred Stock, Par Value $0.001, 100,000,000 and -0-
shares authorized at June 30, 2006 and December 31,
2005, respectively, 5,250,000 and -0- shares issued
and outstanding, respectively	5,250	--
Additional paid-in capital	67,048,270	49,214,431
Deficit accumulated during the development stage	(65,185,378)	(58,979,467)

Total stockholders' equity (deficiency)	1,892,233	(9,760,207)

Total Liabilities and Stockholders' Equity (Deficiency)	$5,577,436	$1,461,481

See accompanying notes to consolidated financial statements.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

			MEDASORB TECHNOLOGIES CORPORATION
				(a development stage company)

			CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2006	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses:

Research and development	40,269,493	488,194	767,389	199,213	330,711
Legal, financial and other consulting	5,950,137	603,003	375,842	218,465	293,917
General and administrative	19,511,274	301,543	351,969	163,768	149,831
Change in fair value of management and incentive units	(6,055,483)	--	--	--	--

Total expenses	59,675,421	1,392,740	1,495,200	581,446	774,459

Gain on disposal of property and equipment	(21,663)	--	(1,000)	--	(1,000)
Gain on extinguishment of debt	(175,000)	--	(175,000)	--	(175,000)
	--	--		--	--
Interest expense, net	5,706,620	4,813,171	352,443	4,609,088	186,149
Net loss	$(65,185,378)	$(6,205,911)	$(1,671,643)	$(5,190,534)	$(784,608)

Basic and diluted net loss per common share		$(1.201)	$(0.35)	$(0.96)	$(0.16)

Weighted average number of shares of
common stock outstanding		5,188,416	4,748,442	5,380,281	4,814,308

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from December 31, 2005 to June 30, 2006

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Balance at December 31, 2005	4,829,120	$4,829	--	$--	$49,214,431	$(58,979,467)	$(9,760,207)

Issuance of common stock for stock subscribed	240,929	241	--	--	799,644	--	799,885

Issuance of common stock to investor group for price
protection settlement	100,000	100	--	--	(100)	--	--

Issuance of stock options to employees and directors	--	--	--	--	46,919	--	46,919

Issuance of preferred stock	--	--	5,250,000	5,250	5,244,750	--	5,250,000

Cost of raising capital associated with
issuance of preferred stock	--	--	--	--	(620,563)	--	(620,563)

Shares held by original stockholders of Parent immediately prior
to merger	3,750,000	3,750	--	--	(3,750)	--	--

Conversion of convertible debt, related accrued interest
and shares to induce conversion into common stock	5,170,880	5,171	--	--	11,376,939	--	11,382,110

Issuance of common stock in consideration for
funding $1,000,000 convertible note payable per terms of
merger transaction.	10,000,000	10,000	--	--	990,000	--	1,000,000

Net loss	--	--	--	--	--	(65,185,378)	(6,205,911)

Balance at June 30, 2006 (Unaudited)	24,090,929	$24,091	5,250,000	$5,250	$67,048,270	$(65,185,378)	$1,892,233

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 22,1997	Six months	Six months
	(date of inception) to	ended	ended
	June 30, 2006	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(65,185,378)	$(6,205,911)	$(1,671,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert
convertible notes payable and accrued interest	3,351,961	3,351,961	--
Issuance of stock options	46,919	46,919	--
Depreciation and amortization	1,918,861	127,762	135,911
Amortization of debt discount	1,000,000	1,000,000	--
Gain on disposal of property and equipment	(21,663)	--	(1,000)
Gain on extinguishment of debt	(175,000)	--	(175,000)
Abandoned patents	184,903	1,347	--
Bad debts - employee advances	255,882	--	--
Contributed technology expense	4,550,000	--	--
Consulting expense	237,836	--	--
Management unit expense	1,334,285	--	--
Expense for issuance of warrants	468,526	--	--
Expense for issuance of options	247,625	--	--
Amortization of deferred compensation	74,938	--	--
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(381,496)	(90,687)	44,870
Other assets	(51,163)	--	--
Accounts payable and accrued expenses	3,639,670	419,749	513,044
Accrued interest expense	1,873,103	473,310	355,495

Net cash used in operating activities	(46,630,191)	(875,550)	(798,323)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	--	32,491
Purchases of property and equipment	(2,199,094)	--	--
Patent costs	(331,556)	(3,000)	(18,183)
Loan receivable	(1,632,168)	--	--

Net cash provided by (used in) investing activities	(4,130,327)	(3,000)	14,308

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	400,490	--
Proceeds from issuance of preferred stock	4,629,437	4,629,437	--
Equity contributions - net of fees incurred	41,711,198	--	--
Proceeds from borrowings	8,378,631	--	806,582
Proceeds from subscription receivables	499,395	--	--

Net cash provided by financing activities	55,619,151	5,029,927	806,582

See accompanying notes to consolidated financial statements.

Net increase in cash and cash equivalents	4,858,633	4,151,377	22,567

Cash and cash equivalents - beginning of period	--	707,256	16,749

Cash and cash equivalents - end of period	$4,858,633	$4,858,633	$39,316

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$511,780	$--	$--

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$9,201,714	$8,030,149	$51,565

Issuance of member units for leasehold improvements	$141,635	$--	$--

Issuance of management units in settlement of cost of raising capital	$437,206	$--	$--

Change in fair value of management units for cost of raising capital	$278,087	$--	$--

Exchange of loan receivable for member units	$1,632,168	$--	$--

Issuance of equity in settlement of accounts payable	$836,319	$--	$836,319

Issuance of common stock in exchange for stock subscribed	$399,395	$399,395	$--

Costs paid from proceeds in conjunction with issuance preferred stock	$620,563	$620,563	$--

During the six months ended June 30, 2006, the Company issued 10,000,000 shares
of common stock in consideration for funding $1,000,000 convertible note payable.	$1,000,000	$1,000,000	$--

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(UNAUDITED)
June 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the Commission) and include the results of MedaSorb Technologies Corporation (the Parent), formerly known as Gilder Enterprises, Inc., and Medasorb Technologies, Inc., its wholly-owned subsidiary (the Subsidiary), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended 2006. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2006 and the results of its operations and cash flows for the six and three month periods ended June 30, 2006 and 2005. Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2005 as included in the Company’s Form 8-K filed with the Commission July 6, 2006.

On June 30, 2006, pursuant to an Agreement and Plan of Merger, by and among the Parent, MedaSorb Technologies, Inc., a Delaware corporation (formerly known as MedaSorb Corporation) (“MedaSorb Delaware”) and the Subsidiary (formerly known as MedaSorb Acquisition Inc.), MedaSorb Delaware merged (the “Merger”) with the Subsidiary, and the stockholders of MedaSorb Delaware became stockholders of the Parent. The business of the Subsidiary (the business conducted by MedaSorb Delaware prior to the Merger) is now the Company’s only business.

In connection with the merger (i) the former stockholders of MedaSorb Delaware were issued an aggregate of 20,340,929 shares of Common Stock of the Parent in exchange for the same number of shares of common stock of MedaSorb Delaware previously held by such stockholders, (ii) outstanding warrants and options to purchase a total of 1,697,648 shares of the common stock of MedaSorb Delaware were cancelled in exchange for warrants and stock options to purchase the same number of shares of the Parent’s Common Stock at the same exercise prices and otherwise on the same general terms as the options and warrants that were cancelled, and (iii) certain providers of legal services to MedaSorb Delaware who previously had the right to be issued approximately 997,000 shares of MedaSorb Delaware common stock as payment toward accrued legal fees, became entitled to instead be issued the same number of shares of the Parent’s Common Stock as payment toward such services. Immediately prior to the Merger, after giving effect to a share cancellation transaction effected by the former principal stockholder of the Parent, the Parent had outstanding 3,750,000 shares of Common Stock and no warrants or options to purchase Common Stock.

For accounting purposes, the Merger is being accounted for as a reverse merger, since the Parent was a shell company prior to the Merger, the former stockholders of MedaSorb Delaware now own a majority of the issued and outstanding shares of the Parent’s Common Stock, and directors and executive officers of MedaSorb Delaware became the Parent’s directors and executive officers. Accordingly, MedaSorb Delaware is treated as the acquiror in the Merger, which is treated as a recapitalization of MedaSorb Delaware, and the pre-merger financial statements of MedaSorb Delaware are now deemed to be the historical financial statements of the Parent. Accordingly, the accompanying balance sheets reflect 300,000,000 authorized of common stock at December 31, 2005, the authorized capital of MedaSorb Delaware at such time, and Parent's authorized capital of 100,000,000 shares of common stock and 100,000,000 shares of preferred stock at June 30, 2000. Historical information described in this report refers to the operations of MedaSorb Delaware prior to the merger.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2006 of $65,185,378. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has been successful in raising additional equity and debt financing, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company is a development stage company and has not yet generated any revenues. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance and operational strategic planning.  Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

The Company has developed an intellectual property portfolio, including 21 issued and 5 pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of June 30, 2006, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

Principles of Consolidation
The consolidated financial statements include the accounts of the Parent, MedaSorb Technologies Corporation, and its wholly-owned subsidiary, MedaSorb Technologies, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Corporation
The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the term of the related leases. Gains and losses on depreciable assets retired or sold are recognized in the statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Patents
Legal costs incurred to establish patents are capitalized. When patents are issued, capitalized costs are amortized on the straight-line method over the related patent term. In the event a patent is abandoned, the net book value of the patent is written off.

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of patents and other long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Research and Development
All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the internal revenue code the net operating losses generated prior to the reverse merger may be limited due to the change in ownership.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company’s risk negligible.

Financial Instruments
The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Convertible notes payable approximate their fair value based upon the borrowing rates available for the nature of the underlying debt.

Stock-Based Compensation
Through December 31, 2005, the Company has accounted for its stock compensation plans under the recognition and measurement principles of Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Through December 31, 2005, the Company had not adopted the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for employees and directors and, accordingly, has made all pro forma disclosures required. The Company adopted the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services” with regard to non-employees. Each option granted is valued at fair market value on the date of grant. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been as follows:

	Six Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net Loss
As reported	$1,671,643	$784,608
Pro forma	$1,671,643	$784,608

Net Loss per Share:
Basic and diluted, as reported	$0.35	$0.16
Basic and diluted, proforma	$0.35	$0.16

Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (1) expected lives of five-ten years, (2) dividend yield of 0%, (3) risk-free interest rates ranging from 3.25% - 5.63%, and (4) volatility percentage of 0.01%.

Effective January 1, 2006, the Company has adopted the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for employees and directors. The adoption of SFAS No. 123(R) did not have an effect on the previously issued financial statements.

Effects of Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Effective January 1, 2006, the Company has adopted SFAS No. 153. The adoption of SFAS No. 153 did not have an effect on the previously issued financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the previously issued financial statements.

In February 2006, the FASB issued SFAS No. 155,”Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company is currently evaluating this pronouncement for its potential impact on the results of operations or financial position of the Company.

In July 2006, FASB has published FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of FIN No. 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

3. CONVERTIBLE NOTES PAYABLE

From time to time during the period of 2003 until June 30, 2006, MedaSorb Delaware issued convertible notes to various investors in the aggregate principal amount of $6,549,900 bearing interest at a rate of 12% per annum, and convertible into common stock at exercise prices ranging from $3.32 per share to $6.64 per share. These notes were issued with warrants. All of these Notes along with $1,480,270 in accrued interest, were converted into equity upon the closing of the reverse merger (see Note 1). In connection with this conversion the Parent issued 5,170,880 shares of Common Stock and 5 year warrants to purchase a total of 816,691 shares of Common Stock at a price of $4.98 per share, which includes 3,058,141 shares issued as partial inducement for conversion of Notes. The inducement shares were valued at $3,351,961 and is included as a charge to interest expense and included in the consolidated statements of operations for the six months ended June 30, 2006.

Separately, in 2005 the Company received a $1 million bridge loan in anticipation of the reverse merger transaction (see Note 1) which closed in June of 2006. The loan bears interest at 6% per annum, repayable in cash or, at the option of the Noteholder, converted into the Preferred Stock and Warrants of the Parent, which were sold in the current offering (see Note 4 Private Placement Offering). The loan and accrued interest is due and payable on December 31, 2006 or due immediately, as a result of the Company meeting certain contingencies included in the debt agreement. In consideration for funding the loan, assisting in arranging the merger transaction and concurrent offering, the Noteholder was also issued 10 million shares of common stock. The issuance of common stock associated with the convertible note resulted in the Company recording a debt discount charge in the amount of $1,000,000. The terms of the agreement provided the note to be due currently, therefore, the Company has amortized the debt discount entirely, resulting in a charge to the consolidated statements of operations for the six months ended in the amount of $1,000,000.

4. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006 the Company received approximately $400,000 from an existing investor. For this investment as well as approximately $399,000 received in stock subscriptions during 2005, the Company issued 240,929 shares of common stock and five year warrants to purchase approximately 240,929 shares of common stock at an exercise price of $4.98. The investors who participated in this offering have the option to exchange their shares and warrants for the equivalent dollar amount of preferred stock sold in the private placement described below.

During the six months ended June 30, 2006, the Company issued 100,000 shares of common stock to resolve a price protection provision with an existing investor group.

On June 30, 2006, immediately following the closing of the reverse merger, the Company completed an initial closing of a $5.25 million private placement. For this investment the Parent issued 5,250,000 shares of 10% Series A Preferred Stock and five year warrants to purchase 2,100,000 shares of common stock at an initial price of $2.00 per share. The preferred shares are initially convertible into common stock at a rate of $1.25 per share subject to certain adjustments. In connection with the private placement, the Company incurred costs associated with raising capital in the amount of $620,563. Both the conversion price of the Series A Preferred Stock and the exercise price of the warrants are subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of common stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, such conversion price and/or exercise price will be reduced to such lower price.

During the six months ended June 30, 2006, the Company issued 2,112,739 shares of common stock in exchange for the conversion of convertible notes payable and related accrued interest amounting to $7,980,170. In addition, the note holders also received 3,058,141 shares of common stock as an inducement to convert said debt. An inducement charge has been included in the consolidated statements of operations (see Note 3).

During the six months ended June 30, 2006, the Company issued 10,000,000 shares of common stock to an existing bridge loan holder in consideration for funding a $1,000,000 loan, and assisting in arranging the merger transaction and concurrent offering.

During the six months ended June 30, 2006, the Company granted options to purchase 106,756 shares of common stock to employees and directors resulting in compensation expense of $46,919.

The summary of the stock option activity for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding, January 1, 2006	512,247	$27.49	5.7
Granted	106,756	1.25	10.0
Cancelled	--	--	--
Exercised	--	--	--
Outstanding, June 30, 2006	619,003	$22.96	6.4

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2006	1,105	$0.00
Granted	106,756	$0.48

Cancelled	--		--
Vested	96,757	$0.48
Exercised	--		--
Non-vested, June 30, 2006	11,104	$0.43

As of June 30, 2006, approximately $4,800 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted avergae period of 1.46 years.

As of June 30, 2006, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
1,206	$41.47	January 9, 2007
25,995	$19.91	February 8, 2007
603	$41.47	February 24, 2007
2,652	$41.47	May 30, 2007
15,569	$6.64	March 31, 2010
240,929	$4.98	March 31, 2011
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011

As of June 30, 2006, the Company has the following warrant to purchase preferred stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional 5 year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions. Management is of the opinion that these claims and legal actions have no merit, but may have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.  Aside from normal trade creditor claims, the Company is involved with various claims and a legal action relating to its technology.  Management is of the opinion that these claims and legal action have no merit, but may have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.  In January 2003 the Company was sued by Brotech Corp. (Purolite International, Ltd.) claiming co-inventorship and/or joint ownership of some of the Company’s patents.  Recently Purolite expanded its claims, to allege that they are the sole owner of these patents and are seeking equitable relief and monetary damages.  The Company has filed a motion for summary judgment.  At the same time the parties have engaged in ongoing efforts to settle the case.  In addition, the Court ordered mediation with a magistrate judge and there has been some progress in seeking a resolution of the litigation, but there has still not been agreement on all issues and at this time there can be no assurance that the parties will be able to reach an accord. If the case is not settled, the Court will decide on the Company’s summary judgment motion.  If the motion is denied, the Company expects the matter will go to trial within a few months thereafter. As of the date of the consolidated financial statements, the outcome of the case could not be determined and the damages, if any, could not be reasonably estimated. Accordingly, a loss contingency has not been accrued.

A former employee of the Company has initiated a legal action against the Company seeking reimbursement of certain claimed expenses. The matter is under legal review by Company counsel. As of the date of the consolidated financial statements, the outcome of the case could not be determined and the financial impact, if any, could not be reasonably estimated. Accordingly, a loss contingency has not been accrued.

The Company has employment agreements with certain key executives through July 2008. One of these agreements provides for an additional bonus payment based on achieving specific milestones as defined in the agreement, however, as of the date of this report, these milestones have not been met. Furthermore, this agreement includes an anti-dilution provision whereby the employee is granted options for the right to obtain 5% of the outstanding stock of the Company on a fully diluted basis.

In an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through June 30, 2006. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

In connection with the closing of the private placement, the Company agreed to make a short-term advance, due on demand, to one of its majority stockholders in the amount of $500,000 bearing interest at the rate of 6 percent per annum, the repayment of which may be offset against amounts owed by the Company to the stockholder under the $1,000,000 advance previously made to the Company. The short-term advance, if any, will be secured by a pledge of publicly-traded securities with a market value equal to $500,000.

6. NET LOSS PER SHARE
Basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2006 and 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options at June 30, 2006 and 2005, respectively, have been excluded from the computation of diluted EPS as they are anti-dilutive.

7. SUBSEQUENT EVENTS

In anticipation of a settlement that has been agreed to by the Company and Purolite International, Ltd. which is being circulated for signature, the court has dismissed the action. The settlement agreement, by its terms requires court approval and it is expected that it will be submitted for approval shortly. Under the terms of the settlement, the action has been concluded without any admission of wrongdoing by the Company; the Company’s exclusive rights to the disputed patent properties has been confirmed as well as the Company’s right to continue to employ the disputed trade secrets and the services of certain scientists who have been acting as consultants for both the Company and Purolite. The Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

In August 2006, the Parent changed its name from Gilder Enterprises, Inc. to MedaSorb Technologies Corporation.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

These unaudited condensed consolidated financial statements and discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2005 as included in the Company’s Form 8-K filed with the Commission July 6, 2006.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; the outcome of pending and potential litigation; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006.

Reverse Merger

On June 30, 2006, pursuant to an Agreement and Plan of Merger, by and among the Company (formerly known as Gilder Enterprises, Inc.), MedaSorb Technologies, Inc., a Delaware corporation (formerly known as MedaSorb Corporation) (“MedaSorb Delaware”) and MedaSorb Acquisition Inc., a newly formed wholly-owned Delaware subsidiary of the Company, MedaSorb Delaware merged (the “Merger”) with MedaSorb Acquisition Inc. (now known as MedaSorb Technologies, Inc.), and the stockholders of MedaSorb Delaware became stockholders of the Company. MedaSorb Technologies, Inc. is now a wholly owned subsidiary of the Company, and its business (the business conducted by MedaSorb Delaware prior to the Merger) is now the Company’s only business.

Plan Of Operations

We are a development stage company and expect to remain so for at least the next twelve months. We have not generated revenues to date and do not expect to do so until we commercialize and receive the necessary approvals to sell our proposed products. We are preparing to commercialize a blood purification technology that efficiently removes toxic compounds from circulating blood using our proprietary polymer-based adsorbent technology. We believe that our technology will support novel therapeutic approaches to critical health conditions, including sepsis, organ transplant, post-operative complications of cardiopulmonary bypass surgery and drug detoxification.

Our near term goal is focused on conducting clinical trials of our CytoSorb™ product in the treatment of sepsis. Over the next twelve months, provided that we have sufficient funds for our operations, we expect to design and conduct a pilot study of the use of our product on at least 10 sepsis patients. We believe that submission of data from this pilot study to the FDA will allow us to then conduct the subsequent pivotal study required for FDA approval of our CytoSorb™ product for sepsis treatment.

Our research and development costs for the six months ended June 30, 2006 and 2005, were $488,194 and $767,389, respectively. We have experienced substantial operating losses since inception. As of June 30, 2006, we had an accumulated deficit of $65,185,378 which included losses from operations of $3,665,596 for the year ended December 31, 2005 and $6,205,911 for the six-month period ended June 30, 2006. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,162,703 and $789,737 respectively, for the year ended December 31, 2005 and the six months ended June 30, 2006. In addition, our loss for the six months ended June 30, 2006 includes interest expense of $4,813,171, primarily resulting from inducement and debt discount charges of $3,351,961 and $1,000,000 in connection with the conversion to equity of principal and interest under outstanding debt instruments during the six-month period.

Liquidity and Capital Resources

Since inception, the operations of MedaSorb Delaware have been financed through the private placement of its debt and equity securities. At December 31, 2005 (prior to its merger with a subsidiary of the Company), MedaSorb Delaware had cash of $707,256, an amount sufficient to fund its operations for approximately four months. Due to its losses and available cash at that time, MedaSorb Delaware’s audited consolidated financial statements for its year ended December 31, 2005 have been prepared assuming MedaSorb Delaware will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about the ability of MedaSorb Delaware to continue as a going concern.

Immediately following the closing of the Merger, we closed an offering of our securities that resulted in net proceeds to us of $4,629,437, so that as of June 30, 2006 we had cash on hand of $4,858,633, and current liabilities of $3,685,203. We believe that we have sufficient cash to fund our operations for the next 15 months, following which time we will be required to raise additional capital. There can be no assurance that we will be successful in our capital raising efforts.

Item 3. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of June 30, 2006, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Purolite

For a period of time beginning in December 1998, Purolite engaged in efforts to develop and optimize the manufacturing process needed to produce our polymer products on a commercial scale. However, the parties eventually decided not to proceed. In January, 2003, Purolite commenced an action against us in United States District Court for the Eastern District of Pennsylvania asserting that our adsorbent technology was developed in part using Purolite’s technology, that two of its employees should be included as co-inventors on some of our patents, and that Purolite was therefor a joint owner of the technology and had rights to the use of the technology. Purolite later expanded its claims, alleging they are the sole owner of these patents, and that we misappropriated these patents from them. Purolite has sought equitable relief declaring that it is the exclusive owner of our technology, as well as monetary damages.

In anticipation of a settlement that has been agreed to by the Company and Purolite, which is being circulated for signature, the court has dismissed the action. The settlement agreement, by its terms requires court approval and it is expected that it will be submitted for approval shortly. Under the terms of the settlement, the action has been concluded without any admission of wrongdoing by the Company; the Company’s exclusive rights to the disputed patent properties has been confirmed as well as the Company’s right to continue to employ the disputed trade secrets and the services of certain scientists who have been acting as consultants for both the Company and Purolite. The Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially. The amount of future revenue subject to the royalty agreement can not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Former Employee

In May 2006, a former employee of ours initiated a legal action against us in the United States District Court for the Southern District of New York, seeking damages in an amount exceeding $245,500. The employee alleges that we are required to pay or reimburse him for (as applicable) credit card charges to his account made by another former employee of ours and a related party. The matter is currently under review by our legal counsel.

Item 6. Exhibits.

Number	Description

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDASORB TECHNOLOGIES CORPORATION
Date: August 14, 2006	By: /s/ David Lamadrid
Name: David Lamadrid Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934