Form 10QSB/A
period 2006-06-30
MedaSorb Technologies CORP
filed 2006-08-16
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB/A

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

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB for the quarter ended June 30, 2006 is being filed to correct certain typographical and inadvertent errors, primarily consisting of the following: In the original filing (i) net loss per common share for the six months ended June 30, 2006 was reported as $(1.201) instead of $(1.20), and (ii) net loss for the six months ended June 30, 2006, which was properly reported in the Consolidated Statement of Operations, was incorrectly stated in the Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for income and earnings per share for the quarter ended June 30, 2006.

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

			MEDASORB TECHNOLOGIES CORPORATION
				(a development stage company)

			CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2006	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses:

Research and development	40,269,493	488,194	767,389	199,213	330,711
Legal, financial and other consulting	5,950,137	603,003	375,842	218,465	293,917
General and administrative	19,511,274	301,543	351,969	163,768	149,831
Change in fair value of management and incentive units	(6,055,483)	--	--	--	--

Total expenses	59,675,421	1,392,740	1,495,200	581,446	774,459

Gain on disposal of property and equipment	(21,663)	--	(1,000)	--	(1,000)
Gain on extinguishment of debt	(175,000)	--	(175,000)	--	(175,000)
	--	--		--	--
Interest expense, net	5,706,620	4,813,171	352,443	4,609,088	186,149
Net loss	$(65,185,378)	$(6,205,911)	$(1,671,643)	$(5,190,534)	$(784,608)

Basic and diluted net loss per common share		$(1.20)	$(0.35)	$(0.96)	$(0.16)

Weighted average number of shares of
common stock outstanding		5,188,416	4,748,442	5,380,281	4,814,308

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from December 31, 2005 to June 30, 2006

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Balance at December 31, 2005	4,829,120	$4,829	--	$--	$49,214,431	$(58,979,467)	$(9,760,207)

Issuance of common stock for stock subscribed	240,929	241	--	--	799,644	--	799,885

Issuance of common stock to investor group for price
protection settlement	100,000	100	--	--	(100)	--	--

Issuance of stock options to employees and directors	--	--	--	--	46,919	--	46,919

Issuance of preferred stock	--	--	5,250,000	5,250	5,244,750	--	5,250,000

Cost of raising capital associated with
issuance of preferred stock	--	--	--	--	(620,563)	--	(620,563)

Shares held by original stockholders of Parent immediately prior
to merger	3,750,000	3,750	--	--	(3,750)	--	--

Conversion of convertible debt, related accrued interest
and shares to induce conversion into common stock	5,170,880	5,171	--	--	11,376,939	--	11,382,110

Issuance of common stock in consideration for
funding $1,000,000 convertible note payable per terms of
merger transaction.	10,000,000	10,000	--	--	990,000	--	1,000,000

Net loss	--	--	--	--	--	(6,205,911)	(6,205,911)

Balance at June 30, 2006 (Unaudited)	24,090,929	$24,091	5,250,000	$5,250	$67,048,270	$(65,185,378)	$1,892,233

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

For accounting purposes, the Merger is being accounted for as a reverse merger, since the Parent was a shell company prior to the Merger, the former stockholders of MedaSorb Delaware now own a majority of the issued and outstanding shares of the Parent’s Common Stock, and directors and executive officers of MedaSorb Delaware became the Parent’s directors and executive officers. Accordingly, MedaSorb Delaware is treated as the acquiror in the Merger, which is treated as a recapitalization of MedaSorb Delaware, and the pre-merger financial statements of MedaSorb Delaware are now deemed to be the historical financial statements of the Parent. Accordingly, the accompanying balance sheets reflect 300,000,000 authorized shares of common stock at December 31, 2005, the authorized capital of MedaSorb Delaware at such time, and Parent's authorized capital of 100,000,000 shares of common stock and 100,000,000 shares of preferred stock at June 30, 2006. Historical information described in this report refers to the operations of MedaSorb Delaware prior to the merger.

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

As of June 30, 2006, approximately $4,800 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.46 years.

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

MEDASORB TECHNOLOGIES CORPORATION
Date: August 15, 2006	By: /s/ David Lamadrid
Name: David Lamadrid Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934