Form 10QSB
period 2006-09-30
MedaSorb Technologies CORP
filed 2006-11-14
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

_______________________________________________________________________
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

As of November 9, 2006 there were 24,485,696 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:   ☐ Yes   ☑ No

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-QSB

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

	CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$3,576,869	$707,256
Prepaid expenses and other current assets	41,803	19,261

Total current assets	3,618,672	726,517

Property and equipment - net	366,085	553,657

Other assets	187,765	181,307

Total long-term assets	553,850	734,964

Total Assets	$4,172,522	$1,461,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$1,258,520	$1,802,788
Accrued expenses and other current liabilities	73,933	412,646
Accrued interest	65,000	1,056,960
Stock subscribed	--	399,395
Convertible notes payable	1,000,000	3,429,899

Total current liabilities	2,397,453	7,101,688

Long-term liabilities:

-
Convertible notes payable	--	4,120,000

Total long-term liabilities	--	4,120,000

Total liabilities	2,397,453	11,221,688

Stockholders Equity/(Deficiency):
Common Stock, Par Value $0.001, 100,000,000 and 300,000,000
authorized at September 30, 2006 and December 31, 2005,
shares respectively, 24,465,696 and 4,829,120 shares
issued and outstanding, respectively	24,466	4,829
10% Series A Preferred Stock, Par Value $0.001, 100,000,000 and -0-
shares authorized at September 30, 2006 and December 31,
2005, respectively, 6,231,135 and -0- shares issued
and outstanding, respectively	6,231	--
Additional paid-in capital	67,972,899	49,214,431
Deficit accumulated during the development stage	(66,228,527)	(58,979,467)

Total stockholders' equity (deficiency)	1,775,069	(9,760,207)

Total Liabilities and Stockholders' Equity (Deficiency)	$4,172,522	$1,461,481

See accompanying notes to consolidated financial statements.

			MEDASORB TECHNOLOGIES CORPORATION
				(a development stage company)

			CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Nine months ended September 30,		Three months ended September 30,
	June 30, 2006	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses:

Research and development	40,531,710	750,411	1,021,039	262,217	253,650
Legal, financial and other consulting	5,969,057	621,923	766,960	18,920	391,118
General and administrative	19,898,682	688,951	470,511	387,408	118,542
Change in fair value of management and incentive units	(6,055,483)	--	--	--	--

Total expenses	60,343,966	2,061,285	2,258,510	668,545	763,310

Gain on disposal of property and equipment	(21,663)	--	(1,000)	--	--
Gain on extinguishment of debt	(175,000)	--	(175,000)	--	--
	--	--		--	--
Interest expense, net	5,683,778	4,790,329	551,945	(22,842)	199,502
Net loss	(65,831,081)	(6,851,614)	(2,634,455)	(645,703)	(962,812)
Series A Preferred Stock Dividend	397,446	397,446	--	397,446	--
Net Loss available to common shareholders	$(66,228,527)	$(7,249,060)	$(2,634,455)	$(1,043,149)	$(962,812)

Basic and diluted net loss per common share		$(0.62)	$(0.55)	$(0.04)	$(0.20)

Weighted average number of shares of
common stock outstanding		11,599,016	4,770,455	24,095,093	4,814,308

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from December 31, 2005 to September 30, 2006

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Balance at December 31, 2005	4,829,120	$4,829	--	$--	$49,214,431	$(58,979,467)	$(9,760,207)

Issuance of common stock for stock subscribed	240,929	241	--	--	799,644	--	799,885

Issuance of common stock to investor group for price protection settlement	100,000	100	--	--	(100)	--	--

Issuance of stock options to employees and directors	--	--	--	--	46,919	--	46,919

Issuance of preferred stock	--	--	5,250,000	5,250	5,446,597	(201,847)	5,250,000

Cost of raising capital associated with issuance of preferred stock	--	--	--	--	(620,563)	--	(620,563)

Shares held by original stockholders of Parent immediately prior to merger	3,750,000	3,750	--	--	(3,750)	--	--

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock	5,170,880	5,171	--	--	11,376,939	--	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction.	10,000,000	10,000	--	--	990,000	--	1,000,000

Issuance of common stock in exchange for accounts payable	615,696	616	--	--	420,104	--	420,720

Conversion of common stock issued prior to merger for 10% Series A Preferred Stock	(240,929)	(241)	799,885	800	30,194	(30,753)	--

Non-cash stock dividend on 10% Series A Preferred Stock	--	--	131,250	131	131,119	(131,250)	--

Issuance of stock options to employee	--	--	--	--	57,819	--	57,819

Issuance of 10% Series A Preferred Stock	--	--	50,000	50	83,546	(33,596)	50,000

Net loss	--	--	--	--	--	(6,851,614)	(6,851,614)

Balance at September 30, 2006 (Unaudited)	24,465,696	$24,466	6,231,135	$6,231	$67,972,899	$(66,228,527)	$1,775,069

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 22,1997	Nine months	Nine months
	(date of inception) to	ended	ended
	September 30, 2006	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(65,831,081)	$(6,851,614)	$(2,634,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert
convertible notes payable and accrued interest	3,351,961	3,351,961	--
Issuance of stock options	104,738	104,738	--
Depreciation and amortization	1,982,743	191,644	200,588
Amortization of debt discount	1,000,000	1,000,000	--
Gain on disposal of property and equipment	(21,663)	--	(1,000)
Gain on extinguishment of debt	(175,000)	--	(175,000)
Abandoned patents	184,903	1,347	--
Bad debts - employee advances	255,882	--	--
Contributed technology expense	4,550,000	--	--
Consulting expense	237,836	--	--
Management unit expense	1,334,285	--	--
Expense for issuance of warrants	468,526	--	--
Expense for issuance of options	247,625	--	--
Amortization of deferred compensation	74,938	--	--
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(313,351)	(22,542)	14,575
Other assets	(53,893)	(2,730)	--
Accounts payable and accrued expenses	2,757,640	(462,281)	725,609
Accrued interest expense	1,888,103	488,310	552,129

Net cash used in operating activities	(47,955,808)	(2,201,167)	(1,317,554)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	--	32,491
Purchases of property and equipment	(2,199,094)	--	--
Patent costs	(337,703)	(9,147)	(18,183)
Loan receivable	(1,632,168)	--	--

Net cash provided by (used in) investing activities	(4,136,474)	(9,147)	14,308

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	400,490	--
Proceeds from issuance of preferred stock	4,679,437	4,679,437	--
Equity contributions - net of fees incurred	41,711,198	--	--
Proceeds from borrowings	8,378,631	--	2,129,658
Proceeds from subscription receivables	499,395	--	385,395

Net cash provided by financing activities	55,669,151	5,079,927	2,515,053

See accompanying notes to consolidated financial statements.

Net increase in cash and cash equivalents	3,576,869	2,869,613	1,211,807

Cash and cash equivalents - beginning of period	--	707,256	16,749

Cash and cash equivalents - end of period	$3,576,869	$3,576,869	$1,228,556

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$511,780	$--	$--

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$9,201,714	$8,030,149	$51,565

Issuance of member units for leasehold improvements	$141,635	$--	$--

Issuance of management units in settlement of cost of raising capital	$437,206	$--	$--

Change in fair value of management units for cost of raising capital	$278,087	$--	$--

Exchange of loan receivable for member units	$1,632,168	$--	$--

Issuance of equity in settlement of accounts payable	$1,257,039	$420,720	$836,319

Issuance of common stock in exchange for stock subscribed	$399,395	$399,395	$--

Costs paid from proceeds in conjunction with issuance preferred stock	$620,563	$620,563	$--

Preferred stock dividend	$397,446	$397,446	$--
Net effect of conversion of common stock issued prior to merger
to 10% Series A Preferred Stock	$559	$559	$--

Medasorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
September 30, 2006

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the Commission) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and Medasorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended 2006. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2006 and the results of its operations and cash flows for the nine and three month periods ended September 30, 2006 and 2005. Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2005 as included in the Company’s Form 8-K filed with the Commission July 6, 2006.

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

In connection with the Merger (i) the former stockholders of MedaSorb Delaware were issued an aggregate of 20,340,929 shares of Common Stock of the Parent in exchange for the same number of shares of common stock of MedaSorb Delaware previously held by such stockholders, (ii) outstanding warrants and options to purchase a total of 1,697,648 shares of the common stock of MedaSorb Delaware were cancelled in exchange for warrants and stock options to purchase the same number of shares of the Parent’s Common Stock at the same exercise prices and otherwise on the same general terms as the options and warrants that were cancelled, and (iii) certain providers of legal services to MedaSorb Delaware who previously had the right to be issued approximately 997,000 shares of MedaSorb Delaware common stock as payment toward accrued legal fees, became entitled to instead be issued the same number of shares of the Parent’s Common Stock as payment toward such services. Immediately prior to the Merger, after giving effect to a share cancellation transaction effected by the former principal stockholder of the Parent, the Parent had outstanding 3,750,000 shares of Common Stock and no warrants or options to purchase Common Stock. MedaSorb Delaware prior to the Merger had 300,000,000 authorized shares of common stock. Following the Merger, the Parent has authorized 100,000,000 shares of common stock and 100,000,000 shares of preferred stock.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2006 of $66,228,527. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of September 30, 2006, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the Merger may be limited due to the change in ownership.

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

Financial Instruments
The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximated their fair values due to their short-term nature. Convertible notes payable approximate their fair value based upon the borrowing rates available for the nature of the underlying debt.

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

	Nine Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net Loss
As reported	$2,634,455	$962,812
Pro forma	$2,634,455	$962,812

Net Loss per Share:
Basic and diluted, as reported	$0.55	$0.20
Basic and diluted, proforma	$0.55	$0.20

Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (1) expected lives of five-ten years, (2) dividend yield of 0%, (3) risk-free interest rates ranging from 3.25% - 5.63%, and (4) volatility percentage of 0.01%.

Effective January 1, 2006, the Company has adopted the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, for employees and directors. The adoption of SFAS No. 123(R) has not had a significant effect on these financial statements.

Effects of Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Effective January 1, 2006, the Company has adopted SFAS No. 153. The adoption of SFAS No. 153 did not have an effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company’s financial statements.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect that the adoption of SFAS No. 156 will have a significant impact on the consolidated results of operations or financial position of the Company.

In July 2006, FASB has published FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of FIN No. 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

3. CONVERTIBLE NOTES PAYABLE

From time to time beginning in 2003 through June 30, 2006,, the Company issued convertible notes to various investors in the aggregate principal amount of $6,549,900. The notes bore interest at a rate of 12 percent per annum and were convertible into common stock at prices ranging from $3.32 per share to $6.64 per share (as adjusted for the Merger and conversion of MedaSorb Delaware from a limited liability company to a corporation). Some of the convertible notes were issued together with warrants. All of these convertible notes, in the aggregate principal amount of $6,549,900, together with $1,480,249 in accrued interest, were converted into equity on June 30, 2006 upon the closing of the Merger (see Note 1). In connection with this conversion, the Parent issued 5,170,880 shares of Common Stock and five-year warrants to purchase a total of 816,691 shares of Common Stock at a price of $4.98 per share. The 5,170,880 shares of Common Stock issued upon conversion includes 3,058,141 shares (“inducement shares”) issued to the note holders as an inducement for them to convert the convertible notes. The inducement shares were valued at $3,351,961, and such amount is included as a charge to interest expense in the consolidated statements of operations for the nine months ended September 30, 2006.

Separately, in 2005 the Company received a $1 million bridge loan in anticipation of the reverse merger transaction (see Note 1) which closed in June 2006. The loan bears interest at 6% per annum, repayable in cash or, at the option of the noteholder, converted into the Series A Preferred Stock and Warrants which were sold in connection with the Merger (see Note 4). The loan and accrued interest is due and payable on December 31, 2006, subject to earlier repayment in the event the Company completes an offering of securities generating gross proceeds of $5.5 million or more. In addition, in the event that less than $6.5 million of gross proceeds are raised in such an offering within 120 days from the date subscription materials were first circulated to potential investors, the balance of the bridge loan then outstanding, at the Company’s option, is convertible into the securities sold in that offering. In consideration for funding the loan, and assisting in arranging the Merger transaction and concurrent offering, the noteholder was also issued 10 million shares of common stock. The issuance of common stock associated with the convertible note resulted in the Company recording a debt discount charge in the amount of $1,000,000. The terms of the agreement provided the note to be due currently, therefore, the Company has amortized the debt discount entirely, resulting in a charge to the consolidated statements of operations for the nine months ended September 30, 2006 in the amount of $1,000,000.

4. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2006 the Company received approximately $400,000 from an existing investor. For this investment as well as approximately $399,000 received in stock subscriptions during 2005, the Company issued 240,929 shares of common stock and five year warrants to purchase 240,929 shares of common stock at an exercise price of $4.98. The investors who participated in this offering had the option to exchange their shares and warrants for the equivalent dollar amount of preferred stock sold in the private placement described below. All of these investors exercised this option and the Company cancelled their 240,929 shares of common stock and warrants and issued 799,885 shares of 10% Series A Preferred Stock and five-year warrants to purchase 319,954 shares of common stock at an initial exercise price of $2.00 per share. These investors have registration rights with respect to the Common Stock underlying the Series A Preferred Stock and warrants. The shares of Series A Preferred Stock are initially convertible into common stock at a rate of $1.25 per share subject to certain adjustments. In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocated the $799,885 of proceeds based on the relative fair value to the preferred stock as follows: $769,132 was allocated to the preferred stock and $30,753 to the warrants. Additionally, the Company evaluated if the embedded conversion option resulted in a beneficial conversion feature, however, the proceeds allocated to the preferred stock exceeded the market value of the common stock subject to conversion, resulting in no beneficial conversion feature. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature totaling $30,753, has been recorded as a preferred stock dividend and is presented in the consolidated statements of operations for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 100,000 shares of common stock to resolve a price protection provision with an existing investor group.

On June 30, 2006, immediately following the closing of the Merger, the Company completed an initial closing of a $5.25 million private placement. For this investment the Parent issued 5,250,000 shares of 10% Series A Preferred Stock and five year warrants to purchase 2,100,000 shares of common stock at an initial price of $2.00 per share. These investors have registration rights with respect to the Common Stock underlying the Series A Preferred Stock and warrants. The  shares of Series A Preferred Stock are initially convertible into common stock at a rate of $1.25 per share subject to certain adjustments. In connection with the private placement, the Company incurred costs associated with raising capital in the amount of $620,563. Both the conversion price of the Series A Preferred Stock and the exercise price of the warrants are subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of common stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, such conversion price and/or exercise price will be reduced to such lower price. In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocated the $5,250,000 of proceeds based on the relative fair value to the preferred stock as follows: $5,048,153 was allocated to the preferred stock and $201,847 to the warrants. Additionally, the Company evaluated if the embedded conversion option resulted in a beneficial conversion feature, however, the proceeds allocated to the preferred stock exceeded the market value of the common stock subject to conversion, resulting in no beneficial conversion feature. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature totaling $201,847, has been recorded as a preferred stock dividend and is presented in the consolidated statements of operations for the nine months ended September 30, 2006.

Subsequent to closing the Merger  the Company closed on an additional $50,000 and issued 50,000 shares of 10% Series A Preferred Stock and five year warrants to purchase 20,000 shares of common stock at an initial price of $2.00 per share. This investor has registration rights with respect to the Common Stock underlying the Series A Preferred Stock and warrants. In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocated the $50,000 of proceeds based on the relative fair value to the preferred stock as follows: $42,202 was allocated to the preferred stock and $7,798 to the warrants. Additionally, the Company evaluated if the embedded conversion option resulted in a beneficial conversion feature, however, the proceeds allocated to the preferred stock exceeded the market value of the common stock subject to conversion, resulting in a beneficial conversion feature in the amount of $25,798. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature totaling $33,596, has been recorded as a preferred stock dividend and is included in the consolidated statements of operations for the nine months ended September 30, 2006.

On September 30, 2006 the Company issued 131,250 shares of 10 % Series A Preferred Stock as a quarterly dividend payment.

During the nine months ended September 30, 2006, the Company issued 2,112,739 shares of common stock in exchange for the conversion of convertible notes payable and related accrued interest amounting to $8,030,149. In addition, the note holders also received 3,058,141 shares of common stock as an inducement to convert said debt. An inducement charge has been included in the consolidated statements of operations (see Note 3).

During the nine months ended September 30, 2006, the Company issued 10,000,000 shares of common stock to an existing bridge loan holder and her designees in consideration for funding a $1,000,000 loan, and assisting in arranging the Merger and concurrent offering.

During the nine months ended September 30, 2006, the Company issued 615,696 shares of common stock to a provider of legal services as settlement of accounts payable in the amount of $420,720 (See Note 1).

During the nine months ended September 30, 2006, the Company granted options to purchase 438,850 shares of common stock to employees and directors resulting in compensation expense of $104,738.

The summary of the stock option activity for the nine months ended September 30, 2006 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2006	512,247	$27.49	5.5
Granted	438,850	$5.33	9.9
Cancelled	--	--	--
Exercised	--	--	--
Outstanding, September 30, 2006	951,097	$17.26	7.5

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2006	1,105	$0.00
Granted	438,850	$0.25
Cancelled	--	--
Vested	(428,851)	$0.24
Exercised	--	--
Non-vested, September 30, 2006	11,104	$0.43

As of September 30, 2006, approximately $4,800 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.11 years.

As of September 30, 2006, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
1,206	$41.47	January 9, 2007
25,995	$19.91	February 8, 2007
603	$41.47	February 24, 2007
2,652	$41.47	May 30, 2007
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011

As of September 30, 2006, the Company has the following warrants to purchase preferred stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

5. COMMITMENTS AND CONTINGENCIES

Pending Litigation

The Company is involved in various claims and legal actions. Management is of the opinion that these claims and legal actions have no merit, but may have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

On September 1, 2006, MedaSorb and Purolite International Ltd. and its affiliates (“Purolite”) agreed to the settlement of the action that had been commenced by Purolite in which Purolite claimed ownership rights in certain of MedaSorb’s patents. The Settlement Agreement provides MedaSorb with the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, MedaSorb has agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.

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

Employment Agreements

The Company has employment agreements with certain key executives through July 2008. One of these agreements provides for an additional bonus payment based on achieving specific milestones as defined in the agreement, however, as of the date of this report, these milestones have not been met. Furthermore, this agreement includes an anti-dilution provision whereby the employee is granted options for the right to obtain 5% of the outstanding stock of the Company on a fully diluted basis. For the nine months ended September 30, 2006, the Company’s financial statements reflect the issuance of options to purchase 332,094 shares of common stock to this employee consistent with his employment agreement. The options were valued at $57,819 and have been included as a charge in the consolidated statements of operations for the nine months ended September 30, 2006.

Royalty Agreements

In an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through September 30, 2006. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, MedaSorb has agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product (see Pending Litigation).

6. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2006 and 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options at September 30, 2006 and 2005, respectively, have been excluded from the computation of diluted EPS as they are anti-dilutive.

7. SUBSEQUENT EVENTS

In October 2006, the Company issued 10 year warrants to purchase 240,125 shares of common stock at an exercise price of $1.25 per share to a provider of legal services toward payment of accrued legal fees (See Note 1).

The former employee of the Company who had initiated a legal action against the Company seeking reimbursement of certain claimed expenses has withdrawn the action without prejudice.

In October 2006, the Company entered into an agreement with a scientific consultant under which the Company is entitled to receive a new patent.

In October 2006, the bridge loan (See Note 3) was converted into preferred stock and warrants under the same terms of the June 30, 2006 private placement (See Note 4).

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

Our research and development costs were $750,411 and $1,021,039 for the nine months ended September 30, 2006 and 2005, respectively, and $262,217 and $253,650, for the three months ended September 30, 2006 and 2005 respectively. We have experienced substantial operating losses since inception. As of September 30, 2006, we had an accumulated deficit of $66,228,527 which included losses from operations of $3,665,596 for the year ended December 31, 2005, $645,703 for the three-month period ended September 30, 2006 and $6,851,614 for the nine-month period ended September 30, 2006. In comparison, we had losses from operations of $962,812 and $2,634,455 for the three and nine month periods ended September 30, 2005 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,162,703, $649,625, and $1,439,362 respectively, for the year ended December 31, 2005, the three-months ended September 30, 2006, and the nine months ended September 30, 2006 respectively. In addition, our loss for the nine months ended September 30, 2006 includes net interest expense of $4,790,329, primarily resulting from inducement and debt discount charges of $3,351,961 and $1,000,000 in connection with the conversion to equity of principal and interest under outstanding debt instruments during the nine-month period.

Liquidity and Capital Resources

Since inception, the operations of MedaSorb Delaware have been financed through the private placement of its debt and equity securities. At December 31, 2005 (prior to the Merger), MedaSorb Delaware had cash of $707,256, an amount sufficient to fund its operations for approximately four months. Due to its losses and available cash at that time, MedaSorb Delaware ’s audited consolidated financial statements for its year ended December 31, 2005 have been prepared assuming MedaSorb Delaware will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about the ability of MedaSorb Delaware to continue as a going concern.

As of September 30, 2006 we had cash on hand of $3,576,869, and current liabilities of $2,397,453.   We believe that we have sufficient cash to fund our operations for the next 12 months, following which time we will be required to raise additional capital. There can be no assurance that we will be successful in our capital raising efforts.

 Item 3. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2006, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 1, 2006, the United States District Court for The Eastern District Of Pennsylvania approved a Stipulated Order and Settlement Agreement under which the Company and Purolite International Ltd. and its affiliates (“Purolite”) agreed to the settlement of the action that had been commenced by Purolite in which Purolite claimed ownership rights in certain of the Company’s patents. The Settlement Agreement provides MedaSorb with the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, MedaSorb has agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially.

In addition, during the quarter ended September 30, 2006, the action commenced against the Company by a former employee seeking reimbursement of certain claimed expenses was withdrawn without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2006, the Company issued ten-year options to purchase an aggregate of 25,000 shares of Common Stock to five persons consisting of the Company’s directors and two former directors of MedaSorb Delaware, exercisable at $1.25 per share. This issuance was exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act.

On September 30, 2006, the Company issued to an additional “accredited investor” under the Securities Act, for aggregate gross consideration of $50,000, 50,000 shares of Series A Preferred Stock and warrants to purchase 20,000 shares of Common Stock at a price of $2.00 per share in a transaction exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act.

On September 30, 2006, pursuant to agreements previously entered into with existing stockholders of the Company, those stockholders exchanged an aggregate of 240,929 shares of our Common Stock and warrants to purchase an additional 240,929 shares of Common Stock, for 799,885 shares of Series A Preferred Stock and warrants to purchase 319,954 shares of Common Stock at a price of $2.00 per share in a transaction exempt from registration pursuant to Sections 4(2) and 3(a)(9) and Regulation D under the Securities Act.

On September 30, 2006, the Company issued 615,696 shares of our Common Stock to one of its attorneys as payment for accrued legal fees in a transaction exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act.

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

MEDASORB TECHNOLOGIES CORPORATION
Date: November 14, 2006	By: /s/ David Lamadrid
Name: David Lamadrid Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934