Form 10KSB
period 2006-12-31
MedaSorb Technologies CORP
filed 2007-03-30
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
COMMISSION FILE NUMBER 000-51038
___________________

MEDASORB TECHNOLOGIES CORPORATION
(Name of Small Business Issuer in Its Charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0373793 (I.R.S. Employer identification number)
7 Deer Park Drive, Suite K
Monmouth Junction, New Jersey 08852
(732) 329-8885
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
___________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐
___________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes   ☑ No

The issuer had no revenues for its fiscal year ended December 31, 2006.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2007 was approximately $14,115,315. The number of shares outstanding of the registrant’s Common Stock as of March 26, 2007 was 24,628,274.

Transitional Small Business Disclosure Format: ☐ Yes ☑ No

MEDASORB TECHNOLOGIES CORP.
2006 FORM 10-KSB ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicates a forward-looking statement. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond the ability of MedaSorb to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors”. However, the identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

Item 1. Description of Business.

Overview

We are a medical device company that is currently in the development stage, headquartered in Monmouth Junction, New Jersey (near Princeton). We have developed and will seek to commercialize a blood purification technology that we believe will be able to efficiently remove middle molecular weight toxins from circulating blood. We will be required to obtain required approvals from the United States Food and Drug Administration before we can sell our products. In December 2006, we submitted a proposed pilot study for approval to the FDA with respect to CytoSorb™ , the first device we intend to bring to market. If we obtain FDA approval, we anticipate commencing clinical studies for CytoSorb™ by the third quarter of 2007. If these studies are successful and we obtain FDA approval to proceed with our follow-up pivotal study, we anticipate that we will be able to begin sales of CytoSorb™ by mid-to-late 2009, at the earliest, assuming a successful pivotal study. However, there can be no assurance we will ever obtain FDA approval for CytoSorb™ or any other device.

We have developed two products, CytoSorb™ and BetaSorb™ utilizing our adsorbent polymer technology. These products are known medically as hemoperfusion devices. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

The CytoSorb™ device consists of a cylinder containing the adsorbent polymer beads. The cylinder incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb™ cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cylinder, toxins (cytokines) are adsorbed from the blood.

To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our devices.

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits the CytoSorb™ device may have in removing drugs from blood in situations such as patient overdoses.

Previous studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data which we will use in conducting clinical studies using our CytoSorb™ device. However, limited studies have been conducted using our CytoSorb™ device to date and no assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain FDA approval to sell CytoSorb™. Even if we ultimately obtain FDA approval, because we can not control the timing of FDA responses to our submissions, there can be no assurance as to when such approval will be obtained.

Our BetaSorb™ device is intended to remove beta2-microglobulin from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. BetaSorb™ utilizes an absorbent polymer packed into an identically shaped and constructed cylinder as utilized for our CytoSorb™ product, although the polymers used in the two devices are physically different. The BetaSorb™ device also incorporates industry standard connectors at either end of the device which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyser. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

We had initially identified end stage renal disease (ESRD) as the target market for our polymer-based adsorbent technology. However, during the development of BetaSorb™, we identified several applications for our adsorbent technology in the treatment of critical care patients. As a result, we shifted our priorities to pursue critical care applications (such as for the treatment of sepsis) for our technology given that BetaSorb’s™ potential for usage in chronic conditions such as end stage renal disease is anticipated to have a longer and more complex regulatory pathway. We currently intend to pursue our BetaSorb™ product after the commercialization of the CytoSorb™ product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device and obtain FDA approval.

To date, we have conducted clinical studies using our BetaSorb™ device in patients with chronic kidney failure, which have provided valuable data which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of three human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for a more extensive sepsis study. In addition, CytoSorb’s™ ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing. The studies we have done to date were not done in conjunction with obtaining FDA approval for the use of our CytoSorb™ device, the first device we intend to bring to market.

We have not generated any revenue to date. We have incurred losses in each of our fiscal years and expect these losses to continue for the foreseeable future. We will need to raise significant additional funds to conduct clinical studies and obtain regulatory approvals to commercialize our products. No assurance can be given that we will ever successfully commercialize any products.

Corporate History

We were incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and were originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc. (“MedaSorb Delaware”) in a merger, and its business became our business. In connection with the merger, we also changed our principal executive offices to those of MedaSorb Delaware, which are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852. Following the merger, in July 2006 we changed our name to MedaSorb Technologies Corporation.

MedaSorb Delaware was originally organized as a Delaware limited liability company in August 1997 as Advanced Renal Technologies, LLC. MedaSorb Delaware changed its name to RenalTech International, LLC in November 1998, and to MedaSorb Technologies, LLC in October 2003.  In December 2005, MedaSorb Delaware converted from a limited liability company to a corporation.

MedaSorb Delaware has been engaged in research and development since its inception, and prior to the merger, had raised approximately $53 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies. These funds have also been used to establish in-house manufacturing capacity to meet clinical testing needs, expand our intellectual property through additional patents and to develop extensive proprietary know-how with regard to our products.

Immediately prior to the merger, MedaSorb Delaware had 292 stockholders that held an aggregate of 20,340,929 shares of common stock of MedaSorb Delaware. In connection with the merger, certain stockholders of ours (i.e., persons who were stockholders of Gilder Enterprises prior to the merger), including Joseph Bowes, a former principal stockholder and our sole director and officer prior to the merger, sold an aggregate of 3,617,500 shares of our Common Stock to several purchasers, and forfeited 4,105,000 shares of Common Stock, which we cancelled. As a result, prior to giving effect to the merger, we had outstanding 3,750,000 shares of Common Stock and, after giving effect to the merger, we had outstanding 24,090,929 shares of Common Stock.

The principal stockholders of MedaSorb Delaware immediately prior to the merger were Margie Chassman, Guillermina Montiel, Al Kraus and Robert Shipley, who respectively beneficially owned 10,000,000 shares (49.2%), 5,052,456 shares (24.6%), 1,393,631 shares (6.9%) and 1,248,372 shares (6%), of the outstanding common stock of MedaSorb Delaware. Immediately following the merger and the closing of the Series A Preferred Stock financing described below, Ms. Chassman beneficially owned an additional 630,000 shares of Common Stock underlying the warrant we issued to her in connection with her pledge of stock to the purchasers of the Series A Preferred Stock, as described below. On July 5, 2006, Ms. Chassman transferred 2,005,000 shares of Common Stock owned by her to her designees. In addition, following the closing of the Series A Preferred Stock financing, without giving effect to applicable restrictions that prohibit conversion of the Series A Preferred Stock or exercise of warrants if as a result the holder would hold in excess of 4.99% of our Common Stock, Longview Fund, LP beneficially owned 3,600,000 shares (13%) of our Common Stock.

Principal Terms of the Reverse Merger

In connection with the merger, the former stockholders of MedaSorb Delaware were issued an aggregate of 20,340,929 shares of Common Stock in exchange for the shares of MedaSorb common stock previously held by them. In addition, pursuant to the terms of the merger, outstanding warrants and options to purchase a total of 1,697,648 shares of the common stock of MedaSorb Delaware were cancelled in exchange for warrants and options to purchase the same number of shares of our Common Stock at the same exercise prices and otherwise on the same general terms as the MedaSorb Delaware options and warrants that were cancelled. Certain providers of legal services to MedaSorb Delaware who previously had the right to be issued approximately 997,000 shares of MedaSorb Delaware common stock as payment toward accrued legal fees, became entitled to instead be issued the same number of shares of our Common Stock as payment toward such services.

Concurrently with the closing of the merger, Joseph G. Bowes, our sole director and officer prior to the merger, appointed Al Kraus, Joseph Rubin, Esq., and Kurt Katz to the Board of Directors, and then resigned from the Board and from his positions as an officer. In addition, at such time, Al Kraus was appointed our President and Chief Executive Officer, James Winchester, MD was appointed our Chief Medical Officer, Vincent Capponi was appointed our Chief Operating Officer and David Lamadrid was appointed our Chief Financial Officer.

For accounting purposes, the merger is being accounted for as a reverse merger, since we were a shell company prior to the merger, the former stockholders of MedaSorb Delaware own a majority of the issued and outstanding shares of our Common Stock after the merger, and the directors and executive officers of MedaSorb Delaware became our directors and executive officers. Accordingly, MedaSorb Delaware is treated as the acquiror in the merger, which is treated as a recapitalization of MedaSorb Delaware, and the pre-merger financial statements of MedaSorb Delaware are now deemed to be our historical financial statements.

Principal Terms of the Series A Financing Consummated upon the Closing of the Merger

On June 30, 2006, immediately following the merger, we sold to four institutional investors, in a private offering generating gross proceeds of $5.25 million, an aggregate of 5,250,000 shares of our Series A 10% Cumulative Convertible Preferred Stock initially convertible into 4,200,000 shares of Common Stock, and five-year warrants to purchase an aggregate of 2,100,000 shares of our Common Stock.

The Series A Preferred Stock has a stated value of $1.00 per share. The Series A Preferred Stock is not redeemable at the holder’s option but may be redeemed by us at our option following the third anniversary of the issuance of the Series A Preferred Stock for 120% of the stated value thereof plus any accrued but unpaid dividends upon 30 days' prior written notice (during which time the Series A Preferred Stock may be converted), provided a registration statement is effective under the Securities Act with respect to the shares of our Common Stock into which such Series A Preferred Stock is then convertible, and an event of default, as defined in the Certificate of Designations relating to the Series A Preferred Stock is not then continuing.

The Series A Preferred Stock has a dividend rate of 10% per annum, payable quarterly. The dividend rate increases to 20% per annum upon the occurrence of the events of default specified in the Certificate of Designations. Dividends may be paid in cash or, provided no event of default is then continuing, with additional shares of Series A Preferred Stock valued at the stated value thereof. The Series A Preferred Stock is convertible into Common Stock at the conversion rate of one share of Common Stock for each $1.25 of stated value or accrued but unpaid dividends converted.

The warrants issued in the private placement have an initial exercise price of $2.00 per share. The aggregate number of shares of Common Stock covered by the Warrants equaled, at the date of issuance, one-half the number of shares of Common Stock issuable upon the full conversion of the Series A Preferred Stock issued to the investors on that date.

We have agreed to file a registration statement under the Securities Act covering the Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 120 days following closing of the private placement and to cause it to become effective within 240 days of that closing. We also granted the investors demand and piggyback registration rights with respect to such Common Stock.

Because the registration statement we agreed to file was not declared effective within the time required under our agreements with the June 30, 2006 purchasers of the Series A Preferred Stock, dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum since February 26, 2007 and will continue to accrue at such rate until the registration statement is effective, and are payable in cash for such period, and we are obligated to pay those purchasers an aggregate of $105,000 per 30-day period from February 26, 2007 through the date such registration statement is effective.

Both the conversion price of the Series A Preferred Stock and the exercise price of the warrants are subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, the conversion price and/or exercise price will be reduced to the lower price.

In connection with the sale of the Series A Preferred Stock and warrants to the four institutional investors, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consist of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

In the event those investors have suffered a loss on their investment in our securities as of June 30, 2007 (as determined by actual sales by those investors or the market price of our Common Stock on such date), the investors may sell all or a portion of the pledged securities so that the investors receive proceeds from such sale in an amount equal to their loss on their investment in our securities. No assurance can be given that the sale of the pledged securities will provide these investors with sufficient proceeds to cover the full extent of their loss, if any, on their investment. In consideration of her pledge to these investors, we paid Ms. Chassman (i) $525,000 in cash (representing 10% of the cash amount raised from the institutional investors), and (ii) five-year warrants to purchase

•	525,000 shares of Series A Preferred Stock (representing 10% of the Series A Preferred Stock purchased by those investors), and

•	warrants to purchase 210,000 shares of Common Stock at an exercise price of $2.00 per share (representing 10% of the Series A Preferred Stock purchased by those investors),

for an aggregate exercise price of $525,000.

Technology, Products and Applications

For approximately the past half-century, the field of blood purification has been focused on hemodialysis, a mature, well accepted medical technique primarily used to sustain the lives of patients with permanent or temporary loss of kidney function. It is widely understood by the medical community that dialysis has inherent limitations in that its ability to remove toxic substances from blood drops precipitously as the size of toxins increases. Our hemocompatible adsorbent technology is expected to address this shortcoming by removing toxins largely untouched by dialysis.

Our products, CytoSorb™ and BetaSorb™ , are known in the medical field as hemoperfusion devices. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

We believe that our polymer adsorbent technology may remove middle molecular weight toxins, such as cytokines, circulating in the blood. We believe that our technology may have many applications in the treatment of common, chronic and acute healthcare complications including the treatment and/or prevention of sepsis; the treatment of chronic kidney failure; the treatment of liver failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest. These applications vary by cause and complexity as well as by severity but share a common characteristic i.e. high concentrations of toxins in the circulating blood.

Both the CytoSorb™ and BetaSorb™ devices consist of a cylinder containing adsorbent polymer beads, although the polymers used in the two devices are physically different. The cylinders in both devices incorporate industry standard connectors at either end of the device which connect directly to the extra-corporeal circuit (bloodlines) in series with a dialyser, in the case of the BetaSorb™ device, or as a stand alone device in the case of the CytoSorb™ device. Both devices will require no additional expensive equipment, and will require minimal training.

The extra-corporeal circuit consists of plastic blood tubing, our CytoSorb™ or BetaSorb™ cartridge, as applicable, containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system.

Markets

Sepsis

In the United States alone, there are more than one million new cases of sepsis annually; extrapolated to a global population, the worldwide incidence is several million cases per year. Severe trauma and community acquired pneumonia are often associated with sepsis.

Sepsis patients are critically ill and suffer a very high mortality rate of between 28% and 60%. Because they are so expensive to treat, we believe that efficacy rather than cost will be the determining factor in the adoption of CytoSorb™ in the treatment of sepsis. Based on current pricing of charcoal hemoperfusion devices in the market today, we estimate that our CytoSorb™ device will sell for $500 per unit. Our current pricing model represents a fraction of what is currently spent on the treatment of a sepsis patient.

Brain-Dead Organ Donors

There are in excess of 6,000 brain dead organ donors each year in the United States; worldwide, the number of these organ donors is estimated to be at least double the U.S. brain dead organ donor population. There is a severe shortage of donor organs. Currently, there are more than 95,000 individuals on transplant waiting lists in the United States. We expect that the use of our CytoSorb™ device in brain dead organ donors will increase the number of viable organs harvested from the donor pool and improve the survival of transplanted organs.

Cardiopulmonary Bypass Procedures

There are approximately 400,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S. and more than 800,000 worldwide. Some patients, nearly one-third, suffer from post-operative complications of cardiopulmonary bypass surgery, including complications from infection, pneumonia, pulmonary, and neurological dysfunction. A common characteristic of these post operative complications is the presence of cytokines in the blood. Extended surgery time leads to longer ICU recovery time and hospital stays, both leading to higher costs - approximately $32,000 per coronary artery bypass graft procedure. We believe that the use of CytoSorb™ during and after the surgical procedure may prevent or mitigate post-operative complications for many CPB patients.

We anticipate that the CytoSorb™ device, incorporated into the extra-corporeal circuit used with the by-pass equipment during surgery, and/or employed post-operatively for a period of time, will mitigate inflammation and speed recovery.

Chronic Kidney Failure

The National Kidney Foundation estimates that more than 20 million Americans have chronic kidney disease. Left untreated, chronic kidney disease can ultimately lead to chronic kidney failure, which requires a kidney transplant or chronic dialysis (generally three times per week) to sustain life. There are approximately 300,000 patients in the United States currently receiving chronic dialysis and more than 1.4 million worldwide. Approximately 89% of patients with chronic kidney disease are treated with hemodialysis.

Our BetaSorb™ device has been designed for use in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year. Assuming BetaSorb™ use in each session, every 100,000 patients would require approximately 15 million devices annually.

Products

We believe that the polymer adsorbent technology used in our products has the potential to remove middle molecular weight toxins, such as cytokines, circulating in the blood. All of the potential applications described below (i.e., the treatment and/or prevention of sepsis; the treatment of chronic kidney failure; the treatment of liver failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. We only recently submitted a proposed pilot study for approval to the FDA with respect to CytoSorb™, the first device we intend to bring to market. If we obtain FDA approval, we anticipate commencing clinical studies for CytoSorb™ by the third quarter of 2007. If these studies are successful and we obtain FDA approval to proceed with our follow-up pivotal study, we anticipate that we will be able to begin sales of CytoSorb™ by mid-to-late 2009, at the earliest, assuming a successful pivotal study. However, there can be no assurance we will ever obtain FDA approval for CytoSorb™ or any other device.

The CytoSorb™ Device (Critical Care)

APPLICATION: Treatment and Prevention of Sepsis

Sepsis is defined by high levels of toxic compounds (“cytokines”) which are released into the blood stream as part of the body’s auto-immune response to severe infection or injury. These toxins cause severe inflammation and damage healthy tissues, which can lead to organ dysfunction and failure. Sepsis is very expensive to treat and has a high mortality rate.

Potential Benefits: To the extent our adsorbent blood purification technology is able to prevent or reduce the accumulation of cytokines in the circulating blood, we believe our products may be able to prevent or mitigate severe inflammation, organ dysfunction and failure in sepsis patients. Therapeutic goals as an adjunctive therapy include reduced ICU and total hospitalization time.

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Sepsis carries mortality rates of between 28% and 60%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. Researchers estimate that there are approximately one million new cases of sepsis in the U.S. each year; extrapolated to a global population, this equates to several million new cases annually. In the U.S. alone, treatment of sepsis costs nearly $18 billion annually. According to the Centers for Disease Control, sepsis is the tenth leading cause of death in the U.S., as reported by (CDC). More than 1,000 people die each day from sepsis.

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of a single drug, Xigris® from Eli Lilly, which demonstrated a small improvement in survival in a small segment of the patient population, to our knowledge, all other efforts to date have failed to significantly improve patient survival.

We believe that our technology presents a new therapeutic approach in the treatment of sepsis. The potential benefits of blood purification in the treatment of sepsis patients are widely acknowledged by medical professionals and have been studied using dialysis and hemofiltration technology. These studies, while encouraging, demonstrated that dialysis alone produced only limited benefit to sepsis patients. The reason for this appears to be rooted in a primary limitation of dialysis technology itself: the inability of standard dialysis to effectively and efficiently remove larger toxins from circulating blood. Limited studies of our CytoSorb™ device have provided us with data consistent with our belief that CytoSorb™ has the ability to remove these larger toxins. CytoSorb’s™ ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing. Data collected during the “emergency and compassionate use” treatment of a single sepsis patient has been encouraging to us.

CytoSorb™ has been designed to achieve broad-spectrum removal of both pro- and anti-inflammatory cytokines, preventing or reducing the accumulation of high concentrations in the bloodstream. This approach is intended to modulate the immune response without blocking or suppressing the function of any of its mediators. For this reason, researchers have referred to the approach reflected in our technology as ‘immunomodulatory’ therapy.

Projected Timeline and Budget Requirements: Previous clinical studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of three human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for a more extensive sepsis study. Our plans for the development of CytoSorb™ to treat sepsis patients are summarized in the table below.

Task	Status/Estimated Time Required	Estimated Budget Requirements
1. Design pilot study	Completed; Submitted for FDA approval in December 2006	(nominal)
2. Conduct pilot study	six to nine months following design of pilot study and approval from FDA to commence the study	$1.2 million
3. Design pivotal study	Concurrent with item 2	(nominal)
4. Conduct pivotal study	nine to 12 months following completion of a successful pilot study, submission of final report of pilot study to FDA and FDA approval of pivotal study design	$1.8 million
5. Approval time following submission	six to nine months
Total	Mid to late 2009	$3.0 million

Because our technology pertains to a medical device, the regulatory pathway and approval process are faster and more straightforward than the process related to the approval of a drug. However, even if we ultimately obtain FDA approval, because we cannot control the timing of FDA responses to our submissions, there can be no assurance as to when such approval will be obtained.

APPLICATION: Prevention and treatment of organ dysfunction in brain-dead organ donors to increase the number and quality of viable organs harvested from donors

Potential Benefits: If CytoSorb™ is able to prevent or reduce high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb™ will be able to mitigate organ dysfunction and failure which results from severe inflammation following brain-death. The primary goals for this application are:

•	improving the viability of organs which can be harvested from brain-dead organ donors, and

•	increasing the likelihood of organ survival following transplant.

Background and Rationale: When brain death occurs, the body responds by generating large quantities of inflammatory cytokines. This process is similar to sepsis. A high percentage of donated organs are never transplanted due to this response, which damages healthy organs and prevents transplant. In addition, inflammation in the donor may damage organs that are harvested and reduce the probability of graft survival following transplant.

There is a shortage of donated organs worldwide, with approximately 95,000 people currently on the waiting list for organ transplants in the United States alone. Because there are an insufficient number of organs donated to satisfy demand, it is vital to maximize the number of viable organs donated, and optimize the probability of organ survival following transplant.

Projected Timeline and Budget Requirements: Studies are currently being conducted under a $1 million grant from the Health Resources and Services Administration (HRSA), an agency of the U.S. Department of Health and Human Services. Researchers at the University of Pittsburgh Medical Center and the University of Texas, Houston Medical Center completed the observational and dosing phases of the project in the third quarter of 2006. The observational and dosing phases of the study involved 30 viable donors and eight non-viable donors, respectively. The next phase of this study, the treatment phase, will involve viable donors treated with the CytoSorb™ device. In this phase of the project, viable donors will be treated and the survival and function of organs in transplant recipients will be tracked and measured. The treatment phase will be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

APPLICATION: Prevention and treatment of post-operative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb™ is able to prevent or reduce high-levels of cytokines from accumulating in the blood system during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. The primary goals for this application are to:

•	reduce ventilator and oxygen therapy requirements;

•	reduce length of stay in hospital intensive care units; and

•	reduce the total cost of patient care.

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. If our products are able to prevent or reduce the accumulation of cytokines in a patient’s blood stream, we expect to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. While not all patients undergoing cardiac surgery suffer these complications, it is impossible to predict before surgery which patients will be affected.

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. We expect that this information will aid us in defining the appropriate time to apply the CytoSorb™ device to maximize therapeutic impact. We are not currently focusing our efforts on the commercialization of CytoSorb™ for application to cardiac surgery. Upon successful commercialization of the sepsis application, we will pursue the use of our polymer absorbent technology for other critical care uses, such as cardiopulmonary bypass surgery.

The BetaSorb™ Device (Chronic Care)

APPLICATION: Prevention and treatment of health complications caused by the accumulation of metabolic toxins in patients with chronic renal failure

Potential Benefits: If CytoSorb™ is able to prevent or reduce high levels of metabolic waste products from accumulating in the blood and tissues of long-term dialysis patients, we anticipate that the health complications characteristic to these patients can be prevented or mitigated. The primary goals for this application are to

•	improve and maintain the general health of dialysis patients;

•	improve the quality of life of these patients

•	reduce the total cost of patient care; and

•	increase life expectancy.

Background and Rationale: Our BetaSorb™ device is intended for use on patients suffering from chronic kidney failure who rely on long-term dialysis therapy to sustain life. Due to the widely recognized inability of dialysis to remove larger proteins from blood, metabolic waste products, such as Beta-2 microglobulin, accumulate to toxic levels and are deposited in the joints and tissues of patients. Specific toxins known to accumulate in these patients have been linked to their severe health complications, increased healthcare costs, and reduced quality of life.

Researchers also believe that the accumulation of toxins may play an important role in the significantly reduced life expectancy experienced by dialysis patients. In the U.S., the average life expectancy of a dialysis patient is five years. Industry research has identified links between many of these toxins and poor patient outcomes. If our BetaSorb™ device is able to routinely remove these toxins during dialysis and prevent or reduce their accumulation, we expect our BetaSorb™ device to maintain or improve patient health in the long-term. We believe that by reducing the incidence of health complications, the annual cost of patient care will be reduced and life expectancy increased.

The poor health experienced by chronic dialysis patients is illustrated by the fact that in the U.S. alone, more than $20 billion is spent annually caring for this patient population. While the cost of providing dialysis therapy alone is approximately $23,000 per patient per year, the total cost of caring for a patient ranges from $60,000 to more than $120,000 annually due to various health complications associated with dialysis.

Projected Timeline: We have collected a significant amount of empirical data for the development of this application. As the developer of this technology, we had to undertake extensive research, as no comparable technology was available for reference purposes. We have completed several pilot studies, and most recently a clinical pilot of six patients in California for up to 24 weeks in which our BetaSorb™ device removed the targeted toxin, beta2-microglobulin, as expected. In total, we have sponsored clinical studies utilizing our BetaSorb™ device on 20 patients involving approximately 345 total treatments. Each study was conducted by a clinic or hospital personnel with MedaSorb providing technical assistance as requested.

As discussed above, due to practical and economic considerations, we are now focusing our efforts and resources on commercializing our CytoSorb™ device for critical care application. Following commercial introduction of the CytoSorb™ device, we expect to conduct additional clinical studies using the BetaSorb™ device in the treatment of end stage renal disease patients.

Commercial and Research Partners

University of Pittsburgh Medical Center

Pursuant to a “SubAward Agreement” we entered into with the University of Pittsburgh in September 2005, we are working with researchers at the University of Pittsburgh - Critical Care Medicine Department in the development of the sepsis application for our technology. Consisting of more than twenty physicians, as well as numerous full-time scientists, educators and administrative assistants, the Critical Care Medicine Department at the University of Pittsburgh is one of the largest organizations of its type in the world and has established an international reputation for excellence in clinical care, education, and research.

The SubAward Agreement was entered into under a grant from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study commenced in September 2005 and is expected to continue for a total of five years. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, during the first year of the study, which concluded in August 2006, we received $104,921 for our efforts in support of the study. Although we have not yet formally entered into an additional SubAward Agreement, we continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amounts budgeted for our participation under the study are approximately $142,000, $110,000, $133,000 and $163,000, respectively, for years two, three, four and five of the study, but that our continued participation in the study is subject to our performance and an annual review by UPMC.

Researchers at UPMC have participated in nearly every major clinical study of potential sepsis intervention during the past twenty years. Drs. Derek Angus and John Kellum were investigators for Eli Lilly’s sepsis drug, Xigris®. Dr. Kellum, a member of the UPMC faculty since 1994, is our principal investigator for CytoSorb™. Dr. Kellum, together with several other researchers at UPMC, serve on our Critical Care Advisory Board. Dr. Kellum’s research interests span various aspects of Critical Care Medicine, but center on critical care nephrology (including acid-base, and renal replacement therapy), sepsis and multi-organ failure, and clinical epidemiology. He is Chairman of the Fellow Research Committee at the University of Pittsburgh Medical Center and has authored more than 70 publications and has received numerous research grants from foundations and industry.

Fresenius Medical Care AG

In 1999, we entered into an exclusive, long-term agreement with Fresenius Medical Care for the global marketing and distribution of our BetaSorb™ device and any similar product we may develop for the treatment of renal disease. We currently intend to pursue our BetaSorb™ product after the commercialization of the CytoSorb™ product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device and obtain FDA approval.

Fresenius Medical Care is the world's largest, integrated provider of products and services for individuals with chronic kidney failure. Through its network of more than 2,100 dialysis clinics in North America, Europe, Latin America and Asia-Pacific, Fresenius Medical Care provides dialysis treatment to more than 163,000 patients around the globe. Fresenius Medical Care is also the world's largest provider of dialysis products, such as hemodialysis machines, dialyzers and related disposable products.

Advisory Boards

From time to time our management meets with scientific advisors who sit on our Scientific Advisory Board, our Medical Advisory Board - Critical Care Medicine, and our Medical Advisory Board - Chronic Kidney Failure / Dialysis.

Our Scientific Advisory Board consists of four scientists with expertise in the fields of fundamental chemical research, polymer research and development, and dialysis engineering technology.

Our Medical Advisory Board - Critical Care Medicine consists of seven medical doctors, four of whom are affiliated with UPMC, with expertise in critical care medicine, sepsis, multi-organ failure and related clinical study design.

Our Medical Advisory Board - Chronic Kidney Failure / Dialysis consists of four medical doctors with expertise in kidney function, kidney diseases and their treatment, and dialysis technology.

We compensate members of our Advisory Boards at the rate of $2,000 for each full-day meeting they attend in person; $1,200 if attendance is by telephone. When we consult with members of our Advisory Board (whether in person or by telephone) for a period of less than one day, we compensate them at the rate of $150 per hour, except with respect to one of our advisors, who we compensate at the rate of $200 per hour. We also reimburse members of our Advisory Boards for their travel expenses for attending our meetings.

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours, to make a $4 million investment in MedaSorb Delaware, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorbTM in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of MedaSorb Delaware, which at the time was a limited liability company. Those membership units ultimately became 185,477 shares of our Common Stock following our June 30, 2006 merger.

With Purolite

In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. In particular, the Settlement Agreement relates to twelve of our issued patents and five pending patent applications covering our biocompatible polymeric resins, our methods of producing these polymers, and the methods of using the polymers to remove impurities from physiological fluids, such as blood.

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood. However, if the first product we offer for commercial sale is a biocompatible polymer to be used in direct contact with a physiological fluid other than blood, royalties will be payable with respect to that product as well. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb™ and BetaSorb™ products.

Following the expiration of the eighteen year term of the Settlement Agreement, the patents and patent applications that are the subject of the Settlement Agreement should have expired under current patent laws, and the technology claimed in them will be available to the public. However, following such time, we continue to exclusively own any confidential and proprietary know how.

Product Payment & Reimbursement

Critical Care Applications

Payment for our CytoSorb™ device in the treatment and prevention of sepsis and other related acute care applications is anticipated to fall under the “diagnosis-related group” (DRG) in-patient reimbursement system, which is currently the predominant basis of hospital medical billing in the United States. Under this system, predetermined payment amounts are assigned to categories of medical patients with respect to their treatments at medical facilities based on the DRG that they fall within (which is a function of such characteristics as medical condition, age, sex, etc.) and the length of time spent by the patient at the facility. Reimbursement is not determined by the actual procedures used in the treatment of these patients, and a separate reimbursement decision would not be required to be made by Medicare, the HMO or other provider of medical benefits in connection with the actual method used to treat the patient.

Critical care applications such as those targeted by our CytoSorb™ device involve a high mortality rate and extended hospitalization, coupled with extremely expensive ICU time. In view of these high costs and high mortality rates, we believe acceptance of our proprietary technology by critical care practitioners and hospital administrators will primarily depend on safety and efficacy factors rather than cost.

Chronic Renal Failure

In the U.S., over 80% of chronic dialysis patients are Medicare-eligible, regardless of age. Therefore, it is expected that Medicare will be the primary payer for the BetaSorb™ device, either through the current “fee for service” mechanism or managed care programs. The large majority of costs not covered by federal programs are covered by the private insurance sector.

While the fee-for-service composite rate system is currently the dominant payment mechanism, many industry participants believe that a managed care system will become the dominant payment mechanism. We believe that movement to a full or shared-risk managed care system would speed market acceptance of BetaSorb™ because, under such a system, providers will have a strong incentive to adopt technologies that lower overall treatment costs. Fresenius is a leading participant in the move to managed care and will play a leading role in the demonstration and introduction of our product to Medicare.

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We believe that our devices may be able to remove middle molecular weight toxins from circulating blood. This concept has been tested at the University of Pittsburg using a septic rat model based on lipopolysaccharide (a particular kind of toxin, known as a bacterial endotoxin) and the CytoSorb™ polymer.

Both the CytoSorb™ and BetaSorb™ devices consist of a cylinder containing adsorbent polymer beads. The cylinder incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our cartridge (CytoSorb™ or BetaSorb™ depending on the condition being treated) containing our adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cylinder, toxins are adsorbed from the blood, without filtering any fluids from the blood or the need for replacement fluid or dialysate.

Although standard dialysis also uses extra-corporeal circuits and blood pumps, the technology used in dialysis to remove toxins (osmosis and convection) drains fluids out of the bloodstream in a process called ultrafiltration, and uses semi-permeable membranes as a filter, allowing the passage of certain sized molecules across the membrane, but preventing the passage of other, larger molecules.

MedaSorb’s technology uses the same extra-corporeal circuits as dialysis, however, our devices do not rely on membrane technology but instead use an adsorbent of specified pore size, which controls the size of the molecules which can pass into the adsorbent. As blood flows over our polymer adsorbent, middle molecules such as cytokines flow into the polymer adsorbent and are adsorbed. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like a dialyser. Accordingly, we believe that our technology has significant advantages as compared to traditional dialysis techniques.

Sepsis

Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove middle molecular weight toxins, which leading researchers have shown to cause and complicate sepsis. The same experts believe that a blood purification technique that efficiently removes, or significantly reduces, the circulating concentrations of such toxins might represent a successful therapeutic option. We believe that the CytoSorb™ device may have the ability to remove middle molecular weight toxins from circulating blood.

Medical research during the past two decades has focused on drug interventions aimed at chemically blocking or suppressing the function of one or two inflammatory agents. In hindsight, some researchers now believe this approach has little chance of significantly improving patient outcomes because of the complex pathways and multiple chemical factors at play. Clinical studies of these drug therapies have been largely unsuccessful. An Eli Lilly drug, Xigris®, cleared by the FDA in November 2001, is the first and only drug to be approved for the treatment of severe sepsis. Clinical studies demonstrated that use of Xigris® resulted in a 6% reduction in the absolute risk of death, and a 13% risk reduction in the most severe sepsis patients. The drug remains controversial and is considered extremely expensive when compared to the percentage of patients who benefit.

While studies of other potential sepsis drug therapies are in progress, we are not aware of any other broad-spectrum blood detoxification therapy under development for this application that could be considered directly competitive with our approach.

Cardiopulmonary Bypass Surgery

We are not aware of any practical competitive approaches for removing cytokines in CPB patients. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome has not been shown to be reduced in this less invasive procedure. If successful, CytoSorb™ is expected to be useful in both on-pump and off-pump procedures.

Chronic Dialysis

Although standard dialysis treatment effectively removes urea and creatinine from the blood stream (which are normally filtered by functioning kidneys), standard dialysis has not been effective in removing beta2-microglobulin toxins from the blood of patients suffering from chronic kidney failure. We know of no other device, medication or therapy considered directly competitive with our technology. Research and development in the field has focused primarily on improving existing dialysis technologies. The introduction of the high-flux dialyzer in the mid-1980s and the approval of Amgen’s Epogen™, a recombinant protein used to treat anemia, are the two most significant developments in the field over the last two decades.

Efforts to improve removal of middle molecular weight toxins with enhanced dialyzer designs have achieved only marginal success. Many experts believe that dialyzer technology has reached its limit in this respect. A variation of high-flux hemodialysis, known as hemodiafiltration, has existed for many years. However, due to the complexity, cost and increased risks, this dialysis technique has not gained significant acceptance worldwide. In addition, many larger toxins are not effectively filtered by hemodiafiltration, despite its more open pore structure. As a result, hemodiafiltration does not approach the quantity of toxins removed by the BetaSorb™ device.

Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death.

Clinical Studies

Our first clinical studies were conducted in patients with chronic renal failure. The health of these patients is challenged by high levels of toxins circulating in their blood but, unlike sepsis patients, they are not at imminent risk of death. The toxins involved in chronic renal failure are completely different from those involved in sepsis, eroding health gradually over time. The treatment of patients with chronic renal failure is a significant target market for us, although not the current focus of our efforts and resources. Our clinical studies and product development work in this application functioned as a low risk method of evaluating the safety of the technology in a clinical setting, with direct benefit to development of the critical care applications on which we are now focusing our efforts.

We have not conducted any clinical studies of our products with respect to the treatment of any other indications, although data collected during the “emergency and compassionate use” treatment of a single sepsis patient has been encouraging to us. Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

We only recently submitted a proposed pilot study for approval to the FDA with respect to CytoSorb™ , the first device we intend to bring to market. If we obtain FDA approval, we anticipate commencing clinical studies for CytoSorb™ by the third quarter of 2007. If these studies are successful and we obtain FDA approval to proceed with our follow-up pivotal study, we anticipate that we will be able to begin sales of CytoSorb™ by mid-to-late 2009, at the earliest, assuming a successful pivotal study. However, there can be no assurance we will ever obtain FDA approval for CytoSorb™ or any other device.

Government Research Grants

Two government research grants by the National Institutes of Health (NIH) and Health and Human Services (HHS) have been awarded to investigators at the University of Pittsburgh to explore the use of adsorbent polymers in the treatment of sepsis and organ transplant preservation. Under “SubAward Agreements” with the University of Pittsburgh, we have been developing polymers for use in these studies.

A grant of $1 million was awarded to the University of Pittsburgh Medical Center in 2003. The project seeks to improve the quantity and viability of organs donated for transplant by using CytoSorb™ to detoxify the donor’s blood. The observational and dosing phases of the study, involving 30 viable donors and eight non-viable donors, respectively, have been completed. The next phase of this study, the treatment phase, will involve viable donors. The treatment phase will be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, expected to last for a total of five years, commenced in September, 2005 and remains in progress. Under a SubAward Agreement, we are working with researchers at the University of Pittsburgh - Critical Care Medicine Department. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, during the first year of the study, which concluded in August 2006, we received $104,921 for our efforts in support of the grant. Although we have not yet formally entered into an additional SubAward Agreement, we continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amounts budgeted for our participation under the study are approximately $142,000, $110,000, $133,000 and $163,000, respectively, for years two, three, four and five of the study, but that our continued participation in the study is subject to our performance and an annual review by UPMC.

These grants represent a substantial research cost savings to us and demonstrate the strong interest of the medical and scientific communities in our technology.

Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the U.S., permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by us without additional 510(k) Submissions.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, investigational device exemption (IDE) regulations must be complied with in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review the PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

In the European Union, distributors of medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA.

In the United States, our CytoSorb™ and BetaSorb™ devices are classified as Class III (CFR 876.5870—Sorbent Hemoperfusion System) and will require 501(k) Submissions to the FDA. However, because the BetaSorb™ device is intended for chronic use, the FDA may require pre-market approval (PMA), which we will submit if required. In the case of CytoSorb™, because the application is for acute care (short term, less than 30 days), management believes that FDA approval for this product may be obtained based solely on the 510(k) Submission accompanied with clinical data. In Europe, our devices are expected to be classified as class IIb, and will conform to the ISO 13485 Quality Standard in support of our planned applications to obtain CE Mark certification in Europe, and applicable approvals in Canada and Japan.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our medical devices will be approved on a timely basis, if at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Provided we have sufficient additional funding and FDA approval to proceed, we expect to begin the treatment phase of a pilot clinical study on the safety and efficacy of our products in the treatment of sepsis in the third or fourth quarter of 2007. The pilot phase is expected to span six to nine months. If we successfully complete the pilot study and obtain approval from the FDA to proceed to the pivotal phase, we estimate that an additional one year period would be required for the pivotal study, to the extent we have sufficient funding, for the purpose of compiling sufficient data to support both the U.S. 510(k) Submission and the application to obtain CE Mark certification in Europe. In the U.S., another six to nine months is anticipated for FDA review and approval of the 510(k) submission. Concurrent with these activities, we plan to pursue CE Mark certification of our products. Upon successful completion of a “quality systems audit” in combination with clinical data and the assembly of a technical file, we anticipate that CytoSorb™ device will receive CE Mark certification, allowing it to be sold in Europe.

The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

Sales and Marketing

We currently estimate, provided that we receive adequate funding to support our planned activities and that our products perform as expected in clinical studies, that we will obtain FDA approval of our CytoSorb™ device in the treatment of sepsis in mid to late 2009, assuming a successful pivotal study. As we approach regulatory approval, we plan to initially build a sales organization of approximately 15 representatives in the U.S. In addition, we plan on pursuing localized distribution agreements in rural areas.

We also plan to initiate sales in several European countries which are known as early adopters of new medical device technology. These countries primarily include Italy, Germany and the United Kingdom. We plan to initially operate through local distributors in each European country where we launch sales operations. Only after establishment of a limited network of local distributors and actual generation of sales, will we formulate a broader distribution strategy on a global basis.

Intellectual Property and Patent Litigation

The medical device market in which we primarily participate is in large part technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex, unpredictable and is expensive to pursue. Litigation often is not ultimately resolved until an appeal process is completed and appellate courts frequently overturn lower court patent decisions.

Moreover, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies are generally not determined until the conclusion of the proceedings, and are frequently modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other forums, both domestic and international.

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We hold 21 U.S. patents, some of which have foreign counterparts, and additional patent applications pending worldwide that cover various aspects of our technology. There can be no assurance that pending patent applications will result in issued patents, that patents issued to us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. Our portfolio of patents and patent applications include:

•	U.S. Pat. No. 5,545,131, which expires on November 30, 2014. This patent concerns an artificial kidney containing a polymeric resin to filter impurities from blood.

•
U.S. Pat. Nos. 5,773,384, 5,904,663, 6,127,311, 6,136,424, 6,159,377 and 6,582,811, which expire on or before February 6, 2018. These patents concern the use of macronet polymeric resins that are subsequently treated to make them biocompatible for the removal of impurities from physiological fluids.

•
U.S. Pat. Nos. 6,087,300, 6,114,466, 6,133,393, 6,153,707, 6,156,851 and 6,303,702, which expire on or before February 6, 2018. These patents concern the use of mesoporous polydivinylbenzene polymeric resins that are subsequently treated to make them biocompatible for the removal of impurities from physiological fluids.

•	U.S. Pat. No. 6,416,487, which expires on July 30, 2017. This patent concerns a method of removing Beta-2 microglobulin using polymers with surface-exposed vinyl groups modified for biocompatibility.

•
U.S. Pat. No. 6,878,127, which expires on April 20, 2021. This patent concerns devices, systems and methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood.

•	U.S. Pat. No. 6,884,829, which expires on January 4, 2023. This patent concerns a hemocompatible polymer and a one-step method of producing it.

•
U.S. Pat. App. Nos. 10/980,510, 10/981,055, 11/105,140 and 11/255,132. These applications concern biocompatible devices, systems, and methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood.

•	U.S. Pat. App. No. 11/601,931. This application concerns size-selective polymeric adsorbents for use in hemoperfusion.

We also rely on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

Several years ago we engaged in discussions with the Dow Chemical Company, which had indicated a strong interest in being our polymer manufacturer. After a Dow representative on our Advisory Board resigned, Dow filed and received five patents naming our former Advisory Board member as an inventor. These patents, two of which subsequently lapsed for failure to pay maintenance fees, concern the area of coating high divinylbenzene-content polymers to render them hemocompatible, and using such coated polymers to treat blood or plasma. In management’s view the Dow patents improperly incorporate our technology, are based on our proprietary technology, and should not have been granted to Dow. While we believe that our own patents would prevent Dow from producing our products as they are currently envisioned, Dow could attempt to assert its patents against us. To date, to our knowledge, Dow has not utilized their patents for the commercial manufacture of products that would be competitive with us, and we currently have no plans to challenge Dow’s patents. However, the existence of these Dow patents could result in a potential dispute with Dow in the future and additional expenses for us.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation described below. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

Employees

As of December 31, 2006, we had eight employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our Common Stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occur, our business, financial condition or results of operations could be seriously harmed. The trading price of our Common Stock could, in turn, decline and you could lose all or part of your investment.

RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

We currently have no commercial operations and there can be no assurance that we will be successful in developing commercial operations.

We are a development stage company and have been engaged primarily in research and development activities and have not generated any revenues to date. There can be no assurance that we will be able to successfully manage the transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, marketing problems and additional costs and expenses that may exceed current estimates. Our proposed products will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization. We will also need to raise significant additional funds to complete clinical studies and obtain regulatory approvals before we can begin selling our products. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any revenues or ever achieve and maintain a substantial level of sales of our products.

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2006, we had an accumulated deficit of $67,426,583 which included losses from operations of $7,671,580 for the year ended December 31, 2006 and $3,665,596 for the year ended December 31, 2005. Due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining the requisite regulatory approvals, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that required regulatory approvals will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We may have difficulty raising needed capital in the future because of our limited operating history and business risks associated with us.

We generate no revenues from our proposed products or otherwise, and have expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical studies of our polymer products. Following the June 30, 2006 merger, we completed a private placement of securities raising gross proceeds of $5.3 million. We anticipate that the net proceeds of the private placement will only be sufficient to fund our operations through the fourth quarter of 2007, following which we will need additional financing before we can complete the clinical studies and commercialization of our proposed products. However, there can be no assurance that financing will be available on acceptable terms or at all. Our future capital requirements will depend upon many factors, including, but not limited to, continued progress in our research and development activities, costs and timing of conducting clinical studies and seeking regulatory approvals and patent prosecutions, competing technological and market developments, and our ability to establish collaborative relationships with third parties. If adequate funds are unavailable, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or product launches or marketing efforts or cease operations.

Our long-term capital requirements are expected to depend on many factors, including:

•	continued progress and cost of our research and development programs;
•	progress with pre-clinical studies and clinical studies;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels;
•	market acceptance of our products; and
•	costs for training physicians and other health care personnel.

In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourself.

We depend upon key personnel who may terminate their employment with us at any time.

We currently have only eight employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Al Kraus, our Chief Executive Officer; Dr. James Winchester, our Chief Medical Officer, who is employed by us on a part time basis; David Lamadrid, our Chief Financial Officer; and Vincent Capponi, our Chief Operating Officer. These individuals, other than Mr. Kraus, whose employment agreement terminates in July 2008, do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

Our Chief Medical Officer’s primary employment is with another employer

Dr. James Winchester, our Chief Medical Officer, serves as the Chief of Beth Israel Medical Center’s Nephrology division. Although the time Dr. Winchester provides to us varies from time to time, it is generally in the range of one-half day to one full day per week. Because Dr. Winchester’s primary employment is with Beth Israel Medical Center, Dr. Winchester may not always be available to provide us with his services when needed by us in a timely manner.

Acceptance of our medical devices in the marketplace is uncertain, and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our polymer products. Even if approved for marketing by the necessary regulatory authorities, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;
•	the establishment and demonstration of the advantages, safety and efficacy of the our polymer technology;
•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;
•	our ability to attract corporate partners, including medical device companies, to assist in commercializing our products; and
•	our ability to market our products.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval or commercialize and market our products when planned, we may not achieve any market acceptance or generate revenue.

We may face litigation from third parties claiming that our products infringe on their intellectual property rights, or seek to challenge the validity of our patents.

Our future success is also dependent on the strength of our intellectual property, trade secrets and know-how, which have been developed from years of research and development. In addition to the “Purolite” litigation discussed below which we’ve recently settled, we may be exposed to additional future litigation by third parties seeking to challenge the validity of our rights based on claims that our technologies, products or activities infringe the intellectual property rights of others or are invalid, or that we have misappropriated the trade secrets of others.

Since our inception, we have sought to contract with large, established manufacturers to supply commercial quantities of our adsorbent polymers. As a result, we have disclosed, under confidentiality agreements, various aspects of our technology with potential manufacturers. We believe that these disclosures, while necessary for our business, have resulted in the attempt by potential suppliers to assert ownership claims to our technology in an attempt to gain an advantage in negotiating manufacturing rights.

We have previously engaged in discussions with the Brotech Corporation and its affiliate, Purolite International, Inc. (collectively “Purolite”), which had demonstrated a strong interest in being our polymer manufacturer. For a period of time beginning in December 1998, Purolite engaged in efforts to develop and optimize the manufacturing process needed to produce our polymer products on a commercial scale. However, the parties eventually decided not to proceed. In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of our products if and when those products are sold commercially.

Several years ago we engaged in discussions with the Dow Chemical Company, which had indicated a strong interest in being our polymer manufacturer. After a Dow representative on our Advisory Board resigned, Dow filed and received several patents naming our former Advisory Board member as an inventor. In management’s view the Dow patents improperly incorporate our technology and should not have been granted to Dow. The existence of these Dow patents could result in a potential dispute with Dow in the future and additional expenses for us.

We have not yet commenced the process of seeking FDA approval of our products. The approval process, if permitted to proceed by the FDA, will involve pilot and pivotal clinical studies and is lengthy and costly. The failure to obtain government approvals, including required FDA approvals, for our polymer products, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the United States, in various states and in foreign countries. In the United States and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary approvals to sell our products. Even if we do ultimately receive FDA approval for any of our products, we will be subject to extensive ongoing regulation.

Our products will be subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act. In the United States, the FDA enforces, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. Current FDA regulations classify our CytoSorb™ device (the first product we intend to seek FDA approval for) as a Class III device (CFR 876.5870—Sorbent Hemoperfusion System). We intend to submit a 510(k) pre-market notification to the FDA for approval to market this product. There can be no assurance, however, that the FDA will grant clearance to market CytoSorb™ in a timely manner, if at all, or that the FDA will not require the submission of additional clinical data or a pre-market approval application ("PMA"), which is a lengthier process. There can be no assurance that the clinical studies we conduct will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals for marketing, or that we will be able to comply with any additional FDA, state or foreign regulatory requirements. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. FDA approvals are also required to commence the pilot and pivotal clinical studies we need to conduct to further study our devices. There can be no assurance that the FDA will allow the clinical studies to commence. We also are and will be subject to other Federal, state, and local laws, regulations and recommendations relating to laboratory and manufacturing practices as well as Medicare, Medicaid and anti-kickback laws. Non-compliance with applicable requirements can result in civil penalties, the recall, injunction or seizure of products, an inability to import products into the United States, the refusal by the government to approve or clear product approval applications, the withdrawal of previously approved product applications and criminal prosecution. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted.

We have conducted limited clinical studies of our BetaSorb™ device and no clinical studies of our CytoSorb™ device. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

To date, we have conducted limited clinical studies on our products. There can be no assurance that we will successfully complete the clinical studies necessary to receive regulatory approvals. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business.

We rely extensively on research and testing facilities at various universities and institutions, which could be adversely affect us should we lose access to those facilities.

Although we have our own research laboratories and clinical facilities, we collaborate with numerous institutions, universities and commercial entities to conduct research and studies of our products. We currently maintain a good working relationship with these parties. However, should the situation change, the cost and time to establish or locate alternative research and development could be substantial and delay gaining FDA approval and commercializing our products.

We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of medical devices. We cannot be sure that claims will not be asserted against us. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We do not currently have any product liability insurance or other liability insurance relating to clinical studies or any products. We cannot give assurances that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations.

Certain university and other relationships are important to our business and may potentially result in conflicts of interests.

Dr. John Kellum and Dr. David Powner, among others, are critical care advisors and consultants of ours and are associated with University of Pittsburgh Medical Center and University of Texas, respectively. Their association with these institutions may currently or in the future involve conflicting interests in the event they or these institutions enter into consulting or other arrangements with competitors of ours.

We have limited manufacturing experience, and once our products are approved, we may not be able to manufacture sufficient quantities at an acceptable cost, or without shut-downs or delays.

We remain in the research and development and clinical and pre-clinical study phase of product commercialization. Accordingly, once our products are approved for commercial sale, we will need to establish the capability to commercially manufacture our products in accordance with FDA and other regulatory requirements. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

Due to our limited marketing, sales and distribution experience, we may be unsuccessful in our efforts to sell our products.

We expect to enter into agreements with third parties for the commercial manufacture and distribution of our products. There can be no assurance that parties we may engage to market and distribute our products will:

•	satisfy their financial or contractual obligations to us;
•	adequately market our products; or
•	not offer, design, manufacture or promote competing products.

If for any reason any party we engage is unable or chooses not to perform its obligations under our marketing and distribution agreement, we would experience delays in product sales and incur increased costs, which would harm our business and financial results.

If we are unable to convince physicians and other health care providers as to the benefits of our products, we may incur delays or additional expense in our attempt to establish market acceptance.

Broad use of our products may require physicians and other health care providers to be informed about our products and their intended benefits. The time and cost of such an educational process may be substantial. Inability to successfully carry out this education process may adversely affect market acceptance of our products. We may be unable to educate physicians regarding our products in sufficient numbers or in a timely manner to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds towards physician education before any acceptance or demand for our products is created, if at all.

The market for our products is rapidly changing and competitive, and new devices and drugs which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

The medical device and pharmaceutical industries are subject to rapid and substantial technological change. Developments by others may render our technologies and products noncompetitive or obsolete. We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of medical devices is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of medical devices and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could materially harm our business, financial condition and results of operations.

Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (“HMOs”). Third-party payers are increasingly challenging the prices charged for medical care. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and medical devices, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

INVESTMENT RISKS

Directors, executive officers and principal stockholders own a significant percentage of the shares of Common Stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own approximately 75% of our outstanding shares of Common Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties, which we are currently obligated to pay .

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We subsequently issued an additional 2,153,585 shares of Series A Preferred Stock through December 31, 2006 to additional investors as well as in respect of dividends issued on the shares of Series A Preferred Stock we initially issued, and we may issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

•
the occurrence of “Non-Registration Events” including, the failure to cause a registration statement registering the shares of Common Stock underlying the Series A Preferred Stock and Warrants issued in connection therewith to be effective by February 25, 2007 (240 days following the closing of the private placement);

•	an uncured breach by us of any material covenant, term or condition in the Certificate of Designation or any of the related transaction documents; and

•	any money judgment or similar final process being filed against us for more than $100,000.

Because the registration statement we agreed to file was not declared effective within the time required under our agreements with the June 30, 2006 purchasers of the Series A Preferred Stock, dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum since February 26, 2007 and will continue to accrue at such date until the registration statement is effective, and are payable in cash for such period, and we are obligated to pay those purchasers an aggregate of $105,000 per 30-day period from February 26, 2007 through the date such registration statement is effective.

In addition, the registration rights provided for in the subscription agreement we entered into with the purchasers in this offering:

•
require that we file a registration statement with the SEC on or before 120 days from the closing to register the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, and cause such registration statement to be effective by February 25, 2007 (240 days following the closing); and

•
entitles each of these investors to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series A Preferred Stock if we fail to timely file that registration statement with, or have it declared effective by, the SEC.

Because the registration statement we agreed to file was not declared effective within the time required under our agreements with the June 30, 2006 purchasers of the Series A Preferred Stock, we are obligated to pay those purchasers an aggregate of $105,000 per 30-day period from February 26, 2007 through the date such registration statement is effective.

The Certificate of Designation, Subscription Agreement and related transaction documents also provide for various penalties and fees for breaches or failures to comply with provisions of those documents, such as the timely payment of dividends, delivery of stock certificates, and obtaining and maintaining an effective registration statement with respect to the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold in the offering.

Anti-Dilution Provisions Of The Series A Preferred Stock And Warrants, As Well As The Terms Of The Employment Agreement With Our Chief Executive Officer, Could Result In Dilution Of Stockholders

Both the conversion price of the Series A Preferred Stock and the exercise price of the Warrants are subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the Warrants, such conversion price and/or exercise price will be reduced to such lower price, further diluting holders of our Common Stock.

In addition, under our Employment Agreement with Al Kraus, our Chief Executive Officer, Mr. Kraus is entitled to be issued options to purchase Common Stock at a price of $6.64 per share so that the combined total of Common Stock owned by Mr. Kraus, including upon exercise of options, equals 5% of our outstanding Common Stock on a fully diluted basis. Mr. Kraus has such right until such time as an aggregate of $20 million of financing has been received by us following the commencement of his employment. Pursuant to his Employment Agreement, based on the number of currently outstanding shares of Common Stock, Series A Preferred Stock, warrants and options, Mr. Kraus is entitled to purchase 413,920 shares of Common Stock at a price $6.64 per share.

Penny Stock Regulations May Affect Your Ability To Sell Our Common Stock.

To the extent the price of our Common Stock remains below $5.00 per share, our Common Stock will be subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and "accredited investors" must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock and may make it more difficult for holders of our Common Stock to sell shares to third parties or to otherwise dispose of them.

Future Sales of Common Stock Could Result in a Decline in Market Price.

Following the completion of the merger, the holders of 3,750,000 shares of Common Stock are able to sell such shares without registering them under the Securities Act. In addition, we have filed a registration statement covers the resale of 9,312,273 shares of Common Stock underlying the Series A Preferred Stock and Warrants sold in the offering or issuable in connection therewith. Sales of a significant number of shares of Common Stock in the public market could result in a decline in the market price of our Common Stock.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock as described above. Subject to the rights of the holders of the Series A Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 88,000,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of the holders of our common stock. In addition, our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 75,000,000 shares remain available for issuance and may be issued by us without stockholder approval. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

Our Charter Documents and Nevada Law May Inhibit A Takeover That Stockholders May Consider Favorable.

Provisions in our articles of incorporation and bylaws, and Nevada law, could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their Common Stock. The authorization of undesignated preferred stock, for example, gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of us, or otherwise adversely affect holders of Common Stock in relation to holders of preferred stock.

Compliance with changing corporate governance and public disclosure regulations may result in additional expense.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations will require an increased amount of management attention and external resources. In addition, prior to the merger, our current management team was not subject to these laws and regulations, as MedaSorb was a private corporation. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our Common Stock is thinly traded on the OTC Bulletin Board, and we may be unable to obtain listing of our common stock on a more liquid market.

Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Stock Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

Item 2. Description of Properties.

We currently operate a 6,575 sq. ft. facility near Princeton, New Jersey, housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement which expired in February 2007. We expect to enter into a two-year renewal agreement for that lease shortly. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

Item 3. Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades in the over-the-counter-market on the OTC Bulletin Board under the symbol “MSBT.” Our Common Stock began trading on such market on August 9, 2006. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Price
	High	Low
2006
First quarter	n/a	n/a
Second quarter	n/a	n/a
Third quarter (from August 9)	$3.95	$1.25
Fourth quarter	$1.73	$0.57

The number of holders of record for our Common Stock as of December 31, 2006 was approximately 385. This number excludes individual stockholders holding stock under nominee security position listings.

Dividend Policy

We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our Series A Preferred Stock prohibit the payment of dividends on our Common Stock. Nonetheless, the holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2006, after giving effect to the merger.  The Registrant had no options outstanding prior to the merger, and all of the options below were issued in connection with the merger to former option holders of MedaSorb.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0	n/a	400,000(1)
Equity compensation plans not approved by stockholders	1,185,001	$15.66	2,205,599 (2)
Total	1,185,00 (3)	$15.66(3)	2,605,59

(1)	Represents options that may be issued under our 2003 Stock Option Plan.

(2)	Represents options that may be issued under our 2006 Long-Term Incentive Plan.

(3)
Represents options to purchase (i) 133,858 shares of Common Stock at a price of $41.47 per share, (ii) 247,121 shares of Common Stock at a price of $31.52 per share, (iii) 56,279 shares of Common Stock at a price of $21.57 per share, (iv) 34,028 shares of Common Stock at a price of $19.91 per share, (v) 443,507 shares of Common Stock at a price of $6.64 per share, (vi) 452 shares of Common Stock at a price of $3.32 per share, (vii) 103,000 shares of Common Stock at a price of $1.65 per share, and (viii) 166,756 shares of Common Stock at a price of $1.25 per share.

Item 6. Management’s Discussion and Analysis of Plan of Operation.

Reverse Merger

On June 30, 2006, pursuant to an Agreement and Plan of Merger, by and among us (formerly known as Gilder Enterprises, Inc.), MedaSorb Technologies, Inc., a Delaware corporation (“MedaSorb Delaware”) and MedaSorb Acquisition Inc., a newly formed wholly-owned Delaware subsidiary of ours, MedaSorb Delaware merged with MedaSorb Acquisition Inc. (now known as MedaSorb Technologies, Inc.), and the stockholders of MedaSorb Delaware became our stockholders. MedaSorb Technologies, Inc. is now a wholly owned subsidiary of ours, and its business (the business conducted by MedaSorb Delaware prior to the merger) is now our only business.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies have significant effect in the preparation of our consolidated financial statements.

Development Stage Corporation

The Company’s financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

Patents

Legal costs incurred to establish patents are capitalized. When patents are issued, capitalized costs are amortized on the straight-line method over the related patent term. In the event a patent is abandoned, the net book value of the patent is written off.

Convertible Notes Payable

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company evaluates its convertible notes payable to determine if an imbedded beneficial conversion feature (BCF) exists. If a BCF is determined to exist, the Company allocates a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognizes the value attributable to warrants to additional paid-in capital and a discount against the convertible debentures. The Company values the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market price on the date of grant. As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. Prior periods have not been restated.

PLAN OF OPERATIONS

We are a development stage company and expect to remain so for at least the next twelve months. We have not generated revenues to date and do not expect to do so until we commercialize and receive the necessary approvals to sell our proposed products. We will seek to commercialize a blood purification technology that efficiently removes middle molecular weight toxins from circulating blood.

We intend to initially focus our efforts on the commercialization of our CytoSorb™ product, which we believe will provide a relatively faster regulatory pathway to market. The first indication for CytoSorb™ will be in the treatment of sepsis (bacterial infection of the blood), which causes systematic inflammatory response syndrome. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrates of cytokines in the bloodstream associated with sepsis. It is intended for short term use as an adjunctive device to the standard treatment of sepsis. To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorb™ device.

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits the CytoSorb™ device may have in removing drugs from blood in situations such as patient overdoses.

In December 2006, we submitted to the FDA a proposed pilot study utilizing the CytoSorb™ device in humans for the treatment of sepsis. If the proposed pilot study is approved by the FDA, we anticipate commencing clinical studies by the third quarter of 2007. If these studies are successful and we obtain FDA approval to proceed with our follow-up pivotal study, we anticipate that we will be able to begin sales of CytoSorb™ by mid-to-late 2009. There can be no assurance that the FDA will allow us to conduct the pivotal study following receipt of data from the pilot study. Previous studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data which we will use in conducting clinical studies using our CytoSorb™ device. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain FDA approval to sell CytoSorb™. Even if we ultimately obtain FDA approval, because we can not control the timing of FDA responses to our submissions, there can be no assurance as to when such approval will be obtained.

Our research and development costs were $1,112,804 and $1,526,743 for the years ended December 31, 2006 and 2005, respectively. We have experienced substantial operating losses since inception. As of December 31, 2006, we had an accumulated deficit of $67,426,583 which included losses from operations of $7,671,580 and $3,665,596 for the years ended December 31, 2006 and December 31, 2005 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,051,932 and $2,162,703 respectively, for the years ended December 31, 2006 and December 31, 2005 respectively. Legal, financial, and other professional consulting costs were $912,379 and $948,209 for the years ended December 31, 2006 and 2005, respectively.

In addition, our loss for the year ended December 31, 2006 includes interest expense of $4,738,877 primarily consisting of the following, net of interest and dividend income of $106,392:

•
debt discount charges of $3,351,961 as a result of the issuance of 3,058,141 shares of common stock to the holders of MedaSorb Delaware convertible notes in the aggregate principal amount of $6,549,900 to induce those holders to convert those notes into common stock prior to the merger,

•	$423,309 of interest expense with respect to those convertible notes,

•
$1,000,000 of debt discount charges as a result of the issuance to Margie Chassman of 10,000,000 shares of common stock in connection with the funding of a $1,000,000 bridge loan to MedaSorb Delaware prior to the merger, and

•	$50,000 of interest expense with respect to the $1,000,000 bridge loan from Ms. Chassman.

Liquidity and Capital Resources

Since inception, the operations of MedaSorb Delaware have been financed through the private placement of its debt and equity securities. At December 31, 2005 (prior to the reverse merger), MedaSorb Delaware had cash of $707,256, an amount sufficient to fund its operations for approximately four months. Due to its losses and available cash at that time, MedaSorb Delaware’s audited consolidated financial statements for its year ended December 31, 2005 (which are now our financial statements) have been prepared assuming MedaSorb Delaware will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about the ability of MedaSorb Delaware to continue as a going concern.

As of December 31, 2006 we had cash on hand of $2,873,138, and current liabilities of $1,082,044.   We believe that we have sufficient cash to fund our operations through the fourth quarter of 2007, following which we will need additional financing before we can complete clinical studies and the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

In October 2005, MedaSorb Delaware entered into an Investment Agreement with Margie Chassman pursuant to which she advanced us $1,000,000. The advance bore interest at the rate of 6% per annum. Pursuant to the terms of the Investment Agreement, on October 28, 2006, the $1,000,000 advance was converted into 1,000,000 shares of Series A Preferred Stock and warrants to purchase 400,000 shares of Common Stock at a price of $2.00 per share.

Item 7. Financial Statements.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of December 31, 2006, to ensure that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

Not Applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by April 30, 2007 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to April 30, 2007.

Item 10. Executive Compensation.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by April 30, 2007 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to April 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by April 30, 2007 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to April 30, 2007.

Item 12. Certain Relationships and Related Transactions.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by April 30, 2007 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to April 30, 2007.

Item 13. Exhibits.

(a)	The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 29, 2006, by and among Gilder Enterprises, Inc., MedaSorb Corporation and MedaSorb Acquisition Inc. *

3.1	Articles of Incorporation of Gilder Enterprises, Inc. (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on March 29, 2004, and incorporated herein by reference).

3.2
Amendment to Registrant’s Articles of Incorporation effected August 1, 2006 (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 7, 2006, and incorporated herein by reference).

3.3	By-Laws of Gilder Enterprises, Inc. (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed on March 29, 2004, and incorporated herein by reference).

4.1	Certificate To Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, And Relative Rights Of Series A 10% Cumulative Convertible Preferred Stock, $.001 Par Value Per Share**

4.2	Form of Warrant issued to purchasers of Series A Preferred Stock. **

4.3	Form of Subscription Agreement, dated as of June 29, 2006, by and among Gilder Enterprises, Inc. and the purchasers party thereto. **

10.1‡	Employment Agreement, dated as of July 18, 2003, between Al Kraus and MedaSorb Technologies, LLC. *

10.2‡	Employment Agreement, dated as of July 1, 2005, between Vincent Capponi and MedaSorb Technologies, LLC. *

10.3‡	Employment Agreement, dated as of July 1, 2005, between David Lamadrid and MedaSorb Technologies, LLC. *

10.4‡	Employment Agreement, dated as of July 1, 2004, between Dr. James Winchester and MedaSorb Technologies, LLC. *

10.5‡	Gilder Enterprises, Inc. 2006 Long Term Incentive Plan. **

10.6	Stipulated Order and Settlement Agreement by and Between Bro-Tech Corporation and Purolite International Ltd. and MedaSorb Corporation. *

10.7	Subaward Agreement, dated May 2006, between MedaSorb Technologies and University of Pittsburgh. *

10.8	Letter Agreement, dated August 11, 2003, between RenalTech International and Guillermina Vega Montiel *

10.9	Term Sheet For An Investment In MedaSorb Technologies, LLC, dated October 26, 2005, between MedaSorb and Margie Chassman *

10.10	Form of Voting Agreement entered into by Margie Chassman and her transferees in connection with 10,000,000 shares of Common Stock. *

21	Subsidiaries of the Registrant *

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

*	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Registration Statement on Form SB-2, Registration No. 333-138247.

**	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006.

‡	Indicates a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by April 30, 2007 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to April 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, MedaSorb Technologies Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2007.

MEDASORB TECHNOLOGIES CORPORATION

By: /s/ Al Kraus
Al Kraus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al Kraus	Chief Executive Officer (Principal	March 29, 2007
Al Kraus	Executive Officer) and Director

/s/ David Lamadrid	Chief Financial Officer (Principal	March 29, 2007
David Lamadrid	Accounting and Financial Officer)
/s/ William R. Miller	Chairman of the Board	March 29, 2007
William R. Miller

/s/ Joseph Rubin	Director	March 29, 2007
Joseph Rubin, Esq.

/s/ Kurt Katz	Director	March 29, 2007
Kurt Katz

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,
Medasorb Technologies Corporation:

We have audited the accompanying balance sheets of Medasorb Technologies Corporation (f/k/a Gilder Enterprises, Inc.) (a development stage company), as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 1, 2001 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medasorb Technologies Corporation as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended and the cumulative period from January 1, 2001 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and negative cash flows from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, A Professional Corporation

New Brunswick, New Jersey
March 26, 2007

Report of Independent Public Accountants

To the Board of Directors and Stockholders,
Medasorb Technologies Corporation:

To the Board of Directors and Stockholders,
Medasorb Technologies Corporation:

We have audited the accompanying balance sheets of Medasorb Technologies Corporation (a development stage company), as of December 31, 2000 and 1999, and the related statements of operations, changes in members’ equity and cash flows for the period from inception (January 22, 1997) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medasorb Technologies Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from inception (January 22, 1997) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen, LLP

New York, New York
December 27, 2001

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$2,873,138	$707,256
Prepaid expenses and other current assets	24,880	19,261

Total current assets	2,898,018	726,517

Property and equipment - net	303,560	553,657

Other assets	243,471	181,307

Total long-term assets	547,031	734,964

Total Assets	$3,445,049	$1,461,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$942,265	$1,802,788
Accrued expenses and other current liabilities	69,779	412,646
Accrued interest	70,000	1,056,960
Stock subscribed	--	399,395
Convertible notes payable	--	3,429,899

Total current liabilities	1,082,044	7,101,688

Long-term liabilities:
Convertible notes payable	--	4,120,000

Total liabilities	1,082,044	11,221,688

Stockholders' Equity (Deficiency):

10% Series A Preferred Stock, Par Value $0.001, 100,000,000 and -0-
shares authorized at December 31, 2006 and 2005, respectively,
7,403,585 and -0- shares issued and outstanding, respectively	7,403	--
Common Stock, Par Value $0.001, 100,000,000 and 300,000,000 shares authorized at December 31, 2006 and 2005, respectively, 24,628,274
and 4,829,120 shares issued and outstanding, respectively	24,629	4,829
Additional paid-in capital	69,757,556	49,214,431
Deficit accumulated during the development stage	(67,426,583)	(58,979,467)

Total stockholders' equity (deficiency)	2,363,005	(9,760,207)

Total Liabilities and Stockholders' Equity (Deficiency)	$3,445,049	$1,461,481

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2006	2005

Revenue	$--	$--	$--

Expenses:

Research and development	40,892,771	1,112,804	1,526,743
Legal, financial and other consulting	6,259,513	912,379	948,209
General and administrative	20,138,109	939,128	635,960
Change in fair value of management and incentive units	(6,055,483)	--	(14,551)

Total expenses	61,234,910	2,964,311	3,096,361

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	--	(21,663)
Gain on extinguishment of debt	(206,608)	(31,608)	(175,000)
Interest expense, net	5,644,408	4,738,877	765,898

Total other (income) expense, net	5,416,137	4,707,269	569,235

Net loss	(66,651,047)	(7,671,580)	(3,665,596)

Series A preferred stock dividend	775,536	775,536	--

Net loss available to common shareholders	$(67,426,583)	$(8,447,116)	$(3,665,596)

Basic and diluted net loss per common share		$(0.56)	$(0.77)

Weighted average number of common stock outstanding		14,956,072	4,786,956

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2006

								Deficit
			Common Stock		Preferred Stock			Accumlated	Total
	Members'						Additional	During the	Stockholders'
	Equity (Deficiency)	Deferred Compensation	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Equity(Deficit)

Balance at January 22, 1997 (date of inception)	$--	$--	--	$--	--	$--	$--	$--	$--

Equity contributions	1,143,487	--	--	--	--	--	--	--	1,143,487

Subscriptions receivable	440,000	--	--	--	--	--	--	--	440,000

Technology contribution	4,550,000	--	--	--	--	--	--	--	4,550,000

Net loss	--	--	--	--	--	--	--	(5,256,012)	(5,256,012)

Balance at December 31, 1997	6,133,487	--	--	--	--	--	--	(5,256,012)	877,475

Equity contributions	2,518,236	--	--	--	--	--	--	--	2,518,236

Options issued to consultants	1,671	--	--	--	--	--	--	--	1,671

Subscriptions receivable	50,000	--	--	--	--	--	--	--	50,000

Net loss	--	--	--	--	--	--	--	(1,867,348)	(1,867,348)

Balance at December 31, 1998	8,703,394	--	--	--	--	--	--	(7,123,360)	1,580,034

Equity contributions	1,382,872	--	--	--	--	--	--	--	1,382,872

Equity issued to consultants	88,363	--	--	--	--	--	--	--	88,363

Recognition of deferred compensation	47,001	(47,001)	--	--	--	--	--	--	--

Amortization of deferred compensation	--	15,667	--	--	--	--	--	--	15,667

Subscriptions receivable	100,000	--	--	--	--	--	--	--	100,000

Net loss	--	--	--	--	--	--	--	(3,066,388)	(3,066,388)

Balance at December 31, 1999	10,321,630	(31,334)	--	--	--	--	--	(10,189,748)	100,548

Equity contributions	14,407,916	--	--	--	--	--	--	--	14,407,916

Equity issued to consultants	1,070,740	--	--	--	--	--	--	--	1,070,740

Warrants issued to consultants	468,526	--	--	--	--	--	--	--	468,526

Recognition of deferred compensation	27,937	(27,937)	--	--	--	--	--	--	--

Amortization of deferred compensation	--	46,772	--	--	--	--	--	--	46,772

Net loss	--	--	--	--	--	--	--	(10,753,871)	(10,753,871)

Balance at December 31, 2000	26,296,749	(12,499)	--	--	--	--	--	(20,943,619)	5,340,631

Equity contributions	13,411,506	--	--	--	--	--	--	--	13,411,506

Equity issued to consultants	161,073	--	--	--	--	--	--	--	161,073

Options issued to employee	2,847	--	--	--	--	--	--	--	2,847

Fees incurred in raising capital	(1,206,730)	--	--	--	--	--	--	--	(1,206,730)

Amortization of deferred compensation	--	12,499	--	--	--	--	--	--	12,499

Net loss	--	--	--	--	--	--	--	(15,392,618)	(15,392,618)

Balance at December 31, 2001	38,665,445	--	--	--	--	--	--	(36,336,237)	2,329,208

Equity contributions	6,739,189	--	--	--	--	--	--	--	6,739,189

Equity issued to consultants	156,073	--	--	--	--	--	--	--	156,073

Options issued to consultant	176,250	--	--	--	--	--	--	--	176,250

Options issued to employee	2,847	--	--	--	--	--	--	--	2,847

Fees incurred in raising capital	(556,047)	--	--	--	--	--	--	--	(556,047)

Forgiveness of loan receivable in exchange for equity	(1,350,828)	--	--	--	--	--	--	--	(1,350,828)

Net loss	--	--	--	--	--	--	--	(11,871,668)	(11,871,668)

Balance at December 31, 2002	43,832,929	--	--	--	--	--	--	(48,207,905)	(4,374,976)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2006

Deficit
		Common Stock		Preferred Stock			Accumlated	Total
Members'						Additional	During the	Stockholders'
Equity(Deficiency)	Deferred Compensation	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Equity(Deficit)

Equity contributions	4,067,250	--	--	--	--	--	--	--	4,067,250

Equity issued to consultants	16,624	--	--	--	--	--	--	--	16,624

Change in fair value of management units	2,952,474	--	--	--	--	--	--	--	2,952,474

Options issued to consultant	65,681	--	--	--	--	--	--	--	65,681

Fees incurred in raising capital	(343,737)	--	--	--	--	--	--	--	(343,737)

Forgiveness of loan receivable in exchange for equity	(281,340)	--	--	--	--	--	--	--	(281,340)

Net loss	--	--	--	--	--	--	--	(6,009,283)	(6,009,283)

Balance at December 31, 2003	50,309,881	--	--	--	--	--	--	(54,217,188)	(3,907,307)

Equity contributions	512,555	--	--	--	--	--	--	--	512,555

Change in fair value of management units	(2,396,291)	--	--	--	--	--	--	--	(2,396,291)

Fees incurred in raising capital	(80,218)	--	--	--	--	--	--	--	(80,218)

Net Loss	--	--	--	--	--	--	--	(1,096,683)	(1,096,683)

Balance at December 31, 2004	48,345,927	--	--	--	--	--	--	(55,313,871)	(6,967,944)

Equity contributions	92,287	--	--	--	--	--	--	--	92,287

Settlement of accounts payable in exchange for equity	836,319	--	--	--	--	--	--	--	836,319

Conversion of convertible notes payable and accrued interest for
equity	51,565	--	--	--	--	--	--	--	51,565

Change in fair value of management units	(14,551)	--	--	--	--	--	--	--	(14,551)

Fees incurred in raising capital	(92,287)	--	--	--	--	--	--	--	(92,287)

Reorganization from an LLC to "C" corporation	(49,219,260)	--	4,829,120	4,829	--	--	49,214,431		--

Net loss	--	--	--	--	--	--	--	(3,665,596)	(3,665,596)

Balance at December 31, 2005	--	--	4,829,120	4,829	--	--	49,214,431	(58,979,467)	(9,760,207)

Issuance of common stock for stock subscribed	--	--	240,929	241	--	--	799,644	--	799,885

Issuance of common stock to investor group for price protection	--	--	100,000	100	--	--	(100)	--	--

Issuance of stock options to employees, consultants and directors	--	--	--	--	--	--	143,352	--	143,352

Issuance of 10% Series A Preferred Stock for cash	--	--	--	--	5,300,000	5,300	5,530,143	(235,443)	5,300,000

Cost of raising capital associated with issuance of
preferred stock	--	--	--	--	--	--	(620,563)	--	(620,563)

Shares held by original stockholders of Parent immediately prior to
merger	--	--	3,750,000	3,750	--	--	(3,750)	--	--

Conversion of convertible debt, related accrued interest and shares
to induce conversion into common stock	--	--	5,170,880	5,171	--	--	11,376,939	--	11,382,110

Issuance of common stock in consideration for funding $1,000,000
convertible note payable per terms of merger transaction	--	--	10,000,000	10,000	--	--	990,000	--	1,000,000

Issuance of common stock in exchange for accounts payable and
services rendered	--	--	778,274	779	--	--	587,035	--	587,814

Conversion of common stock issued prior to reverse merger for 10%
Series A Preferred Stock	--	--	(240,929)	(241)	799,885	800	30,194	(30,753)	--

Non-cash stock dividends on 10% Series A Preferred Stock	--	--	--	--	303,700	303	303,397	(303,700)	--

Issuance of preferred stock for redemption of convertible note	--	--	--	--	1,000,000	1,000	1,204,640	(205,640)	1,000,000

Issuance of warrants to consultants for services	--	--	--	--	--	--	9,883	--	9,883

Issuance of warrants in exchange for accounts payable	--	--	--	--	--	--	192,311	--	192,311

Net loss	--	--	--	--	--	--	--	(7,671,580)	(7,671,580)

Balance at December 31, 2006	$--	$--	24,628,274	$24,629	7,403,585	$7,403	$69,757,556	$(67,426,583)	$2,363,005

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2006	2005

Cash flows from operating activities:
Net loss	$(66,651,047)	$(7,671,580)	$(3,665,596)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued as inducement to convert
convertible notes payable and accrued interest	3,351,961	3,351,961	--
Issuance of common stock to consultants for services	30,000	30,000	--
Depreciation and amortization	2,046,625	255,526	265,264
Amortization of debt discount	1,000,000	1,000,000	--
Gain on disposal of property and equipment	(21,663)	--	(21,663)
Gain on extinguishment of debt	(206,608)	(31,608)	(175,000)
Abandoned patents	183,556	--	183,556
Bad debts - employee advances	255,882	--	--
Contributed technology expense	4,550,000	--	--
Consulting expense	237,836	--	--
Management unit expense	1,334,285	--	(14,551)
Expense for issuance of warrants	478,409	9,883	--
Expense for issuance of options	390,977	143,352	--
Amortization of deferred compensation	74,938	--	--
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(296,428)	(5,619)	41,898
Other assets	(53,893)	(2,730)	--
Accounts payable and accrued expenses	2,798,244	(421,677)	775,665
Accrued interest	1,893,103	493,310	760,860

Net cash used by operating activities	(48,603,823)	(2,849,182)	(1,849,567)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	--	32,491
Purchases of property and equipment	(2,199,094)	--	(4,000)
Patent costs	(393,419)	(64,863)	(20,393)
Loan receivable	(1,632,168)	--	--

Net cash provided (used) by investing activities	(4,192,190)	(64,863)	8,098

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	400,490	--
Proceeds from issuance of preferred stock, net of related
issuance costs	4,679,437	4,679,437	--
Equity contributions - net of fees incurred	41,711,198	--	--
Proceeds from borrowing	8,378,631	--	2,132,581
Proceeds from subscription receivables	499,395	--	399,395

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net cash provided by financing activities	55,669,151	5,079,927	2,531,976

Net increase (decrease) in cash and cash equivalents	2,873,138	2,165,882	690,507

Cash and cash equivalents at beginning of period	--	707,256	16,749

Cash and cash equivalents at end of period	$2,873,138	$2,873,138	$707,256

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$511,780	$--	$7,871

Supplemental schedule of noncash financing activities:

Note payable principal and interest conversion to equity	$10,201,714	$9,030,149	$51,656

Issuance of member units for leasehold improvements	$141,635	$--	$--

Issuance of management units in settlement of cost of
raising capital	$437,206	$--	$92,287

Change in fair value of management units for cost of raising
capital	$278,087	$--	$--

Exchange of loan receivable for member units	$1,632,168	$--	$--

Issuance of common stock in exchange for stock
subscribed	$399,395	$399,395	$--

Issuance of equity in settlement of accounts payable	$1,586,444	$750,125	$836,319

Costs paid from proceeds in conjunction with issuance of
preferred stock	$620,563	$620,563	$--

Preferred stock dividends	$775,536	$775,536	$--

The Notes to Consolidated Financial Statements are an integral part of these statements.

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and Medasorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.”

On June 30, 2006, pursuant to an Agreement and Plan of Merger, by and among the Parent, MedaSorb Technologies, Inc., a Delaware corporation (formerly known as MedaSorb Corporation) (“MedaSorb Delaware”) and the Parent’s subsidiary (formerly known as MedaSorb Acquisition Inc.), MedaSorb Delaware merged (the “Merger”) with the Parent’s subsidiary, and the stockholders of MedaSorb Delaware became stockholders of the Parent. The business of the Subsidiary (the business conducted by MedaSorb Delaware prior to the Merger) is now the Company’s only business.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2006 of $67,426,583. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company has developed an intellectual property portfolio, including 21 issued and 5 pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of December 31, 2006, the Company has not commenced commercial operations and, accordingly, is in the development stage. The Company has yet to generate any revenue and has no assurance of future revenue.

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

Convertible Notes Payable
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company evaluates its convertible notes payable to determine if an imbedded beneficial conversion feature (BCF) exists. If a BCF is determined to exist, the Company allocates a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"), the Company recognizes the value attributable to warrants to additional paid-in capital and a discount against the convertible debentures. The Company values the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

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

Net Loss per Common Share
Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Refer to Note 10 for methodology for determining net loss per share.

Stock-Based Compensation
Through December 31, 2005, the Company has accounted for its stock compensation plans under the recognition and measurement principles of Accounting Principles Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price was greater than or equal to the market price on the grant date. Through December 31, 2005, the Company had not adopted the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, for employees and directors and, accordingly, has made all pro forma disclosures required. The Company adopted the requirements of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services” with regard to non-employees. Each option granted is fair valued on the date of grant. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123(R), the Company's pro forma net loss would have been as follows:

	Period from
	January 22, 1997	Year ended
	(date of inception) to	December 31,
Net Loss	December 31, 2005	2005
As reported	$58,979,467	$3,665,596
Pro forma	$59,053,461	$3,692,026

Under SFAS No. 123(R), the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (1) expected lives of five-ten years, (2) dividend yield of 0%, (3) risk-free interest rates ranging from 3.25% - 5.63%, and (4) volatility percentage of 0.01%.

Effective January 1, 2006, the Company has adopted the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, for employees and directors. The adoption of SFAS No. 123(R) has not had a significant effect on these financial statements.

Effects of Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123(R), including interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement SFAS 123(R) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company implemented the provisions of SFAS 123(R) and SAB 107 in the first quarter of calendar 2006 using the modified-prospective method, and it did not have a material impact on the Company’s consolidated financial position or cash flows. See Note 9 for further information and the required disclosures under SFAS 123(R) and SAB 107, including the impact of the implementation on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a significant impact on the consolidated results of operations or financial position of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on the consolidated results of operations or financial position of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired of issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect that the adoption of SFAS No. 156 will have a significant impact on the consolidated results of operations or financial position of the Company.

In July 2006, FASB has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company does not expect that the adoption of FIN No. 48 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Since the Company does not have a defined benefit plan or post-retirement plan, the Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:
December 31,	2006	2005	Depreciation/ Amortization Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,709,815	1,709,815	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,302,810	2,302,810
Less accumulated depreciation
and amortization	1,999,250	1,749,153
Property and Equipment, Net	$303,560	$553,657

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $250,096 and $259,836, respectively. Depreciation expense from inception to December 31, 2006 amounted to $2,026,338.

4. OTHER ASSETS:

Other assets consist of the following:

December 31,	2006	2005

Intangible assets, net	$189,577	$130,143
Security deposits	53,894	51,164
Total	$243,471	$181,307

Intangible assets consist of the following:

December 31,	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$209,863	$20,286	$145,000	$14,857

The issued patents that are capitalized are being amortized over the patents remaining legal life. Pending patents are not being amortized. Amortization expense amounted to $5,428 and $5,428 for the years ended December 31, 2006 and 2005, respectively. Amortization expense from inception to December 31, 2006 amounted to $20,286.

Amortization expense is anticipated to be approximately $8,800 for each of the next five years ended December 31, 2011. During the years ended December 31, 2006 and 2005, the Company abandoned its pursuit of certain patents and recorded a loss on abandonment in the amount of $0 and $183,556, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	December 31,
	2006	2005

Other payables	148,390	239,786
Legal, financial and consulting	290,168	883,092
Research and development	451,414	683,009
Filing fees	119,221	162,071
Employee compensation	2,851	247,476
	1,012,044	2,215,434

6. INCOME TAXES:

From inception through December 31, 2005, the Company incurred losses which, as a limited liability company, were passed through to its members. The Company was a corporation in 2006, and its tax loss of approximately $3,400,000 for the year ended December 31, 2006 also represents the Company’s net operating loss carryforward, which expires in 2026. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. A deferred tax asset has not been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

For the years ended December 31, 2006, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2006 is as follows:

Federal statutory rate	(34.0)%
Decrease resulting from:
Non-deductible expenses	18.6
Operating losses	15.4
Effective tax rate	--%

7. COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space and equipment expiring at various dates through September 2009. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

2007	$42,000
2008	5,000
2009	4,000
Total	$51,000

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2006 and 2005 amounted to approximately $226,000 and $259,000, respectively.

Employment Agreements

The Company has employment agreements with certain key executives through July 2008. The agreements provide for annual base salaries of varying amounts. Future minimum annual salaries are approximately as follows:

Year ending December 31,

2007	$200,000
2008	108,000
Total	$308,000

One of these agreements provides for an additional bonus payment based on achieving specific milestones as defined in the agreement, however, as of the date of this report, these milestones have not been met. Furthermore, this agreement includes an anti-dilution provision whereby the employee is granted options for the right to obtain 5% of the outstanding stock of the Company on a fully diluted basis. For the year ended December 31, 2006, the Company’s financial statements reflect the issuance of options to purchase 413,920 shares of common stock to this employee consistent with his employment agreement. The options were valued at approximately $69,600 and have been included as a charge to the consolidated statements of operations for the year ended December 31, 2006.

Litigation

The Company is involved in various claims and legal actions. Management is of the opinion that these claims and legal actions have no merit, but may have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

On September 1, 2006, MedaSorb and Purolite International Ltd. and its affiliates (“Purolite”) agreed to the settlement of the action that had been commenced by Purolite in which Purolite claimed ownership rights in certain of the Company’s patents. The settlement agreement provides the Company with the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the settlement agreement, the Company has agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product (see License Agreements). The Company has not generated any revenue from its products and has not incurred any royalty costs through December 31, 2006. The amount of future revenue subject to the settlement agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Royalty Agreements

In an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through December 31, 2006. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, MedaSorb has agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product (see Litigation). The Company has not generated any revenue from its products and has not incurred any royalty costs through December 31, 2006. The amount of future revenue subject to the Settlement Agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

8. CONVERTIBLE NOTES PAYABLE

From time to time beginning in 2003 through June 30, 2006, the Company issued convertible notes to various investors in the aggregate principal amount of $6,549,900. The notes bore interest at a rate of 12 percent per annum and were convertible into common stock at prices ranging from $3.32 per share to $6.64 per share (as adjusted for the Merger and conversion of MedaSorb Delaware from a limited liability company to a corporation). Some of the convertible notes were issued together with warrants. All of these convertible notes, in the aggregate principal amount of $6,549,900, together with $1,480,249 in accrued interest, were converted into equity on June 30, 2006 upon the closing of the Merger (see Note 1). In connection with this conversion, the Parent issued 5,170,880 shares of Common Stock and five-year warrants to purchase a total of 816,691 shares of Common Stock at a price of $4.98 per share. The 5,170,880 shares of Common Stock issued upon conversion includes 3,058,141 shares (“inducement shares”) issued to the note holders as an inducement for them to convert the convertible notes. The inducement shares were valued at $3,351,961, and such amount is included as a charge to interest expense in the consolidated statements of operations for the year ended December 31, 2006.

Separately, in 2005 the Company received a $1 million bridge loan in anticipation of the reverse merger transaction (see Note 1) which closed in June 2006. The loan bore interest at 6% per annum, repayable in cash or, at the option of the noteholder, converted into the Series A Preferred Stock and Warrants which were sold in connection with the Merger (see Note 1). The loan and accrued interest were due and payable on December 31, 2006, subject to earlier repayment in the event the Company were to complete an offering of securities generating gross proceeds of $5.5 million or more. In addition, in the event that less than $6.5 million of gross proceeds were raised in such an offering within 120 days from the date subscription materials were first circulated to potential investors, the balance of the bridge loan then outstanding, at the Company’s option, would be convertible into the securities sold in that offering. In consideration for both funding the loan and assisting in arranging the Merger transaction and concurrent offering, the noteholder was also issued 10 million shares of common stock in 2006. Due to the contingent nature of completing the reverse merger, the Company could not be reasonably assured that the reverse merger would take place until its consummation in 2006. Accordingly, the issuance of common stock associated with these contingencies resulted in the Company recording a debt discount charge in the amount of $1,000,000 at the date of the reverse merger closing in 2006. The terms of the agreement provided the note to be due currently. Therefore, the Company immediately amortized the debt discount entirely at the date of the reverse merger closing, resulting in a charge to the consolidated statements of operations for the year ended December 31, 2006 in the amount of $1,000,000.

In October 2006, pursuant to the terms of the Investment Agreement with the bridge loan holder, the $1,000,000 bridge loan was converted into 1,000,000 shares of 10% Series A Preferred Stock and warrants to purchase 400,000 shares of Common Stock at a price of $2.00 per share. In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocated the $1,000,000 of proceeds based on the relative fair value to the preferred stock as follows: $917,180 was allocated to the preferred stock and $82,820 to the warrants. Additionally, the Company evaluated if the embedded conversion option resulted in a beneficial conversion feature, however, the proceeds allocated to the preferred stock exceeded the market value of the common stock subject to conversion, resulting in a beneficial conversion feature in the amount of $122,820. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature totaling $205,640 has been recorded as a preferred stock dividend and is included in the consolidated statements of operations for year ended December 31, 2006. As noted above, the Company has concluded that the conversion feature is not considered a derivative under EITF 00-19 and SFAS 133.

9. STOCKHOLDERS' EQUITY

10% Series A Preferred Stock
Each share of Series A Preferred Stock has a stated value of $1.00, and is convertible at the holder’s option into that number of shares of Common Stock equal to the stated value of such share of Series A Preferred Stock divided by an initial conversion price of $1.25. Upon the occurrence of a stock split, stock dividend, combination of the Common Stock into a smaller number of shares, issuance of any of shares of Common Stock or other securities by reclassification of the Common Stock, merger or sale of substantially all of the Company’s assets, the conversion rate will be adjusted so that the conversion rights of the Series A Preferred Stock stockholders will be equivalent to the conversion rights of the Series A Preferred Stock stockholders prior to such event. In addition, in the event the Company sells shares of Common Stock (or the equivalent thereof) at a price of less than $1.25 per share, the conversion price of the shares of Series A Preferred Stock will be reduced to such lower price. In addition, in the event the Company sells shares of Common Stock (or the equivalent thereof) at a price of less than $2.00 per share, the exercise price of the warrants will be reduced to such lower price.

The Series A Preferred Stock bears a dividend of 10% per annum payable quarterly, at the Company’s election in cash or additional shares of Series A Preferred Stock valued at the stated value thereof; provided, however, that the Company must pay the dividend in cash if an “Event of Default” as defined in the Certificate of Designation designating the Series A Preferred Stock has occurred and is then continuing. In addition, upon an Event of Default, the dividend rate increases to 20% per annum. An Event of Default includes, but is not limited to, the following:

•
the occurrence of “Non-Registration Events” including, the failure to cause a registration statement registering the shares of Common Stock underlying the Series A Preferred Stock and Warrants issued in connection therewith to be effective within 240 days following the closing of the private placement;

•	an uncured breach by the Company of any material covenant, term or condition in the Certificate of Designation or any of the related transaction documents; and
•	any money judgment or similar final process being filed against the Company for more than $100,000.

In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series A Preferred Stock will receive, in priority over the holders of Common Stock, a liquidation preference equal to the stated value of such shares plus accrued dividends thereon.

The Series A Preferred Stock is not redeemable at the option of the holder but may be redeemed by the Company at its option following the third anniversary of the issuance of the Series A Preferred Stock for 120% of the stated value thereof plus any accrued but unpaid dividends upon 30 days' prior written notice, during which time the Series A Preferred Stock may be converted, provided a registration statement is effective under the Securities Act with respect to the Common Stock into which such Preferred is convertible and an Event of Default is not then continuing.

Holders of Series A Preferred Stock do not have the right to vote on matters submitted to the holders of Common Stock.
The registration rights provided for in the subscription agreements entered into with the purchasers of the Series A Preferred Stock: 1) requires that the Company file a registration statement with the SEC on or before 120 days from the closing to register the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants, and cause such registration statement to be effective within 240 days following the closing; and 2) entitles each of these investors to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series A Preferred Stock if the Company fails to timely file that registration statement with, or have it declared effective by, the SEC (see Note 11).

The transaction documents entered into with the purchasers of the Series A Preferred Stock also provide for various penalties and fees for breaches or failures to comply with provisions of those documents, such as the timely payment of dividends, delivery of stock certificates upon conversion of the Series A Preferred Stock or exercise of the warrants, and obtaining and maintaining an effective registration statement with respect to the shares of Common Stock underlying the Series A Preferred Stock and warrants sold in the offering.

In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuances during the year ended December 31, 2006, the Company received total proceeds of $7,099,885. The Company allocated the total proceeds in accordance with EITF 00-27 based on the related fair value to the preferred stock as follows: $6,776,667 was allocated to the preferred stock and $323,218 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $148,618. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock,” and SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended),” and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative under EITF 00-19 and SFAS 133.

Stock Option Plans
As of December 31, 2006, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 2,500,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2006 there were outstanding options to purchase 294,401 shares of common stock under the 2006 Plan. Additionally, as of December 31, 2006 there were options to purchase 890,600 shares of Common Stock that were issued outside of the 2006 Plan.

The 2006 Plan as well as grants issued outside of the Plan are administered by the Compensation Committee of the Board (the Committee).  The Committee is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom incentives are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options.  The Committee is also authorized to prescribe, amend and rescind terms relating to options granted under the 2006 Plan.  Generally, the interpretation and construction of any provision of the 2006 Plan or any options granted hereunder is within the discretion of the Committee.

The 2006 Plan provides that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code.  Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. “Non-Qualified Options.”  Because the Company has not yet obtained shareholder approval of the 2006 Plan, all options granted thereunder to date are “Non-Qualified Options” and until such shareholder approval is obtained, all future options issued under the 2006 Plan will also be “Non-Qualified Options.”

Stock-based Compensation
Effective January 1, 2006, the Company implemented the fair value recognition provisions of SFAS 123(R) and SAB 107 for all share-based compensation. Share-based employee compensation for the year ended December 31, 2006 in the amounts of approximately $31,300 and $112,000 (net of related tax), is included in the net loss of $7,671,580 under the captions research and development and general and administrative, respectively.

The summary of the stock option activity for the year ended December 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding, January 1, 2006	512,247	$27.49	5.2
Granted	673,105	6.65	9.2
Cancelled	(351)	6.64	8.0
Exercised	--	--	--
Outstanding, December 31, 2006	1,185,001	$15.66	7.5

The weighted-average grant date fair value for options granted during the years ended December 31, 2006 and 2005 amounted to approximately $0.30 and $0.44 per share, respectively.

At December 31, 2006, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to approximately $63,000.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2006	1,105	$0.00
Granted	673,105	$0.30
Cancelled	(351)	$0.00
Vested	(594,194)	$0.24
Exercised	--	--
Non-vested, December 31, 2006	79,665	$0.77

As of December 31, 2006, approximately $61,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 6.7 years.

As of December 31, 2006, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
1,206	$41.47	January 9, 2007
25,995	$19.91	February 8, 2007
603	$41.47	February 24, 2007
2,652	$41.47	May 30, 2007
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$2.00	October 31, 2011
240,125	$2.00	October 24, 2016

As of December 31, 2006, the Company has the following warrant to purchase preferred stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional 5 year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

Equity Instruments Issued for Services Rendered
During the years ended December 31, 2006 and 2005, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

10. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2006 and 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 1,185,001 and 3,994,875 incremental shares, respectively, as well as shares issuable upon conversion of Series A Convertible Preferred Stock and Preferred Stock Warrant representing approximately 6,342,868 incremental shares have been excluded from the computation of diluted EPS as they are anti-dilutive.

11. SUBSEQUENT EVENTS

Effective January 1, 2007, the Company appointed a new Chairman of the Board, agreed to compensate him at the rate of $20,000 per annum, and issued him an option to purchase 200,000 shares of Common Stock exercisable at $1.65 per share.

In January 2007, the Company issued options to purchase 176,000 shares of Common Stock to employees and a consultant exercisable at $1.90 per share.

In February 2007, the Company issued an option to purchase 400,000 shares of Common Stock to an employee exercisable at $1.26 per share.

The Company is required to file a registration statement under the terms of the subscription agreements for 5,250,000 shares of Series A Preferred Stock with an aggregate stated value of $5,250,000, sold to four institutional investors (See Note 9). The registration rights provided for in the subscription agreements entered into with these investors requires the Company to file a registration statement with the SEC and cause it to be declared effective by the SEC by February 25, 2007.  The failure to have the registration statement timely declared effective by the SEC constitutes an event of default under the Certificate of Designation and entitles those investors to liquidated damages of two percent (2%) of the purchase price of the Series A Preferred Stock per 30-day period.  The Company filed the registration statement, but it has not yet been declared effective by the SEC. Accordingly, the Company is obligated to pay those investors an aggregate of $105,000 per 30-day period from February 26, 2007 through the date that the registration statement is declared effective by the SEC, and cash dividends on the shares of Series A Preferred Stock issued to those investors began to accrue at the rate of 20% per annum on February 26, 2007 and will continue to accrue at that rate until the registration statement is declared effective.