Form 10KSB/A
period 2006-12-31
MedaSorb Technologies CORP
filed 2007-04-30
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB/A
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
___________________
Transitional Small Business Disclosure Format: ☐ Yes ☑ No

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Al Kraus	62	President and Chief Executive Officer, Director

William R. Miller	78	Chairman of the Board

James Winchester, MD	62	Chief Medical Officer

Vincent Capponi	48	Chief Operating Officer

David Lamadrid	36	Chief Financial Officer

Edward R. Jones, MD, MBA	58	Director

Joseph Rubin, Esq.	68	Director

Kurt Katz	74	Director

Al Kraus. Mr. Kraus has more than twenty-five years’ experience managing companies in the dialysis, medical device products, personal computer and custom software industries. He has been the President and Chief Executive Officer of MedaSorb since 2003. Prior to joining us, from 2001 to 2003, Mr. Kraus was President and CEO of NovoVascular Inc., an early stage company developing coated stent technology. From 1996 to 1998, Mr. Kraus was President and CEO of Althin Healthcare and from 1998 to 2000, of Althin Medical Inc., a manufacturer of products for the treatment of end stage renal disease. While CEO of Althin, he provided strategic direction and management for operations throughout the Americas. From 1979 to 1985, Mr. Kraus was U.S. Subsidiary Manager and Chief Operating Officer of Gambro Inc., a leading medical technology and healthcare company. Mr. Kraus was the Chief Operating Officer of Gambro when it went public in the United States in an offering led by Morgan Stanley.

William R. Miller. Mr. Miller has been the Chairman of the Board since January 1, 2007. Mr. Miller served as Vice Chairman of the Board of Directors of the Bristol-Myers Squibb Company from 1985 until 1991, at which time he retired. Mr. Miller has served as a director of ImClone Systems Incorporated since June 1996 and also serves as the Chairman of the Board of Vion Pharmaceuticals, Inc. Mr. Miller previously served as Chairman of Cold Spring Harbor Laboratory, a non-profit institution, and the Pharmaceutical Manufacturers Association. Mr. Miller is also a Trustee of the Manhattan School of Music, a director of the Opera Orchestra of New York and a Managing Director of the Metropolitan Opera Association. Mr. Miller earned his M.A. in Philosophy, Politics and Economics from St. Edmund Hall, Oxford University, Oxford, England.

James Winchester, M.D. Prior to joining MedaSorb in 2000, Dr. Winchester was Professor of Medicine and Director of Dialysis Programs at Georgetown University School of Medicine for more than 25 years. Dr. Winchester is also currently the Chief of the Nephrology Division at Beth Israel Medical Center, a position he has held since July 2004. He has published more than 200 articles in scientific and medical journals, and has co-authored eight books in the fields of renal replacement therapy and clinical poisoning management. Dr. Winchester is editor-in chief of Replacement of Renal Function, the most widely used textbook for nephrology fellows. Dr. Winchester has published more articles on hemoperfusion than any other nephrologist in the world. He is widely recognized as one of the world’s leading experts in hemoperfusion and toxicology, and is a former member of the Scientific Advisory Board for Total Renal Care (Davita). Dr. Winchester received his medical degree from the University of Glasgow and is a Fellow of the Royal College of Physicians and Surgeons of Glasgow, and a Fellow of the American College of Physicians.

Vincent Capponi. Mr. Capponi joined MedaSorb as Vice President of Operations in 2002 and became its Chief Operating Officer in July 2005. He has more than 20 years of management experience in medical device, pharmaceutical and imaging equipment at companies including Upjohn, Sims Deltec and Sabratek. Prior to joining MedaSorb in 2002, Mr. Capponi held several senior management positions at Sabratek and its diagnostics division GDS, and was interim president of GDS diagnostics in 2001. From 1998 to 2000, Mr. Capponi was Senior Vice President and Chief Operating Officer for Sabratek and Vice President Operations from 1996 to 1998. He received his MS in Chemistry and his BS in Chemistry and Microbiology from Bowling Green State University.

David Lamadrid.  Mr. Lamadrid has been with MedaSorb since 2000 and has served as its Chief Financial Officer since October 2002. He has 15 years of business experience in finance and operations. Prior to joining MedaSorb in 2000, Mr. Lamadrid was a financial analyst at Chase Manhattan Bank working in the Middle Market Banking Group. Mr. Lamadrid received his MBA from New York University, a BS in Finance from St. John’s University, and an AAS in Accounting from S.U.N.Y. Rockland.

Edward R. Jones, MD, MBA. Dr. Jones has been a director of ours since April 2007. Dr. Jones is an attending physician at the Albert Einstein Medical Center and Chestnut Hill Hospital as well as Clinical Professor of Medicine at Temple University Hospital. Dr. Jones has published or contributed to the publishing of 30 chapters, articles, and abstracts on the subject of treating kidney-related illnesses. He is a sixteen-year member of the Renal Physicians Association, the Philadelphia County Medical Society and a past board member of the National Kidney Foundation of the Delaware Valley. Dr. Jones has been elected to serve as the next President of the Renal Physicians Association starting in 2009.

Joseph Rubin, Esq. Mr. Rubin became a director of MedaSorb in 1997. Mr. Rubin is a founder and Senior Partner of Rubin, Bailin, and Ortoli, LLP an international and domestic corporate and commercial law firm in New York City, where he has practiced law since 1986. Mr. Rubin also teaches at the Columbia University School of International and Public Affairs, where he is also Executive Director of the International Technical Assistance Program for Public Affairs (ITAP). Mr. Rubin was Adjunct Professor at the Columbia University Graduate School of Business from 1973 to 1994, and taught at Columbia Law School in 1996. Mr. Rubin received his law degree from Harvard Law School, and his B.A., MIA, and M.Phil degrees in political science and international relations from Columbia University.

Kurt Katz, M.Ch.E. Mr. Katz became a director of MedaSorb in 1997. Since retiring from Peabody International Corporation in 1986, Mr. Katz has pursued various business interests. He is currently the Chairman of Polymeric Resources Corporation, a polymer company engaged in the manufacture of nylon and compounding. Mr. Katz served as President and Chief Operating Officer of Peabody, which specializes in energy and environmental products. Mr. Katz served as Executive Vice President and Chief Operating Officer of Peabody from 1981 to 1983, and was a Director from 1977 to 1985. Prior to joining Peabody in 1973, Mr. Katz held a variety of management positions with Westinghouse Electric Corporation, where he served for 18 years and was directly involved in the launching of new products, divisions and subsidiaries. .Mr. Katz has a B.S. and M.S. in chemical engineering, and an MBA.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments filed with the SEC by persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that, with the exception of the late filing of one Form 4 by each of Kurt Katz and Joseph Rubin, directors, and the late filing of a Form 3 by Guillermina Montiel, a holder of more than 10% of our Common Stock, all reporting requirements under Section 16(a) for the 2006 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

Code of Conduct

We maintain a Code of Business Conduct and Ethics that is applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer, and our directors. The Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.

Audit Committee Financial Expert

The Board of Directors does not have an Audit Committee, and therefor does not have an “audit committee financial expert,” as such term is defined in Item 401(e) of Regulation S-B.

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2006, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total ($)
Al Kraus Chief Executive Officer	2006	201,257	-0-	69,555 (2)	270,812
Vincent Capponi, Chief Operating Officer	2006	178,441	200	40,297(3)	218,939
David Lamadrid, Chief Financial Officer	2006	135,629	200	-0-	135,829
Dr. James Winchester Chief Medical Officer	2006	120,000	-0-	40,297(4)	160,297

(1)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R) for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2006.

(2)
Reflects options to purchase 413,920 shares of Common Stock, all of which are currently exercisable at an exercise price of $6.64 per share. Options to purchase 332,094 of these shares were granted on September 30, 2006 and expire on September 30, 2016, and options to purchase 81,826 of these shares were granted on December 31, 2006 and expire on December 31, 2016.

(3)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $1.65 per share, which options were granted on December 31, 2006 and expire on December 31, 2016. This option vested and became exercisable as to 16,667 shares on the date of grant, and will vest and become exercisable as to 16,667 shares on December 31, 2007; and as to 16,666 shares on December 31, 2008.

(4)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $1.65 per share, which were granted on December 31, 2006 and expire on December 31, 2016. This option vested and became exercisable as to 16,667 shares on the date of grant, and will vest and become exercisable as to 16,667 shares on December 31, 2007; and as to 16,666 shares on December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2006, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2006

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Al Kraus	332,094 81,826	-- --	6.64 (1 6.64 (1	) )	9/30/16 12/31/16
Vincent Capponi	16,667	33,333	1.65 (2)		12/31/16
David Lamadrid	--	--	--		--
Dr. James Winchester	16,667	33,333	1.65 (3)		12/31/16
(1)	Fully vested

(2)	Vests and becomes exercisable as to (i) 16,667 shares on December 31, 2006; (ii) 16,667 shares on December 31, 2007; and (iii) 16,666 shares on December 31, 2008.

(3)	Vests and becomes exercisable as to (i) 16,667 shares on December 31, 2006; (ii) 16,667 shares on December 31, 2007; and (iii) 16,666 shares on December 31, 2008.

Director Compensation

The following table shows for the fiscal year ended December 31, 2006 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2006

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Joseph Rubin (2)	-0-	9,732 (2)	9,732
Kurt Katz (3)	-0-	9,732 (2)	9,732

(1)
The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2006.

(2)	At December 31, 2006, Mr. Rubin held options to purchase 61,715 shares of our Common Stock.

(3)
At December 31, 2006, we had issued on behalf of Mr. Katz options to purchase 56,817 shares of our Common Stock in connection with his service as a director. All of these options have been issued to a trust established by Mr. Katz for the benefit of his children.

Our directors did not receive any cash compensation for their service on the Board of Directors during 2006. On June 15, 2006, in anticipation of our June 30, 2006 merger and private placement, each non-employee director of MedaSorb Delaware was granted an option to purchase that number of shares of MedaSorb Delaware common stock equal to the number of shares of common stock then subject to director options held by such person that had exercise prices ranging from $6.64 to $21.57. The options issued on June 15, 2006 have an exercise price of $1.25 per share, which is the conversion price of the Series A Preferred Stock issued in the June 30, 2006 private placement. The non-employee directors of MedaSorb Delaware at the time of that grant included our current non-employee directors Joseph Rubin and Kurt Katz, who were each issued options to purchase 15,069 shares of common stock; Brian Murray and Jean Futrell, who were each issued options to purchase 15,069 shares of common stock, and Bruce Davis, who was issued an option to purchase 2,260 shares of common stock. All of these options became options to purchase the same number of shares of our Common Stock at the same exercise price following the merger. In addition, on August 1, 2006, we granted options to purchase 5,000 shares of Common Stock at an exercise price of $1.25 per share to each of our non-employee directors, Joseph Rubin and Kurt Katz, following the determination of our Board that such grant fairly reflected the services provided by our non-employee directors during 2006.

In 2007, we approved arrangements under which each non-employee director receives a fee of $2,000 for each Board meeting attended in person and a fee of $1,000 for each Board meeting participated in by telephone. In addition, our Board approved a policy under which each non-employee director will be eligible to be issued options to purchase up to 10,000 shares of our Common Stock on December 31, 2007 based on attendance at Board meetings held during 2007, so that, for example, a non-employee director attending all of our meetings would be entitled to receive an option to purchase 10,000 shares of our Common Stock, and a non-employee director attending 80% of our meetings would be entitled to receive an option to purchase 8,000 shares of our Common Stock. Such options will be exercisable at the closing price of our Common Stock on the date of grant. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

In connection with his appointment as Chairman of the Board, we agreed to compensate Mr. Miller at the rate of $20,000 per annum, and on January 1, 2007 issued Mr. Miller a ten year option to purchase 200,000 shares of our Common Stock at a price of $1.65 per share (the last reported sales price on the OTC Bulletin Board on December 29, 2006). We have also agreed to issue to Mr. Miller in 2008, to the extent he continues to serve as our Chairman, an additional option to purchase 100,000 shares of Common Stock. Such options would be exercisable at the closing price of our Common Stock on the date of grant.

Employment Agreements with Named Executive Officers

Agreement with Chief Executive Officer

MedaSorb Delaware entered into an Employment Agreement, dated as of July 18, 2003, with Al Kraus, our Chief Executive Officer. The Employment Agreement provides for an initial five-year term of employment as our Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Kraus received an annual base salary of $200,000 through December 31, 2006. Effective January 1, 2007, Mr. Kraus’s annual base salary was increased to $216,351. Under the Employment Agreement, Mr. Kraus was also granted an option to purchase 5% of the outstanding equity interests of MedaSorb Delaware (which was then a limited liability company) on a fully-diluted basis, and will be issued additional options so that the combined total of Common Stock owned by Mr. Kraus, including upon exercise of options, equals 5% of our outstanding Common Stock on a fully diluted basis. Mr. Kraus has such right until such time as an aggregate of $20 million of financing has been received by MedaSorb Delaware (including us following the merger) following the commencement of his employment. These options are exercisable at a price of $6.64 per share of Common Stock, and based on the number of currently outstanding shares of Common Stock, Series A Preferred Stock, warrants and options, entitle Mr. Kraus to purchase 413,920 shares of Common Stock. In 2005, MedaSorb Delaware’s board approved the issuance to Mr. Kraus of “Management Units” of the limited liability company in lieu of the options he was then entitled to under the Employment Agreement. As a result of the conversion of MedaSorb Delaware to a corporation and the merger, the Management Units issued under the Employment Agreement were exchanged for 1,393,631 shares of Common Stock.

In the event that Mr. Kraus’s employment is terminated as a result of his death, his heirs will be entitled to 120-days of salary. In the event Mr. Kraus is terminated for “justifiable cause” we will pay him his accrued and unpaid base salary through the date of termination. If Mr. Kraus’s employment is terminated without cause or in the event of a Change of Control, he will be entitled to one-year’s base salary payable monthly over a period of one year.

Mr. Kraus is prohibited under the Employment Agreement from disclosing any of our confidential information (as defined in the agreement) during the term of his employment and any time thereafter and, following the termination of the agreement with us, from competing with us and directly or indirectly soliciting any of our customers or suppliers for a period of one year, and from soliciting our employees for a period of three years.

On February 8, 2007, Mr. Kraus, was granted an immediately exercisable option to purchase 400,000 shares of our Common Stock at an exercise price of $1.26 (the closing price of our Common Stock on the date of grant).

Agreement with Chief Operating Officer

MedaSorb Delaware entered into an Employment Agreement, dated as of July 1, 2005, with Vincent Capponi, our Chief Operating Officer. The Employment Agreement provides for an initial term of one-year, with automatic annual renewal unless either party provides notice to the other within 120 days prior to the end of the year of its intention not to renew. Under the terms of the Employment Agreement, Mr. Capponi received an annual base salary of $181,886 through December 31, 2006. Effective January 1, 2007, Mr. Capponi’s annual base salary was increased to $195,527. Under the Employment Agreement, Mr. Capponi was also granted Management Units equal to 1.5% of the outstanding equity interests of MedaSorb Delaware (which was then a limited liability company) on a fully-diluted basis, and was entitled to receive additional Management Units so that Mr. Capponi continued to hold Management Units equal to 1.5% of the outstanding equity of MedaSorb Delaware on a fully diluted basis until December 31, 2005. This right has expired. As a result of the conversion of MedaSorb Delaware to a corporation and the merger, these Management Units were exchanged for 418,086 shares of our Common Stock.

In the event that Mr. Capponi’s employment is terminated as a result of his death, his heirs will be entitled to 120-days of salary. In the event Mr. Capponi is terminated for “justifiable cause” we will pay him his accrued and unpaid base salary through the date of termination. If Mr. Capponi’s employment is terminated without cause or in the event of Change of Control, he will be entitled to one-year’s base salary payable monthly for a period of one year.

Mr. Capponi is prohibited under the Employment Agreement from disclosing any of our confidential information (as defined in the agreement) during the term of his employment and any time thereafter, and following the termination of the agreement with us, from competing with us and directly or indirectly soliciting any of our customers or suppliers for a period of one year, and from soliciting our employees for a period of three years.

Agreement with Chief Financial Officer

MedaSorb Delaware entered into an Employment Agreement, dated as of July 1, 2005, with David Lamadrid, our Chief Financial Officer. The Employment Agreement provides for an initial term of one-year, with automatic annual renewal unless either party provides notice to the other within 120 days prior to the end of the year of its intention not to renew. Under the terms of the Employment Agreement, Mr. Lamadrid received an annual base salary of $135,629 through December 31, 2006. Effective January 1, 2007, Mr. Lamadrid’s annual base salary was increased to $145,801. Under the Employment Agreement, Mr. Lamadrid was also granted Management Units equal to 1.8% of the outstanding equity interests of MedaSorb Delaware (which was then a limited liability company) on a fully-diluted basis, and was entitled to receive additional Management Units so that Mr. Lamadrid continued to hold Management Units equal to 1.8% of the outstanding equity of MedaSorb Delaware on a fully diluted basis until December 31, 2005. This right has expired. As a result of the conversion of MedaSorb Delaware to a corporation and the merger, these Management Units were exchanged for 501,704 shares of our Common Stock.

In the event that Mr. Lamadrid’s employment is terminated as a result of his death, his heirs will be entitled to 120-days of salary. In the event Mr. Lamadrid is terminated for “justifiable cause” we will pay him his accrued and unpaid base salary through the date of termination. If Mr. Lamadrid’s employment is terminated without cause or in the event of Change of Control, he will be entitled to one-year’s base salary payable monthly for a period of one year.

Mr. Lamadrid is prohibited under the Employment Agreement from disclosing any of our confidential information (as defined in the agreement) during the term of his employment and any time thereafter, and following the termination of the agreement with us, from competing with us and directly or indirectly soliciting any of our customers or suppliers for a period of one year, and from soliciting our employees for a period of three years.

On January 16, 2007, we granted Mr. Lamadrid an option to purchase 150,000 shares of our Common Stock at an exercise price of $1.90 (the closing price of our Common Stock on the date of grant). The option is currently exercisable as to 50,000 shares, and becomes exercisable as to an additional 50,000 shares on January 16, 2008 and the remaining 50,000 shares on January 16, 2009.

Agreement with Chief Medical Officer

MedaSorb Delaware entered into an Employment Agreement, dated as of July 1, 2004, with Dr. James Winchester, our Chief Medical Officer. The Employment Agreement provides for an initial term of one-year, with automatic annual renewal unless either party provides notice to the other within 90 days prior to the end of the year of its intention not to renew. Under the terms of the Employment Agreement, Dr. Winchester receives an annual base salary of $120,000. Dr. Winchester’s primary employment is with Beth Israel Medical Center, as the Chief of its Nephrology division. Although the time Mr. Winchester provides to us varies from time to time, it is generally in the range of one-half day to one full day per week.

Dr. Winchester is prohibited under his Employment Agreement from disclosing any of our confidential information (as defined in the agreement) during the term of his employment and any time thereafter, and following the termination of this agreement with us, from competing with us and directly or indirectly soliciting any of our customers, suppliers or employees for a period of one year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of April 23, 2007, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED[1]
	Number		Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)
Margie Chassman(2)	6,638,334	(2)	25.1%

Guillermina Montiel(3)	5,052,456		20.5%

Margery Germain(4)	2,000,000		8.1%

Robert Shipley (5)	1,495,710		5.8%

Directors and Executive Officers

Al Kraus(6)	2,207,551		8.7%

William R. Miller (7)	200,000		*

David Lamadrid (8)	558,734		2.3%

Vince Capponi (9)	434,753		1.8%

Joseph Rubin(10)	388,284		1.6%

James Winchester(11)	69,186		*

Kurt Katz(12)	59,077		*

Edward Jones	0		*

All directors and executive officers as a group (eight persons)(12)	3,917,585		15.0%
*  Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of April 23, 2007 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 24,485,696 shares of Common Stock outstanding as of April 23, 2007.

2
Based on information reflected in a Schedule 13G filed by Ms. Chassman with the SEC on November 20, 2006, and includes 630,000 shares of Common Stock ultimately issuable upon exercise and conversion of the Series A Preferred Stock and warrants underlying the warrant we issued Ms. Chassman upon the closing of our Series A Preferred Stock private placement, 800,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 400,000 shares of Common Stock issuable upon exercise of warrants. Ms. Chassman has waived her registration rights with respect to the Series A Preferred Stock and warrants. Margie Chassman is married to David Blech. Mr. Blech disclaims beneficial ownership of these shares. Since 1980 Mr. Blech has been a founder of companies and venture capital investor in the biotechnology sector. His initial venture investment, Genetic Systems Corporation, which he helped found and served as treasurer and a member of the board of directors, was sold to Bristol Myers in 1986 for $294 million of Bristol Myers stock. Other companies he helped found include DNA Plant Technology, Celgene Corporation, Neurogen Corporation, Icos Corporation, Incyte Pharmaceuticals, Alexion Pharmaceuticals and Neurocrine Biosciences. He was also instrumental in the turnaround of Liposome Technology, Inc. and Biotech General Corporation. In 1990 Mr. Blech founded D. Blech & Company, which, until it ceased doing business in September 1994, was a registered broker-dealer involved in underwriting biotechnology issues. In May 1998, David Blech pled guilty to two counts of criminal securities fraud, and, in September 1999, he was sentenced by the U.S. District Court for the Southern District of New York to five years’ probation, which was completed in September 2004. Mr. Blech also settled administrative charges by the Commission in December 2000 arising out of the collapse in 1994 of D. Blech & Co., of which Mr. Blech was President and sole stockholder. The settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No.10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter styled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. (“NASD”) for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000.

3	Includes 58,472 shares issuable upon exercise of stock options.

4	Includes 1,700,000 shares of Common Stock held directly by Ms. Germain and 300,000 shares of Common Stock held by her minor children.

5	Includes 328,402 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 661,293 shares of Common Stock issuable upon exercise of warrants and options.

6
Includes 413,920 shares of Common Stock issuable upon exercise of stock options pursuant to Mr. Kraus’s Employment Agreement described above, and an additional 400,000 shares of Common Stock. issuable upon other currently exercisable stock options.

7	These shares are issuable upon exercise of stock options

8	Includes 50,000 shares of Common Stock issuable upon exercise of stock options.

9	Includes 16,667 shares of Common Stock issuable upon exercise of stock options.

10
Includes 2,050 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 303,970 shares of Common Stock issuable upon exercise of warrants and stock options. Does not include shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

11	Includes 16,667 shares of Common Stock issuable upon exercise of stock options.

12
Includes 56,817 shares of Common Stock issuable upon exercise of stock options, all of which are held by a trust established for the benefit of Mr. Katz’s children. Mr. Katz does not exercise voting control over these shares and disclaims beneficial ownership of the shares.

13	Includes an aggregate of 1,460,091 shares of Common Stock issuable upon exercise of stock options and warrants and conversion of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In October 2005, MedaSorb Delaware entered into an Investment Agreement with Margie Chassman pursuant to which she advanced us $1,000,000. At the time of the advance, Ms. Chassman was not a stockholder of, or otherwise affiliated with, MedaSorb Delaware. The advance bore interest at the rate of 6% per annum. Pursuant to the terms of the Investment Agreement, on October 28, 2006, the $1,000,000 advance was converted into 1,000,000 shares of Series A Preferred Stock (convertible into 800,000 shares of Common Stock) and warrants to purchase 400,000 shares of Common Stock at a price of $2.00 per share. On the date of conversion, the last reported sales price of our Common Stock was $1.44, so that the aggregate market value of the 800,000 shares of Common Stock underlying the Series A Preferred Stock issued on October 28, 2006 was $1,152,000, and the aggregate market value of the 400,000 shares of Common Stock underlying the Warrants issued on October 28, 2006, which had an aggregate exercise price of $800,000, was $576,000.

The Investment Agreement provided that Ms. Chassman would be issued 10 million shares of common stock in consideration for funding the loan, and further provided that she would assist in arranging a “Qualified Merger” and that she would “invest or arrange for others to invest” between $3 to $11.5 million. This assistance consisted primarily of consultations between MedaSorb Delaware and Ms. Chassman’s husband, David Blech. Mr. Blech introduced MedaSorb Delaware to potential placement agents, investors and merger partners including the company (Gilder Enterprises, Inc.) that MedaSorb Delaware ultimately merged with. Mr. Blech also introduced us to the four institutional investors that purchased $5.25 million of our securities on June 30, 2006. Mr. Blech also assisted us in structuring these transactions. Of the four investors, two had co-invested with Ms. Chassman in other transactions, and the other two were introduced by the investors that had previously invested with Ms. Chassman. A description of Mr. Blech and his background can be found in footnote 2 to the Principal Stockholders table. We have been informed that Ms. Chassman has operated a small graphic design business for at least fifteen years and, for at least the last seven years, has invested in numerous early stage biotechnology and information technology companies. Ms. Chassman has also informed us that her portfolio of investments, exclusive of her investment in MedaSorb, is currently worth in excess $25,000,000.

In consideration for funding the $1 million advance, in addition to the securities into which such loan was converted on October 28, 2006 as described above, Ms. Chassman and her designees were issued an aggregate of 10 million shares of Common Stock prior to the merger; such shares are included in the 20,340,929 shares of common stock of MedaSorb Delaware outstanding immediately prior to the June 30, 2006 merger. Upon issuance, the shares were valued at $12,500,000 based on the conversion price of the 5,250,000 shares of Series A Preferred Stock sold on that date. These shares of Common Stock are subject to a 12-month lock-up agreement expiring June 30, 2007 and a voting agreement entitling us to voting rights with respect to such shares until the earlier to occur of a transfer of those shares to an unrelated third party or June 30, 2008.

Following transfers effected by Ms. Chassman, the 10,000,000 shares of Common Stock are currently held as follows:

Stockholder	Shares of Common Stock

Margie Chassman	4,795,000

Margery Germain	2,000,000

Central Yeshiva Beth Joseph	1,000,000

Wood River Trust	1,050,000

Spring Charitable Remainder Trust	1,150,000

Miriam Fisher	5,000

The share held by Ms. Germain include 300,000 shares held directly by her minor children. Wood River Trust is a trust formed for the benefit of Evan Blech, the son of Ms. Chassman and Mr. Blech. The trustees of Wood River Trust are Harvey Kesner and Michael C. Doyle. Ms. Chassman and Mr. Blech are the income beneficiaries of Spring Charitable Remainder Trust, and its remainder beneficiary is a charitable organization yet to be designated. Andrew Levinson is the trustee of the Spring Charitable Remainder Trust.

In connection with our June 30, 2006 sale of Series A Preferred Stock and warrants to four institutional investors which generated gross proceeds of $5.25 million, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consist of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

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

Separate from the $1 million advance provided by Ms. Chassman, from time to time beginning in 2003 through June 30, 2006, MedaSorb Delaware issued convertible notes to various investors in the aggregate principal amount of $6,549,900. The notes bore interest at a rate of 12 percent per annum and were convertible into common stock at prices ranging from $3.32 per share to $6.64 per share (as adjusted for the merger and conversion of MedaSorb Delaware from a limited liability company to a corporation). Some of the convertible notes were issued together with warrants. On June 30, 2006, these convertible notes, in the aggregate principal amount of $6,549,900, together with $1,480,249 in accrued interest, were converted into 5,170,880 shares of Common Stock and five-year warrants to purchase a total of 816,691 shares of Common Stock at a price of $4.98 per share. The 5,170,880 shares of Common Stock issued upon conversion includes 3,058,141 shares issued to the note holders as an inducement for them to convert the convertible notes. The inducement shares were valued at $3,351,961, and such amount is included as a charge to interest expense in our Consolidated Statements of Operations for the nine months ended September 30, 2006. Guillermina Vega Montiel, a principal stockholder of ours, held approximately $4,120,000 in principal amount of the convertible notes, which together with $679,800 of accrued interest, converted into 4,354,189 of the shares of Common Stock issued as a result of the conversion.

Joseph Rubin is a director of ours and performs legal services from time to time. At December 31, 2006, MedaSorb Delaware owed Mr. Rubin’s firm approximately $5,000 in respect of legal services provided by his firm to MedaSorb Delaware.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above; and AL Kraus, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 13. Exhibits.

14	Code of Business Conduct and Ethics of MedaSorb Technologies Corporation

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, A Professional Corporation, for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by WithumSmith+Brown during those years.

	2006	2005

Audit fees (1)	$127,772	$41,200
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

Total fees	$127,772	$41,200
_____________________________

(1)
Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Registration Statement on Form SB-2 and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services, and no such services were provided to us during the year ended December 31, 2006. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, MedaSorb Technologies Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2007.

MEDASORB TECHNOLOGIES CORPORATION

By:	/s/ Al Kraus
Al Kraus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al Kraus	Chief Executive Officer (Principal Executive Officer) and Director	April 30, 2007
Al Kraus

/s/ David Lamadrid
David Lamadrid	Chief Financial Officer (Principal Accounting and Financial Officer)	April 30, 2007

/s/ William R. Miller
William R. Miller	Chairman of the Board	April 30, 2007

/s/ Joseph Rubin
Joseph Rubin, Esq.	Director	April 30, 2007

/s/ Kurt Katz
Kurt Katz	Director	April 30, 2007

/s/ Edward Jones
Edward Jones, MD	Director	April 30, 2007