Form 10QSB
period 2007-03-31
MedaSorb Technologies CORP
filed 2007-05-15
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 14, 2007 there were 24,688,274 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:   ☐ Yes   ☑ No

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-QSB

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (March 31, 2007 and 2006 are unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION
Item 6. Exhibits	14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,189,655	$2,873,138
Prepaid expenses and other current assets	33,335	24,880

Total current assets	2,222,990	2,898,018

Property and equipment - net	279,153	303,560

Other assets	252,039	243,471

Total long-term assets	531,192	547,031

Total Assets	$2,754,182	$3,445,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$879,118	$942,265
Accrued expenses and other current liabilities	113,481	69,779
Accrued interest	70,000	70,000
Dividends/penalties payable	372,116	--

Total current liabilities	1,434,715	1,082,044

Stockholders Equity:
10% Series A Preferred Stock, Par Value $0.001, 100,000,000
shares authorized at March 31, 2007 and December 31, 2006,
7,536,579 and 7,403,585 shares issued and outstanding, respectively	7,536	7,403
Common Stock, Par Value $0.001, 100,000,000 and 100,000,000
Shares authorized at March 31, 2007 and December 31, 2006,
respectively, 24,628,274 shares issued and outstanding	24,629	24,629
Additional paid-in capital	70,347,502	69,757,556
Deficit accumulated during the development stage	(69,060,200)	(67,426,583)

Total stockholders' equity	1,319,467	2,363,005

Total Liabilities and Stockholders' Equity	$2,754,182	$3,445,049

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Three months ended March 31,
	March, 31 2007	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--

Expenses:

Research and development	41,237,182	344,411	288,981
Legal, financial and other consulting	6,389,039	129,526	384,538
General and administrative	20,823,528	685,419	137,775
Change in fair value of management and incentive units	(6,055,483)	--	--

Total expenses	62,394,266	1,159,356	811,294
Other (Income) Expenses:
Gain on disposal of property and equipment	(21,663)	--	--
Gain on extinguishment of debt	(206,608)	--	--
Interest (Income) expense, net	5,613,559	(30,849)	204,083
Penalties associated with non-registration	320,023	320,023	--
Total Other (Income) Expenses	5,705,311	289,174	204,083
Net loss	(68,099,577)	(1,448,530)	(1,015,377)
Series A Preferred Stock Dividend	908,530	132,994	--
Series A Preferred Cash Dividend	52,093	52,093	--
Net Loss available to common shareholders	$(69,060,200)	$(1,633,617)	$(1,015,377)

Basic and diluted net loss per common share		$(0.07)	$(0.20)

Weighted average number of shares of
common stock outstanding		24,628,274	4,992,763

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2006 to March 31, 2007

						Deficit
						Accumulated
	Common Stock		Preferred Stock		Additional	During the	Total
	Shares	Par value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)

Balance at December 31, 2006	24,628,274	$24,629	7,403,585	$7,403	$69,757,556	$(67,426,583)	$2,363,005

Issuance of stock options to employees, consultants, and directors	--	--	--	--	457,085	--	457,085

Non-cash stock dividend on 10% Series A Preferred Stock	--	--	132,994	133	132,861	(132,994)	--

Cash dividend on 10% Series A Preferred Stock	--	--	--	--	--	(52,093)	(52,093)

Net loss	--	--	--	--	--	(1,448,530)	(1,448,530)

Balance at March 31, 2007 (Unaudited)	24,628,274	$24,629	7,536,579	$7,536	$70,347,502	$(69,060,200)	$1,319,467

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 22,1997	Three months	Three months
	(date of inception) to	ended	Ended
	March 31, 2007	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(68,099,577)	$(1,448,530)	$(1,015,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert
convertible notes payable and accrued interest	3,351,961	--	--
Issuance of common stock to consultant for services	30,000	--	--
Depreciation and amortization	2,094,650	48,025	63,882
Amortization of debt discount	1,000,000	--	--
Gain on disposal of property and equipment	(21,663)	--	--
Gain on extinguishment of debt	(206,608)	--	--
Abandoned patents	183,556	--	--
Bad debts - employee advances	255,882	--	--
Contributed technology expense	4,550,000	--	--
Consulting expense	237,836	--	--
Management unit expense	1,334,285	--	--
Expense for issuance of warrants	478,409	--	--
Expense for issuance of options	848,062	457,085	--
Amortization of deferred compensation	74,938	--	--
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(304,883)	(8,455)	(14,753)
Other assets	(53,893)	--	--
Accounts payable and accrued expenses	2,778,799	(19,445)	281,036
Accrued interest expense	1,893,103	--	211,655
Dividends/penalty payable	320,023	320,023	--

Net cash used by operating activities	(49,255,120)	(651,297)	(473,557)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	--	--
Purchases of property and equipment	(2,220,522)	(21,428)	--
Patent costs	(404,177)	(10,758)	(3,000)
Loan receivable	(1,632,168)	--	--

Net cash used by investing activities	(4,224,376)	(32,186)	(3,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	--	400,490
Proceeds from issuance of preferred stock	4,679,437	--	--
Equity contributions - net of fees incurred	41,711,198	--	--
Proceeds from borrowings	8,378,631	--	--
Proceeds from subscription receivables	499,395	--	--

Net cash provided by financing activities	55,669,151	--	400,490

See accompanying notes to consolidated financial statements.

Net increase in cash and cash equivalents	2,189,655	(683,483)	(76,067)

Cash and cash equivalents - beginning of period	--	2,873,138	707,256

Cash and cash equivalents - end of period	$2,189,655	$2,189,655	$631,189

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$511,780	$--	$--

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,201,714	$--	$--

Issuance of member units for leasehold improvements	$141,635	$--	$--

Issuance of management units in settlement of cost of raising capital	$437,206	$--	$--

Change in fair value of management units for cost of raising capital	$278,087	$--	$--

Exchange of loan receivable for member units	$1,632,168	$--	$--

Issuance of equity in settlement of accounts payable	$1,586,444	$--	$--

Issuance of common stock in exchange for stock subscribed	$399,395	$--	$399,395

Costs paid from proceeds in conjunction with issuance preferred stock	$620,563	$--	$--

Preferred Stock Dividends	$960,623	$185,087	$--

See accompanying notes to consolidated financial statements.

Medasorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
March 31, 2007

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and MedaSorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 10-KSB filed with the Commission on March 30, 2007.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2007 of $69,060,200. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of March 31, 2007, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the June 30, 2006 reverse merger may be limited due to the change in ownership.

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

Financial Instruments
The carrying values of accounts payable and other debt obligations approximated their fair values due to their short-term nature.

Stock-Based Compensation
The Company accounts for its stock-based compensation under the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, for employees and directors whereby each option granted is valued at fair market value on the date of grant. Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

Effects of Recent Accounting Pronouncements
The Company has adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements or adjustments to deferred tax assets and related valuation allowance. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. To date, the Company has not generated any income. Accordingly the Company has not been, and does not expect to be, assessed interest or penalties by tax jurisdictions.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value.  The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs.  Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating this pronouncement in connection with SFAS No. 157.

3. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2007, the Company recorded a non-cash stock dividend of $132,994 in connection with the issuance of 132,994 shares of Series A Preferred Stock as a stock dividend payable to its preferred shareholders as of March 31, 2007. In addition, due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers are required to be paid in cash, and the dividend rate increased from 10% per annum to 20% per annum from February 26, 2007 through May 7, 2007, the date such registration statement became effective, and (ii) the Company is obligated to pay those purchasers an aggregate of $105,000 per 30-day period from February 26, 2007 through May 7, 2007. In connection with such cash dividend and penalty obligations, the Company’s financial statements for the three month period ended March 31, 2007 reflects an aggregate charge of $320,023 for the incremental cash dividends and penalties payable to the June 30, 2006 purchasers of the Series A Preferred Stock.

During the three months ended March 31, 2007, the Company issued stock options to employees, consultants and directors resulting in a compensation expense of approximately $457,000, approximately $6,000 and $451,000 of which is presented in research and development expenses and general and administrative expenses, respectively.

The summary of the stock option activity for the three months ended March 31, 2007 is as follows:
		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2007	1,185,001	$15.66	7.2
Granted	776,000	$1.50	9.8
Cancelled	--	--	--
Exercised	--	--	--
Outstanding March 31, 2007	1,961,001	$10.06	8.2

At March 31, 2007, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $0.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2007 is as follows:
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2007	79,665	$.77
Granted	776,000	$.73
Cancelled	--	--
Vested	659,668	$.69
Exercised	--	--
Non-vested, March 31, 2007	195,997	$.86

As of March 31, 2007, approximately $167,500 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 5.6 years.

As of March 31, 2007, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date
2,652	$41.47	May 30, 2007
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$2.00	October 31, 2011
240,125	$2.00	October 24, 2016

As of March 31, 2007, the Company has the following warrants to purchase preferred stock outstanding:

Number of Shares to be Purchased	Warrant Exercise Price per Preferred Share	Warrant Expiration Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

4. COMMITMENTS AND CONTINGENCIES

Pending Litigation

The Company may, at times, become involved in various claims and legal actions. At the time of this filing, the Company was not involved in any legal claims expected to have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Employment Agreements

The Company has employment agreements with certain key executives through July 2008. One of these agreements provides for an additional bonus payment based on achieving specific milestones as defined in the agreement, however, as of the date of this report, these milestones have not been met. Furthermore, this agreement includes an anti-dilution provision whereby the employee is granted options for the right to maintain 5% of the outstanding stock of the Company on a fully diluted basis.

Royalty Agreements

In an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorbTM device. The Company has not generated any revenue from this product and has not incurred any royalty costs through March 31, 2007. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. The Company has not generated any revenue from its products and has not incurred any royalty costs through March 31, 2007. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

5. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 5,928,072 and 799,201 incremental shares at March 31, 2007 and 2006, respectively, as well as shares issuable upon conversion of Series A Convertible Preferred Stock and Preferred Stock Warrants representing 6,659,263 and -0-incremental shares at March 31, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive.

6. SUBSEQUENT EVENTS

On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

These unaudited condensed consolidated financial statements and discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 10-KSB filed with the Commission on March 30, 2007.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; limited clinical studies of our products; acceptance of the Company's medical devices in the marketplace; potential litigation; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2007.

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

We intend to initially focus our efforts on the commercialization of our CytoSorbTM product, which we believe will provide a relatively faster regulatory pathway to market. The first indication for CytoSorbTM will be in the adjunctive treatment of sepsis (bacterial infection of the blood), which causes systematic inflammatory response syndrome. CytoSorbTM has been designed to prevent or reduce the accumulation of high concentrations of cytokines in the bloodstream associated with sepsis. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorbTM device.

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorbTM has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits the CytoSorbTM device may have in removing drugs from blood in situations such as patient overdoses.

In December 2006, we submitted to the FDA a proposed pilot study utilizing the CytoSorbTM device in humans for the adjunctive treatment of sepsis. The FDA has responded to our proposal and conditionally approved a limited study of five patients. We are now preparing additional information for the FDA’s consideration. We intend to propose to the FDA a phase-in approach to patient enrollment under which the number of patients approved for our study would be increased. If the pilot study, as proposed by us, is approved by the FDA, we anticipate commencing clinical studies in the third or fourth quarter of 2007. If these studies are successful and we obtain FDA approval to proceed with our follow-up pivotal study, we anticipate that we will be able to begin sales of CytoSorbTM by mid-to-late 2009. There can be no assurance that the FDA will allow us to conduct the pivotal study following receipt of data from the pilot study. Previous studies using our BetaSorbTM device in patients with chronic kidney failure have provided valuable data, which we will use in conducting clinical studies using our CytoSorbTM device. No assurance can be given that our proposed CytoSorbTM product will work as intended or that we will be able to obtain FDA approval to sell CytoSorbTM. Even if we ultimately obtain FDA approval, because we cannot control the timing of FDA responses to our submissions, there can be no assurance as to when such approval will be obtained.  In addition, we are currently investigating the requirements for obtaining the CE Mark (European Union regulatory approval) for the CytoSorbTM device, and have engaged a European regulatory and clinical consultant to assist us in that regard.

Our research and development costs were $344,411 and $288,981 for the three months ended March 31, 2007 and 2006, respectively. We have experienced substantial operating losses since inception. As of March 31, 2007, we had an accumulated deficit of $69,060,200 which included losses from operations of $1,448,530 for the three month period ended March 31, 2007. In comparison, we had losses from operations of $1,015,377 for the three month period ended March 31, 2006. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which were $1,029,830 for the three-months ended March 31, 2007.

Our net loss available to common shareholders for the three months ended March 31, 2007 includes $372,116 for cash dividends and penalties payable to the June 30, 2006 purchasers of our Series A Preferred Stock. The cash dividends and penalties are payable as a result of our failure to have the registration statement we filed on behalf of these purchasers declared effective by the SEC by February 26, 2007. As a result, from that date through the end of the three month period, (i) cash dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum, and (ii) penalties of $105,000 per 30-day period accrued to those purchasers. The registration statement was declared effective by the SEC following the end of the quarter on May 7, 2007.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2006, we had cash of $2,873,138. Due to our losses and limited amounts of available cash, our audited consolidated financial statements for the year ended December 31, 2006 have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

As of March 31, 2007 we had cash on hand of $2,189,655, and current liabilities of $1,434,715.   We believe that we have sufficient cash to fund our operation through the fourth quarter of 2007, following which we will need additional financing before we can complete clinical studies and the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

Our current liabilities at March 31, 2007 include $372,116 of dividends and liquidated damages payable to the June 30, 2006 purchasers of our Series A Preferred Stock as described above.

  Item 3.  Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of March 31, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected.

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

MEDASORB TECHNOLOGIES CORPORATION
Date: May 15, 2007	By: /s/ David Lamadrid
Name: David Lamadrid Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934