Form 10QSB
period 2007-06-30
MedaSorb Technologies CORP
filed 2007-08-14
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 14, 2007 there were 25,044,932 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:   ☐ Yes   ☑ No

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-QSB

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (June 30, 2007 and 2006 are unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6. Exhibits	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
  MEDASORB TECHNOLOGIES CORPORATION
  (a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,465,919	$2,873,138
Prepaid expenses and other current assets	69,376	24,880

Total current assets	1,535,295	2,898,018

Property and equipment - net	233,064	303,560

Other assets	251,129	243,471

Total long-term assets	484,193	547,031

Total Assets	$2,019,488	$3,445,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$807,650	$942,265
Accrued expenses and other current liabilities	90,698	69,779
Accrued interest	—	70,000
Dividends/penalties payable	632,762	—

Total current liabilities	1,531,110	1,082,044

Stockholders Equity:
10% Series A Preferred Stock, Par Value $0.001, 100,000,000 shares authorized at June 30, 2007 and December 31, 2006, 7,427,452 and 7,403,585 shares issued and outstanding, respectively	7,427	7,403
Common Stock, Par Value $0.001, 100,000,000 and 100,000,000 Shares authorized at June 30, 2007 and December 31, 2006, 24,765,775 and 24,628,274 shares issued and outstanding, respectively	24,766	24,629
Additional paid-in capital	70,418,849	69,757,556
Deficit accumulated during the development stage	(69,962,664)	(67,426,583)

Total stockholders' equity	488,378	2,363,005

Total Liabilities and Stockholders' Equity	$2,019,488	$3,445,049

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22, 1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2007	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Expenses:

Research and development	41,535,562	642,791	488,194	298,380	199,213
Legal, financial and other consulting	6,520,617	261,104	603,003	131,578	218,465
General and administrative	21,011,478	873,369	301,543	187,950	163,768
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	63,012,174	1,777,264	1,392,740	617,908	581,446

Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(212,922)	(6,314)	—	(6,314)	—
Interest expense (income), net	5,595,410	(48,998)	4,813,171	(18,149)	4,609,088
Penalties associated with non-registration of Series A Preferred Stock	440,631	440,631	—	120,608	—
Net loss	(68,813,630)	(2,162,583)	(6,205,911)	(714,053)	(5,190,534)
Series A Preferred Stock Dividend	956,903	181,367	—	48,373	—
Series A Preferred Cash Dividend	192,131	192,131	—	140,038	—
Net Loss available to common shareholders	$(69,962,664)	$(2,536,081)	$(6,205,911)	$(902,464)	$(5,190,534)

Basic and diluted net loss per common share		$(0.10)	$(1.20)	$(0.04)	$(0.96)
Weighted average number of shares of common stock outstanding		24,663,094	5,188,416	24,697,913	5,380,281

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
  (a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31,
2006 to June 30, 2007

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Par value	Shares	Par Value	Capital	Stage	Equity

Balance at December 31, 2006	24,628,274	$24,629	7,403,585	$7,403	$69,757,556	$(67,426,583)	$2,363,005

Issuance of stock options to employees, consultants, and directors	—	—	—	—	457,085	—	457,085

Non-cash stock dividend on 10% Series A Preferred Stock	—	—	181,367	181	181,186	(181,367)	—

Cash dividend on 10% Series A Preferred Stock	—	—	—	—	—	(192,131)	(192,131)

Issuance of common stock in exchange for accounts payable	11,501	11	—	—	22,991	—	23,002

Conversion of preferred stock Into Common Stock	126,000	126	(157,500)	(157)	31	—	—

Net loss	—	—	—	—	—	(2,162,583)	(2,162,583)

Balance at June 30, 2007 (Unaudited)	24,765,775	$24,766	7,427,452	$7,427	$70,418,849	$(69,962,664)	$488,378

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 22,1997	Six months	Six months
	(date of inception) to	ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(68,813,630)	$(2,162,583)	$(6,205,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	3,351,961
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,143,149	96,524	127,762
Amortization of debt discount	1,000,000	—	1,000,000
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(212,921)	(6,313)	—
Abandoned patents	183,556	—	1,347
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	478,409	—	—
Expense for issuance of options	848,062	457,085	46,919
Amortization of deferred compensation	74,938	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(340,924)	(44,496)	(90,687)
Other assets	(53,893)	—	—
Accounts payable and accrued expenses	2,713,863	(84,381)	419,749
Accrued interest expense	1,823,103	(70,000)	473,310
Dividends/penalty payable	440,631	440,631	—

Net cash used by operating activities	(49,977,356)	(1,373,533)	(875,550)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,220,522)	(21,428)	—
Patent costs	(405,677)	(12,258)	(3,000)
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,225,876)	(33,686)	(3,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	400,490
Proceeds from issuance of preferred stock	4,679,437	—	4,629,437
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowings	8,378,631	—	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	55,669,151	—	5,029,927

See accompanying notes to consolidated financial statements.

Net increase in cash and cash equivalents	1,465,919	(1,407,219)	4,151,377

Cash and cash equivalents - beginning of period	—	2,873,138	707,256

Cash and cash equivalents - end of period	$1,465,919	$1,465,919	$4,858,633

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$581,780	$70,000	$—

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,201,714	$—	$8,030,149

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$23,002	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$399,395

Costs paid from proceeds in conjunction with issuance preferred stock	$620,563	$—	$620,563

Preferred Stock Dividends	$1,061,089	$285,553	$—

Issuance of 10,000,000 shares of common stock in consideration for funding $1,000,000 convertible note payable	$1,000,000	$—	$1,000,000

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
June 30, 2007

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and MedaSorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2007 and the results of its operations and cash flows for the six and three month periods ended June 30, 2007 and 2006, and for the period January 22, 1997 (date of inception) to June 30, 2007. Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 10-KSB filed with the Commission on March 30, 2007.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2007 of $69,962,664. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 21 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of June 30, 2007, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses (NOL) generated prior to the June 30, 2006 reverse merger may be limited due to the change in ownership. In addition, the Company was a limited liability company through December 31, 2005. Consequently, all losses generated prior to December 31, 2005 are not available for utilization as an NOL for the Company.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R). “Accounting for Stock-Based Compensation”, for employees and directors whereby each option granted is valued at fair market value on the date of grant. Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

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

Effects of Recent Accounting Pronouncements

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible items either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company is currently evaluating this pronouncement in connection with SFAS No. 157.

3. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2007 the Company recorded a non-cash stock dividend of $181,367 in connection with the issuance of 181,367 shares of Series A Preferred Stock as a stock dividend payable as well as a cash dividend payable of $192,131 to its preferred shareholders as of June 30, 2007. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate has increased from 10% per annum to 20% per annum, and (iii) were entitled to liquidating damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, the Company’s financial statements for the six month period ending June 30, 2007 reflects an aggregate charge of $440,631 for the incremental cash dividends and penalties payable to the June 30, 2006 purchasers of the Series A Preferred Stock. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission. Pursuant to a settlement agreement signed in August 2007, the dividend rate and the payment terms reverted back to the original agreement and the 2% liquidating damage penalties ceased to accrue as of May 7, 2007. (See Note 6 “Subsequent Events”).

During the six months ended June 30, 2007, 157,500 shares of Series A Preferred Stock were converted into 126,000 shares of Common Stock at a rate of $1.25 as stipulated in the preferred stock agreements. The conversions had no effect on the statement of operations for the six months ended June 30, 2007.

During the six months ended June 30, 2007, the Company issued stock options to employees, consultants and directors resulting in a compensation expense of approximately $457,000, approximately $6,000 and $451,000 of which is presented in research and development expenses and general and administrative expenses, respectively.

During the six months ended June 30, 2007, the Company issued 11,501 shares of common stock to settle accounts payable in the amount of $23,002. The settlement had no effect on the statements of operations for the six months ended June 30, 2007.

The summary of the stock option activity for the six months ended June 30, 2007 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2007	1,185,001	$15.66	7.0
Granted	776,000	$1.50	9.6
Cancelled	–	–	–
Exercised	–	–	–
Outstanding June 30, 2007	1,961,001	$10.06	8.0

At June 30, 2007, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $0.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2007	79,665	$.77
Granted	776,000	$.73
Cancelled	–	–
Vested	664,668	$.69
Exercised	–	–
Non-vested, June 30, 2007	190,997	$.87

As of June 30, 2007, approximately $167,500 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 5.5 years.

As of June 30, 2007, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011
52, 080	$2.00	July 31, 2011
400,000	$2.00	October 31, 2011
240,125	$2.00	October 24, 2016

As of June 30, 2007, the Company has the following warrants to purchase preferred stock outstanding:

Number of Shares to be Purchased	Warrant Exercise Price per Preferred Share	Warrant Expiration Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

4. COMMITMENTS AND CONTINGENCIES

Pending Litigation

The Company may at times, become involved in various claims and legal actions. At the date of this filing the Company was not involved in any legal claims expected to have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through June 30, 2007. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product The Company has not generated any revenue from its products and has not incurred any royalty costs through June 30, 2007.The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

5. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share (EPS) for the six months ended June 30, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 5,925,420, and 3,822,648 incremental shares at June 30, 2007 and 2006, respectively, as well as shares issuable upon conversion of Series A Preferred Stock and Preferred Stock Warrants representing 6,571,962 and 4,830,000 incremental shares at June 30, 2007 and 2006 respectively, have been excluded from the computation of diluted EPS as they are anti-dilutive.

6. SUBSEQUENT EVENTS

In July 2007, 348,946 shares of Series A Preferred Stock were converted into 279,157 shares of Common Stock.

In August 2007, the Company executed a settlement agreement with the June 30, 2006 purchasers of the Series A Preferred Stock. These purchasers had been entitled to receive cash dividends and penalties as a result of the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with those purchasers (see Note 3 “Stockholders’ Equity”). Pursuant to the settlement agreement, cash dividends stopped accruing on the Series A Preferred Stock effective on the date the Company’s registration statement was declared effective (May 7, 2007) and all cash dividends and penalties due through that date are being paid with additional shares of Series A Preferred Stock at its stated value of $1.00 per share in lieu of cash. Additionally, as part of the settlement, the dividend rate on the Series A Preferred Stock issued to these purchasers was reset to 10% effective as of May 7, 2007.

In August 2007, the Company received approval from the German Ethics Committee to proceed with a clinical trial in Germany using the CytoSorbTM device in the adjunctive treatment of sepsis.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

These unaudited condensed consolidated financial statements and management’s discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2007.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; the outcome of pending and potential litigation; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Current Report on Form 10-KSB filed with the Commission on March 30, 2007.

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

We intend to initially focus our efforts on the commercialization of our CytoSorb™ product which we believe will provide a relatively faster regulatory pathway to market. The first indication for CytoSorb™ will be in the adjunctive treatment of sepsis (bacterial infection of the blood), which causes systemic inflammatory response syndrome. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrations of cytokines in the bloodstream associated with sepsis. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorb™ device.

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

In the first quarter of 2007, the Company received approval from the FDA to conduct a limited study of five patients in the adjunctive treatment of sepsis. The Company had also been pursuing approval to conduct clinical trials in Europe with the ultimate goal being to attain a CE Mark for its CytoSorb™ device. In August of 2007, the German Ethics Committee approved MedaSorb’s application to proceed with a clinical trial enrolling up to 75 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. The Company estimates that the market potential in Europe for its products are substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and the Company’s belief that the path to a CE Mark should be faster than that of an FDA approval, MedaSorb intends to launch its next clinical study in Germany. The Company will, however, continue to work with the FDA and keep the FDA informed of its progress with its European clinical trial. The clinical protocol has been designed to support future U.S. studies after the Company receives the CE Mark and successfully commercializes its products in the European market. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain CE Mark (or FDA) approval to sell CytoSorb™. Even if we ultimately obtain CE Mark approval, because we cannot control the timing of responses from regulators to our submissions, there can be no assurance as to when such approval will be obtained.

Our research and development costs were, $642,791 and $488,194 for the six months ended June 30, 2007 and 2006, respectively, and $298,380 and $199,213, for the three months ended June 30, 2007 and 2006 respectively. We have experienced substantial operating losses since inception. As of June 30, 2007, we had an accumulated deficit of $69,962,664 which included losses from operations of $714,053 and $2,162,583, respectively, for the three and six month periods ended June 30, 2007. In comparison, we had losses from operations of $5,190,534 and $6,205,911, respectively, for the three and six month periods ended June 30, 2006. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $486,330 and $1,516,160, respectively, for the three and six month periods ended June 30, 2007.

Our net loss available to common shareholders for the three and six months ended June 30, 2007 includes $260,646 and $632,762, respectively, for cash dividends and penalties payable to the June 30, 2006 purchasers of our Series A Preferred Stock. The cash dividends and penalties are payable as a result of our failure to have the registration statement we filed on behalf of these purchasers declared effective by the Commission by February 26, 2007. As a result, from that date through May 7, 2007 (the date deemed effective by the SEC), (i) cash dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum, and (ii) penalties of $105,000 per 30-day period accrued to those purchasers. The registration statement was declared effective by the Commission on May 7, 2007.

In August 2007, the Company executed a settlement agreement with the June 30, 2006 purchasers of the Series A Preferred Stock. These purchasers had been entitled to receive cash dividends at a rate of 20% per annum and cash penalties as described above. Pursuant to the settlement agreement, cash dividends stopped accruing on the Series A Preferred Stock effective on the date the registration statement was declared effective (May 7, 2007) and all cash dividends and penalties due through that date are being paid with additional shares of Series A Preferred Stock at its stated value of $1.00 per share in lieu of cash. Additionally, as part of the settlement, the dividend rate on the Series A Preferred Stock issued to these purchasers was reset to 10% effective as of May 7, 2007.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2006 we had cash of $2,873,138. Due to our losses and limited amounts of available cash, our audited consolidated financial statements for the year ended December 31, 2006 have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

As of June 30, 2007 we had cash on hand of $1,465,919, and current liabilities of $1,531,110.   We believe that we have sufficient cash to fund our operation through the fourth quarter of 2007, following which we will need additional financing before we can complete clinical studies and the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

Our current liabilities at June 30, 2007 include $632,762 of dividends and liquidated damages payable to the June 30, 2006 purchasers of our Series A Preferred Stock as described above.

 Item 3. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of June 30, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2007, three of the June 30, 2006 institutional purchasers of our Series A Preferred Stock converted an aggregate of 157,500 shares of such stock into 126,000 shares of our Common Stock. The issuance of such shares of Common Stock was exempt from registration pursuant to Sections 4(2) and 3(a)(9), and Regulation D, under the Securities Act.

In May 2007, we issued 11,501 shares of Common Stock to a creditor of ours in satisfaction of a trade payable in the amount of $23,002. Such issuance was exempt from registration pursuant to Sections 4(2) and Regulation D under the Securities Act.

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

MEDASORB TECHNOLOGIES CORPORATION
Date: August 14, 2007	By:	/s/ David Lamadrid
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