Form 10QSB
period 2007-09-30
MedaSorb Technologies CORP
filed 2007-11-15
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 15, 2007 there were 25,044,932 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:   ☐ Yes   ☑ No

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-QSB

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (September 30, 2007 and 2006 are unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	15

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$774,658	$2,873,138
Prepaid expenses and other current assets	115,155	24,880

Total current assets	889,813	2,898,018

Property and equipment - net	186,975	303,560

Other assets	248,812	243,471

Total long-term assets	435,787	547,031

Total Assets	$1,325,600	$3,445,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$706,004	$942,265
Accrued expenses and other current liabilities	166,418	69,779
Accrued interest	--	70,000

Total current liabilities	872,422	1,082,044

Stockholders’ Equity:
10% Series A Preferred Stock, Par Value $0.001, 100,000,000
shares authorized at September 30, 2007 and December 31, 2006,
7,823,907 and 7,403,585 shares issued and outstanding, respectively	7,823	7,403
Common Stock, Par Value $0.001, 100,000,000
Shares authorized at September 30, 2007 and December 31, 2006,
25,044,932 and 24,628,274 shares issued and outstanding, respectively	25,045	24,629
Additional paid-in capital	71,163,575	69,757,556
Deficit accumulated during the development stage	(70,743,265)	(67,426,583)

Total stockholders' equity	453,178	2,363,005

Total Liabilities and Stockholders' Equity	$1,325,600	$3,445,049

See accompanying notes to consolidated financial statements.

			MEDASORB TECHNOLOGIES CORPORATION
				(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Period from January 22,1 997 (date of inception ) to September 30,		Nine months ended September 30,		Three months ended September 30,
	2007	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses:

Research and development	41,973,849	1,081,078	750,411	438,287	262,217
Legal, financial and other consulting	6,606,199	346,686	621,923	85,582	18,920
General and administrative	21,173,762	1,035,653	688,951	162,284	387,408
Change in fair value of management and incentive units	(6,055,483)	--	--	--	--

Total expenses	63,698,327	2,463,417	2,061,285	686,153	668,545

Gain on disposal of property and equipment	(21,663)	--	--	--	--
Gain on extinguishment of debt	(216,617)	(10,009)	--	(3,695)	--
Interest expense (income), net	5,580,914	(63,494)	4,790,329	(14,496)	(22,842)
Penalties associated with non-registration of Series A Preferred Stock	361,496	361,496	--	(79,135)	--
Net loss	(69,402,457)	(2,751,410)	(6,851,614)	(588,827)	(645,703)
Series A Preferred Stock Dividends	1,340,808	565,272	397,446	191,774	397,446
Net Loss available to common shareholders	$(70,743,265)	$(3,316,682)	$(7,249,060)	$(780,601)	$(1,043,149)

Basic and diluted net loss per common share		$(0.13)	$(0.62)	$(0.03)	$(0.04)
Weighted average number of shares of
common stock outstanding		24,780,019	11,599,016	25,010,813	24,095,093

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2006 to September 30, 2007

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Par value	Shares	Par Value	Capital	Stage	Equity

Balance at December 31, 2006	24,628,274	$24,629	7,403,585	$7,403	$69,757,556	$(67,426,583)	$2,363,005

Issuance of stock options to employees, consultants, and directors	--	--	--	--	457,085	--	457,085

Issuance of common stock in settlement of accounts payable	11,501	11	--	--	22,991	--	23,002

Conversion of preferred stock into Common Stock	405,157	405	(506,446)	(506)	101	--	--

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event	--	--	926,768	926	925,842	(565,272)	361,496

Net loss	--	--	--	--	--	(2,751,410)	(2,751,410)

Balance at September 30, 2007 (Unaudited)	25,044,932	$25,045	7,823,907	$7,823	$71,163,575	$(70,743,265)	$453,178

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Period from January 22, 1997 (date of inception) to September 30, 2007	Nine months ended September 30, 2007	Nine months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(69,402,457)	$(2,751,410)	$(6,851,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert
convertible notes payable and accrued interest	3,351,961	--	3,351,961
Issuance of common stock to consultant for services	30,000	--	--
Depreciation and amortization	2,191,556	144,931	191,644
Amortization of debt discount	1,000,000	--	1,000,000
Gain on disposal of property and equipment	(21,663)	--	--
Gain on extinguishment of debt	(216,617)	(10,009)	--
Abandoned patents	183,556	--	1,347
Bad debts - employee advances	255,882	--	--
Contributed technology expense	4,550,000	--	--
Consulting expense	237,836	--	--
Management unit expense	1,334,285	--	--
Expense for issuance of warrants	478,409	--	--
Expense for issuance of options	848,062	457,085	104,738
Amortization of deferred compensation	74,938	--	--
Penalties in connection with non-registration event	361,496	361,496	--
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(386,703)	(90,275)	(22,542)
Other assets	(53,893)	--	(2,730)
Accounts payable and accrued expenses	2,691,632	(106,612)	(462,281)
Accrued interest expense	1,823,103	(70,000)	488,310

Net cash used by operating activities	(50,668,617)	(2,064,794)	(2,201,167)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	--	--
Purchases of property and equipment	(2,220,522)	(21,428)	--
Patent costs	(405,677)	(12,258)	(9,147)
Loan receivable	(1,632,168)	--	--

Net cash used by investing activities	(4,225,876)	(33,686)	(9,147)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	--	400,490
Proceeds from issuance of preferred stock	4,679,437	--	4,679,437
Equity contributions - net of fees incurred	41,711,198	--	--
Proceeds from borrowings	8,378,631	--	--
Proceeds from subscription receivables	499,395	--	--

Net cash provided by financing activities	55,669,151	--	5,079,927

See accompanying notes to consolidated financial statements.

Period from January 22, 1997 (date of inception) to September 30, 2007	Nine months ended September 30, 2007	Nine months Ended September 30, 2006
(Unaudited)	(Unaudited)	(Unaudited)

Net increase in cash and cash equivalents	774,658	(2,098,480)	2,869,613

Cash and cash equivalents - beginning of period	--	2,873,138	707,256

Cash and cash equivalents - end of period	$774,658	$774,658	$3,576,869

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$588,116	$76,336	$--

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,201,714	$--	$8,030,149

Issuance of member units for leasehold improvements	$141,635	$--	$--

Issuance of management units in settlement of cost of raising capital	$437,206	$--	$--

Change in fair value of management units for cost of raising capital	$278,087	$--	$--

Exchange of loan receivable for member units	$1,632,168	$--	$--

Issuance of equity in settlement of accounts payable	$1,609,446	$23,002	$420,720

Issuance of common stock in exchange for stock subscribed	$399,395	$--	$399,395

Costs paid from proceeds in conjunction with issuance preferred stock	$620,563	$--	$620,563

Series A Preferred Stock Dividends	$1,340,808	$565,272	$397,446

Issuance of 10,000,000 shares of common stock in consideration for funding $1,000,000 convertible note payable	$1,000,000	$--	$1,000,000

Net effect of conversion of common stock to preferred stock prior to merger	$559	$--	$559

During the nine months ended September 30, 2007 and 2006, 506,446 and -0- Series A Preferred Shares were converted into 405,157 and -0- Common Shares, respectively. For the period from January 22, 1997 (date of inception) to September 30, 2007, 506,446 Series A Preferred Shares were converted into 405,157 Common Shares.

During the nine months ended September 30, 2007 and 2006, 553,629 and -0-Series A Preferred Shares were issued in connection with the non-registration event as settlement of dividends/penalties payable, respectively. For the period from January 22, 1997 (date of inception) to September 30, 2007, 553,629 Series A Preferred Shares were issued in connection with the non-registration event as settlement of dividends/penalties payable.

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
September 30, 2007

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and MedaSorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2007 and the results of its operations and cash flows for the nine and three month periods ended September 30, 2007 and 2006, and for the period January 22, 1997 (date of inception) to September 30, 2007. Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 10-KSB filed with the Commission on March 30, 2007.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2007 of $70,743,265. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 24 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of September 30, 2007, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

The Company also follows the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

3. STOCKHOLDERS' EQUITY

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of September 30, 2007. Prior to February 26, 2007 and after May 7, 2007, the dividend rate was 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidating damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the nine month period ending September 30, 2007 also reflects an aggregate charge of $361,496. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

Pursuant to a settlement agreement entered into in August 2007 with the June 30, 2006 purchasers of the Series A Preferred Stock, cash dividends stopped accruing on the Series A Preferred Stock effective on the date the Company’s registration statement was declared effective (May 7, 2007) and all cash dividends and penalties due through that date were paid with additional shares of Series A Preferred Stock at its stated value of $1.00 per share in lieu of cash. The settlement, did not result in a gain or loss on extinguishment of debt for the nine months ended September 30, 2007. Additionally, as part of the settlement, the dividend rate on the Series A Preferred Stock issued to these purchasers was reset to 10% effective as of May 7, 2007. During the nine months ended September 30, 2007, the Company issued 565,272 shares of Series A Preferred Stock as payment of stock dividends and 361,496 shares of Series A Preferred Stock as settlement of the dividends and penalties payable to the purchasers under the agreement.

During the nine months ended September 30, 2007, 506,446 shares of Series A Preferred Stock were converted into 405,157 shares of Common Stock at a rate of $1.25 as stipulated in the preferred stock agreements. The conversions had no effect on the statement of operations for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of approximately $457,000, approximately $6,000 and $451,000 of which is presented in research and development expenses and general and administrative expenses, respectively.

During the nine months ended September 30, 2007, the Company issued 11,501 shares of common stock to settle accounts payable in the amount of $23,002. The settlement had no effect on the statements of operations for the nine months ended September 30, 2007.

The summary of the stock option activity for the nine months ended September 30, 2007 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2007	1,185,001	$15.66	6.7
Granted	776,000	$1.50	9.3
Cancelled	121	$41.47	0.0
Exercised	--	--	--
Outstanding September 30, 2007	1,960,880	$10.06	7.7

At September 30, 2007, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $0.

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2007	79,665	$.77
Granted	776,000	$.73
Cancelled	--	--
Vested	664,668	$.69
Exercised	--	--
Non-vested, September 30, 2007	190,997	$.87

As of September 30, 2007, approximately $167,500 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 5.0 years.

As of September 30, 2007, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011
52, 080	$2.00	July 31, 2011
400,000	$2.00	October 31, 2011
240,125	$2.00	October 24, 2016

As of September 30, 2007, the Company has the following warrants to purchase preferred stock outstanding:

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

Employment Agreements

The Company has employment agreements with certain key executives through July 2008. One of these agreements provides for an additional bonus payment based on achieving specific milestones as defined in the agreement. However, as of the date of this report, these milestones have not been met. Furthermore, this agreement includes an anti-dilution provision whereby the employee is entitled to be issued additional options to purchase common stock so as to maintain beneficial ownership of 5% of the outstanding stock of the Company on a fully diluted basis, until such time as the Company has raised $20 million in financing following the commencement of his employment.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through September 30, 2007. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product The Company has not generated any revenue from its products and has not incurred any royalty costs through September 30, 2007.The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

5. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the nine months ended September 30, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 5,925,299 and 4,253,767 incremental shares at September 30, 2007 and 2006, respectively, as well as shares issuable upon conversion of Series A Preferred Stock and Preferred Stock Warrants representing 6,889,126 and 5,614,908 incremental shares at September 30, 2007 and 2006 respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

6. SUBSEQUENT EVENTS

In August 2007, the Company received a notice of allowance for one of its pending patent applications from the U.S. Patent and Trademark Office.

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

In the first quarter of 2007, the Company received approval from the FDA to conduct a limited study of five patients in the adjunctive treatment of sepsis. The Company had also been pursuing approval to conduct clinical trials in Europe with the ultimate goal being to obtain a CE Mark for its CytoSorb™ device. In August of 2007, the German Ethics Committee approved MedaSorb’s application to proceed with a clinical trial enrolling up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. The Company estimates that the market potential in Europe for its products are substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and the Company’s belief that the path to a CE Mark should be faster than that of an FDA approval, MedaSorb intends to launch its next clinical study in Germany. The Company will, however, continue to work with the FDA and keep the FDA informed of its progress with its European clinical trial. The clinical protocol has been designed to support future U.S. studies after the Company receives the CE Mark and successfully commercializes its products in the European market. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain CE Mark (or FDA) approval to sell CytoSorb™. Even if we ultimately obtain CE Mark approval, because we cannot control the timing of responses from regulators to our submissions, there can be no assurance as to when such approval will be obtained.

Our research and development costs were, $1,081,078 and $750,411 for the nine months ended September 30, 2007 and 2006, respectively, and $438,287 and $262,217, for the three months ended September 30, 2007 and 2006 respectively. We have experienced substantial operating losses since inception. As of September 30, 2007, we had an accumulated deficit of $70,743,265 which included losses from operations of $588,827 and $2,751,410, respectively, for the three and nine month periods ended September 30, 2007. In comparison, we had losses from operations of $645,703 and $6,851,614, respectively, for the three and nine month periods ended September 30, 2006. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $600,571 and $2,116,731, respectively, for the three and nine month periods ended September 30, 2007.

Our net loss available to common shareholders for the three and nine months ended September 30, 2007 includes $(79,135), and $361,496, respectively, for penalties and increased dividends payable to the June 30, 2006 purchasers of our Series A Preferred Stock. The penalties were payable as a result of our failure to have the registration statement we filed on behalf of these purchasers declared effective by the Commission by February 26, 2007. As a result, from that date through May 7, 2007 (the date the registration statement was declared effective by the SEC), (i) cash dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum, and (ii) penalties of $105,000 per 30-day period accrued to those purchasers. The registration statement was declared effective by the Commission on May 7, 2007.

In August 2007, the Company entered into a settlement agreement with the June 30, 2006 purchasers of the Series A Preferred Stock. These purchasers had been entitled to receive cash dividends at a rate of 20% per annum and cash penalties as described above. Pursuant to the settlement agreement, cash dividends stopped accruing on the Series A Preferred Stock effective on the date the registration statement was declared effective (May 7, 2007) and all cash dividends and penalties due through that date were paid with additional shares of Series A Preferred Stock at its stated value of $1.00 per share in lieu of cash. Additionally, as part of the settlement, the dividend rate on the Series A Preferred Stock issued to these purchasers was reset to 10% effective as of May 7, 2007. The settlement, did not result in a gain or loss on extinguishment of debt for the nine months ended September 30, 2007.

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

As of September 30, 2007 we had cash on hand of $774,658, and current liabilities of $872,422.   We believe that we have sufficient cash to fund our operation through the fourth quarter of 2007, following which time we will need additional financing before we can complete clinical studies and the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

 Item 3. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2007, one of the June 30, 2006 institutional purchasers of our Series A Preferred Stock converted an aggregate of 348,946 shares of such stock into 279,157 shares of our Common Stock. The issuance of such shares of Common Stock was exempt from registration pursuant to Sections 4(2) and 3(a)(9), and Regulation D, under the Securities Act.

In August 2007, pursuant to the Settlement Agreement described above, we issued an aggregate of 639,429 shares of Series A Preferred Stock to the June 30, 2006 purchasers of the Series A Preferred Stock in satisfaction of liquidated damages and accrued dividends owed to them. The issuance of such shares was exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act.

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

MEDASORB TECHNOLOGIES CORPORATION

Date: November 15, 2007	By: /s/ David Lamadrid
Name: David Lamadrid Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Al Kraus, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934