Form 10KSB
period 2007-12-31
MedaSorb Technologies CORP
filed 2008-04-15
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
COMMISSION FILE NUMBER 000-51038

MEDASORB TECHNOLOGIES CORPORATION
(Name of Small Business Issuer in Its Charter)
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
☑ Yes          ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes          ☑ No

The issuer had no revenues for its fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 7, 2008 was approximately $1,907,000. The number of shares outstanding of the registrant’s Common Stock as of April 15, 2008 was 25,044,932.

Transitional Small Business Disclosure Format: ☐ Yes          ☑ No

MEDASORB TECHNOLOGIES CORP.
2007 FORM 10-KSB ANNUAL REPORT

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

PART I

Item 1. Description of Business.

Overview

We are a medical device company that is currently in the development stage, headquartered in Monmouth Junction, New Jersey (near Princeton). We have developed and will seek to commercialize a blood purification technology that we believe will be able to efficiently remove middle molecular weight toxins from circulating blood and physiologic fluids. We will be required to obtain required regulatory approvals from a Notified Body for the European Community (CE Mark) and the United States Food and Drug Administration before we can sell our products in Europe and the United States, respectively. In December 2006, we submitted a proposed pilot study for approval to the FDA with respect to CytoSorb™, the first device we intend to bring to market. In the first quarter of 2007, we received approval from the FDA to conduct a limited study of five patients in the adjunctive treatment of sepsis. Based on management’s belief that proceeding with the approved limited study would add at least one year to the approval process for the United States, we made a determination to focus our efforts on obtaining regulatory approval in Europe before proceeding with the FDA.

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe for the initial market introduction of our CytoSorb™ product. To accomplish the European introduction, in July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee. We received approval of the final study design in October of 2007. The clinical study allows for enrollment of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. We have recently made arrangements with several hospitals in Berlin to conduct the clinical study, and those hospitals are now open for patient enrollment.

The clinical protocol for our European clinical study has been designed to allow us to gather information to support future U.S. studies. In the event we receive the CE Mark and are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510K or PMA registration. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain CE Mark (or FDA) approval to sell CytoSorb™. Even if we ultimately obtain CE Mark approval, because we cannot control the timing of responses from regulators to our submissions, there can be no assurance as to when such approval will be obtained.

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

To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the various toxic compounds intended to be adsorbed by our devices.

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines and other toxic compounds in the bloodstream. These conditions include, but are not limited to, the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and removing drugs from blood in situations such as patient overdoses.

Previous studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data which we will use in conducting clinical studies using our CytoSorb™ device. However, limited studies have been conducted using our CytoSorb™ device to date and no assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain the necessary regulatory body approvals to sell CytoSorb™. Even if we ultimately obtain regulatory approval, because we can not control the timing of responses to our regulatory submissions, there can be no assurance as to when such approval will be obtained.

Our BetaSorb™ device is intended to remove beta2-microglobulin from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. BetaSorb™ utilizes an adsorbent polymer packed into an identically shaped and constructed cylinder as utilized for our CytoSorb™ product, although the polymers used in the two devices are physically different. The BetaSorb™ device also incorporates industry standard connectors at either end of the device which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyser. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

We had initially identified end stage renal disease (ESRD) as the target market for our polymer-based adsorbent technology. However, during the development of BetaSorb™, we identified several applications for our adsorbent technology in the treatment of critical care patients. As a result, we shifted our priorities to pursue critical care applications (such as for the treatment of sepsis) for our technology given that BetaSorb’s™ potential for usage in chronic conditions such as end stage renal disease is anticipated to have a longer and more complex regulatory pathway. We currently intend to pursue our BetaSorb™ product after the commercialization of the CytoSorb™ product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device and obtain separate regulatory approval in Europe and/or the United States.

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

Corporate History

MedaSorb Technologies Corporation was incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc., a Delaware corporation in a merger, and its business became our business. Following the merger, in July 2006 we changed our name to MedaSorb Technologies Corporation. Unless otherwise indicated, all references in this Annual Report to “MedaSorb,” “us” or “we” with respect to events prior to June 30, 2006 are references to MedaSorb Technologies, Inc. and its predecessors. Our executive offices are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852. Our telephone number is (732) 329-8885.

MedaSorb was originally organized as a Delaware limited liability company in August 1997 as Advanced Renal Technologies, LLC. MedaSorb changed its name to RenalTech International, LLC in November 1998, and to MedaSorb Technologies, LLC in October 2003.  In December 2005, MedaSorb converted from a limited liability company to a corporation.

MedaSorb has been engaged in research and development since its inception, and prior to the merger, had raised approximately $53 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies. These funds have also been used to establish in-house manufacturing capacity to meet clinical testing needs, expand our intellectual property through additional patents and to develop extensive proprietary know-how with regard to our products.

Immediately prior to the merger, MedaSorb had 292 stockholders that held an aggregate of 20,340,929 shares of common stock . In connection with the merger, certain stockholders of ours (i.e., persons who were stockholders of Gilder Enterprises prior to the merger), including Joseph Bowes, a former principal stockholder and the sole director and officer of Gilder prior to the merger, sold an aggregate of 3,617,500 shares of our Common Stock to several purchasers, and forfeited 4,105,000 shares of Common Stock, which we cancelled. As a result, prior to giving effect to the merger, we had outstanding 3,750,000 shares of Common Stock and, after giving effect to the merger, we had outstanding 24,090,929 shares of Common Stock.

The principal stockholders of MedaSorb immediately prior to the merger were Margie Chassman, Guillermina Montiel, Al Kraus and Robert Shipley, who respectively beneficially owned 10,000,000 shares (49.2%), 5,052,456 shares (24.6%), 1,393,631 shares (6.9%) and 1,248,372 shares (6%), of the outstanding common stock of MedaSorb. Immediately following the merger and the closing of the Series A Preferred Stock financing described below, Ms. Chassman beneficially owned an additional 630,000 shares of Common Stock underlying the warrant we issued to her in connection with her pledge of stock to the purchasers of the Series A Preferred Stock, as described below. On July 5, 2006, Ms. Chassman transferred 2,005,000 shares of Common Stock owned by her to her designees. In addition, following the closing of the Series A Preferred Stock financing, without giving effect to applicable restrictions that prohibit conversion of the Series A Preferred Stock or exercise of warrants if as a result the holder would hold in excess of 4.99% of our Common Stock, Longview Fund, LP beneficially owned 3,600,000 shares (13%) of our Common Stock.

Principal Terms of the Reverse Merger

In connection with the merger, the stockholders of MedaSorb prior to the merger were issued an aggregate of 20,340,929 shares of Common Stock in exchange for the shares of MedaSorb common stock previously held by them. In addition, pursuant to the terms of the merger, outstanding warrants and options to purchase a total of 1,697,648 shares of the common stock of MedaSorb prior to the merger were cancelled in exchange for warrants and options to purchase the same number of shares of our Common Stock at the same exercise prices and otherwise on the same general terms as the MedaSorb options and warrants that were cancelled. Certain providers of legal services to MedaSorb who previously had the right to be issued approximately 997,000 shares of MedaSorb common stock as payment toward accrued legal fees, became entitled to instead be issued the same number of shares of our Common Stock as payment toward such services.

Concurrently with the closing of the merger, Joseph G. Bowes, the sole director and officer of MedaSorb Technologies Corporation (then Gilder Enterprises) prior to the merger, appointed Al Kraus, Joseph Rubin, Esq., and Kurt Katz to the Board of Directors, and then resigned from the Board and from his positions as an officer. In addition, at such time, Al Kraus was appointed our President and Chief Executive Officer, Vincent Capponi was appointed our Chief Operating Officer, David Lamadrid was appointed our Chief Financial Officer and James Winchester, MD was appointed our Chief Medical Officer.

For accounting purposes, the merger has been accounted for as a reverse merger, since MedaSorb Technologies Corporation (then Gilder Enterprises) was a shell company prior to the merger, the stockholders of MedaSorb prior to the merger own a majority of the issued and outstanding shares of our Common Stock after the merger, and the directors and executive officers of MedaSorb prior to the merger became our directors and executive officers. Accordingly, pre-merger MedaSorb is treated as the acquiror in the merger, which is treated as a recapitalization of pre-merger MedaSorb, and the pre-merger financial statements of MedaSorb are now deemed to be our historical financial statements.

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

We agreed to file a registration statement under the Securities Act covering the Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 120 days following closing of the private placement and to cause it to become effective within 240 days of that closing. We also granted the investors demand and piggyback registration rights with respect to such Common Stock.

Because the registration statement we agreed to file was not declared effective within the time required under our agreements with the June 30, 2006 purchasers of the Series A Preferred Stock, dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum from February 26, 2007 until May 7, 2007, the date the registration statement was declared effective. During this time period, we were obligated to pay those purchasers cash dividends and an aggregate of $105,000 per 30-day period from February 26, 2007 through the date such registration statement was declared effective (May 7,2007) in cash. Pursuant to a settlement agreement with the June 30, 2006 purchasers of Series A Preferred Stock, all cash dividends and damages were paid for in full with additional shares of Series A Preferred Stock.

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

In connection with the sale of the Series A Preferred Stock and warrants to the four institutional investors, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consisted of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

The terms of the pledge provided that in the event those investors suffered a loss on their investment in our securities as of June 30, 2007 (as determined by actual sales by those investors or the market price of our Common Stock on such date), the investors would be entitled to sell all or a portion of the pledged securities so that the investors receive proceeds from such sale in an amount equal to their loss on their investment in our securities. In consideration of her pledge to these investors, we paid Ms. Chassman (i) $525,000 in cash (representing 10% of the cash amount raised from the institutional investors), and (ii) five-year warrants to purchase

•	525,000 shares of Series A Preferred Stock (representing 10% of the Series A Preferred Stock purchased by those investors), and

•	warrants to purchase 210,000 shares of Common Stock at an exercise price of $2.00 per share (representing 10% of the Series A Preferred Stock purchased by those investors),

for an aggregate exercise price of $525,000.

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $1,416,000 and $1,113,000 for the years ended December 31, 2007 and 2006, respectively.

Technology, Products and Applications

For approximately the past half-century, the field of blood purification has been focused on hemodialysis, a mature, well accepted medical technique primarily used to sustain the lives of patients with permanent or temporary loss of kidney function. It is widely understood by the medical community that dialysis has inherent limitations in that its ability to remove toxic substances from blood drops precipitously as the size of toxins increases. Our hemocompatible adsorbent technology is expected to address this shortcoming by removing toxins and toxic compounds largely untouched by dialysis technology.

Our initial products, CytoSorb™ and BetaSorb™, are known in the medical field as hemoperfusion devices. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

We believe that our polymer adsorbent technology may remove middle molecular weight toxins and toxic compounds, such as cytokines, from blood and physiologic fluids. We believe that our technology may have many applications in the treatment of common, chronic and acute healthcare complications including the adjunctive treatment and/or prevention of sepsis; the treatment of chronic kidney failure; the treatment of liver failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest. These applications vary by cause and complexity as well as by severity but share a common characteristic i.e. high concentrations of toxins in the circulating blood.

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

Markets

Sepsis

In the United States alone, there are more than one million new cases of sepsis annually; extrapolated to a global population, the worldwide incidence is several million cases per year. Severe trauma and community acquired pneumonia are often associated with sepsis. The Company estimates that the market potential in Europe for its products is substantially equivalent to that in the U.S.

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

Cardiopulmonary Bypass Procedures

There are approximately 400,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S. and more than 800,000 worldwide. Some patients, nearly one-third, suffer from post-operative complications of cardiopulmonary bypass surgery, including complications from infection, pneumonia, pulmonary, and neurological dysfunction. A common characteristic of these post operative complications is the presence of cytokines in the blood. Extended surgery time leads to longer ICU recovery time and hospital stays, both leading to higher costs – approximately $32,000 per coronary artery bypass graft procedure. We believe that the use of CytoSorb™ during and after the surgical procedure may prevent or mitigate post-operative complications for many CPB patients.

We anticipate that the CytoSorb™ device, incorporated into the extra-corporeal circuit used with the by-pass equipment during surgery, and/or employed post-operatively for a period of time, will mitigate inflammation and speed recovery.

Chronic Kidney Failure

The National Kidney Foundation estimates that more than 20 million Americans have chronic kidney disease. Left untreated, chronic kidney disease can ultimately lead to chronic kidney failure, which requires a kidney transplant or chronic dialysis (generally three times per week) to sustain life. There are approximately 340,000 patients in the United States currently receiving chronic dialysis and more than 1.5 million worldwide. Approximately 89% of patients with chronic kidney disease are treated with hemodialysis.

Our BetaSorb™ device has been designed for use in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year. Assuming BetaSorb™ use in each session, every 100,000 patients would require approximately 15 million devices annually.

Products

We believe that the polymer adsorbent technology used in our products has the potential to remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the treatment of chronic kidney failure; the treatment of liver failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. We have only recently received approval from the German Ethics Committee to proceed with a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. If we are able to commence these studies in the second quarter of 2008 as planned, these studies are successful and we obtain European regulatory approval, we anticipate that we will be able to begin sales of CytoSorb™ by late 2009, at the earliest. However, there can be no assurance we will ever obtain regulatory approval for CytoSorb™ or any other device.

The CytoSorb™ Device (Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis

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

Projected Timeline: Previous clinical studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of three human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for a more extensive sepsis study.

We received approval from the German Ethics Committee in October of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis, and are currently seeking additional financing to be able to conduct that study. We recently made arrangements with several hospitals in Berlin to conduct the clinical study, which we expect to commence in the second quarter of 2008. We expect to complete the study in approximately 9 months following enrollment of the first patient. Concurrent with the clinical study, we expect to commence the CE Mark submission process. Assuming a successful outcome of the study, management believes it will take an additional 6-9 months following its submission for CE Mark approval to receive the European regulatory approval. Assuming availability of adequate and timely funding, and a successful outcome to the study, management anticipates obtaining CE Mark approval in late 2009, at the earliest.

Because our technology pertains to a medical device, the regulatory pathway and approval process are faster and more straightforward than the process related to the approval of a drug. However, even if we ultimately obtain the CE Mark, because we cannot control the timing of the regulatory approval process, there can be no assurance as to when such approval will be obtained.

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

Projected Timeline: Studies have been conducted under a $1 million grant from the Health Resources and Services Administration (HRSA), an agency of the U.S. Department of Health and Human Services. Researchers at the University of Pittsburgh Medical Center and the University of Texas, Houston Medical Center have completed the observational and dosing phases of the project. The results were published in Critical Care Medicine, January 2008. The next phase of this study, the treatment phase, will involve viable donors treated with the CytoSorb™ device. In this phase of the project, viable donors will be treated and the survival and function of organs in transplant recipients will be tracked and measured. The treatment phase will be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

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

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. We expect that this information will aid us in defining the appropriate time to apply the CytoSorb™ device to maximize therapeutic impact. We are not currently focusing our efforts on the commercialization of CytoSorb™ for application to cardiac surgery. Upon successful commercialization of the sepsis application, we will pursue the use of our polymer adsorbent technology for other critical care uses, such as cardiopulmonary bypass surgery.

The BetaSorb™ Device (Chronic Care)

APPLICATION: Prevention and treatment of health complications caused by the accumulation of metabolic toxins in patients with chronic renal failure

Potential Benefits: If BetaSorb™ is able to prevent or reduce high levels of metabolic waste products from accumulating in the blood and tissues of long-term dialysis patients, we anticipate that the health complications characteristic to these patients can be prevented or mitigated. The primary goals for this application are to

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

Projected Timeline: We have collected a significant amount of empirical data for the development of this application. As the developer of this technology, we had to undertake extensive research, as no comparable technology was available for reference purposes. We have completed several pilot studies, including a clinical pilot of six patients in California for up to 24 weeks in which our BetaSorb™ device removed the targeted toxin, beta2-microglobulin, as expected. In total, we have sponsored clinical studies utilizing our BetaSorb™ device on 20 patients involving approximately 345 total treatments. Each study was conducted by a clinic or hospital personnel with MedaSorb providing technical assistance as requested.

As discussed above, due to practical and economic considerations, we are focusing our efforts and resources on commercializing our CytoSorb™ device for critical care application. Following commercial introduction of the CytoSorb™ device, we expect to conduct additional clinical studies using the BetaSorb™ device in the treatment of end stage renal disease patients.

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

The SubAward Agreement was entered into under a grant from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study commenced in September 2005 and is expected to continue for a total of five years. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for each of 2006 and 2007 we received approximately $102,000 for our efforts in support of the study. We have entered into a formal SubAward Agreement for year three of the study, and continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amounts currently budgeted for our participation under the study are approximately $59,000, $132,000 and $163,000, respectively, for years three, four and five of the study. The amounts are subject to change on an annual basis by the NIH, and our continued participation in the study is subject to our performance and an annual review by UPMC.

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

Fresenius Medical Care AG

In 1999, we entered into an exclusive, long-term agreement with Fresenius Medical Care for the global marketing and distribution of our BetaSorb™ device and any similar product we may develop for the treatment of renal disease. We currently intend to pursue our BetaSorb™ product after the commercialization of the CytoSorb™ product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device to obtain European or FDA approval.

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

Advisory Boards

From time to time our management meets with scientific advisors who sit on our Scientific Advisory Board, our Medical Advisory Board – Critical Care Medicine, and our Medical Advisory Board – Chronic Kidney Failure / Dialysis.

Our Scientific Advisory Board consists of four scientists with expertise in the fields of fundamental chemical research, polymer research and development, and dialysis engineering technology.

Our Medical Advisory Board – Critical Care Medicine consists of seven medical doctors, four of whom are affiliated with UPMC, with expertise in critical care medicine, sepsis, multi-organ failure and related clinical study design.

Our Medical Advisory Board – Chronic Kidney Failure / Dialysis consists of four medical doctors with expertise in kidney function, kidney diseases and their treatment, and dialysis technology.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours, to make a $4 million investment in MedaSorb, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorbTM in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of MedaSorb, which at the time was a limited liability company. Those membership units ultimately became 185,477 shares of our Common Stock following our June 30, 2006 merger.

With Purolite

In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. In particular, the Settlement Agreement relates to several of our issued patents and several of our pending patent applications covering our biocompatible polymeric resins, our methods of producing these polymers, and the methods of using the polymers to remove impurities from physiological fluids, such as blood.

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

Following the expiration of the eighteen year term of the Settlement Agreement, the patents and patent applications that are the subject of the Settlement Agreement should have expired under current patent laws, and the technology claimed in them will be available to the public. However, following such time, we would continue to exclusively own any confidential and proprietary know how.

Product Payment & Reimbursement

Critical Care Applications

Europe

Payment for our CytoSorb™ device for the removal of cytokines in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis and other related acute care applications will be applied for on a country by country basis in Europe. We intend to initially apply for reimbursement in Germany where we expect to conduct clinical trials. If we are able to successfully introduce the CytoSorb™ device into the German market we intend to apply for reimbursement in France, England, Italy and Spain representing the five economic leaders in Europe and introduce our products in those countries accordingly. We will first need to establish the CE Mark for the CytoSorb™ device, then pursue reimbursement on a country by country basis. Each country will determine reimbursement status of the device based on the data obtained from the clinical trial. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

United States

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

Chronic Renal Failure

In Europe chronic dialysis is predominately provided by government supported clinics accounting for approximately 75% of dialysis treatment, with the remainder being provided by private clinics. However, these figures vary widely among countries within Europe. For example dialysis clinics in Denmark and Finland are 100% publicly managed facilities while those in Portugal are 90% privately managed facilities. Generally speaking, dialysis services are always regulated and controlled by the healthcare authorities and not homogeneous between the various European countries.

There are three main types of reimbursement in Europe: budget transfer, fee for service and flat rate. In some cases, the reimbursement method varies within the same country depending on the type of provider (public or private). Europe is similar to the U.S. in that a product such as BetaSorb™ may be part of a composite rate or separate line item reimbursement. In either case, a country by country application for reimbursement must be made.

It is expected that in the U.S., Medicare will be the primary payer for the BetaSorb™ device, either through the current “fee for service” mechanism or managed care programs. The large majority of costs not covered by federal programs are covered by the private insurance sector.

While the fee-for-service composite rate system is currently the dominant payment mechanism, many industry participants believe that a managed care system will become the dominant payment mechanism. We believe that movement to a full or shared-risk managed care system would speed market acceptance of BetaSorb™ because, under such a system, providers will have a strong incentive to adopt technologies that lower overall treatment costs. Fresenius is a leading participant in the move to managed care and may play a leading role in the demonstration and introduction of our product to Medicare.

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We believe that our devices may be able to remove middle molecular weight toxins from circulating blood. This concept has been tested at the University of Pittsburgh using a septic rat model based on lipopolysaccharide (a particular kind of toxin, known as a bacterial endotoxin) and the CytoSorb™ polymer.

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

Pharmaceutical research for the treatment of sepsis continues with a number of Phase I and II drug trials being conducted presently. Using a medical device to treat sepsis remains a novel approach for the treatment of sepsis. There are a number of companies that claim enabling technology for the treatment of sepsis but to our knowledge have not presented clinical evidence to that effect, with the exception of Kaneka Corporation of Japan. Kaneka Corporation’s product, CTR Adsorber, which is still being tested, uses a similar approach to our technology. .

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

In August of 2007 the German Ethics Committee approved our application to proceed with a clinical study enrolling up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. We recently made arrangements with several hospitals in Berlin to conduct the clinical study, which we expect to commence in the second quarter of 2008.

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

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, expected to last for a total of five years, commenced in September, 2005 and remains in progress. Under a SubAward Agreement, we are working with researchers at the University of Pittsburgh – Critical Care Medicine Department. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for 2006 and 2007 we received approximately $102,000 each year for our efforts in support of the study. We have entered into a formal SubAward Agreement for year 3, and continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amounts currently budgeted for our participation under the study are approximately, $59,000, $132,000, and $163,000, respectively, for years three, four and five of the study. The amounts are subject to change on an annual basis by the NIH, and our continued participation in the study is subject to our performance and an annual review by UPMC. These grants represent a substantial research cost savings to us and demonstrate the strong interest of the medical and scientific communities in our technology.

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

In the United States, our CytoSorb™ and BetaSorb™ devices are classified as Class III (CFR 876.5870—Sorbent Hemoperfusion System) and will require 501(k) Submissions to the FDA. However, because the BetaSorb™ device is intended for chronic use, the FDA may require pre-market approval (PMA), which we will submit if required. In the case of CytoSorb™, because the application is for acute care (short term, less than 30 days), management believes that FDA approval for this product may be obtained based solely on the 510(k) Submission accompanied with clinical data. In Europe, our devices are expected to be classified as class IIb, and will conform to the ISO 13485 Quality Standard in support of our planned applications to obtain CE Mark certification in Europe.

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA.

As discussed above, we intend to initially pursue CE Mark certification for the CytoSorb™ device in conjunction with German clinical studies before continuing with the approval process in the United States.

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

Sales and Marketing

We currently estimate, provided that we receive adequate and timely funding to support our planned activities and that our products perform as expected in clinical studies, that we will obtain CE Mark approval of our CytoSorb™ device in the treatment of sepsis in late 2009, at the earliest, assuming a successful pivotal study. We plan to initiate sales in several European countries which are known as early adopters of new medical device technology. These countries primarily include Italy, Germany, France, Spain and the United Kingdom. We plan to initially operate through local distributors in each European country where we launch sales operations. Only after establishment of a limited network of local distributors and actual generation of sales, will we formulate a broader distribution strategy on a global basis.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We hold 25 U.S. patents, some of which have foreign counterparts, and additional patent applications pending worldwide that cover various aspects of our technology. There can be no assurance that pending patent applications will result in issued patents, that patents issued to us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. Our portfolio of patents includes:

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

•
U.S. Pat. No. 6,878,127, which expires in 2021 and U.S. Pat. No.7,312,023, which expires in 2024. These patents concern devices, systems and methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood.

•
U.S. Pat. No. 6,884,829, which expires in 2022, U.S. Pat. No. 7,112,620 which expires in 2023 and U.S. Pat. No. 7,201,962 which expires in 2025. These patents concern a hemocompatible polymer and a one-step method of producing it.

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

Employees

As of December 31, 2007, we had eight employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

We require additional capital to continue operations.

As of December 31, 2007 we had cash on hand of only $211,613, having depleted the proceeds of the private placement we completed in connection with our June 30, 2006 merger. Due to the lack of available funds, we have not paid certain of our senior executives since February 2008. We currently require additional financing to proceed with clinical studies and the attempted commercialization of our proposed products. Although we continue to discuss funding alternatives with potential institutional investors, our recent efforts to obtain additional financing have been unsuccessful, and there can be no assurance that financing will be available on acceptable terms or at all. Our future capital requirements will depend upon many factors, including, but not limited to, continued progress in our research and development activities, costs and timing of conducting clinical studies and seeking regulatory approvals and patent prosecutions, competing technological and market developments, and our ability to establish collaborative relationships with third parties. If adequate funds are unavailable, we may have to suspend, delay, or eliminate one or more of our research or development programs or product launches or marketing efforts or cease operations.

Our long-term capital requirements are expected to depend on many factors, including:

•	continued progress and cost of our research and development programs;
•	progress with pre-clinical studies and clinical studies;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels;
•	market acceptance of our products; and
•	cost for training physicians and other health care personnel.

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

We have experienced substantial operating losses since inception. As of December 31, 2007, we had an accumulated deficit of $71,538,209, which included losses from operations of $3,350,754 for the year ended December 31, 2007 and $7,671,580 for the year ended December 31, 2006. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining the requisite regulatory approvals, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that required regulatory approvals will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

 We depend upon key personnel who may terminate their employment with us at any time.

We currently have only eight employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Al Kraus, our Chief Executive Officer; David Lamadrid, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. James Winchester, our Chief Medical Officer, who is employed by us on a part time basis. These individuals do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Even if we receive the CE Mark, there can be no assurance that the data from our clinical studies will be viewed as sufficient by the medical community to support the purchase of our products in substantial quantities or at all.

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

We have not yet commenced the process of seeking regulatory approval of our products. The approval process will involve clinical studies and is lengthy and costly. The failure to obtain government approvals, internationally or domestically, for our polymer products, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the European market, the United States, in various states and in other foreign countries. In the United States and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary approvals to sell our products. Even if we do ultimately receive CE Mark and/or FDA approval for any of our products, we will be subject to extensive ongoing regulation.

Our products will be subject to international regulation as medical devices under the Medical Device Directive. In Europe, which we expect to provide the initial market for our products, the Notified Body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the Notified Body under these laws. Current international regulations classify our CytoSorb™ device (the first product we intend to seek international approval for) as a Class IIb device. Concurrent with the clinical trial in Germany, we plan to pursue CE Mark certification of the CytoSorb™ device. There can be no assurance that the clinical studies we conduct will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals for marketing, or that we will be able to comply with international regulatory requirements. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data may be required to establish reimbursement.

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

We cannot give assurances that we will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations.

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

We remain in the research and development and clinical study phase of product commercialization. Accordingly, once our products are approved for commercial sale, we will need to establish the capability to commercially manufacture our products in accordance with international regulatory requirements. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

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

Our directors, executive officers and principal stockholders together beneficially own approximately 79% of our outstanding shares of Common Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties.

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We issued an additional 2,769,508 shares of Series A Preferred Stock through December 31, 2007 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

•	the occurrence of “Non-Registration Events”;

•	an uncured breach by us of any material covenant, term or condition in the Certificate of Designation or any of the related transaction documents; and

•	any money judgment or similar final process being filed against us for more than $100,000.

In addition, the registration rights provided for in the subscription agreement we entered into with the purchasers in this offering:

•
required us to file a registration statement with the SEC on or before 120 days from the closing to register the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, and cause such registration statement to be effective by February 25, 2007 (240 days following the closing); and

•
entitles each of these investors to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series A Preferred Stock if we fail to timely file that registration statement with, or have it declared effective by, the SEC.

Because the registration statement we agreed to file was not declared effective within the time required under our agreements with the June 30, 2006 purchasers of the Series A Preferred Stock, dividends on the shares of Series A Preferred Stock issued to those purchasers accrued at the rate of 20% per annum from February 26, 2007 until May 7, 2007, the date the registration statement was declared effective. Additionally during this time period, we were obligated to pay those purchasers cash dividends and an aggregate of $105,000 per 30-day period from February 26, 2007 through the date such registration statement was declared effective. Pursuant to a settlement agreement with the June 30, 2006 purchasers of Series A Preferred Stock, all cash dividends and damages were paid for in full with additional shares of Series A Preferred Stock.

The Certificate of Designation, Subscription Agreement and related transaction documents also provide for various penalties and fees for breaches or failures to comply with provisions of those documents, such as the timely payment of dividends, delivery of stock certificates, and obtaining and maintaining an effective registration statement with respect to the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold in the offering. We may in the future default in our contractual obligations to the holders of our Series A Preferred Stock, and in such event we may be required to pay liquidated damages in cash or additional shares of Preferred Stock .

Anti-Dilution Provisions Of The Series A Preferred Stock And Warrants, As Well As The Terms Of The Employment Agreement With Our Chief Executive Officer, Could Result In Dilution Of Stockholders

Both the conversion price of the Series A Preferred Stock and the exercise price of the Warrants issued to the June 30, 2006 purchasers of our Series A Preferred Stock are subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the Warrants, such conversion price and/or exercise price will be reduced to such lower price, further diluting holders of our Common Stock.

In addition, under our Employment Agreement with Al Kraus, our Chief Executive Officer, Mr. Kraus is entitled to be issued options to purchase Common Stock so that the combined total of Common Stock owned by Mr. Kraus, including upon exercise of options, equals 5% of our outstanding Common Stock on a fully diluted basis. Mr. Kraus has such right until such time as an aggregate of $4 million of financing has been received by us following the commencement of his employment.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock as described above. Subject to the rights of the holders of the Series A Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 88,000,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. In addition, our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 75,000,000 shares remain available for issuance and may be issued by us without stockholder approval. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

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

Item 2. Description of Property.

We currently operate a facility near Princeton, New Jersey with approximately 7,375 sq. ft, housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement which expires in February 2009. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

Item 3. Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fiscal year ended December 31, 2007.

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

	Price
	High	Low

2006
Third quarter (from August 9)	$3.95	$1.25
Fourth quarter	$1.73	$0.57
2007
First quarter	$2.85	$1.04
Second quarter	$1.45	$0.40
Third quarter	$0.63	$0.16
Fourth quarter	$0.44	$0.14

The number of holders of record for our Common Stock as of December 31, 2007 was approximately 350. This number excludes individual stockholders holding stock under nominee security position listings.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2007, after giving effect to the merger.  The Registrant had no options outstanding prior to the merger, and all of the options below were issued in connection with the merger to former option holders of MedaSorb.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	2,098,502		$9.41		1,772,099	(2)
Total	2,098,502	(3)	$9.41	(3)	2,172,099

(1)	Represents options that may be issued under our 2003 Stock Option Plan.

(2)	Represents options that may be issued under our 2006 Long-Term Incentive Plan.

(3)
Represents options to purchase (i) 133,737 shares of Common Stock at a price of $41.47 per share, (ii) 247,121 shares of Common Stock at a price of $31.52 per share, (iii) 56,279 shares of Common Stock at a price of $21.57 per share, (iv) 34,028 shares of Common Stock at a price of $19.91 per share, (v) 443,507 shares of Common Stock at a price of $6.64 per share, (vi) 452 shares of Common Stock at a price of $3.32 per share, (vii) 306,000 shares of Common Stock at a price of $1.65 per share, (viii) 166,756 shares of Common Stock at a price of $1.25 per share, (ix) 400,000 shares of Common Stock at a price of $1.26 per share, (x) 173,000 shares of Common Stock at a price of $1.90, and (xi) 137,622 shares of Common Stock at a price of $0.22.

Item 6. Management’s Discussion and Analysis of Plan of Operation.

Reverse Merger

On June 30, 2006, pursuant to an Agreement and Plan of Merger, by and among us (formerly known as Gilder Enterprises, Inc.), MedaSorb Technologies, Inc., a Delaware corporation and MedaSorb Acquisition Inc., a newly formed wholly-owned Delaware subsidiary of ours, MedaSorb Technologies, Inc. merged with MedaSorb Acquisition Inc. (now known as MedaSorb Technologies, Inc.), and the stockholders of MedaSorb Technologies, Inc. became our stockholders. MedaSorb Technologies, Inc. is now a wholly owned subsidiary of ours, and its business is now our only business.

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

Stock Based-Compensation

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

PLAN OF OPERATIONS

We are a development stage company and expect to remain so for at least the next twelve months. We have not generated revenues to date and do not expect to do so until we commercialize and receive the necessary regulatory approvals to sell our proposed products. We will seek to commercialize a blood purification technology that efficiently removes middle molecular weight toxins from circulating blood and physiologic fluids.

We are focusing our efforts on the commercialization of our CytoSorb™ product, which we believe will provide a relatively faster regulatory pathway to market. The first indication for CytoSorb™ will be in the adjunctive treatment of sepsis (bacterial infection of the blood), which causes systematic inflammatory response syndrome. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrates of cytokines in the bloodstream associated with sepsis. It is intended for short term use as an adjunctive device to the standard treatment of sepsis. To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorb™ device.

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits the CytoSorb™ device may have in removing drugs from blood.

In December 2006, we submitted a proposed pilot study for approval to the FDA with respect to CytoSorb™, the first device we intend to bring to market. In the first quarter of 2007, we received approval from the FDA to conduct a limited study of five patients in the adjunctive treatment of sepsis. Based on management’s belief that proceeding with the approved limited study would add at least one year to the approval process for the United States, we made a determination to focus our efforts on obtaining regulatory approval in Europe before proceeding with the FDA.

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe for the initial market introduction of our CytoSorb™ product. To accomplish the European introduction, in July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee. We received approval of the final study design in October of 2007. The clinical study allows for enrollment of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. We have recently made arrangements with several hospitals in Berlin to conduct the clinical studies, and those hospitals are now open for patient enrollment.

The clinical protocol for our European clinical study has been designed to allow us to gather information to support future U.S. studies. In the event we receive the CE Mark and are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510K or PMA registration. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain CE Mark (or FDA) approval to sell CytoSorb™. Even if we ultimately obtain CE Mark approval, because we cannot control the timing of responses from regulators to our submissions, there can be no assurance as to when such approval will be obtained.

Our research and development costs were $1,415,509 and $1,112,804 for the years ended December 31, 2007 and 2006, respectively. We have experienced substantial operating losses since inception. As of December 31, 2007, we had an accumulated deficit of $71,538,209 which included losses from operations of $3,350,754 and $7,671,580 for the years ended December 31, 2007 and December 31, 2006 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,677,475 and $2,051,932, for the years ended December 31, 2007 and December 31, 2006 respectively. Legal, financial, and other consulting costs were $389,155 and $912,379 for the years ended December 31, 2007 and 2006, respectively.

In addition, our loss for the year ended December 31, 2007 includes net interest and dividend income of $67,362.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2007, we had cash on hand of $211,613, and current liabilities of $906,868. Due to the lack of available funds, we have not paid certain of our senior executives since February 2008. We currently require additional financing to proceed with clinical studies and the attempted commercialization of our proposed products. Although we continue to discuss funding alternatives with potential institutional investors, our recent efforts to obtain additional financing have been unsuccessful, and there can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research or development programs or product launches or marketing efforts or cease operations.

Due to our losses and lack of available cash, our audited consolidated financial statements for the year ended December 31, 2007 included in this Annual Report have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

Item 7. Financial Statements.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2007, management conducted tests of our internal controls over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting.

In management’s opinion, based on the assessment completed as at December 31, 2007, our internal controls over financial reporting are operating effectively.

Item 8B. Other Information.

Not Applicable

PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Al Kraus	63	President and Chief Executive Officer, Director
William R. Miller	79	Chairman of the Board
Joseph Rubin, Esq.	69	Director
Kurt Katz	75	Director
Edward R. Jones, MD, MBA	59	Director
Martin F. Whalen	67	Director
Vincent Capponi	50	Chief Operating Officer
David Lamadrid	37	Chief Financial Officer
James Winchester, MD	64	Chief Medical Officer

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

William R. Miller. Mr. Miller has been the Chairman of the Board since January 1, 2007. Mr. Miller served as Vice Chairman of the Board of Directors of the Bristol-Myers Squibb Company from 1985 until 1991, at which time he retired. Mr. Miller serves as the Chairman of the Board of Vion Pharmaceuticals, Inc. and was a director of ImClone Systems Incorporated from June 1996 until August 2007. Mr. Miller previously served as Chairman of Cold Spring Harbor Laboratory, a non-profit institution, and the Pharmaceutical Manufacturers Association. Mr. Miller is also a Trustee of the Manhattan School of Music and a Managing Director of the Metropolitan Opera Association. Mr. Miller earned his M.A. in Philosophy, Politics and Economics from St. Edmund Hall, Oxford University, Oxford, England.

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

Martin F. Whalen. Mr. Whalen has been a director of ours since May 2007. Mr. Whalen was President and owner of M.W. Orthopedics, Inc., and has over forty years' experience in the hospital and surgical fields. Mr. Whalen served on the Board of Directors for Biomet Inc. from 1988 to 1992 and Founders Bank from 1987 to 2000. He also served on the Board of Trustees of New England College and La Salle College High School and was the President of The Blue White Scholarship Foundation. Mr. Whalen graduated from Villanova University with a B.S. in Economics and a major in Finance.

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

David Lamadrid.  Mr. Lamadrid has been with MedaSorb since 2000 and has served as its Chief Financial Officer since October 2002. He has over 15 years of business experience in finance and operations. Prior to joining MedaSorb in 2000, Mr. Lamadrid was a financial analyst at Chase Manhattan Bank working in the Middle Market Banking Group. Mr. Lamadrid received his MBA from New York University, a BS in Finance from St. John’s University, and an AAS in Accounting from S.U.N.Y. Rockland.

James Winchester, M.D. Prior to joining MedaSorb in 2000, Dr. Winchester was Professor of Medicine and Director of Dialysis Programs at Georgetown University School of Medicine for more than 25 years. Dr. Winchester is also currently the Chief of the Nephrology Division at Beth Israel Medical Center, a position he has held since July 2004. He has published more than 200 articles in scientific and medical journals, and has co-authored eight books in the fields of renal replacement therapy and clinical poisoning management. Dr. Winchester is editor-in chief of Replacement of Renal Function, the most widely used textbook for nephrology fellows. Dr. Winchester has published more articles on hemoperfusion than any other nephrologist in the world. He is widely recognized as one of the world’s leading experts in hemoperfusion and toxicology. Dr. Winchester received his medical degree from the University of Glasgow and is a Fellow of the Royal College of Physicians and Surgeons of Glasgow, and a Fellow of the American College of Physicians.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments filed with the SEC by persons subject to the reporting requirements of Section 16(a) of the Exchange Act, except for one Form 4 filed one day late by each of James Winchester, Vincent Capponi and William Miller, we believe that, all reporting requirements under Section 16(a) for the 2007 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Audit Committee Financial Expert

The Board of Directors does not have an Audit Committee, and therefore does not have an “audit committee financial expert,” as such term is defined in Item 401(e) of Regulation S-B.

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2007, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)		Total ($)
Al Kraus
Chief Executive Officer	2007	216,351	-0-	251,446	(2)	467,797
	2006	201,257	-0-	69,555	(3)	270,812
Vincent Capponi,
Chief Operating Officer	2007	195,527	-0-	-0-		195,527
	2006	178,441	200	40,297	(4)	218,939
David Lamadrid,
Chief Financial Officer	2007	145,801	-0-	137,781	(5)	283,582
	2006	135,629	200	-0-		135,829
Dr. James Winchester
Chief Medical Officer	2007	120,000	-0-	2,431	(6)	122,431
	2006	120,000	-0-	40,297	(7)	160,297

(1)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R) for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2007.

(2)	Options to purchase 400,000 shares of Common Stock at an exercise price of $1.26 per share and 80,122 shares of Common Stock at an exercise price of $0.22 per share.

(3)
Reflects options to purchase 413,920 shares of Common Stock, all of which are currently exercisable at an exercise price of $6.64 per share. Options to purchase 332,094 of these shares were granted on September 30, 2006 and expire on September 30, 2016, and options to purchase 81,826 of these shares were granted on December 31, 2006 and expire on December 31, 2016.

(4)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $1.65 per share, which were granted on December 31, 2006 and expire on December 31, 2016. This option vested and became exercisable as to 16,667 shares on the date of grant, vested and become exercisable as to 16,667 shares on December 31, 2007; and will vest as to 16,666 shares on December 31, 2008.

(5)	Option to purchase 150,000 shares of Common Stock at an exercise price of $1.90 per share.

(6)	Option to purchase 25,000 shares of Common Stock at an exercise price of $0.22 per share.

(7)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $1.65 per share, which were granted on December 31, 2006 and expire on December 31, 2016. This option vested and became exercisable as to 16,667 shares on the date of grant, vested and become exercisable as to 16,667 shares on December 31, 2007; and will vest as to 16,666 shares on December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Al Kraus	332,094		6.64	(1)	9/30/16
	81,826		6.64	(1)	12/31/16
	400,000		1.26	(1)	02/08/17
	80,122		0.22	(1)	12/31/17
Vincent Capponi	33,334	16,666	1.65	(2)	12/31/16

David Lamadrid	50,000	100,000	1.90	(3)	01/16/17

Dr. James Winchester	33,334	16,666	1.65	(4)	12/31/16
	8,333	16,667	0.22	(5)	12/31/17

(1)	Fully vested

(2)	Vests and becomes exercisable as to (i) 16,667 shares on December 31, 2006; (ii) 16,667 shares on December 31, 2007; and (iii) 16,666 shares on December 31, 2008.

(3)	Vests and becomes exercisable as to (i) 50,000 shares on January 16, 2007; (ii) 50,000 shares on January 16, 2008; and (iii) 50,000 shares on January 16, 2009.

(4)	Vests and becomes exercisable as to (i) 16,667 shares on December 31, 2006; (ii) 16,667 shares on December 31, 2007; and (iii) 16,666 shares on December 31, 2008.

(5)	Vests and becomes exercisable as to (i) 8,333 shares on December 31, 2007; (ii) 8,333 shares on December 31, 2008; and (iii) 8,334 shares on December 31, 2009.

Director Compensation

The following table shows for the fiscal year ended December 31, 2007 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
William R. Miller	20,000	159,536	(2)(3)	179,536

Joseph Rubin	10,000	972	(2)(4)	10,972

Kurt Katz	10,000	972	(2)(5)	10,972

Edward R. Jones	6,000	729	(2)(6)	6,729

Martin F. Whalen	4,000	486	(2)(7)	4,486

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

(2)	Fully vested

(3)	At December 31, 2007, Mr. Miller held options to purchase 200,000 shares of our Common Stock.

(4)	At December 31, 2007, Mr. Rubin held options to purchase 71,715 shares of our Common Stock.

(5)
At December 31, 2007, we had issued on behalf of Mr. Katz options to purchase 66,817 shares of our Common Stock in connection with his service as a director. All of these options have been issued to a trust established by Mr. Katz for the benefit of his children.

(6)	At December 31, 2007, Dr. Jones held options to purchase 7,500 shares of our Common Stock.

(7)	At December 31, 2007, Mr. Whalen held options to purchase 5,000 shares of our Common Stock.

In 2007, we approved arrangements under which each non-employee director receives a fee of $2,000 for each Board meeting attended in person and a fee of $1,000 for each Board meeting participated in by telephone. In addition, our Board approved a policy under which each non-employee director will be eligible to be issued options to purchase up to 10,000 shares of our Common Stock on December 31, 2007 based on attendance at quarterly Board meetings held during 2007. Such options will be exercisable at the closing price of our Common Stock on the date of grant. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

In connection with his appointment as Chairman of the Board, we agreed to compensate Mr. Miller at the rate of $20,000 per annum, and on January 1, 2007 we issued Mr. Miller a ten year option to purchase 200,000 shares of our Common Stock at a price of $1.65 per share (the last reported sales price on the OTC Bulletin Board on December 29, 2006). In January 2008 we issued Mr. Miller an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share.

In 2008, the Board approved the issuance to each non-employee director, with the exception of the Chairman, options to purchase up to 30,000 shares of Common Stock on December 31, 2008 based on attendance at quarterly Board meetings held during 2008.

Employment Agreements with Named Executive Officers

Agreement with Chief Executive Officer

Effective December 31, 2007, we entered into a new Employment Agreement with Al Kraus, our President and Chief Executive Officer. The new Employment Agreement is substantially similar to the previous Employment Agreement that we had entered into with Mr. Kraus, which it replaces, and has the following principal terms.

The Employment Agreement provides for a one-year term of employment as our President and Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Kraus will continue to receive his current base salary of $216,351 per annum. The Employment Agreement also provides that Mr. Kraus will be issued options on a quarterly basis, if necessary, so as to maintain a 5% beneficial ownership interest in our outstanding Common Stock on a fully diluted basis. Mr. Kraus will have this right until such time as an aggregate of $4 million of financing has been received by us following December 31, 2007. Options granted pursuant to the Employment Agreement would have an exercise price equal to the market price of our shares of Common Stock on the applicable grant date.

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

Agreement with Chief Operating Officer

We are a party to an Employment Agreement, dated as of July 1, 2005, with Vincent Capponi, our Chief Operating Officer. The Employment Agreement provides for an initial term of one-year, with automatic annual renewals unless either party provides notice to the other within 120 days prior to the end of the year of its intention not to renew. Under the terms of the Employment Agreement, Mr. Capponi received an annual base salary of $181,886 through December 31, 2006. Effective January 1, 2007, Mr. Capponi’s annual base salary was increased to $195,527. Under the Employment Agreement, Mr. Capponi was also granted Management Units equal to 1.5% of the outstanding equity interests of MedaSorb (which was then a limited liability company) on a fully-diluted basis. As a result of the conversion of MedaSorb to a corporation and the merger, these Management Units were exchanged for 418,086 shares of our Common Stock.

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

Agreement with Chief Financial Officer

We are a party to an Employment Agreement, dated as of July 1, 2005, with David Lamadrid, our Chief Financial Officer. The Employment Agreement provides for an initial term of one-year, with automatic annual renewals unless either party provides notice to the other within 120 days prior to the end of the year of its intention not to renew. Under the terms of the Employment Agreement, Mr. Lamadrid received an annual base salary of $135,629 through December 31, 2006. Effective January 1, 2007, Mr. Lamadrid’s annual base salary was increased to $145,801. Under the Employment Agreement, Mr. Lamadrid was also granted Management Units equal to 1.8% of the outstanding equity interests of MedaSorb (which was then a limited liability company) on a fully-diluted basis. As a result of the conversion of MedaSorb to a corporation and the merger, these Management Units were exchanged for 501,704 shares of our Common Stock.

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

Agreement with Chief Medical Officer

We are a party to an Employment Agreement, dated as of July 1, 2004, with Dr. James Winchester, our Chief Medical Officer. The Employment Agreement provides for an initial term of one-year, with automatic annual renewals unless either party provides notice to the other within 90 days prior to the end of the year of its intention not to renew. Under the terms of the Employment Agreement, Dr. Winchester receives an annual base salary of $120,000. Dr. Winchester’s primary employment is with Beth Israel Medical Center, as the Chief of its Nephrology division. Although the time Mr. Winchester provides to us varies from time to time, it is generally in the range of one-half day to one full day per week.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of April 7, 2008, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED[1]
	Number		Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)
Margie Chassman(2)	6,758,546	(2)	25.0%

Guillermina Montiel(3)	5,052,456		20.1%

Margery Germain(4)	2,000,000		8.0%

Robert Shipley (5)	1,538,865		5.9%

Directors and Executive Officers

Al Kraus(6)	2,287,673		8.8%

William R. Miller (7)	300,000		1.2%

David Lamadrid (8)	1,075,400		4.2%

Vince Capponi (9)	818,086		3.2%

Joseph Rubin(10)	397,424		1.6%

James Winchester(11)	152,519		*

Kurt Katz(12)	69,077		*

Edward R. Jones(13)	7,500		*

Martin F. Whalen(14)	5,000		*

All directors and executive officers as a group (nine persons)(15)	5,112,679		18.5%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of April 7, 2008 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 25,044,932 shares of Common Stock outstanding as of April 7, 2008.

2
Based on information reflected in a Schedule 13G filed by Ms. Chassman with the SEC on November 20, 2006, and includes 630,000 shares of Common Stock ultimately issuable upon exercise and conversion of the Series A Preferred Stock and warrants underlying the warrant we issued Ms. Chassman upon the closing of our Series A Preferred Stock private placement, 920,212 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 400,000 shares of Common Stock issuable upon exercise of warrants. Ms. Chassman has waived her registration rights with respect to the Series A Preferred Stock and warrants. Margie Chassman is married to David Blech. Mr. Blech disclaims beneficial ownership of these shares. Since 1980 Mr. Blech has been a founder of companies and venture capital investor in the biotechnology sector. His initial venture investment, Genetic Systems Corporation, which he helped found and served as treasurer and a member of the board of directors, was sold to Bristol Myers in 1986 for $294 million of Bristol Myers stock. Other companies he helped found include DNA Plant Technology, Celgene Corporation, Neurogen Corporation, Icos Corporation, Incyte Pharmaceuticals, Alexion Pharmaceuticals and Neurocrine Biosciences. He was also instrumental in the turnaround of Liposome Technology, Inc. and Biotech General Corporation. In 1990 Mr. Blech founded D. Blech & Company, which, until it ceased doing business in September 1994, was a registered broker-dealer involved in underwriting biotechnology issues. In May 1998, David Blech pled guilty to two counts of criminal securities fraud, and, in September 1999, he was sentenced by the U.S. District Court for the Southern District of New York to five years’ probation, which was completed in September 2004. Mr. Blech also settled administrative charges by the Commission in December 2000 arising out of the collapse in 1994 of D. Blech & Co., of which Mr. Blech was President and sole stockholder. The settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No.10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter styled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. (“NASD”) for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000.

3	Includes 58,472 shares issuable upon exercise of stock options.

4	Includes 1,700,000 shares of Common Stock held directly by Ms. Germain and 300,000 shares of Common Stock held by her minor children.

5	Includes 371,557 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 661,293 shares of Common Stock issuable upon exercise of warrants and options.

6
Includes 494,042 shares of Common Stock issuable upon exercise of stock options pursuant to Mr. Kraus’s Employment Agreement described above, and an additional 400,000 shares of Common Stock. issuable upon other currently exercisable stock options.

7	These shares are issuable upon exercise of stock options.

8	Includes 566,666 shares of Common Stock issuable upon exercise of stock options.

9	Includes 400,000 shares of Common Stock issuable upon exercise of stock options.

10
Includes 2,320 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 312,840 shares of Common Stock issuable upon exercise of warrants and stock options. Does not include shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

11	Includes 100,000 shares of Common Stock issuable upon exercise of stock options.

12
Includes 66,817 shares of Common Stock issuable upon exercise of stock options, all of which are held by a trust established for the benefit of Mr. Katz’s children. Mr. Katz does not exercise voting control over these shares and disclaims beneficial ownership of the shares.

13	These shares are issuable upon exercise of stock options.

14	These shares are issuable upon exercise of stock options.

15	Includes an aggregate of 2,655,185 shares of Common Stock issuable upon exercise of stock options and warrants and conversion of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2007, we owed Mr. Rubin’s firm approximately $2,500 in respect of legal services provided by his firm to us.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, and Al Kraus, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

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

10.1‡
Employment Agreement, dated as of December 31, 2007, between Al Kraus and MedaSorb Technologies Corporation (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference)

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, A Professional Corporation, for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by WithumSmith+Brown during those years.

	2007	2006

Audit fees (1)	$80,347	$127,772
Audit related fees	—	—
Tax fees	—	26,110
All other fees	$—	$—

Total fees	$80,347	$153,882

(1)
Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Registration Statement on Form SB-2 and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2007, our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, MedaSorb Technologies Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2008.

MEDASORB TECHNOLOGIES CORPORATION

By:	/s/ Al Kraus
Al Kraus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al Kraus	Chief Executive Officer (Principal	April 15, 2008
Al Kraus	Executive Officer) and Director

/s/ David Lamadrid	Chief Financial Officer (Principal	April 15, 2008
David Lamadrid	Accounting and Financial Officer)

/s/ William R. Miller	Chairman of the Board	April 15, 2008
William R. Miller

/s/ Joseph Rubin	Director	April 15, 2008
Joseph Rubin, Esq.

/s/ Kurt Katz	Director	April 15, 2008
Kurt Katz

/s/ Edward R. Jones	Director	April 15, 2008
Edward R. Jones

/s/ Martin F. Whalen	Director	April 15, 2008
Martin F. Whalen

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,
MedaSorb Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Medasorb Technologies Corporation (a development stage company), as of December 31, 2007 and 2006, and the consolidated related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 1, 2001 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medasorb Technologies Corporation as of December 31, 2007 and 2006 and the consolidated results of its operations and cash flows for the years then ended and the cumulative period from January 1, 2001 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, A Professional Corporation

New Brunswick, New Jersey
April 10, 2008

Report of Independent Public Accountants

To the Board of Directors and Stockholders,
Medasorb Corporation:

We have audited the accompanying balance sheets of Medasorb Corporation (a development stage company), as of December 31, 2000 and 1999, and the related statements of operations, changes in members’ equity and cash flows for the period from inception (January 22, 1997) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medasorb Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from inception (January 22, 1997) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen, LLP

New York, New York
December 27, 2001

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$211,613	$2,873,138
Prepaid expenses and other current assets	200,682	24,880

Total current assets	412,295	2,898,018

Property and equipment - net	144,457	303,560

Other assets	245,820	243,471

Total long-term assets	390,277	547,031

Total Assets	$802,572	$3,445,049

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$775,342	$942,265
Accrued expenses and other current liabilities	131,526	69,779
Accrued interest	—	70,000

Total current liabilities	906,868	1,082,044

Stockholders' Equity (Deficiency):

10% Series A Preferred Stock, Par Value $0.001, 100,000,000 shares authorized at December 31, 2007 and 2006 8,019,508 and 7,403,585 shares issued and outstanding, respectively	8,019	7,403
Common Stock, Par Value $0.001, 100,000,000 shares authorized at December 31, 2007 and 2006 25,044,932 and 24,628,274 shares issued and outstanding, respectively	25,045	24,629
Additional paid-in capital	71,400,849	69,757,556
Deficit accumulated during the development stage	(71,538,209)	(67,426,583)

Total stockholders' equity (deficiency)	(104,296)	2,363,005

Total Liabilities and Stockholders' Equity (Deficiency)	$802,572	$3,445,049

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2007	2006

Revenue	$—	$—	$—

Expenses:

Research and development	42,308,280	1,415,509	1,112,804
Legal, financial and other consulting	6,648,668	389,155	912,379
General and administrative	21,400,075	1,261,966	939,128
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	64,301,540	3,066,630	2,964,311

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	(10,009)	(31,608)
Interest (income) expense, net	5,577,046	(67,362)	4,738,877
Penalties associated with non-registration of Series A Preferred Stock	361,495	361,495	—

Total other (income) expense, net	5,700,261	284,124	4,707,269

Net loss	(70,001,801)	(3,350,754)	(7,671,580)

Series A preferred stock dividend	1,536,408	760,872	775,536

Net loss available to common shareholders	$(71,538,209)	$(4,111,626)	$(8,447,116)

Basic and diluted net loss per common share		$(0.17)	$(0.56)

Weighted average number of common stock outstanding		24,848,562	14,956,072

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2007

	Members'						Additional	Deficit Accumulated During the	Total
	Equity	Deferred	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Balance at January 22, 1997 (date of inception)	$—	$—	—	$—	—	$—	$—	$—	$—

Equity contributions	1,143,487	—	—	—	—	—	—	—	1,143,487

Subscriptions receivable	440,000	—	—	—	—	—	—	—	440,000

Technology contribution	4,550,000	—	—	—	—	—	—	—	4,550,000

Net loss	—	—	—	—	—	—	—	(5,256,012)	(5,256,012)

Balance at December 31, 1997	6,133,487	—	—	—	—	—	—	(5,256,012)	877,475

Equity contributions	2,518,236	—	—	—	—	—	—	—	2,518,236

Options issued to consultants	1,671	—	—	—	—	—	—	—	1,671

Subscriptions receivable	50,000	—	—	—	—	—	—	—	50,000

Net loss	—	—	—	—	—	—	—	(1,867,348)	(1,867,348)

Balance at December 31, 1998	8,703,394	—	—	—	—	—	—	(7,123,360)	1,580,034

Equity contributions	1,382,872	—	—	—	—	—	—	—	1,382,872

Equity issued to consultants	88,363	—	—	—	—	—	—	—	88,363

Recognition of deferred compensation	47,001	(47,001)	—	—	—	—	—	—	—

Amortization of deferred compensation	—	15,667	—	—	—	—	—	—	15,667

Subscriptions receivable	100,000	—	—	—	—	—	—	—	100,000

Net loss	—	—	—	—	—	—	—	(3,066,388)	(3,066,388)

Balance at December 31, 1999	10,321,630	(31,334)	—	—	—	—	—	(10,189,748)	100,548

Equity contributions	14,407,916	—	—	—	—	—	—	—	14,407,916

Equity issued to consultants	1,070,740	—	—	—	—	—	—	—	1,070,740

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2007

	Members'						Additional	Deficit Accumulated During the	Total
	Equity	Deferred	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Warrants issued to consultants	468,526	—	—	—	—	—	—	—	468,526

Recognition of deferred compensation	27,937	(27,937)	—	—	—	—	—	—	—

Amortization of deferred compensation	—	46,772	—	—	—	—	—	—	46,772

Net loss	—	—	—	—	—	—	—	(10,753,871)	(10,753,871)

Balance at December 31, 2000	26,296,749	(12,499)	—	—	—	—	—	(20,943,619)	5,340,631

Equity contributions	13,411,506	—	—	—	—	—	—	—	13,411,506

Equity issued to consultants	161,073	—	—	—	—	—	—	—	161,073

Options issued to employee	2,847	—	—	—	—	—	—	—	2,847

Fees incurred in raising capital	(1,206,730)	—	—	—	—	—	—	—	(1,206,730)

Amortization of deferred compensation	—	12,499	—	—	—	—	—	—	12,499

Net loss	—	—	—	—	—	—	—	(15,392,618)	(15,392,618)

Balance at December 31, 2001	38,665,445	—	—	—	—	—	—	(36,336,237)	2,329,208

Equity contributions	6,739,189	—	—	—	—	—	—	—	6,739,189

Equity issued to consultants	156,073	—	—	—	—	—	—	—	156,073

Options issued to consultant	176,250	—	—	—	—	—	—	—	176,250

Options issued to employee	2,847	—	—	—	—	—	—	—	2,847

Fees incurred in raising capital	(556,047)	—	—	—	—	—	—	—	(556,047)

Forgiveness of loan receivable in exchange for equity	(1,350,828)	—	—	—	—	—	—	—	(1,350,828)

Net loss	—	—	—	—	—	—	—	(11,871,668)	(11,871,668)

Balance at December 31, 2002	43,832,929	—	—	—	—	—	—	(48,207,905)	(4,374,976)

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2007

	Members'						Additional	Deficit Accumulated During the	Total
	Equity	Deferred	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Equity contributions	4,067,250	—	—	—	—	—	—	—	4,067,250

Equity issued to consultants	16,624	—	—	—	—	—	—	—	16,624

Change in fair value of management units	2,952,474	—	—	—	—	—	—	—	2,952,474

Options issued to consultant	65,681	—	—	—	—	—	—	—	65,681

Fees incurred in raising capital	(343,737)	—	—	—	—	—	—	—	(343,737)

Forgiveness of loan receivable in exchange for equity	(281,340)	—	—	—	—	—	—	—	(281,340)

Net loss	—	—	—	—	—	—	—	(6,009,283)	(6,009,283)

Balance at December 31, 2003	50,309,881	—	—	—	—	—	—	(54,217,188)	(3,907,307)

Equity contributions	512,555	—	—	—	—	—	—	—	512,555

Change in fair value of management units	(2,396,291)	—	—	—	—	—	—	—	(2,396,291)

Fees incurred in raising capital	(80,218)	—	—	—	—	—	—	—	(80,218)

Net Loss	—	—	—	—	—	—	—	(1,096,683)	(1,096,683)

Balance at December 31, 2004	48,345,927	—	—	—	—	—	—	(55,313,871)	(6,967,944)

Equity contributions	92,287	—	—	—	—	—	—	—	92,287

Settlement of accounts payable in exchange for equity	836,319	—	—	—	—	—	—	—	836,319

Conversion of convertible notes payable and accrued interest for equity	51,565	—	—	—	—	—	—	—	51,565

Change in fair value of management units	(14,551)	—	—	—	—	—	—	—	(14,551)

Fees incurred in raising capital	(92,287)	—	—	—	—	—	—	—	(92,287)

Reorganization from an LLC to "C" corporation	(49,219,260)	—	4,829,120	4,829	—	—	49,214,431		—

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2007

	Members'						Additional	Deficit Accumulated During the	Total
	Equity	Deferred	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Net loss	—	—	—	—	—	—	—	(3,665,596)	(3,665,596)

Balance at December 31, 2005	—	—	4,829,120	4,829	—	—	49,214,431	(58,979,467)	(9,760,207)

Issuance of common stock for stock subscribed	—	—	240,929	241	—	—	799,644	—	799,885

Issuance of common stock to investor group for price protection	—	—	100,000	100	—	—	(100)	—	—

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	143,352	—	143,352

Issuance of 10% Series A Preferred Stock for cash	—	—	—	—	5,300,000	5,300	5,530,143	(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock	—	—	—	—	—	—	(620,563)	—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger	—	—	3,750,000	3,750	—	—	(3,750)	—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock	—	—	5,170,880	5,171	—	—	11,376,939	—	11,382,110

Issuance of common stock in consideration for funding '$1,000,000 convertible note payable per terms of merger transaction	—	—	10,000,000	10,000	—	—	990,000	—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered	—	—	778,274	779	—	—	587,035	—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock	—	—	(240,929)	(241)	799,885	800	30,194	(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock	—	—	—	—	303,700	303	303,397	(303,700)	—

Issuance of preferred stock for redemption of convertible note	—	—	—	—	1,000,000	1,000	1,204,640	(205,640)	1,000,000

Issuance of warrants to consultants for services	—	—	—	—	—	—	9,883	—	9,883

Issuance of warrants in exchange for accounts payable	—	—	—	—	—	—	192,311	—	192,311

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2007

	Members'						Additional	Deficit Accumulated During the	Total
	Equity	Deferred	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Net loss	—	—	—	—	—	—	—	(7,671,580)	(7,671,580)

Balance at December 31, 2006	$—	$—	24,628,274	$24,629	7,403,585	$7,403	$69,757,556	$(67,426,583)	$2,363,005

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	498,955	—	498,955

Issuance of common stock in settlement of accounts payable	—	—	11,501	11	—	—	22,991	—	23,002

Conversion of preferred stock into common stock	—	—	405,157	405	(506,446)	(506)	101	—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event	—	—	—	—	1,122,369	1,122	1,121,246	(760,872)	361,496

Net loss	—	—	—	—	—	—	—	(3,350,754)	(3,350,754)

Balance at December 31, 2007	$—	$—	25,044,932	$25,045	8,019,508	$8,019	$71,400,849	$(71,538,209)	$(104,296)

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2007	2006

Cash flows from operating activities:
Net loss	$(70,001,801)	$(3,350,754)	$(7,671,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	3,351,961
Issuance of common stock to consultants for services	30,000	—	30,000
Depreciation and amortization	2,237,065	190,440	255,526
Amortization of debt discount	1,000,000	—	1,000,000
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	(10,009)	(31,608)
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	478,409	—	9,883
Expense for issuance of options	889,932	498,955	143,352
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	361,496	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(472,230)	(175,802)	(5,619)
Other assets	(53,893)	—	(2,730)
Accounts payable and accrued expenses	2,726,079	(72,165)	(421,677)
Accrued interest	1,823,103	(70,000)	493,310

Net cash used by operating activities	(51,231,662)	(2,627,839)	(2,849,182)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,220,521)	(21,427)	—
Patent costs	(405,678)	(12,259)	(64,863)
Loan receivable	(1,632,168)	—	—

Net cash used by financing activities	(4,225,876)	(33,686)	(64,863)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	400,490
Proceeds from issuance of preferred stock, net of related issuance costs	4,679,437	—	4,679,437
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowing	8,378,631	—	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	55,669,151	—	5,079,927

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2007	2006

Net increase (decrease) in cash and cash equivalents	211,613	(2,661,525)	2,165,882
Cash and cash equivalents at beginning of period	—	2,873,138	707,256
Cash and cash equivalents at end of period	$211,613	$211,613	$2,873,138

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$78,409	$—

Supplemental schedule of noncash financing activities:
Note payable principal and interest conversion to equity	$10,201,714	$—	$9,030,149
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,609,446	$23,002	$750,125
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$399,395

Costs paid from proceeds in conjunction with issuance of preferred stock	$620,563	$—	$620,563
Series A Preferred stock dividends	$1,536,408	$760,872	$775,536

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$559

During the years ended December 31, 2007 and 2006, 506,446 and -0- Series A Preferred Shares were converted into 405,157 and -0- Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2007, 506,446 Series A Preferred Shares were converted into 405,157 Common Shares.

During the years ended December 31, 2007 and 2006, 553,629 and -0- Series A Preferred Shares were issued in connection with the non-registration event as settlement of dividends/penalties payable, respectively, For the period from January 22, 1997 (date of inception) to December 31, 2007, 553,629 Series A Preferred Shares were issued in connection with the non-registration event as settlement of dividends/penalties payable.

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

For accounting purposes, the Merger has been accounted for as a reverse merger, since the Parent was a shell company prior to the Merger, the former stockholders of MedaSorb Delaware owned a majority of the issued and outstanding shares of the Parent’s Common Stock immediately following the Merger, and directors and executive officers of MedaSorb Delaware became the Parent’s directors and executive officers. Accordingly, MedaSorb Delaware is treated as the acquiror in the Merger, which is treated as a recapitalization of MedaSorb Delaware, and the pre-merger financial statements of MedaSorb Delaware are now deemed to be the historical financial statements of the Parent. Historical information described in this report refers to the operations of MedaSorb Delaware prior to the Merger.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2007 of $71,538,209. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company has developed an intellectual property portfolio, including 25 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of December 31, 2007, the Company has not commenced commercial operations and, accordingly, is in the development stage. The Company has yet to generate any revenue and has no assurance of future revenue.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership.

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

Financial Instruments

The carrying values of accounts payable and other debt obligations approximate their fair values due to their short-term nature.

Net Loss per Common Share

Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Refer to Note 9 for methodology for determining net loss per share.

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

Effects of Recent Accounting Pronouncements

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

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

3.	PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

December 31,	2007	2006	Depreciation/ Amortization Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,731,242	1,709,815	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,324,237	2,302,810
Less accumulated depreciation and amortization	2,179,780	1,999,250
Property and Equipment, Net	$144,457	$303,560

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $180,530 and $250,096, respectively. Depreciation expense from inception to December 31, 2007 amounted to $2,206,868.

4.	OTHER ASSETS:

Other assets consist of the following:

December 31,	2007	2006

Intangible assets, net	$191,926	$189,577
Security deposits	53,894	53,894
Total	$245,820	$243,471

Intangible assets consist of the following:

December 31,	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$222,121	$30,195	$209,863	$20,286

The issued patents that are capitalized are being amortized over the patents remaining legal life. Pending patents are not amortized. Amortization expense amounted to $9,910 and $5,428 for the years ended December 31, 2007 and 2006, respectively. Amortization expense from inception to December 31, 2007 amounted to $30,196.

Amortization expense is anticipated to be approximately $11,300 for the next five years ended December 31, 2012.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	December 31,
	2007	2006

Other payable	$255,418	$151,241
Legal, financial and consulting	242,891	290,168
Research and development	329,177	451,414
Filing fees	79,382	119,221

	$906,868	$1,012,044

6.	INCOME TAXES:

From inception through December 31, 2005, the Company incurred losses which, as a limited liability company, were passed through to its members. Tax losses amounted to approximately $2,900,000 and $3,400,000 for the years ended December 31, 2007 and December 31, 2006, respectively, the sum of which also represents the Company’s net operating loss carryforward which expires through 2027. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

For the years ended December 31, 2007 and December 31, 2006, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	4.9	18.6
Operating losses	29.1	15.4
Effective tax rate	—%	—%

7.	COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space and equipment expiring at various dates through September 2009. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

	2008	$163,000
	2009	30,000
Total		$193,000

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2007 and 2006 amounted to approximately $253,000 and $226,000, respectively.

Employment Agreements

The Company has employment agreements with certain key executives through December 2008. The agreements provide for annual base salaries of varying amounts.

One of these agreements includes an anti-dilution provision whereby the employee is granted options for the right to obtain 5% of the outstanding stock of the Company on a fully diluted basis. For the years ended December 31, 2007 and 2006, the Company’s financial statements reflect the issuance of options to purchase 480,122 and 413,920 shares of common stock to this employee consistent with his employment agreement and includes a bonus grant. These options were valued at approximately $251,000 and $69,600 and have been included as a charge to the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Litigation

The Company is involved in various claims and legal actions. Management is of the opinion that these claims and legal actions have no merit, but may have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

In an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through December 31, 2007. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. The Company has not generated any revenue from its products and has not incurred any royalty costs through December 31, 2007. The amount of future revenue subject to the Settlement Agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

8.	STOCKHOLDERS' EQUITY

10% Series A Preferred Stock

Each share of Series A Preferred Stock has a stated value of $1.00, and is convertible at the holder’s option into that number of shares of Common Stock equal to the stated value of such share of Series A Preferred Stock divided by an initial conversion price of $1.25. Upon the occurrence of a stock split, stock dividend, combination of the Common Stock into a smaller number of shares, issuance of any of shares of Common Stock or other securities by reclassification of the Common Stock, merger or sale of substantially all of the Company’s assets, the conversion rate will be adjusted so that the conversion rights of the Series A Preferred Stock stockholders will be equivalent to the conversion rights of the Series A Preferred Stock stockholders prior to such event. In addition, in the event the Company sells shares of Common Stock (or the equivalent thereof) at a price of less than $1.25 per share, the conversion price of the shares of Series A Preferred Stock will be reduced to such lower price. In addition, in the event the Company sells shares of Common Stock (or the equivalent thereof) at a price of less than $2.00 per share, the exercise price of the warrants issued to the holders of the Series A Preferred Stock will be reduced to such lower price.

The Series A Preferred Stock bears a dividend of 10% per annum payable quarterly, at the Company’s election in cash or additional shares of Series A Preferred Stock valued at the stated value thereof; provided, however, that the Company must pay the dividend in cash if an “Event of Default” as defined in the Certificate of Designation designating the Series A Preferred Stock has occurred and is then continuing. In addition, upon an Event of Default, the dividend rate increases to 20% per annum. An Event of Default includes, but is not limited to, the following:

•	the occurrence of “Non-Registration Events”;
•	an uncured breach by the Company of any material covenant, term or condition in the Certificate of Designation or any of the related transaction documents; and
•	any money judgment or similar final process being filed against the Company for more than $100,000.

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
The registration rights provided for in the subscription agreements entered into with the purchasers of the Series A Preferred Stock: 1) required that the Company file a registration statement with the SEC on or before 120 days from the closing to register the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants, and cause such registration statement to be effective within 240 days following the closing; and 2) entitles each of these investors to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series A Preferred Stock if the Company fails to timely file that registration statement with, or have it declared effective by, the SEC.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2007. Prior to February 26, 2007 and after May 7, 2007, the dividend rate was 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,496. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

Pursuant to a settlement agreement entered into in August 2007 with the June 30, 2006 purchasers of the Series A Preferred Stock, cash dividends stopped accruing on the Series A Preferred Stock effective on the date the Company’s registration statement was declared effective (May 7, 2007) and all cash dividends and penalties due through that date were paid with additional shares of Series A Preferred Stock at its stated value of $1.00 per share in lieu of cash. The settlement, did not result in a gain or loss on extinguishment of debt for the year ended December 31, 2007. Additionally, as part of the settlement, the dividend rate on the Series A Preferred Stock issued to these purchasers was reset to 10% effective as of May 7, 2007.

During the years ended December 31, 2007 and 2006, the Company issued 760,873 and 303,700 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. During the year ended December 31, 2007, the Company issued 361,496 shares of Series A Preferred Stock as settlement of the cash dividends and penalties payable to the purchasers under the agreement.  The shares were valued at $361,495 and included as a charge to operations under other (income) expenses for the year ended December 31, 2007.

In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuances during the year ended December 31, 2006, the Company received total proceeds of $7,099,885. The Company allocated the total proceeds in accordance with EITF 00-27 based on the related fair value as follows: $6,776,667 was allocated to the preferred stock and $323,218 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $148,618. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock,” and SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended),” and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative under EITF 00-19 and SFAS 133.

Stock Option Plans

As of December 31, 2007, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 2,500,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2007 there were outstanding options to purchase 1,208,023 shares of common stock reserved under the plan. Additionally, as of December 31, 2007 there were options to purchase 890,479 shares of Common Stock that were issued outside of the 2006 Plan.

The 2006 Plan as well as grants issued outside of the Plan are administered by the Board of Directors.  The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom incentives are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options.  The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans.  Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

The Plan provides that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code.  Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. “Non-Qualified Options.”  Because the Company has not yet obtained shareholder approval of the 2006 Plan, all options granted thereunder to date are “Non-Qualified Options” and until such shareholder approval is obtained, all future options issued under the 2006 Plan will also be “Non-Qualified Options.”

Stock-based Compensation

Effective January 1, 2006, the Company implemented the fair value recognition provisions of SFAS 123(R) and guidance of SAB 107 for all share-based compensation. Share-based employee compensation for the years ended December 31, 2007 and December 31, 2006 in the amounts of approximately $37,000 and $462,000 (net of related tax) and $31,300 and $112,000 (net of related tax), are included in the net loss of $3,350,754 and $7,671,580, respectively under the captions research and development and general and administrative.

The summary of the stock option activity for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding, January 1, 2007	1,185,001	$15.66	7.5
Granted	913,622	1.31	9.2
Cancelled	(121)	41.47	0.0
Exercised	—	—	—
Outstanding, December 31, 2007	2,098,502	$9.41	7.7

The weighted-average grant date fair value for options granted during the years ended December 31, 2007 and 2006 amounted to approximately $0.63 and $0.30 per share, respectively.

At December 31, 2007, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to $0.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2007	79,665	$0.77
Granted	913,622	$0.63
Cancelled	—	$—
Vested	(819,957)	$0.57
Exercised	—	—
Non-vested, December 31, 2006	173,330	$0.80

As of December 31, 2007, approximately $139,004 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.74 years.

As of December 31, 2007, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$2.00	October 31, 2011
240,125	$2.00	October 24, 2016

As of December 31, 2007, the Company has the following warrant to purchase preferred stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional 5 year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

Equity Instruments Issued for Services Rendered

During the years ended December 31, 2007 and 2006 the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.22 to $1.90 per share) and expected life of the stock option or warrant (5-10 years), the current price of the underlying stock and its expected volatility (approximately 26 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 4 to 4.5 percent) for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

9.	NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 3,964,419 and 2,098,502 incremental shares, respectively, as well as shares issuable upon conversion of Series A Convertible Preferred Stock and Preferred Stock Warrant representing approximately 7,045,606 incremental shares have been excluded from the computation of diluted EPS as they are anti-dilutive.

10.	SUBSEQUENT EVENTS

In January 2008, the Board approved an increase in the number of shares of common stock issuable under the Company’s 2006 Long Term Incentive Plan from 2,500,000 to 20,000,000.

In January 2008, the Company issued options to purchase 3,014,000 shares of Common Stock to eligible employees and a consultant exercisable at $.25 per share.