Form 10-Q
period 2008-03-31
MedaSorb Technologies CORP
filed 2008-05-15
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51038

MedaSorb Technologies Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0373793
(State or Other Jurisdiction of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852 (Address of Principal Executive Offices)

 (732) 329-8885
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No

As of May 14, 2008 there were 25,044,932 shares of the issuer’s common stock outstanding.

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-Q

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (March 31, 2008 and 2007 are unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15

Item 6. Exhibits	15

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$46,768	$211,613
Prepaid expenses and other current assets	187,913	200,682

Total current assets	234,681	412,295

Property and equipment - net	122,687	144,457

Other assets	249,203	245,820

Total long-term assets	371,890	390,277

Total Assets	$606,571	$802,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$910,123	$775,342
Accrued expenses and other current liabilities	228,090	131,526

Total current liabilities	1,138,213	906,868
Long term liabilities:
Notes payable - non-current	100,000	--
Total long term liabilities	100,000	--

Total liabilities	1,238,213	906,868

Stockholders’ Equity (Deficit):
10% Series A Preferred Stock, Par Value $0.001, 100,000,000 shares authorized at March 31, 2008 and December 31, 2007, 8,219,995 and 8,019,508 shares issued and outstanding, respectively	8,219	8,019
Common Stock, Par Value $0.001, 100,000,000 Shares authorized at March 31, 2008 and December 31, 2007, 25,044,932 shares issued and outstanding	25,045	25,045
Additional paid-in capital	71,719,840	71,400,849
Deficit accumulated during the development stage	(72,384,746)	(71,538,209)
Total stockholders' equity (deficit)	(631,642)	(104,296)

Total Liabilities and Stockholders' Equity (Deficit)	$606,571	$802,572

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Three months ended March 31,
	March 31, 2008	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--

Expenses:

Research and development	42,663,407	355,127	344,411
Legal, financial and other consulting	6,706,592	57,924	129,526
General and administrative	21,633,599	233,524	685,419
Change in fair value of management and incentive units	(6,055,483)	--	--

Total expenses	64,948,115	646,575	1,159,356

Gain on disposal of property and equipment	(21,663)	--	--
Gain on extinguishment of debt	(216,617)	--	--
Interest expense (income), net	5,576,521	(525)	(30,849)
Penalties associated with non-registration of Series A Preferred Stock	361,495	--	320,023
Net loss	(70,647,851)	(646,050)	(1,448,530)
Series A Preferred Stock Dividend	1,736,895	200,487	185,087
Net Loss available to common shareholders	$(72,384,746)	$(846,537)	$(1,633,617)

Basic and diluted net loss per common share		$(0.03)	$(0. 07)
Weighted average number of shares of
common stock outstanding		25,044,932	24,628,274

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Period from December 31, 2007 to March 31, 2008

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Par value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Balance at December 31, 2007	25,044,932	$25,045	8,019,508	$8,019	$71,400,849	$(71,538,209)	$(104,296)

Stock-based compensation - employees, consultants, and directors	--	--	--	--	118,704	--	118,704

Issuance of Series A Preferred Stock as dividends	--	--	200,487	200	200,287	(200,487)	--

Net loss	--	--	--	--	--	(646,050)	(646,050)

Balance at March 31, 2008 (Unaudited)	25,044,932	$25,045	8,219,995	$8,219	$71,719,840	$(72,384,746)	$(631,642)

See accompanying notes to consolidated financial statements.

	MEDASORB TECHNOLOGIES CORPORATION
	(a development stage company)

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Period from
	January 22,1997	Three months	Three months
	(date of inception) to	ended	Ended
	March 31, 2008	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(70,647,851)	$(646,050)	$(1,448,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	--	--
Issuance of common stock to consultant for services	30,000	--	--
Depreciation and amortization	2,262,990	25,925	48,025
Amortization of debt discount	1,000,000	--	--
Gain on disposal of property and equipment	(21,663)	--	--
Gain on extinguishment of debt	(216,617)	--	--
Abandoned patents	183,556	--	--
Bad debts - employee advances	255,882	--	--
Contributed technology expense	4,550,000	--	--
Consulting expense	237,836	--	--
Management unit expense	1,334,285	--	--
Expense for issuance of warrants	478,409	--	--
Expense for issuance of options	1,008,636	118,704	457,085
Amortization of deferred compensation	74,938	--	--
Penalties in connection with non-registration event	361,496	--	--
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(459,461)	12,769	(8,455)
Other assets	(56,393)	(2,500)	--
Accounts payable and accrued expenses	2,957,424	231,345	(19,445)
Accrued interest expense	1,823,103	--	--
Dividend/penalty payable	--	--	320,023

Net cash used by operating activities	(51,491,469)	(259,807)	(651,297)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	--	--
Purchases of property and equipment	(2,221,851)	(1,330)	(21,428)
Patent costs	(409,386)	(3,708)	(10,758)
Loan receivable	(1,632,168)	--	--

Net cash used by investing activities	(4,230,914)	(5,038)	(32,186)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	--	--
Proceeds from issuance of preferred stock	4,679,437	--	--
Equity contributions - net of fees incurred	41,711,198	--	--
Proceeds from borrowings	8,478,631	100,000	--
Proceeds from subscription receivables	499,395	--	--

Net cash provided by financing activities	55,769,151	100,000	--

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	46,768	(164,845)	(683,483)

Cash and cash equivalents - beginning of period	--	211,613	2,873,138

Cash and cash equivalents - end of period	$46,768	$46,768	$2,189,655

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$--	$--

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,201,714	$--	$--

Issuance of member units for leasehold improvements	$141,635	$--	$--

Issuance of management units in settlement of cost of raising capital	$437,206	$--	$--

Change in fair value of management units for cost of raising capital	$278,087	$--	$--

Exchange of loan receivable for member units	$1,632,168	$--	$--

Issuance of equity in settlement of accounts payable	$1,609,446	$--	$--

Issuance of common stock in exchange for stock subscribed	$399,395	$--	$--

Costs paid from proceeds in conjunction with issuance preferred stock	$620,563	$--	$--

Series A Preferred Stock Dividends	$1,736,895	$200,487	$185,087

Net effect of conversion of common stock to preferred stock prior to merger	$559	$--	$--

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
March 31, 2008

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and MedaSorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2008. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2008 and the results of its operations and cash flows for the three month periods ended March 31, 2008 and 2007, and for the period January 22, 1997 (date of inception) to March 31, 2008. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 as included in the Company’s Form 10-KSB filed with the Commission on April 15, 2008.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2008 of $72,384,746. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of March 31, 2008, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted and the valuation of preferred shares issued as a stock dividends.

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

Net Loss Per Common Share
Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. (See Note 6)

Effects of Recent Accounting Pronouncements
Effective January 1, 2008, the Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The provisions of SFAS 157 did not have a significant impact on the Company’s statements of operations or financial position.

Effective January 1, 2008, the Company has adopted the provisions of SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible items either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The provisions of SFAS 159 did not have a significant impact on the Company’s statements of operations or financial position.

3.  CONVERTIBLE NOTES

The Company has outstanding Promissory Notes in the aggregate principal amount of $100,000, with due dates ranging from August 2009 to September 2009, which bear interest at the rate of 10% per annum. Should the Company complete any financing which includes any equity component or provides for a right to convert into equity, and if the entire principal of the Note remains outstanding, holders of the Promissory Notes shall have the option to convert, on an all-or-none basis, the entire principal and outstanding interest of their Notes into the securities issued in such financing under the same terms, conditions and pricing of said financing (including warrant coverage, if any). In addition, pursuant to the terms of such Promissory Notes, upon such conversion, each note holder will receive five-year warrants to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the principal amount of the Promissory Note being converted, by (y) the price equal to the purchase price per share of common stock issued (or issuable) in the Company’s next round of equity financing. Such warrants will have an exercise price equal to the purchase price per share of common stock issued (or issuable) in the Company’s next round of equity financing and provide for weighted average anti-dilution price protection.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the three months ended March 31, 2008 the Company recorded non-cash stock dividends totaling $200,487 in connection with the issuance of 200,487 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of March 31, 2008. The Company has estimated the value of the shares issued as stock dividends to be $1 per share. This valuation is based upon the last completed transaction involving the underlying preferred shares which occurred in 2006.

During the three months ended March 31, 2008, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of $118,704, $55,428 and $63,276 of which is presented in research and development expenses and general and administrative expenses, respectively.

The summary of the stock option activity for the three months ended March 31, 2008 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2008	2,098,502	$9.41	7.7
Granted	3,014,000	$0.25	10.0
Cancelled	--	$--	--
Exercised	--	--	--
Outstanding March 31, 2008	5,112,502	$4.01	8.1

The fair value of each stock option was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price ($0.25 per share) and expected life of the stock option ( ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 24 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (approximately 4 percent) for the term of the stock option.

At March 31, 2008, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $0.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2008	173,330	$.80
Granted	3,014,000	$.11
Cancelled	--	--
Vested	1,134,999	$.15
Exercised	--	--
Non-vested, March 31, 2008	2,052,331	$.15

As of March 31, 2008, approximately $352,987 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.27 years.

As of March 31, 2008, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
2,100,000	$2.00	June 30, 2011
339,954	$2.00	September 30, 2011
52, 080	$2.00	July 31, 2011
400,000	$2.00	October 31, 2011
240,125	$2.00	October 24, 2016

As of March 31, 2008, the Company has the following warrants to purchase preferred stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $2.00 per share.

5.  COMMITMENTS AND CONTINGENCIES

Pending Litigation

In February 2008, Alkermes, Inc. commenced an action against the Company in the United States District Court for the District of Massachusetts, alleging that the Company’s use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes seeks an injunction against the Company’s further use of the name MedaSorb. The Company is currently in settlement discussions with Alkermes and expects to resolve the matter shortly, although no assurance can be made in that regard.

Employment Agreements

The Company has employment agreements with certain key executives through December 2008.The agreements provide for annual base salaries of varying amounts.
One of these agreements includes an anti-dilution provision whereby the employee is granted options for the right to obtain 5% of the outstanding stock of the Company on a fully diluted basis.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through March 31, 2008. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product The Company has not generated any revenue from its products and has not incurred any royalty costs through March 31, 2008. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2008 and 2007 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 9,076,921 and 5,928,072 incremental shares at March 31, 2008 and 2007, respectively, as well as shares issuable upon conversion of Series A Preferred Stock and Preferred Stock Warrants representing 7,205,996 and 6,659,263 incremental shares at March 31, 2008 and 2007, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

In April and May of 2008, the Company issued 18-month Promissory Notes in the aggregate principal amount of $50,000, which bear interest at the rate of 10% per annum. Should the Company complete any financing which includes any equity component or provides for a right to convert into equity, these Notes will automatically be converted into the securities issued in such financing under the same terms, conditions and pricing of said financing. In addition, pursuant to the terms of such Promissory Notes, upon such conversion, each note holder will receive five-year warrants to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 100% of the principal amount of the Promissory Note being converted, by (y) the price equal to the purchase price per share of common stock issued (or issuable) in the Company’s next round of equity financing. Such warrants will have an exercise price equal to the purchase price per share of common stock issued (or issuable) in the Company’s next round of equity financing and provide for weighted average anti-dilution price protection.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

These unaudited condensed consolidated financial statements and management’s discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 as included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2008.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Current Report on Form 10-KSB filed with the Commission on April 15, 2008.

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

Our research and development costs were, $355,127 and $344,411, for the three months ended March 31, 2008 and 2007 respectively. We have experienced substantial operating losses since inception. As of March 31, 2008, we had an accumulated deficit of $72,384,746 which included losses from operations of $646,050 for the three month period ended March 31, 2008. In comparison, we had losses from operations of $1,448,530 for the three month period ended March 31, 2007. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $588,651 and $1,029,830 for the three month periods ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2007 we had cash of $211,613. As of March 31, 2008 we had cash on hand of $46,768, and current liabilities of $1,138,213.   Due to the lack of available funds, we have not paid certain of our senior executives since February 2008. We currently require additional financing to proceed with clinical studies and the attempted commercialization of our proposed products. Although we continue to discuss funding alternatives with potential institutional investors, our recent efforts to obtain additional financing have been unsuccessful, and there can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

Due to our losses and lack of available cash, our audited consolidated financial statements for the year ended December 31, 2007 have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

 Item 4. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of March 31, 2008, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes seeks an injunction against our further use of the name MedaSorb. We are currently in settlement discussions with Alkermes and expect to resolve the matter shortly, although no assurance can be made in that regard.

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

MEDASORB TECHNOLOGIES CORPORATION

Dated: May 15, 2008	By:	/s/ David Lamadrid
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