Form 10-Q
period 2008-09-30
MedaSorb Technologies CORP
filed 2008-11-14
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 14, 2008 there were 25,263,517 shares of the issuer’s common stock outstanding.

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,375,041	$211,613
Prepaid expenses and other current assets	154,101	200,682

Total current assets	3,529,142	412,295

Property and equipment - net	75,157	144,457

Other assets	274,073	245,820

Total long-term assets	349,230	390,277

Total Assets	$3,878,372	$802,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$861,081	$775,342
Accrued expenses and other current liabilities	71,421	131,526

Total current liabilities	932,502	906,868
Long term liabilities:
Notes payable - non-current	50,000	—
Total long term liabilities	50,000	—

Total liabilities	982,502	906,868

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 and -0- shares authorized at September 30, 2008 and December 31, 2007, respectively; 54,203.54 and -0- issued and outstanding, respectively	54	—

10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at September 30, 2008 and December 31, 2007, 8,579,301 and 8,019,508 shares issued and outstanding, respectively	8,579	8,019

Common Stock, Par Value $0.001, 100,000,000 Shares authorized at September 30, 2008 and December 31, 2007, 25,263,517 and 25,044,932 shares issued and outstanding, respectively	25,264	25,045

Additional paid-in capital	77,499,878	71,400,849
Deficit accumulated during the development stage	(74,637,905)	(71,538,209)
Total stockholders' equity (deficit)	2,895,870	(104,296)

Total Liabilities and Stockholders' Equity (Deficit)	$3,878,372	$802,572

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
 (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from January 22,1997 (date of inception) to	Nine months ended September 30,		Three months ended September 30,
	September 30, 2008	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Expenses:

Research and development	43,685,201	1,376,921	1,081,078	594,358	438,287
Legal, financial and other consulting	6,921,442	272,774	346,686	115,310	85,582
General and administrative	22,078,622	678,547	1,035,653	160,663	162,284
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	66,629,782	2,328,242	2,463,417	870,331	686,153

Loss from operations	66,629,782	2,328,242	2,463,417	870,331	686,153

Gain on disposal of property and equipment	(21,663)	—	—	—	—

Gain on extinguishment of debt	(216,617)	—	(10,009)	—	(3,695)

Interest expense (income), net	5,613,282	36,236	(63,494)	(7,580)	(14,496)
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	361,496	—	(79,135)
Net loss	(72,366,279)	(2,364,478)	(2,751,410)	(862,751)	(588,827)
Preferred Stock Dividends	2,271,626	735,218	565,272	154,077	191,774
Net Loss available to common shareholders	$(74,637,905)	$(3,099,696)	$(3,316,682)	$(1,016,828)	$(780,601)

Basic and diluted net loss per common share		$(.12)	$(.13)	$(0.04)	$(.03)
Weighted average number of shares of common stock outstanding		25,073,756	24,780,019	25,131,405	25,010,813

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Period from
December
31, 2007
to September 30,
2008

								Deficit
								Accumulated	Total
	Common Stock		Preferred Stock B		Preferred Stock A		Additional	During the	Stockholders'
		Par		Par		Par	Paid-In	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Stage	(Deficit)

Balance at December 31, 2007	25,044,932	$25,045	—	$—	8,019,508	$8,019	$71,400,849	$(71,538,209)	$(104,296)

Stock-based compensation - employees, consultants, and directors	—	—	—	—	—	—	251,540	—	251,540

Issuance of Series A Preferred Stock as dividends	—	—	—	—	616,625	617	242,647	(243,264)	—

Issuance of Series B Preferred Stock	—	—	52,931.47	53	—	—	5,657,842	(364,747)	5,293,148

Cost of raising capital associated with issuance of Series B Preferred Stock	—	—	—	—	—	—	(220,398)	—	(220,398)

Issuance of Series B Preferred Stock as Dividends	—	—	1,272.07	1	—	—	127,206	(127,207)	—)

Issuance of warrants upon conversion of convertible notes payable in Series B Preferred Stock	—	—	—	—	—	—	40,354	—	40,354

Conversion of Series A Preferred Stock into Common Stock	218,585	219			(56,832)	(57)	(162)		—

Net loss	—	—	—	—	—	—	—	(2,364,478)	(2,364,478)

Balance at September 30, 2008 (Unaudited)	25,263,517	$25,264	54,203.54	$54	8,579,301	$8,579	$77,499,878	$(74,637,905)	$2,895,870

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 22,1997
	(date of inception) to	Nine months ended	Nine months Ended
	September 30, 2008	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(72,366,279)	$(2,364,478)	$(2,751,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,314,840	77,775	144,931
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	(10,009)
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	3,147	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	518,763	40,354	—
Expense for issuance of options	1,141,472	251,540	457,085
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	361,496
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(425,649)	46,581	(90,275)
Other assets	(76,960)	(23,067)	—
Accounts payable and accrued expenses	2,751,716	25,637	(106,612)
Accrued interest expense	1,823,103	—	(70,000)

Net cash used by operating activities	(53,174,173)	(1,942,511)	(2,064,794)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,220,521)	--	(21,428)
Patent costs	(419,342)	(13,664)	(12,258)
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,239,540)	(13,664)	(33,686)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Net proceeds from issuance of preferred stock	9,574,040	4,894,603	—
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowings	8,603,631	225,000	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	60,788,754	5,119,603	—

Net change in cash and cash equivalents	3,375,041	3,163,428	(2,098,480)

Cash and cash equivalents - beginning of period	—	211,613	2,873,138

Cash and cash equivalents - end of period	$3,375,041	$3,375,041	$774,658

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$76,336

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,376,714,	$175,000	$—

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$23,002

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$147,500	$—

Preferred Stock Dividends	$2,271,626	$735,218	$565,272

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
September 30, 2008

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), and MedaSorb Technologies, Inc., its wholly-owned subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2008. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2008 and the results of its operations and cash flows for the nine and three month periods ended September 30, 2008 and 2007, and for the period January 22, 1997 (date of inception) to September 30, 2008. Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 as included in the Company’s Form 10-KSB filed with the Commission on April 15, 2008.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2008 of $74,637,905. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program.   Although the Company has historically been successful in raising additional capital through equity and debt financings, and completed a $5.29 million private placement of Series B 10% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) in June and August 2008, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of September 30, 2008, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

Principles of Consolidation
The consolidated financial statements include the accounts of the Parent, MedaSorb Technologies Corporation, and its wholly-owned subsidiary, MedaSorb Technologies, Inc. (see Note 7). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted and the valuation of preferred shares issued as stock dividends.

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

3.  CONVERTIBLE NOTES

The Company has outstanding Promissory Notes in the aggregate principal amount of $50,000, due in September 2009, which bear interest at the rate of 10% per annum. The holder of the Promissory Notes has the option to convert, on an all-or-none basis, the entire principal and outstanding interest of their Notes into the Series B Preferred Stock issued in June 2008. In addition, pursuant to the terms of such Promissory Notes, upon such conversion, each note holder will receive five-year warrants to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the principal amount of the Promissory Note being converted, by (y) $0.035, the purchase price per share of common stock issuable upon conversion of the Series B Preferred Stock. In addition, Promissory Notes in the aggregate principal amount of $175,000 plus accrued interest were converted into Series B Preferred Stock in June of 2008 (see Note 4, Stockholders’ Equity (Deficit)).

4.  STOCKHOLDERS' EQUITY (DEFICIT)

In June 2008, the Company completed an initial closing of a $4.45 million private placement, which included the conversion of Promissory Notes in the aggregate principal amount of $175,000 plus accrued interest. In connection with this transaction, the Company issued 44,531.47 shares of Series B Preferred Stock. The Company also issued a 5 year warrant to purchase 3,986,429 shares of Common Stock at an exercise price of $0.035 per share to the holder of the Promissory Notes in connection with their conversion into the private placement. In August 2008 the Company completed a closing of an $840,000 private placement. In connection with this transaction, the Company issued 8,400 shares of Series B Preferred Stock. The purchasers of the Series B Preferred Stock at the initial closing in June 2008 are entitled to purchase an additional $1.5 million of Series B Preferred Stock at the same price of $100 per share (their stated value) for a period of 15 months following the initial closing date. The Series B Preferred Shares are initially convertible into common stock at a rate of $0.035 per share subject to certain adjustments. As part of this transaction, the Company incurred approximately $220,000 in costs of raising capital during the nine months ended September 30, 2008. Pursuant to an agreement signed with the private placement investors, the Company will file an amendment to increase the conversion price of the Series B Preferred Stock from $0.035 to $0.0362 per share of Common Stock. The Company has 100 million shares authorized of preferred stock. Of this amount the Company has designated 12 million shares as 10% Series A Preferred Stock and 200,000 shares as 10% Series B Preferred Stock. The balance of authorized preferred shares is currently undesignated.

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

Pursuant to the Certificate of Designation designating the Series B Preferred Stock, for so long as NJTC holds the Required Amount, NJTC is entitled to elect (i) two directors to the Company’s Board of Directors, which shall consist of six members, and (ii) two members to the Company’s compensation committee, which shall consist of at least three members. Following the initial closing, two affiliates of NJTC joined the Company’s Board of Directors and compensation committee pursuant to the foregoing provision.

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

In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuances during the nine months ended September 30, 2008, the Company received total proceeds of $5,293,147. The Company allocated the total proceeds in accordance with EITF 00-27 based on the related fair value as follows: $5,110,773 was allocated to the preferred stock and $182,374 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $182,374. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock,” and SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended),” and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative under EITF 00-19 and SFAS 133.

During the nine months ended September 30, 2008 the Company recorded non-cash stock dividends totaling $243,264 in connection with the issuance of 616,625 shares of Series A Preferred Stock and stock dividends totaling $127,207 in connection with the issuance of 1,272.07 shares of Series B Preferred Stock as a stock dividend to its preferred shareholders as of September 30, 2008. The Company has estimated the fair value of the shares issued as stock dividends based upon the last completed financing transaction involving the underlying common shares which occurred in June 2008.

Pursuant to agreements with the June 30, 2006 purchasers of Series A Preferred Stock that waived their rights to anti-dilution price protection upon the completion of the Series B offering, the Company reduced the conversion price for these holders of Series A Preferred Stock from $1.25 per share of Common to prices ranging from $0.10 to $0.45 per share of Common. The June 30, 2006 purchasers of Series A Preferred Stock also received reductions in their corresponding warrant exercise prices from $2.00 per share of Common Stock to exercise prices ranging from $0.40 to $0.90 per share of Common Stock.

During the nine months ended September 30, 2008, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of $251,540, of which $66,662 and $184,878 is presented in research and development expenses and general and administrative expenses, respectively.

The summary of the stock option activity for the nine months ended September 30, 2008 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2008	2,098,502	$9.41	7.7
Granted	16,018,578	$0.075	9.7
Cancelled	68,638	$26.87	—
Exercised	—	—	—
Outstanding September 30, 2008	18,048,442	$1.06	9.4

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

At September 30, 2008, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $10,000.

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2008	173,330	$.80
Granted	16,018,578	$.03
Cancelled	—	—
Vested	9,868,639	$.03
Exercised	—	—
Non-vested, September 30, 2008	6,323,269	$.06

As of September 30, 2008, approximately $418,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.42 years.

As of September 30, 2008, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52, 080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$2.00	October 24, 2016
3,986,429	$0.035	June 25, 2013

As of September 30, 2008, the Company has the following warrants to purchase Series B Preferred Stock outstanding:

Number of Series B Shares to be Purchased	Warrant Exercise Price per Preferred Share	Warrant Expiration Date
15,000	$100.00	September 25, 2009

As of September 30, 2008, the Company has the following warrants to purchase Series A Preferred Stock outstanding:

Number of Series A Shares to be Purchased	Warrant Exercise Price per Preferred Share	Warrant Expiration Date
525,000	$1.00	June 30, 2011

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through September 30, 2008. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product The Company has not generated any revenue from its products and has not incurred any royalty costs through September 30, 2008. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

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

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against MedaSorb prior to June 30, 2018 claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of common stock subject to certain adjustments. Through September 30, 2008 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the nine months ended September 30, 2008 and 2007 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 25,999,290 and 5,925,299 incremental shares at September 30, 2008 and 2007, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 235,067,262 and 6,889,126 incremental shares at September 30, 2008 and 2007, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

Effective November 2008 the Company has changed the name of its wholly owned operating subsidiary to CytoSorbents, Inc.

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

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe for the initial market introduction of our CytoSorb™ product. To accomplish the European introduction, in July 2007 we prepared and filed a request for a clinical trial with German regulators. We received approval of the final study design in October of 2007. The clinical study allows for enrollment of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. We have made arrangements with several hospitals in Germany to conduct the clinical studies, and to date, have enrolled thirteen patients in the study.

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

Our research and development costs were, $1,376,921 and $1,081,078, for the nine months ended September 30, 2008 and 2007 respectively, and $594,358 and $438,287 for the three months ended September 30, 2008 and 2007, respectively. We have experienced substantial operating losses since inception. As of September 30, 2008, we had an accumulated deficit of $74,637,905 which included losses from operations of $870,331 and $2,328,242 for the three and nine month periods ended September 30, 2008. In comparison, we had losses from operations of $686,153 and $2,463,417 for the three and nine month periods ended September 30, 2007. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $755,021 and $2,055,468 for the three and nine month periods ended September 30, 2008.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2007 we had cash of $211,613. As of September 30, 2008 we had cash on hand of $3,375,041, and current liabilities of $932,502. Our increase in cash from December 31, 2007 is a result of the June and August 2008 $5.29 million private placement of Series B Preferred Stock, which is further described in Note 4 to the consolidated financial statements. Notwithstanding the closing of the private placement, we will require additional funding before we are able to commercialize our products and will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

Due to our losses and lack of available cash at that time, our audited consolidated financial statements for the year ended December 31, 2007 have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2008, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, the Company will continue to use the name MedaSorb Technologies Corporation for the near term, but its wholly-owned subsidiary, through which the Company conducts all of its operational activities, has ceased using the “MedaSorb” name to avoid any potential confusion with Alkermes’ similarly named product . The operating subsidiary has been renamed CytoSorbents, Inc. as of November 2008.

Item 1A. Risk Factors

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2008, we sold (i) 44,531.47 shares of our Series B Preferred Stock, at a price of $100 per share which includes a note payable and accrued interest converted into the offering and (ii) a security to purchase additional shares of Series B Preferred Stock within 15 months following the Initial Closing at $100 per share, to a group of twelve accredited investors led by NJTC Venture Fund SBIC, L.P. (“NJTC”). On August 25, 2008, we sold 8,400 shares of our Series B Preferred Stock, at a price of $100 per share to a group of seven accredited investors. This offering was a private offering exempt from registration pursuant to Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On October 29, 2008, our shareholders adopted a resolution authorizing us to increase the number of our authorized shares of common stock to 500,000,000. A preliminary information statement on Schedule 14C was filed with the SEC on November 6, 2008 and will be mailed to all shareholders of record as of the date of filing the definitive information statement. The preliminary information statement filed on Schedule 14C on November 6, 2008 is referred to and incorporated herein by reference.

Item 5. Other Information

On October 22, 2008, Al Kraus tendered a letter of resignation effective December 31, 2008. Mr. Kraus will be resigning from his position as the Chief Executive Officer but will remain on the Board of Directors. Dr. Philip Chan was appointed to replace Mr. Kraus as the Chief Executive Officer. For more information please refer to the Form 8-k filed on October 30, 2008 which is referred to and incorporated herein by reference.

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

MEDASORB TECHNOLOGIES CORPORATION

Dated: November 14, 2008	By:	/s/ David Lamadrid
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