Form 10-K
period 2008-12-31
MedaSorb Technologies CORP
filed 2009-04-10
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes  ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☑  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes          ☐ No
Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                                                                                              Accelerated Filer ☐

Non-accelerated Filer  ☐ (do not check if a smaller reporting company)  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                        ☐ Yes          ☑ No

The issuer had no revenues for its fiscal year ended December 31, 2008.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $1,035,000. The number of shares outstanding of the registrant’s Common Stock as of March 27, 2009 was 30,510,819.

MEDASORB TECHNOLOGIES CORPORATION
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

We received approval from the German Ethics Committee in October of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. At December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of March 2009 we have increased the number of hospital units participating in our study to ten (10).

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol will enable more potential sites to participate in the study, and may help accelerate patient enrollment through greater access to potential candidates.  Further, while we do not anticipate enrolling more than 80 patients, we now have the flexibility to enroll up to 100 patients if needed.

Additionally, we have updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

To date we have enrolled twenty two (22) patients in the clinical study, which have been randomized yielding eleven (11) treated and eleven (11) control (non-treated) patients. We hope to enroll approximately sixty (60) additional patients.  While we do not anticipate enrolling the entire 100 patients that we are now entitled to enroll, the approved increase allows us some flexibility in the event any of the enrolled patients are not able to complete the study due to withdrawal or inability to complete post treatment follow-up. In conducting the German Clinical study we have utilized our CytoSorb™ device in over 75 treatments to date with no Serious Adverse Events attributable to the device.

We expect to complete the patient enrollment by the end of 2009. Concurrent with the clinical study, we expect to commence the CE Mark submission process. Assuming a successful outcome of the study, management believes it will take an additional 6-9 months following its submission for CE Mark approval to receive the European regulatory approval. Assuming availability of adequate and timely funding, and a successful outcome to the study, management anticipates obtaining CE Mark approval in the first half of 2010, at the earliest.

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

The CytoSorb™ device consists of a cartridge containing the adsorbent polymer beads. The cartridge incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb™ cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cartridge, toxins (cytokines) are adsorbed from the blood.

To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the various toxic compounds intended to be adsorbed by our devices.

Our CytoSorb™ is intended to remove toxins and other substances from blood and physiologic fluids.  We are currently enrolling patients in a European Sepsis trial of our CytoSorb™ device.  The study is a randomized, controlled clinical study in twelve sites in Germany of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  Patients are being treated with our device once per day for up to seven (7) consecutive days.  To date we have enrolled twenty two (22) patients in the study. The study protocol was designed to support a request for the European CE Mark (regulatory approval to sell medical devices in Europe).

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines and other toxic compounds in the bloodstream. These conditions include, but are not limited to, the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and removing drugs from blood.

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

Our BetaSorb™ device is intended to remove beta2-microglobulin from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. BetaSorb™ utilizes an adsorbent polymer packed into an identically shaped and constructed cartridge as utilized for our CytoSorb™ product, although the polymers used in the two devices are physically different. The BetaSorb™ device also incorporates industry standard connectors at either end of the device which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyzer. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

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

To date, we have conducted clinical studies using our BetaSorb™ device in patients with chronic kidney failure, which have provided valuable data which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of three human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for more extensive sepsis study. In addition, CytoSorb’s™ ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing. These studies we have done to date were not done in conjunction with obtaining FDA approval for the use of our CytoSorb™ device, the first device we intend to bring to market.

We have not generated any revenue to date. We have incurred losses in each of our fiscal years and expect these losses to continue for the foreseeable future. We will need to raise significant additional funds to conduct clinical studies and obtain regulatory approvals to commercialize our products. No assurance can be given that we will ever successfully commercialize any products.

Corporate History

MedaSorb Technologies Corporation was incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc., a Delaware corporation in a merger, and its business became our business. Following the merger, in July 2006 we changed our name to MedaSorb Technologies Corporation.  In November 2008 we changed the name of our operating subsidiary from MedaSorb Technologies, Inc. to CytoSorbents, Inc.  Our parent company name is still MedaSorb Technologies Corporation but we anticipate that we will change our name to better reflect the name of our operating subsidiary.  Unless otherwise indicated, all references in this Annual Report to “MedaSorb,”, “CytoSorbents”, “us” or “we” with respect to events prior to June 30, 2006 are references to CytoSorbents, Inc. and its predecessors. Our executive offices are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852. Our telephone number is (732) 329-8885.

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

Immediately prior to the merger, MedaSorb had 292 stockholders that held an aggregate of 20,340,929 shares of common stock. In connection with the merger, certain stockholders of ours (i.e., persons who were stockholders of Gilder Enterprises prior to the merger), including Joseph Bowes, a former principal stockholder and the sole director and officer of Gilder prior to the merger, sold an aggregate of 3,617,500 shares of our Common Stock to several purchasers, and forfeited 4,105,000 shares of Common Stock, which we cancelled. As a result, prior to giving effect to the merger, we had outstanding 3,750,000 shares of Common Stock and, after giving effect to the merger, we had outstanding 24,090,929 shares of Common Stock.

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

Both the conversion price of the Series A Preferred Stock and the exercise price of the warrants were subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, the conversion price and/or exercise price will be reduced to the lower price. As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, these investors’ agreed to a modification of their rights and pricing and gave up their anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section)

In connection with the sale of the Series A Preferred Stock and warrants to the four institutional investors, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consisted of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

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

As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, Ms. Chassman agreed to a modification of her rights and pricing and gave up her anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section)

Principal Terms of the Series B Financing Consummated in 2008

Each share of Series B Preferred Stock has a stated value of $100.00, and is convertible at the holder’s option into that number of shares of Common Stock equal to the Series B stated value at a conversion price of $0.0362, subject to certain adjustments. Additionally, upon the occurrence of a stock split, stock dividend, combination of the Common Stock into a smaller number of shares, issuance of any of shares of Common Stock or other securities by reclassification of the Common Stock, merger or sale of substantially all of our assets, the conversion rate will be adjusted so that the conversion rights of the Series B Preferred Stock stockholders will remain equivalent to those prior to such event.

Dividend

The holders of Series B Preferred Stock are entitled to receive preferential dividends payable in shares of additional Series B Preferred Stock . Any dividends payable to both the Series A and Series B Preferred shareholders shall be paid before any dividend or other distribution will be paid to any Common Stock shareholder. The Series B Preferred Stock dividend is based payable at a rate of 10% per annum on the Series B Stated Value payable on the last day of each calendar quarter after June 30, 2008. However, upon the occurrence of any “Event of Default” as defined in the Certificate of Designation of Series B Preferred Stock, the dividend rate increases to 20% per annum, and revert back to 10% after the “Event of Default” is cured. An Event of Default includes, but is not limited to,

☐	the occurrence of “Non-Registration Events”;

☐	an uncured breach by us of any material covenant, term or condition in the Certificate of Designation or any of the related transaction documents; and

☐	any money judgment or similar final process being filed against us for more than $100,000.

Dividends must be delivered to the holder of the Series B Preferred Stock no later than five (5) business days after the end of each period for which dividends are payable. Dividends on the Series B Preferred Stock will be made in additional shares of Series B Preferred Stock, valued at the Series B Preferred Stock stated value. Notwithstanding the foregoing, during the first three-years following the initial closing, upon the approval of the holders of a majority of the Series B Preferred Stock, including the lead investor, NJTC Venture Fund, if it then owns 25% of the shares of Series B Preferred Stock initially purchased by it, we may pay dividends in cash instead of additional shares of Series B Preferred Stock, and after such three-year period, the holders of a majority of the Series B Preferred Stock, including NJTC if it then owns the 25% of the shares of the Series B Preferred Stock initially purchased by it, may require us to make such payments in cash.

Liquidation

In the event of the Company’s dissolution, liquidation or winding up, the holders of the Series B Preferred Stock will receive, in priority over the holders of Series A Preferred Stock and Common Stock, a liquidation preference equal to the stated value of such shares plus accrued dividends on the shares.

Voting Rights; Board Rights

Holders of Series B Preferred Stock have the right to vote on matters submitted to the holders of Common Stock on an as converted basis. However, the consent of the holders of at least a majority of the shares of the Series B Preferred Stock as a separate class, including NJTC if it is then a holders of at least 25% of the shares of Series B Preferred Stock purchased by it on the Initial Closing Date, shall be required on matters related to the rights of the Series B Preferred Stock.

In addition, so long as NJTC holds 25% of the Series B Preferred Stock it purchased before the initial closing, NJTC is entitled to elect (i) two directors to our Board of Directors, which shall consist of six members, and (ii) two members to our compensation committee, which shall consist of no less than three members.  Within the first twelve (12) months following the Initial Closing, the Company must reduce the Board of Directors to five (5) members.

Moreover, so long as Cahn Medical Technologies, LLC is the holder of at least 25% of the shares of the Series B Preferred Stock purchased by it on the initial closing date, it has the right to have its designee receive notices of, and attend as an observer, all meetings of our Board of Directors.

Registration Rights

We have filed a registration statement under the Securities Act covering the Common Stock issuable upon conversion of the Series B Preferred Stock.  We have received comments from the Securities and Exchange Commission related to this filing and are in the process of addressing each comment raised.  Pursuant to the terms of the Registration Rights Agreement, we are required to cause the Registration Statement to become effective within 240 days of such closing. We also granted the investors demand and piggyback registration rights with respect to such Common Stock. The investors in the Series B Financing are entitled to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series B Preferred Stock if we fail to timely file that registration statement with, or have it declared effective by, the SEC.

The Company has received a waiver from a majority of the Series B holders for the non-registration event and the timing of the Series B registration does not create a cross-default of the Series A Preferred Series.

Redemption Rights

Following the fifth anniversary of the initial closing, the holders of a majority of the Series B Preferred Stock, including NJTC if it then holds 25% of the shares of Series B Preferred Stock initially purchased by it, may elect to require us to redeem all, but not less than all, of their shares of Series B Preferred Stock at the original purchase price for such shares plus all accrued and unpaid dividends whether or not declared, if the market price of our Common Stock is then below the conversion price of the Series B Preferred Stock.

Dilution and Subordination

As one of the conditions to the closing of the Series B financing with an initial closing on June 25, 2008, we entered into an Agreement and Consent as of the same date with the holders of more than 80% of our Series A Preferred Stock, par value 0.001 per share and the holders of more than 80% of the outstanding common stock purchase warrants issued to the purchasers of our Series A Preferred Stock (the “Class A Warrant”). Pursuant to the Agreement and Consent, our holders of the Series A Preferred Stock consented to the permanent waiver of the anti-dilution protection previously provided to the holders of the Series A Preferred Stock and the holders of the Class A Warrant.

In connection with such Agreement and Consent, the conversion price with respect to the June 30, 2006 purchasers of Series A Preferred Stock held by the Holders was reduced effective June 25, 2008, the initial closing of the Series B Financing according to the Schedule A to the Agreement and Consent as set forth below. In the event that within the 60-day period following the Initial Closing, at additional closings, the Company issued additional shares of Series B Preferred Stock so that the aggregate gross proceeds that were raised on the Initial Closing and such additional closings (excluding the principal amount of our outstanding debt converted into the Series B Preferred Stock) from the holders of the Series A Preferred Stock or their affiliates, is $1,500,000 or more, the conversion price with respect to the Series A Preferred Stock held by these holders was agreed to be further reduced in accordance with Schedule A to the Agreement and Consent as set forth below. Based on the total amount raised and in accordance with our investor agreements, MedaSorb’s Series B Preferred Stock private placement was considered a “Qualified” closing.

In addition, June 30, 2006 purchasers of the Series A Preferred Stock also agreed the conversion price with respect to the Class A Warrant shall be reduced effectively on the initial closing. Pursuant to our agreement for a Qualified closing, Conversion pricing and warrant exercise pricing was further reduced as disclosed in the following chart.

06/30/06 Purchasers of Series A Preferred Stock	Initial Closing (06/25/08)		Qualified Closing (08/25/08)
	Preferred Stock Conversion Price	Warrant Exercise Price	Preferred Stock Conversion Price	Warrant Exercise Price

Alpha Capital Aktiengesellschaft	$0.26	$0.52	$0.20	$0.40
Longview Fund, LP	$1.25	$2.00	$0.45	$0.90
Platinum Partners Long Term Growth III LLC	$1.25	$2.00	$0.10	$0.40
Ellis International Ltd.	$0.26	$0.52	$0.20	$0.40
Margie Chassman	$1.25	$2.00	$0.10	$0.40

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $1,983,000 and $1,416,000 for the years ended December 31, 2008 and 2007, respectively.

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

Both the CytoSorb™ and BetaSorb™ devices consist of a cartridge containing adsorbent polymer beads, although the polymers used in the two devices are physically different. The cartridges in both devices incorporate industry standard connectors at either end of the device, which connect directly to the extra-corporeal circuit (bloodlines) in series with a dialyzer, in the case of the BetaSorb™ device, or as a stand alone device in the case of the CytoSorb™ device. Both devices will require no additional expensive equipment, and will require minimal training.

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

Markets

Sepsis

In the United States alone, there are more than one million new cases of sepsis annually; based on the reported incidence in a number of developed countries, the worldwide incidence is estimated to be 18 million cases per year. Severe trauma and community acquired pneumonia are often associated with sepsis. The Company estimates that the market potential in Europe for its products is substantially equivalent to that in the U.S.

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

Brain-Dead Organ Donors

There are in excess of 6,000 brain dead organ donors each year in the United States; worldwide, the number of these organ donors is estimated to be at least double the U.S. brain dead organ donor population. There is a severe shortage of donor organs. Currently, there are more than 100,000 individuals on transplant waiting lists in the United States. We expect that the use of our CytoSorb™ device in brain dead organ donors will increase the number of viable organs harvested from the donor pool and improve the survival of transplanted organs.

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

Chronic Kidney Failure

The National Kidney Foundation estimates that more than 20 million Americans have chronic kidney disease. Left untreated, chronic kidney disease can ultimately lead to chronic kidney failure, which requires a kidney transplant or chronic dialysis (generally three times per week) to sustain life. There are more than 340,000 patients in the United States currently receiving chronic dialysis and more than 1.5 million worldwide. Approximately 66% of patients with chronic kidney disease are treated with hemodialysis.

Our BetaSorb™ device has been designed for use in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year. Assuming BetaSorb™ use in each session, every 100,000 patients would require approximately 15 million devices annually.

Products

We believe that the polymer adsorbent technology used in our products has the potential to remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the treatment of chronic kidney failure; the treatment of liver failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. We are currently enrolling patients in a European Sepsis trial of our CytoSorb™ device.  The study is a randomized, open label, controlled clinical study in ten (10) sites in Germany of up to eighty (80) patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. If these studies are successful and we obtain European regulatory approval, we anticipate that we will be able to begin sales of CytoSorb™ during 2010, at the earliest. However, there can be no assurance we will ever obtain regulatory approval for CytoSorb™ or any other device.

The CytoSorb™ Device (Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis

Sepsis is a potentially life threatening disease defined as a systemic inflammatory response in the presence of a known or suspected infection.  Sepsis is mediated by high levels of toxic compounds (“cytokines”) which are released into the blood stream as part of the body’s auto-immune response to severe infection or injury. These toxins cause severe inflammation and damage healthy tissues, which can lead to organ dysfunction and failure. Sepsis is very expensive to treat and has a high mortality rate.

Potential Benefits: To the extent our adsorbent blood purification technology is able to prevent or reduce the accumulation of cytokines in the circulating blood, we believe our products may be able to prevent or mitigate severe inflammation, organ dysfunction and failure in sepsis patients. Therapeutic goals as an adjunctive therapy include reduced ICU and total hospitalization time.

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 28% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. Researchers estimate that there are approximately one million new cases of sepsis in the U.S. each year; and based on the reported incidence in a number of developed countries, the worldwide incidence is estimated to be 18 million cases annually. The incidence of sepsis is also rising due to:

1)	An aging population
2)	Increased incidence of antibiotic resistance
3)	Increase in co-morbid conditions like cancer and diabetes
4)	Increased use of indwelling medical devices that are susceptible to infections

In the U.S. alone, treatment of sepsis costs nearly $18 billion annually. According to the Centers for Disease Control, sepsis is a top ten cause of death in the U.S.  The incidence of sepsis is believed to be under-reported as the primary infection (i.e. pneumonia, pyelonephritis, etc.) is often cited as the cause of death.

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of a single drug, Xigris® from Eli Lilly, which demonstrated a small improvement in survival in a small segment of the patient population, to our knowledge, all other efforts to date have failed to significantly improve patient survival in the U.S.

We believe that our technology presents a new therapeutic approach in the treatment of sepsis. The potential benefits of blood purification in the treatment of sepsis patients are widely acknowledged by medical professionals and have been studied using dialysis and hemofiltration technology. These studies, while encouraging, demonstrated that dialysis alone produced only limited benefit to sepsis patients. The reason for this appears to be rooted in a primary limitation of dialysis technology itself: the inability of standard dialysis to effectively and efficiently remove significant quantities of larger toxins from circulating blood. Limited studies of our CytoSorb™ device have provided us with data consistent with our belief that CytoSorb™ has the ability to remove these larger toxins. CytoSorb’s™ ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing. Data collected during the “emergency and compassionate use” treatment of a single sepsis patient has been encouraging to us.

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

Projected Timeline: Previous clinical studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of three human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for more extensive sepsis study.

We received approval from the German Ethics Committee in October of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. At December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of March 2009 we have increased the number of hospital units participating in our study to ten (10).

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol will enable more potential sites to participate in the study, and may help accelerate patient enrollment through greater access to potential candidates.  Further, while we do not anticipate enrolling more than 80 patients, we now have the flexibility to enroll up to 100 patients if needed.

Additionally, we have updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

To date we have enrolled twenty two (22) patients in the clinical study, which have been randomized yielding eleven (11) treated and eleven (11) control (non-treated) patients. We hope to enroll approximately sixty (60) additional patients.  While we do not anticipate enrolling the entire 100 patients that we are now entitled to enroll, the approved increase allows us some flexibility in the event any of the enrolled patients are not able to complete the study due to withdrawal or inability to complete post treatment follow-up. In conducting the German Clinical study we have utilized our CytoSorb™ device in over 75 treatments to date with no Serious Adverse Events attributable to the device.

We expect to complete the patient enrollment by the end of 2009. Concurrent with the clinical study, we expect to commence the CE Mark submission process. Assuming a successful outcome of the study, management believes it will take an additional 6-9 months following its submission for CE Mark approval to receive the European regulatory approval. Assuming availability of adequate and timely funding, and a successful outcome to the study, management anticipates obtaining CE Mark approval in the first half of 2010, at the earliest.

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

There is a shortage of donated organs worldwide, with approximately 100,000 people currently on the waiting list for organ transplants in the United States alone. Because there are an insufficient number of organs donated to satisfy demand, it is vital to maximize the number of viable organs donated, and optimize the probability of organ survival following transplant.

Projected Timeline: Studies have been conducted under a $1 million grant from the Health Resources and Services Administration (HRSA), an agency of the U.S. Department of Health and Human Services. Researchers at the University of Pittsburgh Medical Center and the University of Texas, Houston Medical Center have completed the observational and dosing phases of the project. The results were published in Critical Care Medicine, January 2008. The next phase of this study, the treatment phase, will involve viable donors treated with the CytoSorb™ device. In this phase of the project, viable donors will be treated and the survival and function of organs in transplant recipients will be tracked and measured. We are not currently focusing our efforts on the commercialization of CytoSorb™ for application in organ donors.  The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

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

A grant of $1 million was awarded to the University of Pittsburgh Medical Center in 2003. The project seeks to improve the quantity and viability of organs donated for transplant by using CytoSorb™ to detoxify the donor’s blood. The observational and dosing phases of the study, involving 30 viable donors and eight non-viable donors, respectively, have been completed. The next phase of this study, the treatment phase, will involve viable donors.  We are not currently focusing our efforts on the commercialization of CytoSorb™ for application in organ donors. The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPSIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, expected to last for a total of five years, commenced in September, 2005 and remains in progress. Under a SubAward Agreement, we are working with researchers at the University of Pittsburgh - Critical Care Medicine Department. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for each of 2006 and 2007, we received approximately $102,000 for our efforts in support of the grant. Additionally for 2008 we received an approximate $59,000 for our supporting efforts. We continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amounts budgeted for our participation under the study are approximately $78,000 and $163,000, respectively for the remaining two grant periods commencing September 2008 and ending September 2010.  The amounts are subject to change on an annual basis by the NIH, and our continued participation in the study is subject to our performance and an annual review by UPMC.

These grants represent a substantial research cost savings to us and demonstrate the strong interest of the medical and scientific communities in our technology.

Researchers at UPMC have participated in nearly every major clinical study of potential sepsis intervention during the past twenty years. Drs. Derek Angus and John Kellum were investigators for Eli Lilly’s sepsis drug, Xigris®. Dr. Kellum, a member of the UPMC faculty since 1994, is the Chairman of our Severe Sepsis and Inflammatory Disease Advisory Board. Dr. Kellum’s research interests span various aspects of Critical Care Medicine, but center on critical care nephrology (including acid-base, and renal replacement therapy), sepsis and multi-organ failure, and clinical epidemiology. He is Chairman of the Fellow Research Committee at the University of Pittsburgh Medical Center and has authored more than 70 publications and has received numerous research grants from foundations and industry.

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

Our Scientific Advisory Board consists of three scientists with expertise in the fields of fundamental chemical research, and polymer research and development.

Our Medical Advisory Board for Severe Sepsis / Inflammatory Disease consists of four medical doctors, one of whom is affiliated with UPMC, with expertise in critical care medicine, sepsis, multi-organ failure and related clinical study design.

Our Medical Advisory Board for Chronic Kidney Failure / Dialysis consists of four medical doctors with expertise in kidney function, kidney diseases and their treatment, and dialysis technology.

We compensate members of our Advisory Boards at the rate of $2,000 for each full-day meeting they attend in person; $1,200 if attendance is by telephone. When we consult with members of our Advisory Board (whether in person or by telephone) for a period of less than one day, we compensate them at the rate of $200 per hour. We also reimburse members of our Advisory Boards for their travel expenses for attending our meetings.

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

Product Payment & Reimbursement

Critical Care Applications

Europe

Payment for our CytoSorb™ device for the removal of cytokines in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis and other related acute care applications will be applied for on a country by country basis in Europe. We intend to initially apply for reimbursement in Germany where we are conducting our clinical trial. If we are able to successfully introduce the CytoSorb™ device into the German market we intend to apply for reimbursement in France, England, Italy and Spain representing the five economic leaders in Europe and introduce our products in those countries accordingly. We will first need to establish the CE Mark for the CytoSorb™ device, then pursue reimbursement on a country by country basis. Each country will determine reimbursement status of the device based on the data obtained from the clinical trial. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

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

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We believe that our devices may be able to remove middle molecular weight toxins from circulating blood. This concept has been successfully tested at the University of Pittsburgh using septic rat models with our CytoSorb™ polymer, which were based on lipopolysaccharide (a particular kind of toxin, known as a bacterial endotoxin) and cecal ligation puncture.

Both the CytoSorb™ and BetaSorb™ devices consist of a cartridge containing adsorbent polymer beads. The cartridge incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our cartridge (CytoSorb™ or BetaSorb™ depending on the condition being treated) containing our adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cartridge, toxins are adsorbed from the blood, without filtering any fluids from the blood or the need for replacement fluid or dialysate.

Although standard dialysis also uses extra-corporeal circuits and blood pumps, the technology used in dialysis to remove toxins (osmosis and convection) drains fluids out of the bloodstream in a process called ultrafiltration, and uses semi-permeable membranes as a filter, allowing the passage of certain sized molecules across the membrane, but preventing the passage of other, larger molecules.

MedaSorb’s technology uses the same extra-corporeal circuits as dialysis, however, our devices do not rely on membrane technology but instead use an adsorbent of specified pore size, which controls the size of the molecules which can pass into the adsorbent. As blood flows over our polymer adsorbent, middle molecules such as cytokines flow into the polymer adsorbent and are adsorbed. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like a dialyzer. Accordingly, we believe that our technology has significant advantages as compared to traditional dialysis techniques.

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

Medical research during the past two decades has focused on drug interventions aimed at chemically blocking or suppressing the function of one or two inflammatory agents. In hindsight, some researchers now believe this approach has little chance of significantly improving patient outcomes because of the complex pathways and multiple chemical factors at play. Clinical studies of these drug therapies have been largely unsuccessful. An Eli Lilly drug, Xigris®, cleared by the FDA in November 2001, is the first and only drug to be approved for the treatment of severe sepsis. Clinical studies demonstrated that use of Xigris® resulted in a 6% reduction in the absolute risk of death, and a 13% risk reduction in the most severe sepsis patients. The drug remains controversial and is considered expensive when compared to the percentage of patients who benefit.

Pharmaceutical research for the treatment of sepsis continues with a number of clinical stage drug trials being presently conducted including, but not limited to, drug candidates from Takeda Pharmaceutical Company, Eisai, and BTG plc.  Using a medical device to treat sepsis remains a relatively novel approach for the treatment of sepsis. There are a number of companies that claim enabling blood purification technology for the treatment of sepsis.  Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin for the treatment of sepsis in Europe and Japan.  To date, it has been used to treat more than 70,000 patients.  However, the ability of Toraymyxin to remove cytokines, the key mediators of sepsis, has not been well documented.  Kaneka Corporation currently markets Lixelle, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan.  In 2002, Kaneka published a small pilot study in 5 patients with sepsis demonstrating that treatment with Lixelle was correlated with cytokine reduction.  To our knowledge, Kaneka has not published a follow-up clinical study with Lixelle.  Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems.  To our knowledge, Kaneka has not conducted or published any study using CTR to treat human sepsis patients.  Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines.  To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients.  Other potential competitors include the now defunct Arbios Systems, Inc. Hemolife Medical, Inc. and Hemocleanse Technologies, LLC.  We believe our CytoSorb™ cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

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

Efforts to improve removal of middle molecular weight toxins with enhanced dialyzer designs have achieved modest success. Many experts believe that dialyzer technology has reached its limit in this respect. A variation of high-flux hemodialysis, known as hemodiafiltration, has existed for many years. However, due to the complexity, cost and increased risks, this dialysis technique has not gained significant acceptance worldwide. In addition, many larger toxins are not effectively filtered by hemodiafiltration, despite its more open pore structure. As a result, hemodiafiltration does not approach the quantity of toxins removed by the BetaSorb™ device. In terms of resin technology, Kaneka Corporation is the only company currently marketing a resin cartridge (Lixelle) in Japan designed to address this need.

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

The Company is focusing its research efforts on critical care applications of it technology.  We are currently enrolling patients in a European Sepsis clinical study.

We received approval from the German Ethics Committee in October of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. At December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of March 2009 we have increased the number of hospital units participating in our study to ten (10).

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol will enable more potential sites to participate in the study, and may help accelerate patient enrollment through greater access to potential candidates.  Further, while we do not anticipate enrolling more than 80 patients, we now have the flexibility to enroll up to 100 patients if needed.

Additionally, we have updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

To date we have enrolled twenty two (22) patients in the clinical study, which have been randomized yielding eleven (11) treated and eleven (11) control (non-treated) patients. We hope to enroll approximately sixty (60) additional patients.  While we do not anticipate enrolling the entire 100 patients that we are now entitled to enroll, the approved increase allows us some flexibility in the event any of the enrolled patients are not able to complete the study due to withdrawal or inability to complete post treatment follow-up. In conducting the German Clinical study we have utilized our CytoSorb™ device in over 75 treatments to date with no Serious Adverse Events attributable to the device.

We expect to complete the patient enrollment by the end of 2009. Concurrent with the clinical study, we expect to commence the CE Mark submission process. Assuming a successful outcome of the study, management believes it will take an additional 6-9 months following its submission for CE Mark approval to receive the European regulatory approval. Assuming availability of adequate and timely funding, and a successful outcome to the study, management anticipates obtaining CE Mark approval in the first half of 2010, at the earliest.

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

A grant of $1 million was awarded to the University of Pittsburgh Medical Center in 2003. The project seeks to improve the quantity and viability of organs donated for transplant by using CytoSorb™ to detoxify the donor’s blood. The observational and dosing phases of the study, involving 30 viable donors and eight non-viable donors, respectively, have been completed. The next phase of this study, the treatment phase, will involve viable donors. We are not currently focusing our efforts on the commercialization of CytoSorb™ for application in organ donors. The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, expected to last for a total of five years, commenced in September, 2005 and remains in progress. Under a SubAward Agreement, we are working with researchers at the University of Pittsburgh - Critical Care Medicine Department. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for each of 2006 and 2007, we received approximately $102,000 for our efforts in support of the grant. Additionally for 2008 we received an approximate $59,000 for our supporting efforts. We continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amounts budgeted for our participation under the study are approximately $78,000 and $163,000, respectively for the grant periods commencing September 2008 and ending September 2010.  The amounts are subject to change on an annual basis by the NIH, and our continued participation in the study is subject to our performance and an annual review by UPMC. These grants represent a substantial research cost savings to us and demonstrate the strong interest of the medical and scientific communities in our technology.

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

In the United States, our CytoSorb™ and BetaSorb™ devices are classified as Class III (CFR 876.5870—Sorbent Hemoperfusion System) and may require pre-market approval (PMA) by the FDA.  In Europe, our devices are expected to be classified as class IIb, and will conform to the ISO 13485 Quality Standard in support of our planned applications to obtain CE Mark certification in Europe.

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

Sales and Marketing

We currently estimate, provided that we receive adequate and timely funding to support our planned activities and that our products perform as expected in clinical studies, that we will obtain CE Mark approval of our CytoSorb™ device in the treatment of sepsis in the first half of 2010, at the earliest, assuming a successful pivotal study. We plan to initiate sales in several European countries which are known as early adopters of new medical device technology. These countries primarily include Italy, Germany, France, Spain and the United Kingdom. We plan to initially operate through local distributors in each European country where we launch sales operations. Only after establishment of a limited network of local distributors and actual generation of sales, will we formulate a broader distribution strategy on a global basis.

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

Employees

As of December 31, 2008, we had seven employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Item 1A.  Risk Factors

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

As of December 31, 2008 we had cash on hand of $2,749,208, and current liabilities of $977,704.  We believe that we have sufficient cash to fund our operation through the third quarter of 2009, following which we will need additional financing before we can complete clinical studies and the commercialization of our proposed products.  There can be no assurance that we will be successful in our capital raising efforts.

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

In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves.

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

We have experienced substantial operating losses since inception. As of December 31, 2008, we had an accumulated deficit of $75,461,481, which included net losses of $3,017,890 for the year ended December 31, 2008 and $3,350,754 for the year ended December 31, 2007. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining the requisite regulatory approvals, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that required regulatory approvals will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

 We depend upon key personnel who may terminate their employment with us at any time.

We currently have only seven employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; David Lamadrid, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett our Chief Medical Officer, who works with us on a consulting basis. These individuals do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

Our Chief Medical Officer works with us on a consulting basis.

Our Chief Medical Officer, Dr. Robert Bartlett, works with us on a consulting basis.  Because of the part time nature of his consulting agreement, Dr. Bartlett may not always be available to provide us with his services when needed by us in a timely manner.

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

Our future success is also dependent on the strength of our intellectual property, trade secrets and know-how, which have been developed from years of research and development. In addition to the “Purolite” litigation discussed below, we may be exposed to additional future litigation by third parties seeking to challenge the validity of our rights based on claims that our technologies, products or activities infringe the intellectual property rights of others or are invalid, or that we have misappropriated the trade secrets of others.

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

We have conducted limited clinical studies of our CytoSorb™ and BetaSorb™ device. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

To date, we have conducted limited clinical studies on our products. Patient enrollment in our current study has been slower than originally anticipated.  The Company has initiated additional hospital units, but there can be no assurance that these sites will be able to enroll patients and meet the projected enrollment.  There can be no assurance that we will successfully complete the clinical studies necessary to receive regulatory approvals. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business.

We rely extensively on research and testing facilities at various universities and institutions, which could be adversely affect us should we lose access to those facilities.

Although we have our own research laboratories and clinical facilities, we collaborate with numerous institutions, universities and commercial entities to conduct research and studies of our products. We currently maintain a good working relationship with these parties. However, should the situation change, the cost and time to establish or locate alternative research and development could be substantial and delay gaining CE Mark and/or FDA approval and commercializing our products.

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

Dr. John Kellum and others, are critical care advisors and consultants of ours and are associated with institutions such as the University of Pittsburgh Medical Center. Their association with these institutions may currently or in the future involve conflicting interests in the event they or these institutions enter into consulting or other arrangements with competitors of ours.

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

Our directors, executive officers and principal stockholders together beneficially own approximately 86% of our outstanding shares of Common Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties.

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We issued an additional 3,543,060 shares of Series A Preferred Stock through December 31, 2008 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

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

Our Series B Preferred Stock provides for the payment of penalties.

Immediately following our June 2008 and August 2008 private placement, we issued a total of 52,931.47 shares of Series B 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,293,147. We issued an additional 2,627.17 shares of Series B Preferred Stock through December 31, 2008 to investors, as dividends. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series B Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum:

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

In addition, the registration rights provided for in the subscription agreement we entered into with the purchasers in this offering:

•
required us to file a registration statement with the SEC on or before 180 days from the Initial Closing to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, and cause such registration statement to be effective by February 21, 2009 (240 days following the Initial Closing) or March 23, 2009 if the reasons for delay are solely due to SEC delay; and

•
entitles each of these investors to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series A Preferred Stock if we fail to timely file that registration statement with, or have it declared effective by, the SEC.

The Company has submitted an original S-1 registration statement to the SEC on December 12, 2008.  The SEC has replied with questions and a request to reduce the number of shares to be registered, which the Company is currently working on addressing.  The Company has received a waiver from a majority of the Series B holders for the non-registration event and the timing of the Series B registration does not create a cross-default of the Series A Preferred Series.  There can be no assurance that the Company will receive such waiver from investors for any future items and no assurance the Company will still not incur penalties or prevent an Event of Default from occurring.

The Certificate of Designation, Subscription Agreement and related transaction documents also provide for various penalties and fees for breaches or failures to comply with provisions of those documents, such as the timely payment of dividends, delivery of stock certificates, and obtaining and maintaining an effective registration statement with respect to the shares of Common Stock underlying the Series B Preferred Stock sold in the offering. We may in the future default in our contractual obligations to the holders of our Series B Preferred Stock, and in such event we may be required to pay liquidated damages in cash or additional shares of Preferred Stock .

Anti-Dilution Provisions Of The Series B Preferred Stock

The conversion price of the Series B Preferred Stock issued to the June and August 2008 purchasers of our Series B Preferred Stock are subject to anti-dilution provisions, so that upon future non-excepted issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series B Preferred Stock, such conversion price will be reduced on a weighted average basis, further diluting holders of our Common Stock.

Holders of the Series B Preferred Stock have priority in the event of our dissolution, liquidation or winding up.

In the event of our dissolution, liquidation or winding up, the holders of the Series B Preferred Stock will receive, in priority over the holders of the Series A Preferred Stock and Common Stock, a liquidation preference. Therefore, it is possible that holders of Series A Preferred Stock and Common Stock will not obtain any upon our dissolution, liquidation or winding up.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. In addition, our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which approximately 469,500,000 shares remain available for issuance and may be issued by us without stockholder approval. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

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

Item 2.	Properties.

We currently operate a facility near Princeton, New Jersey with approximately 7,375 sq. ft, housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in February 2010. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

Item 3.	Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 29, 2008, the Company received written consents in lieu of a meeting of Stockholders from holders of 100,161,988 shares, which include holders of Series B Preferred Stock which vote on an as-converted basis, representing approximately 57.2% of the 174,997,053 shares of the total shares of voting stock of the Company to increase the number of authorized shares of our Common Stock from 100,000,000 shares to 500,000,000 shares of Common Stock.  For a more detailed disclosure of the shareholder vote to increase the authorized number of shares, please refer to the Definitive 14C Information Statement filed with the Securities and Exchange Commission dated as of November 18, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades in the over-the-counter-market on the OTC Bulletin Board under the symbol “MSBT.” Our Common Stock began trading on such market on August 9, 2006. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Price
	High	Low

2006
Third quarter (from August 9)	$3.95	$1.25
Fourth quarter	$1.73	$0.57
2007
First quarter	$2.85	$1.04
Second quarter	$1.45	$0.40
Third quarter	$0.63	$0.16
Fourth quarter	$0.44	$0.14
2008
First quarter	$0.32	$0.15
Second quarter	$0.23	$0.10
Third quarter	$0.20	$0.07
Fourth quarter	$0.17	$0.03

The number of holders of record for our Common Stock as of December 31, 2008 was approximately 340. This number excludes individual stockholders holding stock under nominee security position listings.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2008, after giving effect to the merger and subsequent grants.  The Registrant had no options outstanding prior to the merger, and all of the options below were issued either in connection with the merger to former option holders of MedaSorb or subsequently as new grants to employees, directors, and consultants.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	18,158,846		$1.05		21,841,154	(2)
Total	18,158,846	(3)	$1.05	(3)	22,241,154

(1)	Represents options that may be issued under our 2003 Stock Option Plan.

(2)	Represents options that may be issued under our 2006 Long-Term Incentive Plan.

(3)
Represents options to purchase (i) 118,667 shares of Common Stock at a price of $41.47 per share, (ii) 232,051 shares of Common Stock at a price of $31.52 per share, (iii) 35,488 shares of Common Stock at a price of $21.57 per share, (iv) 15,944 shares of Common Stock at a price of $19.91 per share, (v) 439,740 shares of Common Stock at a price of $6.64 per share, (vi) 173,000 shares of Common Stock at a price of $1.90 per share, (vii) 306,000 shares of Common Stock at a price of $1.65 per share, (viii) 400,000 shares of Common Stock at a price of $1.26 per share, (ix) 166,756 shares of Common Stock at a price of $1.25 per share, (x) 3,014,000 shares of Common Stock at a price of $0.25, (xi) 137,622 shares of Common Stock at a price of $0.22, (xii) 115,000 shares of Common Stock at a price of $0.08, and (xiii) 13,004,578 shares of Common Stock at a price of $0.035.

Item 6.	Selected Financial Data.

Not required by smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reverse Merger

On June 30, 2006, pursuant to an Agreement and Plan of Merger, by and among us (formerly known as Gilder Enterprises, Inc.), MedaSorb Technologies, Inc., a Delaware corporation and MedaSorb Acquisition Inc., a newly formed wholly-owned Delaware subsidiary of ours, MedaSorb Technologies, Inc. merged with MedaSorb Acquisition Inc. (now known as CytoSorbents, Inc.), and the stockholders of MedaSorb Technologies, Inc. became our stockholders. CytoSorbents, Inc. is now a wholly owned subsidiary of ours, and its business is now our only business.

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

We received approval from the German Ethics Committee in October of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. At December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of March 2009 we have increased the number of hospital units participating in our study to ten (10).

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol will enable more potential sites to participate in the study, and may help accelerate patient enrollment through greater access to potential candidates.  Further, while we do not anticipate enrolling more than 80 patients, we now have the flexibility to enroll up to 100 patients if needed.

Additionally, we have updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

To date we have enrolled twenty two (22) patients in the clinical study, which have been randomized yielding eleven (11) treated and eleven (11) control (non-treated) patients. We hope to enroll approximately sixty (60) additional patients.  While we do not anticipate enrolling the entire 100 patients that we are now entitled to enroll, the approved increase allows us some flexibility in the event any of the enrolled patients are not able to complete the study due to withdrawal or inability to complete post treatment follow-up. In conducting the German Clinical study we have utilized our CytoSorb™ device in over 75 treatments to date with no Serious Adverse Events attributable to the device.

We expect to complete the patient enrollment by the end of 2009. Concurrent with the clinical study, we expect to commence the CE Mark submission process. Assuming a successful outcome of the study, management believes it will take an additional 6-9 months following its submission for CE Mark approval to receive the European regulatory approval. Assuming availability of adequate and timely funding, and a successful outcome to the study, management anticipates obtaining CE Mark approval in the first half of 2010, at the earliest.

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

Our research and development costs were $1,983,483 and $1,415,509 for the years ended December 31, 2008 and 2007, respectively. We have experienced substantial operating losses since inception. As of December 31, 2008, we had an accumulated deficit of $75,461,481which included net losses of $3,017,890 and $3,350,754 for the years ended December 31, 2008 and December 31, 2007 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,892,855 and $2,677,475, for the years ended December 31, 2008 and December 31, 2007 respectively. Legal, financial, and other consulting costs were $391,711 and $389,155 for the years ended December 31, 2008 and 2007, respectively.

In addition, our loss for the year ended December 31, 2008 includes net interest and dividend income of $18,147.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2008, we had cash on hand of $2,749,208 and current liabilities of $977,704.  Our increase in cash from December 31, 2007 is a result of the June and August 2008 $5.29 million private placement of Series B Preferred Stock, which is further described in Note 9 to the consolidated financial statements.  We believe that we have sufficient cash to fund our operations through the third quarter of 2009, following which we will need additional funding before we can complete our clinical studies and commercialize our products.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

This Annual Report have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2008, management conducted tests of our internal controls over financial reporting in accordance with the standards set forth by the U.S. Securities and Exchange Commission (“SEC”).  In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting.

In management’s opinion, based on the assessment completed as at December 31, 2008, our internal controls over financial reporting are operating effectively.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Phillip Chan, MD	38	President and Chief Executive Officer, Director

Al Kraus	64	Chairman of the Board

Joseph Rubin, Esq.	70	Director

Edward R. Jones, MD, MBA	60	Director

James Gunton	42	Director

Vincent Capponi	51	Chief Operating Officer

David Lamadrid	38	Chief Financial Officer

Robert Bartlett, MD	69	Chief Medical Officer

Phillip Chan, MD, PhD. Dr. Chan became a director of MedaSorb in 2008 and since January 2009 is also Chief Executive Officer. Prior to MedaSorb, Dr. Chan led healthcare and life science investments as Partner for the NJTC Venture Fund.  Dr. Chan co-founded Andrew Technologies, a medical device company developing novel surgical instruments for plastic surgery and continues as a Board Director. He is a Board-certified Internal Medicine physician with a strong background in clinical medicine and research. Dr. Chan received his MD and PhD from the Yale University School of Medicine and completed his Internal Medicine residency at Beth Israel Deaconess Medical Center at Harvard. He also holds a BS in cell and molecular biology from Cornell University.

Al Kraus. Mr. Kraus has been a director of MedaSorb since 2003 and up until the end of 2008 was the Company’s President and CEO.  Mr. Kraus currently serves as Chairman of the Board of Directors.  Mr. Kraus has more than twenty-five years’ experience managing companies in the dialysis, medical device products, personal computer and custom software industries. Prior to joining us, from 2001 to 2003, Mr. Kraus was President and CEO of NovoVascular Inc., an early stage company developing coated stent technology. From 1996 to 1998, Mr. Kraus was President and CEO of Althin Healthcare and from 1998 to 2000, of Althin Medical Inc., a manufacturer of products for the treatment of end stage renal disease. While CEO of Althin, he provided strategic direction and management for operations throughout the Americas. From 1979 to 1985, Mr. Kraus was U.S. Subsidiary Manager and Chief Operating Officer of Gambro Inc., a leading medical technology and healthcare company. Mr. Kraus was the Chief Operating Officer of Gambro when it went public in the United States in an offering led by Morgan Stanley.

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

James Gunton. Mr. Gunton became a director of MedaSorb in 2008. He is a cofounder of the NJTC Venture Fund. Mr. Gunton has been investing in privately-held growth technology companies for fifteen years. Before co-founding in 2001 the $80 million NJTC Venture Fund, Jim was a manager at Oracle Corporation in the Silicon Valley. He represents NJTC Venture Fund at nine portfolio companies and is a former Governor of the National Association of Small Business Investment Companies. Jim earned a BS from Stanford University and an MBA with distinction from Duke University.

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

Robert Bartlett, MD.  Dr. Bartlett became our Chief Medical Officer in January 2009.  He is Professor Emeritus of Surgery at the University of Michigan Health System.  Prior to becoming Professor Emeritus in 2005, Dr. Bartlett was Director of the Surgical Intensive Care Unit, Chief of the Trauma/Clinical Care Division and Director of the Extracorporeal Life Support Program at the University of Michigan Medical Center.  Dr. Bartlett was the pioneer in the development of the extracorporeal membrane oxygenation machine (ECMO), used to oxygenate blood in critically ill patients worldwide.  He received his MD from the University of Michigan Medical School, cum laude.  He completed his general surgery residency at Peter Bent Brigham Hospital in Boston, and was Chief resident in thoracic surgery.  Dr. Bartlett was also a NIH Trainee in Academic Surgery at Harvard Medical School, and was previously faculty at the University of California, Irvine.  Dr. Bartlett is the recipient of 26 separate research grants, 14 from the National Institute of Health, including an RO1 grant for the development of a totally artificial lung.  He has also received numerous national and international awards for his contributions to critical care medicine.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments filed with the SEC by persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that, all reporting requirements under Section 16(a) for the 2008 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Audit Committee Financial Expert

The Board of Directors does not have an Audit Committee, and therefore does not have an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2008, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)		Total ($)
Al Kraus
Chief Executive Officer	2008	216,351		-0-	108,381	(2)	324,732
	2007	216,351		-0-	251,446	(3)	467,797
	2006	201,257		-0-	69,555	(4)	270,812
Vincent Capponi,
Chief Operating Officer	2008	195,527		150	155,795	(5)	351,472
	2007	195,527		-0-	-0-		195,527
	2006	178,441		200	40,297	(6)	218,939
David Lamadrid,
Chief Financial Officer	2008	157,630	(12)	150	196,555	(7)	354,335
	2007	145,801		-0-	137,781	(8)	283,582
	2006	135,629		200	-0-		135,829
Dr. James Winchester
Chief Medical Officer	2008	120,000		-0-	24,760	(9)	144,760
	2007	120,000		-0-	2,431	(10)	122,431
	2006	120,000		-0-	40,297	(11)	160,297

(1)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R) for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2008.

(2)	Reflects options to purchase 7,119,328 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire June 25, 2018.

(3)
Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $1.26 per share, which were granted on February 8, 2007 and expire February 8, 2017 and options to purchase 80,122 shares of Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire December 31, 2017.

(4)
Reflects options to purchase 413,920 shares of Common Stock, all of which are currently exercisable at an exercise price of $6.64 per share. Options to purchase 332,094 of these shares were granted on September 30, 2006 and expire on September 30, 2016, and options to purchase 81,826 of these shares were granted on December 31, 2006 and expire on December 31, 2016.

(5)
Reflects options to purchase 1,100,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 366,666 shares on the date of grant, vested and became exercisable as to 366,667 shares on January 16, 2009; and vests and becomes exercisable as to 366,667 shares on January 16, 2010.  Reflects options to purchase 2,250,000 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 562,500 shares on the date of grant, vests and becomes exercisable as to 562,500 shares on June 25, 2009,  vests and becomes exercisable as to 562,500 shares on June 25, 2010, and vests and becomes exercisable as to 562,500 shares on June 25, 2011.

(6)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $1.65 per share, which were granted on December 31, 2006 and expire on December 31, 2016. This option vested and became exercisable as to 16,667 shares on the date of grant, vested and became exercisable as to 16,667 shares on December 31, 2007; and vested and became exercisable as to 16,666 shares on December 31, 2008.

(7)
Reflects options to purchase 1,400,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 466,667 shares on the date of grant, vested and became exercisable as to 466,667 shares on January 16, 2009; and vests and becomes exercisable as to 466,666 shares on January 16, 2010.  Reflects options to purchase 2,750,000 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 687,500 shares on the date of grant, vests and becomes exercisable as to 687,500 shares on June 25, 2009, vests and becomes exercisable as to 687,500 shares on June 25, 2010, and vests and becomes exercisable as to 687,500 shares on June 25, 2011.

(8)
Reflects options to purchase 150,000 shares of Common Stock at an exercise price of $1.90 per share which were granted on January 16, 2007 and expire on January 16, 2017. This option vested and became exercisable as to 50,000 shares on the date of grant, vested and became exercisable as to 50,000 shares on January 16, 2008; and vested and became exercisable as to 50,000 shares on January 16, 2009.

(9)
Reflects options to purchase 175,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 58,333 shares on the date of grant, vested and became exercisable as to 58,333 shares on January 16, 2009; and vests and becomes exercisable as to 58,334 shares on January 16, 2010.  Reflects options to purchase 356,250 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 89,063 shares on the date of grant, vests and becomes exercisable as to 89,063 shares on June 25, 2009, vests and becomes exercisable as to 89,062 shares on June 25, 2010, and vests and becomes exercisable as to 89,062 shares on June 25, 2011.

(10)
Reflects options to purchase 25,000 shares of Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017. This option vested and became exercisable as to 8,334 shares on the date of grant, vested and became exercisable as to 8,333 shares on December 31, 2008; and vest and become exercisable as to 8,333 shares on December 31, 2009.

(11)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $1.65 per share, which were granted on December 31, 2006 and expire on December 31, 2016. This option vested and became exercisable as to 16,667 shares on the date of grant, vested and become exercisable as to 16,667 shares on December 31, 2007; and vested and become exercisable as to 16,666 shares on December 31, 2008.

(12)	Amount includes payments in the approximate amount of $11,800 for certain other expenses pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Al Kraus	332,094		6.64	(1)	9/30/16
	81,826		6.64	(1)	12/31/16
	400,000		1.26	(1)	02/08/17
	80,122		0.22	(1)	12/31/17
	7,119,329		0.035	(1)	06/25/18
Vincent Capponi	50,000		1.65	(2)	12/31/16
	366,666	733,334	0.25	(3)	01/16/18
	562,500	1,687,500	0.035	(4)	06/25/18
David Lamadrid	100,000	50,000	1.90	(5)	01/16/17
	466,666	933,334	0.25	(6)	01/16/18
	687,500	2,062,500	0.035	(7)	06/25/18

Dr. James Winchester	50,000		1.65	(8)	12/31/16
	16,667	8,333	0.22	(9)	12/31/17
	58,333	116,667	0.25	(10)	01/16/18
	89,063	267,187	0.035	(11)	06/25/18

(1)	Fully vested

(2)	Vests and becomes exercisable as to (i) 16,667 shares on December 31, 2006; (ii) 16,667 shares on December 31, 2007; and (iii) 16,666 shares on December 31, 2008.

(3)	Vests and becomes exercisable as to (i) 366,666 shares on January 16, 2008; (ii) 366,667 shares on January 16, 2009; and (iii) 366,667 shares on January 16, 2010.

(4)	Vests and becomes exercisable as to (i) 562,500 shares on June 25, 2008; (ii) 562,500 shares on June 25, 2009; (iii) 562,500 shares on June 25, 2010; and (iv) 562,500 shares on June 25, 2011.

(5)	Vests and becomes exercisable as to (i) 50,000 shares on January 16, 2007; (ii) 50,000 shares on January 16, 2008; and (iii) 50,000 shares on January 16, 2009.

(6)	Vests and becomes exercisable as to (i) 466,666 shares on January 16, 2008; (ii) 466,667 shares on January 16, 2009; and (iii) 466,667 shares on January 16, 2010.

(7)	Vests and becomes exercisable as to (i) 562,500 shares on June 25, 2008; (ii) 562,500 shares on June 25, 2009; (iii) 562,500 shares on June 25, 2010; and (iv) 562,500 shares on June 25, 2011.

(8)	Vests and becomes exercisable as to (i) 16,667 shares on December 31, 2006; (ii) 16,667 shares on December 31, 2007; and (iii) 16,666 shares on December 31, 2008.

(9)	Vests and becomes exercisable as to (i) 8,333 shares on December 31, 2007; (ii) 8,333 shares on December 31, 2008; and (iii) 8,334 shares on December 31, 2009.

(10)	Vests and becomes exercisable as to (i) 58,333 shares on January 16, 2008; (ii) 58,333 shares on January 16, 2009; and (iii) 58,334 shares on January 16, 2010.

(11)	Vests and becomes exercisable as to (i) 89,063 shares on June 25, 2008; (ii) 89,063 shares on June 25, 2009; (iii) 89,062 shares on June 25, 2010; and (iv) 89,062 shares on June 25, 2011.

Director Compensation

The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2008

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
William R. Miller	(10)	20,000	11,430	(2)(3)	31,430

Joseph Rubin		8,000	855	(2)(4)	8,855

Kurt Katz	(11)	4,000	770	(2)(5)	4,770

Edward R. Jones		8,000	855	(2)(6)	8,855

Martin F. Whalen	(12)	3,000	285	(2)(7)	3,285

Phillip Chan, MD	(13)	4,000	85	(2)(8)	4,085

James Gunton	(14)	4,000	85	(2)(9)	4,085

Al Kraus	(15)

(1)
The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2008.

(2)	Fully vested

(3)
At December 31, 2008, in connection with his service as a director we had issued Mr. Miller the following: options to purchase 200,000 shares of our Common Stock at an exercise price of $1.65 per share, which were granted on January 1, 2007 and expire on January 1, 2007; options to purchase 100,000 shares of our Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018, and options to purchase 25,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018.

(4)
At December 31, 2008, in connection with his service as a director we had issued Mr. Rubin the following: options to purchase 21,098 shares of our Common Stock at an exercise price of $31.52 per share, which were granted on June 30, 2006 and expire on December 13, 2010; options to purchase 5,274 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on January 26, 2012; options to purchase 3,014 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on December 11, 2012; options to purchase 753 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on December 28, 2013; options to purchase 1,507 shares of our Common Stock at an exercise price of $6.64 per share, which were granted on June 30, 2006 and expire on December 29, 2014; options to purchase 10,000 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on June 30, 2006 and expire on January 30, 2016; options to purchase 15,069 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on June 30, 2006 and expire on June 12, 2016; options to purchase 5,000 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on August 1, 2006 and expire on August 1, 2016; options to purchase 10,000 shares of our Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017; options to purchase 45,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018; and options to purchase 30,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018.

(5)
At December 31, 2008, in connection with his service as a director we had issued on behalf of Mr. Katz the following : options to purchase 16,200 shares of our Common Stock at an exercise price of $31.52 per share, which were granted on June 30, 2006 and expire on December 13, 2010; options to purchase 5,274 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on January 26, 2012; options to purchase 3,014 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on December 11, 2012; options to purchase 753 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on December 28, 2013; options to purchase 1,507 shares of our Common Stock at an exercise price of $6.64 per share, which were granted on June 30, 2006 and expire on December 29, 2014; options to purchase 10,000 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on June 30, 2006 and expire on January 30, 2016; options to purchase 15,069 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on June 30, 2006 and expire on June 12, 2016; options to purchase 5,000 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on August 1, 2006 and expire on August 1, 2016; options to purchase 10,000 shares of our Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017; options to purchase 45,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018; and options to purchase 15,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018. All of these options have been issued to a trust established by Mr. Katz for the benefit of his children.

(6)
At December 31, 2008, in connection with his service as a director we had issued Dr. Jones the following: options to purchase 7,500 shares of our Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017; options to purchase 45,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018; and options to purchase 30,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018.

(7)
At December 31, 2008, in connection with his service as a director we had issued Mr. Whalen the following: options to purchase 5,000 shares of our Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017; options to purchase 15,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018; and options to purchase 10,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018.

(8)
At December 31, 2008, in connection with his service as a director we had issued Dr. Chan the following: options to purchase 15,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018.

(9)
At December 31, 2008, in connection with his service as a director we had issued Mr. Gunton the following: options to purchase 15,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018.

(10)	Effective December, 31 2008, Mr. Miller resigned his position as a member of the Board of Directors.

(11)	Effective July, 23 2008, Mr. Katz resigned his position as a member of the Board of Directors.

(12)	Effective April, 25 2008, Mr. Whalen resigned his position as a member of the Board of Directors.

(13)
Effective July 24, 2008, Dr. Chan was appointed to the Company’s Board of Directors and Compensation Committee.  Effective January 1, 2009, Dr. Chan entered into an employment agreement becoming interim Chief Executive Officer of the Company.  In January 2009, Dr. Chan resigned his position as a member on the Compensation Committee.

(14)	Effective July, 24 2008, Mr. Gunton was appointed to the Company’s Board of Directors and Compensation Committee.

(15)
During 2008 Mr. Kraus was an employee Director and was not eligible to receive compensation for Director services. Effective December 31, 2008, Mr. Kraus resigned his position as Chief Executive Officer of the Company, remaining as a member of the Board of Directors. In January 2009, Mr. Kraus agreed to serve as Chairman of the Board of Directors.

In 2007, we approved arrangements under which each non-employee director receives a fee of $2,000 for each quarterly Board meeting attended in person and a fee of $1,000 for each quarterly Board meeting participated in by telephone. In addition, our Board approved a policy under which each non-employee director will be eligible to be issued options to purchase up to 10,000 shares of our Common Stock on December 31, 2007 based on attendance at quarterly Board meetings held during 2007. Such options will be exercisable at the closing price of our Common Stock on the date of grant. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

In connection with his appointment as Chairman of the Board, we agreed to compensate Mr. Miller at the rate of $20,000 per annum, and on January 1, 2007 we issued Mr. Miller a ten year option to purchase 200,000 shares of our Common Stock at a price of $1.65 per share (the last reported sales price on the OTC Bulletin Board on December 29, 2006). In January 2008 we issued Mr. Miller an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share.  Effective December 31, 2008, Mr. Miller has resigned from the Board of Directors.

In 2008, the Board approved the issuance to each non-employee director, with the exception of the Chairman, options to purchase up to 30,000 shares of Common Stock on December 31, 2008 based on attendance at quarterly Board meetings held during 2008.

In connection with his appointment as Chairman of the Board in January 2009, we agreed to compensate Mr. Kraus at the rate of $20,000 per annum, and on January 8, 2009 we issued Mr. Kraus a ten year option to purchase 200,000 shares of our Common Stock at a price of $0.084 per share.  Additionally for services performed as Chief Executive Office of the company through December 31, 2008, the Board approved a 10 year option to purchase 450,000 shares of our Common Stock at a price of $0.168 per share on January 28, 2009.

In 2009, the Board approved the issuance to each non-employee director, with the exception of the Chairman, options to purchase up to 100,000 shares of Common Stock on December 31, 2009 based on attendance at quarterly Board meetings held during 2009.

Employment Agreements with Named Executive Officers

Phillip Chan

Effective January 1, 2009, we entered into a new employment agreement with Dr. Phillip Chan, pursuant to which his employment will terminate on December 31, 2009. Pursuant to this employment agreement, we agree to pay Phillip Chan an initial annual base compensation of $216,351 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Al Kraus

We entered into an employment agreement with Al Kraus on June 18, 2008 as our Chief Executive Officer.  Pursuant to the employment agreement, we agreed to pay Al Kraus an annual base compensation of $216,351 payable in equal semimonthly installments in accordance with our usual practice.

On October 22, 2008, Al Kraus provided notice that he would resign from his position as President and Chief Executive Officer effective as of December 31, 2008.

Effective January 7, 2009, we entered into a new agreement with Al Kraus, pursuant to which he became Chairman of the Board of Directors for a two year term terminating on January 7, 2011. Pursuant to this agreement, we agree to pay Al Kraus compensation at a rate of $20,000 per year, payable in equal payments at the end of each fiscal quarter.  He is eligible for stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Vincent Capponi

We entered into an employment agreement with Vincent Capponi on June 18, 2008, pursuant to which his employment terminated on December 31, 2008. Pursuant to this employment agreement, we agree to pay Vincent Capponi an initial annual base compensation of $195,767 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to annual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Effective January 1, 2009, we entered into a new employment agreement with Vincent Capponi, pursuant to which his employment will terminate on December 31, 2009. Pursuant to this employment agreement, we agree to pay Vincent Capponi an initial annual base compensation of $205,303 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

David Lamadrid

We entered into an employment agreement with David Lamadrid on June 18, 2008, pursuant to which his employment terminated on December 31, 2008. Pursuant to this employment agreement, we agree to pay David Lamadrid an initial annual base compensation of $145,801 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to annual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Effective January 1, 2009, we entered into a new employment agreement with David Lamadrid, pursuant to which his employment will terminate on December 31, 2009. Pursuant to this employment agreement, we agree to pay David Lamadrid an initial annual base compensation of $175,000 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee. He is eligible for employee stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Robert Bartlett

Effective January 1, 2009, we entered into a new consulting agreement with Dr. Robert Bartlett, pursuant to which his consulting will terminate on December 31, 2009. Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $50,000 payable in equal monthly installments of $4,166.67 per month. He is eligible for stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of March 31, 2009, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED[1]
	Number		Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)
Margie Chassman(2)	58,237,575	(2)	69.4%

Guillermina Montiel(3)	5,052,456		16.5%

Margery Germain(4)	2,000,000		6.6%

Robert Shipley (5)	16,871,553		36.0%

Directors and Executive Officers

Al Kraus(6)	10,057,001		25.7%

Phillip Chan (7)	1,649,277		5.1%

David Lamadrid (8)	2,379,567		7.3%

Vince Capponi (9)	1,863,919		5.8%

Joseph Rubin(10)	765,814		2.5%

Robert Bartlett	—		*

James Gunton(11)	15,000		*

Edward R. Jones(12)	82,500		*

All directors and executive officers as a group (eight persons)(13)	16,813,078		37.4%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 31, 2009 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 30,510,819 shares of Common Stock outstanding as of March 31, 2009.

2
Based on information reflected in a Schedule 13G filed by Ms. Chassman with the SEC on November 20, 2006, and includes 5,460,000 shares of Common Stock ultimately issuable upon exercise and conversion of the Series A Preferred Stock and warrants underlying the warrant we issued Ms. Chassman upon the closing of our Series A Preferred Stock private placement, 12,696,780 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 27,959,035 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 2,940,331 shares of Common Stock ultimately issuable upon exercise and conversion of warrants for Series B Preferred Stock, and 4,386,429 shares of Common Stock issuable upon exercise of warrants. Ms. Chassman has waived her registration rights with respect to the Series A Preferred Stock and warrants. Margie Chassman is married to David Blech. Mr. Blech disclaims beneficial ownership of these shares. Since 1980 Mr. Blech has been a founder of companies and venture capital investor in the biotechnology sector. His initial venture investment, Genetic Systems Corporation, which he helped found and served as treasurer and a member of the board of directors, was sold to Bristol Myers in 1986 for $294 million of Bristol Myers stock. Other companies he helped found include DNA Plant Technology, Celgene Corporation, Neurogen Corporation, Icos Corporation, Incyte Pharmaceuticals, Alexion Pharmaceuticals and Neurocrine Biosciences. He was also instrumental in the turnaround of Liposome Technology, Inc. and Biotech General Corporation. In 1990 Mr. Blech founded D. Blech & Company, which, until it ceased doing business in September 1994, was a registered broker-dealer involved in underwriting biotechnology issues. In May 1998, David Blech pled guilty to two counts of criminal securities fraud, and, in September 1999, he was sentenced by the U.S. District Court for the Southern District of New York to five years’ probation, which was completed in September 2004. Mr. Blech also settled administrative charges by the Commission in December 2000 arising out of the collapse in 1994 of D. Blech & Co., of which Mr. Blech was President and sole stockholder. The settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No.10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter styled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. (“NASD”) for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000.

3	Includes 58,472 shares of Common Stock issuable upon exercise of stock options.

4	Includes 1,700,000 shares of Common Stock held directly by Ms. Germain and 300,000 shares of Common Stock held by her minor children.

5
Includes 410,129 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 11,915,884 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 3,378,232 shares of Common Stock ultimately issuable upon exercise and conversion of warrants for Series B Preferred Stock, and 661,293 shares of Common Stock issuable upon exercise of warrants and options.

6	Includes 8,663,370 shares of Common Stock issuable upon exercise of stock options.

7
Includes 297,900 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 84,448 shares of Common Stock ultimately issuable upon exercise and conversion of warrants for Series B Preferred Stock, and 1,266,929 shares of Common Stock issuable upon exercise of stock options.

8	Includes 1,870,833 shares of Common Stock issuable upon exercise of stock options.

9	Includes 1,445,833 shares of Common Stock issuable upon exercise of stock options.

10
Includes 2,561 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 293,149 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 387,740 shares of Common Stock issuable upon exercise of warrants and stock options. Does not include shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

11	These shares are issuable upon exercise of stock options.

12	These shares are issuable upon exercise of stock options.

13
Includes an aggregate of 2,561 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 591,049 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 84,448 shares of Common Stock ultimately issuable upon exercise and conversion of warrants for Series B Preferred Stock, and 13,732,305 shares of Common Stock issuable upon exercise of warrants and stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2008, we owed Mr. Rubin’s firm approximately $4,800 in respect of legal services provided by his firm to us.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, Al Kraus, formerly an employee, and Phillip Chan, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, A Professional Corporation, for the audit of our annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by WithumSmith+Brown during those years.

	2008	2007

Audit fees (1)	$105,010	$80,347
Audit related fees	—	—
Tax fees	10,700	—
All other fees	$—	$—

Total fees	$115,710	$80,347

(1)
Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statement on Form SB-2, S-1 and S-8, and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2008, our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Philip Chan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Lamadrid pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Philip Chan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Lamadrid pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, MedaSorb Technologies Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April 2009.

MEDASORB TECHNOLOGIES CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	April 10, 2009
Phillip Chan	Executive Officer) and Director

/s/ David Lamadrid	Chief Financial Officer (Principal	April 10, 2009
David Lamadrid	Accounting and Financial Officer)

/s/ Al Kraus	Chairman of the Board	April 10, 2009
Al Kraus

/s/ Joseph Rubin	Director	April 10, 2009
Joseph Rubin, Esq.

/s/ Edward R. Jones	Director	April 10, 2009
Edward R. Jones

/s/ James Gunton	Director	April 10, 2009
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,
MedaSorb Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Medasorb Technologies Corporation (a development stage company), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 1, 2001 to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medasorb Technologies Corporation as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from January 1, 2001 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey
April 8, 2009

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

Arthur Andersen, LLP

New York, New York
December 27, 2001

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$2,749,208	$211,613
Short-term investments	199,607	0
Prepaid expenses and other current assets	117,003	200,682

Total current assets	3,065,818	412,295

Property and equipment - net	52,057	144,457

Other assets	269,310	245,820

Total long-term assets	321,367	390,277

Total Assets	$3,387,185	$802,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$885,465	$775,342
Accrued expenses and other current liabilities	92,239	131,526

Total current liabilities	977,704	906,868

Notes Payable:
Notes payable	50,000	—

Total Long Term Liabilities	50,000	—

Total liabilities	1,027,704	906,868

Stockholders Equity/(Deficiency):
10% Series B Preferred Stock, Par Value $0.001, 200,000 and -0- shares authorized at December 31, 2008 and 2007, respectively; 55,558.64 and -0- issued and outstanding , respectively	55	—
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at December 31, 2008 and 2007, 8,793,060 and 8,019,508 shares issued and outstanding, respectively	8,793	8,019
Common Stock, Par Value $0.001, 500,000,000 and 100,000,000 shares authorized at December 31, 2008 and 2007, 25,263,517 and 25,044,932 shares issued and outstanding, respectively	25,264	25,045
Additional paid-in capital	77,786,850	71,400,849
Deficit accumulated during the development stage	(75,461,481)	(71,538,209)
Total stockholders’ equity/(deficiency)	2,359,481	(104,296)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,387,185	$802,572

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Revenue	$—	$—	$—

Expenses:

Research and development	44,291,763	1,983,483	1,415,509
Legal, financial and other consulting	7,000,025	351,357	389,155
General and administrative	22,309,447	909,372	1,261,966
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	67,545,752	3,244,212	3,066,630

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	(10,009)
Interest (income) expense, net	5,599,253	22,207	(67,362)
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	361,495

Total other (income) expense, net	5,722,468	22,207	284,124

Loss before benefit from income taxes	73,268,220	3,266,419	3,350,754

Benefit from income taxes	(248,529)	(248,529)	—

Net loss	(73,019,691)	(3,017,890)	(3,350,754)

Preferred stock dividend	2,441,790	905,382	760,872

Net loss available to common shareholders	$(75,461,481)	$(3,923,272)	$(4,111,626)

Basic and diluted net loss per common share		$(0.16)	$(0.17)

Weighted average number of common stock outstanding		25,121,377	24,848,562

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2008

	Members Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	(De ficiency)	Com pensation	Sha res	Par value	Sha res	Par Value	Sha res	Par Value	Cap ital	Sta ge	Equ ity (Deficit)

Balance at January 22, 1997 (date of inception)	$—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—

Equity contributions	1,143,487	—	—	—					—	—	1,143,487

Subscriptions receivable	440,000	—	—	—					—	—	440,000

Technology contribution	4,550,000	—	—	—					—	—	4,550,000

Net loss	—	—	—	—					—	(5,256,012)	(5,256,012)

Balance at December 31, 1997	6,133,487	—	—	—					—	(5,256,012)	877,475

Equity contributions	2,518,236	—	—	—					—	—	2,518,236

Options issued to consultants	1,671	—	—	—					—	—	1,671

Subscriptions receivable	50,000	—	—	—					—	—	50,000

Net loss	—	—	—	—					—	(1,867,348)	(1,867,348)

Balance at December 31, 1998	8,703,394	—	—	—					—	(7,123,360)	1,580,034

Equity contributions	1,382,872	—	—	—					—	—	1,382,872

Equity issued to consultants	88,363	—	—	—					—	—	88,363

Recognition of deferred compensation	47,001	(47,001)	—	—					—	—	—

Amortization of deferred compensation	—	15,667	—	—					—	—	15,667

Subscriptions receivable	100,000	—	—	—					—	—	100,000

Net loss	—	—	—	—					—	(3,066,388)	(3,066,388)

Balance at December 31, 1999	10,321,630	(31,334)	—	—					—	(10,189,748)	100,548

Equity contributions	14,407,916	—	—	—					—	—	14,407,916

Equity issued to consultants	1,070,740	—	—	—					—	—	1,070,740

Warrants issued to consultants	468,526	—	—	—					—	—	468,526

Recognition of deferred compensation	27,937	(27,937)	—	—					—	—	—

Amortization of deferred compensation	—	46,772	—	—					—	—	46,772

Net loss	—	—	—	—					—	(10,753,871)	(10,753,871)

Balance at December 31, 2000	26,296,749	(12,499)	—	—					—	(20,943,619)	5,340,631

Equity contributions	13,411,506	—	—	—					—	—	13,411,506

Equity issued to consultants	161,073	—	—	—					—	—	161,073

Stock options issued to employee	2,847	—	—	—					—	—	2,847

Fees incurred in raising capital	(1,206,730)	—	—	—					—	—	(1,206,730)

Amortization of deferred compensation	—	12,499	—	—					—	—	12,499

Net loss	—	—	—	—					—	(15,392,618)	(15,392,618)

Balance at December 31, 2001	38,665,445	—	—	—					—	(36,336,237)	2,329,208

Equity contributions	6,739,189	—	—	—					—	—	6,739,189

Equity issued to consultants	156,073	—	—	—					—	—	156,073

Options issued to consultant	176,250	—	—	—					—	—	176,250

Options issued to employee	2,847	—	—	—					—	—	2,847

Fees incurred in raising capital	(556,047)	—	—	—					—	—	(556,047)

Forgiveness of loan receivable in exchange for equity	(1,350,828)	—	—	—					—	—	(1,350,828)

Net loss	—	—	—	—					—	(11,871,668)	(11,871,668)

Balance at December 31, 2002	43,832,929	—	—	—					—	(48,207,905)	(4,374,976)

Equity contributions	4,067,250	—	—	—					—	—	4,067,250

Equity issued to consultants	16,624	—	—	—					—	—	16,624

Change in fair value of management units	2,952,474	—	—	—					—	—	2,952,474

Options issued to consultant	65,681	—	—	—					—	—	65,681

Fees incurred in raising capital	(343,737)	—	—	—					—	—	(343,737)

Forgiveness of loan receivable in exchange for equity	(281,340)	—	—	—					—	—	(281,340)

Net loss	—	—	—	—					—	(6,009,283)	(6,009,283)

Balance at December 31, 2003	50,309,881	—	—	—					—	(54,217,188)	(3,907,307)

Equity contributions	512,555	—	—	—					—	—	512,555

Change in fair value of management units	(2,396,291)	—	—	—					—	—	(2,396,291)

Fees incurred in raising capital	(80,218)	—	—	—					—	—	(80,218)

Net Loss	—	—	—	—					—	(1,096,683)	(1,096,683)

Balance at December 31, 2004	48,345,927	—	—	—					—	(55,313,871)	(6,967,944)

Equity contributions	92,287	—	—	—					—	—	92,287

Settlement of accounts payable in exchange for equity	836,319	—	—	—					—	—	836,319

Conversion of convertible notes payable and accrued interest for equity	51,565	—	—	—					—	—	51,565

Change in fair value of management units	(14,551)	—	—	—					—	—	(14,551)

Fees incurred in raising capital	(92,287)	—	—	—					—	—	(92,287)

Reorganization from LLC to "C" Corporation	(49,219,260)	—	4,829,120	4,829					49,214,431	—	—

Net loss	—	—	—	—					—	(3,665,596)	(3,665,596)

Balance at December 31, 2005	—	—	4,829,120	4,829					49,214,431	(58,979,467)	(9,760,207)

Issuance of common stock for stock subscribed	—	—	240,929	241			—	—	799,644	—	799,885

Issuance of common stock to investor group for price protection	—	—	100,000	100			—	—	(100)	—	—

Issuance of stock options to employees, consultants and directors	—	—	—	—			—	—	143,352	—	143,352

Issuance of 10% Series A Preferred Stock for cash	—	—	—	—			5,300,000	5,300	5,530,143	(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock	—	—	—	—			—	—	(620,563)	—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger	—	—	3,750,000	3,750			—	—	(3,750)	—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock	—	—	5,170,880	5,171			—	—	11,376,939	—	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction	—	—	10,000,000	10,000			—	—	990,000	—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered	—	—	778,274	779			—	—	587,035	—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock	—	—	(240,929)	(241)			799,885	800	30,194	(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock	—	—	—	—			303,700	303	303,397	(303,700)	—

Issuance of preferred stock for redemption of convertible note	—	—	—	—			1,000,000	1,000	1,204,640	(205,640)	1,000,000

Issuance of warrants to consultants for services	—	—	—	—			—	—	9,883	—	9,883

Issuance of warrants in exchange for accounts payable	—	—	—	—			—	—	192,311	—	192,311

Net loss	—	—	—	—			—	—	—	(7,671,580)	(7,671,580)

Balance at December 31, 2006	—	—	24,628,274	24,629			7,403,585	7,403	69,757,556	(67,426,583)	2,363,005

Issuance of stock options to employees, consultants and directors			—	—			—	—	498,955	—	498,955

Issuance of common stock in settlement of accounts payable	—	—	11,501	11			—	—	22,991	—	23,002

Conversion of preferred stock into common stock	—	—	405,157	405			(506,446)	(506)	101	—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event	—	—	—	—			1,122,369	1,122	1,121,246	(760,872)	361,496

Net loss	—	—	—	—			—	—	—	(3,350,754)	(3,350,754)

Balance at December 31, 2007	—	—	25,044,932	25,045			8,019,508	8,019	71,400,849	(71,538,209)	(104,296)

Stock based compensation - employees, consultants and directors	—	—	—	—			—	—	363,563	—	363,563

Issuance of Series A Preferred Stock as dividends	—	—	—	—			830,384	831	277,087	(277,918)	—

Issuance of Series B Preferred Stock for cash and conversion of $175,000 of convertible debt					52,931.47	53			5,657,842	(364,747)	5,293,148

Cost of raising capital associated with issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	(215,398)	—	(215,398)

Issuance of Series B Preferred Stock as dividends	—	—	—	—	2,627.17	2	—	—	262,715	(262,717)	—

Issuance of warrants upon conversion of convertible notes payable into Series B Preferred Stock	—	—	—	—	—	—	—	—	40,354		40,354

Conversion of Series A Preferred stock into common	—	—	218,585	219	—	—	(56,832)	(57)	(162)		—

Net loss	—	—	—	—			—	—	—	(3,017,890)	(3,017,890)

Balance at December 31, 2008	$-	$-	25,263,517	$25,264	55,558.64	$55	8,793,060	$8,793	$77,786,850	$(75,461,481)	$2,359,481

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Cash flows from operating activities:
Net loss	$(73,019,691)	$(3,017,890)	$(3,350,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultants for services	30,000	—	—
Depreciation and amortization	2,340,766	103,701	190,440
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	(10,009)
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	3,147	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	518,763	40,354	—
Expense for issuance of options	1,253,495	363,563	498,955
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	361,496
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(388,551)	83,679	(175,802)
Other assets	(66,633)	(12,740)	—
Accounts payable and accrued expenses	2,796,916	70,837	(72,165)
Accrued interest	1,823,103	—	(70,000)

Net cash used by operating activities	(53,597,011)	(2,365,349)	(2,627,839)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,220,521)	—	(21,427)
Patent costs	(427,730)	(22,052)	(12,259)
Purchases of short-term investments	(393,607)	(393,607)	—
Proceeds from maturities of short-term investments	194,000	194,000
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,447,535)	(221,659)	(33,686)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	4,899,603	—
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowing	8,603,631	225,000	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	60,793,754	5,124,603	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Net increase (decrease) in cash and cash equivalents	2,749,208	2,537,595	(2,661,525)
Cash and cash equivalents at beginning of period	—	211,613	2,873,138
Cash and cash equivalents at end of period	$2,749,208	$2,749,208	$211,613

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$—	$78,409

Supplemental schedule of noncash financing activities:
Note payable principal and interest conversion to equity	$10,376,714	$175,000	$—
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,609,446	$—	$23,002
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$147,500	$—
Preferred stock dividends	$2,441,790	$905,382	$760,872

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the years ended December 31, 2008 and 2007, 56,832 and 506,446 Series A Preferred Shares were converted into 218,585 and 405,157 Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2008, 563,278 Series A Preferred Shares were converted into 623,742 Common Shares.

During the years ended December 31, 2008 and 2007, -0- and 553,629 Series A Preferred Shares were issued in connection with the non-registration event as settlement of dividends/penalties payable, respectively, For the period from January 22, 1997 (date of inception) to December 31, 2008, 553,629 Series A Preferred Shares were issued in connection with the non-registration event as settlement of dividends/penalties payable.

The Notes to Consolidated Financial Statements are an integral part of these statements.

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc.) , its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.”

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2008 of $75,461,481. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company has developed an intellectual property portfolio, including 25 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of December 31, 2008, the Company has not commenced commercial operations and, accordingly, is in the development stage. The Company has yet to generate any revenue and has no assurance of future revenue.

Principles of Consolidation

The consolidated financial statements include the accounts of the Parent, MedaSorb Technologies Corporation, and its wholly-owned subsidiary, CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Short Term Investments

Short-term investments include short-term bank certificates of deposit with original maturities of between three and twelve months.  These short-term investments are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 1 investments under SFAS No. 157.

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

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts payable and other debt obligations approximate their fair values due to their short-term nature.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R). “Accounting for Stock-Based Compensation”, for employees and directors whereby each option granted is valued at fair market value on the date of grant. Under SFAS No. 123 (R), the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

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

3.	PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

December 31,	2008	2007	Depreciation/ Amortization Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,731,242	1,731,242	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,324,237	2,324,237
Less accumulated depreciation and amortization	2,272,180	2,179,780
Property and Equipment, Net	$52,057	$144,457

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $92,400 and $180,530, respectively. Depreciation expense from inception to December 31, 2008 amounted to $2,299,268

4.	OTHER ASSETS:

Other assets consist of the following:

December 31,	2008	2007

Intangible assets, net	$202,676	$191,926
Security deposits	66,634	53,894
Total	$269,310	$245,820

Intangible assets consist of the following:

December 31,	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$244,172	$41,496	$222,121	$30,195

The issued patents that are capitalized are being amortized over the patents remaining legal life. Pending patents are not amortized. Amortization expense amounted to $11,301 and $9,910 for the years ended December 31, 2008 and 2007, respectively. Amortization expense from inception to December 31, 2008 amounted to $41,496.

Amortization expense is anticipated to be approximately $11,300 for the next five years ended December 31, 2013.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	December 31,
	2008	2007

Other payable	$316,556	$334,800
Legal, financial and consulting	367,379	242,891
Research and development	293,769	329,177

	$977,704	$906,868

6.	CONVERTIBLE NOTES:

The Company has outstanding Promissory Notes in the aggregate principal amount of $50,000, due in September 2009, which bear interest at the rate of 10% per annum.  The holder of the Promissory note has the option to convert, on an all-or-none basis, the entire principal and outstanding interest of their Notes into the Series B Preferred Stock issued in June 2008.  In addition, pursuant to the terms of such Promissory Notes, upon such conversion, each Note holder will receive five-year warrants to purchase the number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the principal amount of the Promissory Notes being converted, by (y) $0.0362, the purchase price per share of Common Stock issuable upon conversion of the Series B Preferred Stock.  In addition, Promissory Notes in the aggregate principal amount of $175,000 plus accrued interest were converted into the Series B Preferred Stock in June 2008 (See Note 9).

7.	INCOME TAXES:

From inception through December 31, 2005, the Company incurred losses which, as a limited liability company, were passed through to its members. Tax losses amounted to approximately $2,600,000 and $2,900,000 for the years ended December 31, 2008 and December 31, 2007, respectively. The Company’s net operating loss carryforward amounts to approximately $8,100,000 and expires through 2028. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

During the year ended December 31, 2008, the Company sold a portion of its New Jersey Net Operating Loss tax carryforward to an industrial company under provisions in the New Jersey tax code.  The Company realized approximately $249,000 from the sale of a portion of its New Jersey Net Operating Loss carryforwards.

For the years ended December 31, 2008 and December 31, 2007, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	4.6	4.9
Operating losses	29.4	29.1
Effective tax rate	—%	—%

8.	COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space and equipment expiring at various dates through February 2010. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

	2009	$161,000
	2010	26,000
Total		$187,000

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2008 and 2007 amounted to approximately $251,000 and $253,000, respectively.

Employment Agreements

The Company has employment agreements with certain key executives through December 2009. The agreements provide for annual base salaries of varying amounts.

Litigation

The Company is involved in various claims and legal actions. Management is of the opinion that these claims and legal actions have no merit, and their ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

In an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through December 31, 2008. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. The Company has not generated any revenue from its products and has not incurred any royalty costs through December 31, 2008. The amount of future revenue subject to the Settlement Agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against MedaSorb prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through December 31, 2008 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

9.	STOCKHOLDERS' EQUITY

In June 2008, the Company completed an initial closing of a $4.45 million private placement, which included the conversion of Promissory Notes in the aggregate principal amount of $175,000 plus accrued interest. In connection with this transaction, the Company issued 44,531.47 shares of Series B Preferred Stock. The Company also issued a 5 year warrant to purchase 3,986,429 shares of Common Stock at an exercise price of $0.035 per share to the holder of the Promissory Notes in connection with their conversion into the private placement. In August 2008 the Company completed a closing of an $840,000 private placement. In connection with this transaction, the Company issued 8,400 shares of Series B Preferred Stock. The purchasers of the Series B Preferred Stock at the initial closing in June 2008 are entitled to purchase an additional $1.5 million of Series B Preferred Stock at the same price of $100 per share (their stated value) for a period of 15 months following the initial closing date. The Series B Preferred Shares are initially convertible into common stock at a rate of $0.035 per share subject to certain adjustments. As part of this transaction, the Company incurred approximately $215,000 in costs of raising capital during the twelve months ended December 31, 2008. Pursuant to an agreement signed with the private placement investors, the Company filed an amendment to increase the conversion price of the Series B Preferred Stock from $0.035 to $0.0362 per share of Common Stock. The Company has 100 million shares authorized of preferred stock. Of this amount the Company has designated 12 million shares as 10% Series A Preferred Stock and 200,000 shares as 10% Series B Preferred Stock. The balance of authorized preferred shares is currently undesignated.

10% Series A Preferred Stock

Each share of Series A Preferred Stock has a stated value of $1.00, and is convertible at the holder’s option into that number of shares of Common Stock equal to the stated value of such share of Series A Preferred Stock divided by an initial conversion price of $1.25. Upon the occurrence of a stock split, stock dividend, combination of the Common Stock into a smaller number of shares, issuance of any of shares of Common Stock or other securities by reclassification of the Common Stock, merger or sale of substantially all of the Company’s assets, the conversion rate will be adjusted so that the conversion rights of the Series A Preferred Stock stockholders will be equivalent to the conversion rights of the Series A Preferred Stock stockholders prior to such event. In addition, in the event the Company sells shares of Common Stock (or the equivalent thereof) at a price of less than $1.25 per share, the conversion price of the shares of Series A Preferred Stock will be reduced to such lower price. In addition, in the event the Company sells shares of Common Stock (or the equivalent thereof) at a price of less than $2.00 per share, the exercise price of the warrants issued to the holders of the Series A Preferred Stock will be reduced to such lower price. As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, these investors’ agreed to a modification of their rights and pricing and gave up their anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2008. Prior to February 26, 2007 and after May 7, 2007, the dividend rate was 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,496. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

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

During the years ended December 31, 2008 and 2007, the Company issued 830,384 and 760,873 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. During the year ended December 31, 2007, the Company issued 361,496 shares of Series A Preferred Stock as settlement of the cash dividends and penalties payable to the purchasers under the agreement.  The shares were valued at $361,495 and included as a charge to operations under other (income) expenses for the year ended December 31, 2007.

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

10 % Series B Cumulative Convertible Preferred Stock
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

The Company has agreed to file a registration statement under the Securities Act covering the Common Stock issuable upon conversion of the Series B Preferred Stock within 180 days following the initial closing and to cause it to become effective within 240 days of such closing. The Company also granted the investors demand and piggyback registration rights with respect to such Common Stock. The investors in the private placement are entitled to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series B Preferred Stock if the Company fails to timely file that registration statement with, or have it declared effective by, the SEC.  The Company has received a waiver from a majority of the Series B holders for the non-registration event and the timing of the Series B registration does not create a cross-default of the Series A Preferred Series.

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

Pursuant to the Certificate of Designation designating the Series B Preferred Stock, for so long as NJTC holds the Required Amount, NJTC is entitled to elect (i) two directors to the Company’s Board of Directors, which shall initially consist of six members, and (ii) two members to the Company’s compensation committee, which shall consist of at least three members. Within twelve months following the initial closing, the Company agreed to reduce the number of Directors on the Company’s Board of Directors to five members.  Following the initial closing, two affiliates of NJTC joined the Company’s Board of Directors and compensation committee pursuant to the foregoing provision.

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

In accordance with Emerging Issues Task Force (EITF) 00-27, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuances during the year ended December 31, 2008, the Company received total proceeds of $5,293,147. The Company allocated the total proceeds in accordance with EITF 00-27 based on the related fair value as follows: $5,110,773 was allocated to the preferred stock and $182,374 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $182,374. In accordance with EITF 98-5, the value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock,” and SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended),” and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative under EITF 00-19 and SFAS 133.

During the twelve months ended December 31, 2008 the Company recorded non-cash stock dividends totaling $277,919 in connection with the issuance of 830,384 shares of Series A Preferred Stock and stock dividends totaling $262,717 in connection with the issuance of 2,627.17 shares of Series B Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2008. The Company has estimated the fair value of the shares issued as stock dividends based upon the last completed financing transaction involving the underlying common shares, which occurred in June 2008.

Pursuant to agreements with the June 30, 2006 purchasers of Series A Preferred Stock that waived rights to anti-dilution price protection upon the completion of the Series B offering, the Company reduced the conversion price for these holders of Series A Preferred Stock from $1.25 per share of Common to prices ranging from $0.10 to $0.45 per share of Common. The June 30, 2006 purchasers of Series A Preferred Stock also received reductions in their corresponding warrant exercise prices from $2.00 per share of Common Stock to exercise prices ranging from $0.40 to $0.90 per share of Common Stock.

Stock Option Plans

As of December 31, 2008, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 40,000,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2008 there were outstanding options to purchase 17,268,367 shares of common stock reserved under the plan. Additionally, as of December 31, 2008 there were options to purchase 890,479 shares of Common Stock that were issued outside of the 2006 Plan.

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

Stock-based Compensation

Effective January 1, 2006, the Company implemented the fair value recognition provisions of SFAS 123(R) and guidance of SAB 107 for all share-based compensation. Share-based employee, director, and consultant compensation in the amounts of approximately $109,000 and $37,000 for the year ended December 31, 2008 and 2007 and $254,000 and $31,300 for the year ended December 31, 2008 and 2007, are included in the net loss of $3,017,890 and $3,350,754, respectively under the captions research and development and general and administrative.

The summary of the stock option activity for the year ended December 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding, January 1, 2008	2,098,502	$9.41	7.7
Granted	16,133,578	0.075	9.4
Cancelled	(73,234)	26.42	0.0
Exercised	—	—	—
Outstanding, December 31, 2008	18,158,846	$1.05	9.1

The weighted-average grant date fair value for options granted during the years ended December 31, 2008 and 2007 amounted to approximately $0.03 and $0.63 per share, respectively.

At December 31, 2008, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to $10,474.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2008	173,330	$0.80
Granted	16,133,578	$0.033
Cancelled	—	$—
Vested	(10,026,304)	$0.034
Exercised	—	—
Non-vested, December 31, 2008	6,280,604	$0.05

As of December 31, 2008, approximately $306,709 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.18 years.

As of December 31, 2008, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$1.25	October 24, 2016
3,986,429	$0.035	June 25, 2013

As of December 31, 2008, the Company has the following warrant to purchase Series A Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional 5 year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

As of December 31, 2008, the Company has the following warrant to purchase Series B Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
15,000	$100.00	September 25, 2009

Equity Instruments Issued for Services Rendered

During the years ended December 31, 2008 and 2007 the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.035 to $1.90 per share) and expected life of the stock option or warrant (5-10 years), the current price of the underlying stock and its expected volatility (approximately 26 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 2.25 to 4.5 percent) for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

10.	NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2008 and 2007 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 26,109,694 and 3,964,419 incremental shares, respectively, as well as shares issuable upon conversion of Series A & B Convertible Preferred Stock and Preferred Stock Warrants representing approximately 239,767,931 incremental shares, as well as shares issuable upon potential long-term Note conversion into Series B Preferred Stock and Common warrants representing approximately 1,726,519 shares  have been excluded from the computation of diluted EPS as they are anti-dilutive.

11.	SUBSEQUENT EVENTS

In January 2009, the Company issued options to purchase 2,753,858 shares of Common Stock to an eligible employee, a director, and a consultant exercisable at $0.084 per share and options to purchase 2,365,000 shares of Common Stock to eligible employees and a consultant exercisable at $0.168 per share.

During January and February 2009 a total of 441,666 shares of Series A Preferred Stock were converted into 4,416,666 shares of Common Stock, and a total of 300.69 shares of Series B Preferred Stock were converted into 830,636 shares of Common Stock.