Form 10-Q
period 2009-03-31
MedaSorb Technologies CORP
filed 2009-05-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

As of May 14, 2009 there were 32,810,819 shares of the issuer’s common stock outstanding.

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,154,795	$2,749,208
Short-term investments	—	199,607
Prepaid expenses and other current assets	89,230	117,003

Total current assets	2,244,025	3,065,818

Property and equipment - net	48,679	52,057

Other assets	264,980	269,310

Total long-term assets	313,659	321,367

Total Assets	$2,557,684	$3,387,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$767,926	$885,465
Accrued expenses and other current liabilities	75,141	92,239
Notes payable	50,000

Total current liabilities	893,067	977,704

Notes payable	—	50,000
Total long term liabilities	—	50,000

Total liabilities	893,067	1,027,704

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at March 31, 2009 and December 31, 2008, respectively; 56,640.89 and 55,558.64 shares issued and outstanding, respectively	56	55
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at March 31, 2009 and December 31, 2008, respectively; 8,563,100 and 8,793,060 shares issued and outstanding, respectively	8,563	8,793
Common Stock, Par Value $0.001, 500,000,000 and 500,000,000 Shares authorized at March 31, 2009 and December 31, 2008, 30,510,819 and 25,263,517 shares issued and outstanding, respectively	30,511	25,264
Additional paid-in capital	78,017,693	77,786,850
Deficit accumulated during the development stage	(76,392,206)	(75,461,481)
Total stockholders' equity (deficit)	1,664,617	2,359,481

Total Liabilities and Stockholders' Equity (Deficit)	$2,557,684	$3,387,185

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Three months ended March 31,
	March 31, 2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Expenses:

Research and development	44,780,318	488,555	355,127
Legal, financial and other consulting	7,048,758	48,733	57,924
General and administrative	22,537,781	228,334	233,524
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	68,311,374	765,622	646,575

Other (income)/expense:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense (income), net	5,593,782	(5,471)	(525)
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—
Total other (income)/expense, net	5,716,997	(5,471)	(525)

Loss before benefit from income taxes	(74,028,371)	(760,151)	(646,050)

Benefit from income taxes	(248,529)	—	—

Net loss	(73,779,842)	(760,151)	(646,050)
Preferred stock dividend	2,612,364	170,574	200,487
Net loss available to common shareholders	$(76,392,206)	$(930,725)	$(846,537)

Basic and diluted net loss per common share		$(0.03)	$(0. 03)
Weighted average number of shares of
common stock outstanding		29,072,876	25,044,932

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)

Period from
December 31, 2008 to
March 31, 2009
(Unaudited)

	Members Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	(Deficiency)	Com pensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity (Deficit)
Balance at December 31, 2008	$—	$—	25,263,517	$25,264	55,558.64	$55	8,793,060	$8,793	$77,786,850	$(75,461,481)	$2,359,481

Stock based compensation – employees, consultants and directors		—	—	—					65,287	—	65,287

Issuance of Series A Preferred Stock as dividends		—	—	—			211,706	211	32,069	(32,280)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	1,382.94	1			138,293	(138,294)	—

Conversion of Series A and Series B into Common			5,247,302	5,247	(300.69)		(441,666)	(441)	(4,806)	—	—

Net loss	—	—	—	—					—	(760,151)	(760,151)

Balance at March 31, 2009	—	—	30,510,819	30,511	56,640.89	56	8,563,100	8,563	78,017,693	(76,392,206)	1,664,617

MEDASORB TECHNOLOGIES
CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
CASH FLOWS

	Period from
	January 22,1997	Three months	Three months
	(date of inception) to	ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(73,779,842)	$(760,151)	$(646,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,353,380	12,614	25,925
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	518,763	—	—
Expense for issuance of options	1,318,782	65,287	118,704
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(360,778)	27,773	12,769
Other assets	(61,630)	5,003	(2,500)
Accounts payable and accrued expenses	2,662,279	(134,637)	231,345
Accrued interest expense	1,823,103	—	—
Dividend/penalty payable	—	—	—

Net cash used by operating activities	(54,381,122)	(784,111)	(259,807)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,226,932)	(6,411)	(1,330)
Patent costs	(431,228)	(3,498)	(3,708)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	199,607	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,257,837)	189,698	(5,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowings	8,603,631	—	100,000
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	60,793,754	—	100,000

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	2,154,795	(594,413)	(164,845)

Cash and cash equivalents - beginning of period	—	2,749,208	211,613

Cash and cash equivalents - end of period	$2,154,795	$2,154,795	$46,768

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,376,714	$—	$—

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$2,612,364	$170,574	$200,487

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the three months ended March 31, 2009 and 2008, 300.69 and -0- Series B Preferred Shares were converted into 830,636 and -0- Common shares, respectively.  During the three months ended March 31, 2009 and 2008, 441,666 and -0- Series A Preferred Shares were converted into 4,416,666 and -0- Common shares, respectively.   For the period from January 22, 1997 (date of inception) to March 31, 2009, 300.69 Series B Preferred Shares and 1,004,944 Series A Preferred Shares were converted into 830,636 and 5,040,408 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
March 31, 2009

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc.), its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2009 and the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008, and for the period January 22, 1997 (date of inception) to March 31, 2009. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2008 as included in the Company’s Form 10-K filed with the Commission on April 10, 2009.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2009 of $76,392,206. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of March 31, 2009, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Short Term Investments
Short-term investments include short-term bank certificates of deposit with original maturities of between three and twelve months.  These short-term notes are classified as held to maturity and are valued at cost, which approximates fair value.  These investments are considered Level 1 investments under SFAS 157.

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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS 141(R) did not have a significant impact on the Company's statements of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The provisions of SFAS 161 did not have a significant impact on the Company's statements of operations or financial position.

3.  CONVERTIBLE NOTES

The Company has outstanding Promissory Notes in the aggregate principal amount of $50,000, due in September 2009, which bear interest at the rate of 10% per annum. The holder of the Promissory notes has the option to convert, on an all-or-none basis, the entire principal and outstanding interest of their Notes into the Series B Preferred Stock issued in June 2008.  In addition, pursuant to the terms of such Promissory Notes, upon such conversion, each note holder will receive five-year warrants to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the principal amount of the Promissory Note being converted, by (y) $0.0362, the purchase price per share of Common Stock issuable upon conversion of the Series B Preferred Stock.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the three months ended March 31, 2009 the Company recorded non-cash stock dividends totaling $170,574 in connection with the issuance of 1,382.94 shares of Series B Preferred Stock and 211,706 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of March 31, 2009. The Company has estimated the fair value of the shares issued as stock dividends based upon the last completed financing transaction involving the underlying common shares in June 2008.

During the three months ended March 31, 2009, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of $8,378, of which $584 and $7,794 is presented in research and development expenses and general and administrative expenses, respectively.

The summary of the stock option activity for the three months ended March 31, 2009 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2009	18,158,846	$1.05	9.1
Granted	5,118,858	$0.123	9.7
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding March 31, 2009	23,277,704	$0.84	9.1

The fair value of each stock option was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.084 to $0.168 per share) and expected life of the stock option ( ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 25 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (2.7 percent) for the term of the stock option.

At March 31, 2009, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $10,500.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2009	6,280,604	$0.05
Granted	5,118,858	$0.003
Cancelled	—	—
Vested	(3,163,762)	$0.053
Exercised	—	—
Non-vested, March 31, 2009	8,235,700	$.02

As of March 31, 2009, approximately $258,499 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.2 years.

As of March 31, 2009, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$1.25	October 24, 2016
3,986,429	$0.035	June 25,2013

As of March 31, 2009, the Company has the following warrants to purchase Series A Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

 As of March 31, 2009, the Company has the following warrant to purchase Series B Preferred Stock outstanding:

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through March 31, 2009. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.  The Company has not generated any revenue from its products and has not incurred any royalty costs through March 31, 2009. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against Medasorb prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through March 31, 2009 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2009 and 2008 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 31,228,552 and 9,076,921 incremental shares at March 31, 2009 and 2008, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 239,010,409 and 7,205,996 incremental shares at March 31, 2009 and 2008, respectively, as well as shares issuable upon potential long-term Note conversion into Series B Preferred Stock and Common Warrants representing approximately 1,726,519 shares have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

During April 2009 a total of 230,000 shares of Series A Preferred Stock were converted into 2,300,000 shares of Common Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited condensed consolidated financial statements and management’s discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2008 as included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 10, 2009.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Current Report on Form 10-K filed with the Commission on April 10, 2009.

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

We are focusing our efforts on the commercialization of our CytoSorb™ product. The first indication for CytoSorb™ will be in the adjunctive treatment of sepsis (bacterial infection of the blood), which causes systematic inflammatory response syndrome. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrates of cytokines in the bloodstream associated with sepsis. It is intended for short term use as an adjunctive device to the standard treatment of sepsis. To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorb™ device.

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

In December 2006, we submitted a proposed pilot study for approval to the FDA with respect to our CytoSorb™ device.  In the first quarter of 2007, we received approval from the FDA to conduct a limited study of five patients in the adjunctive treatment of sepsis. Based on management’s belief that proceeding with the approved limited study would add at least one year to the approval process for the United States, we made a determination to focus our efforts on obtaining regulatory approval in Europe before proceeding with the FDA.

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we decided to target Europe as the introductory market for our CytoSorb™ product. To accomplish the European introduction, in July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee. We received approval of the final study design in October of 2007.

We received approval from the German Ethics Committee in October of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. By December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of March 2009 we have increased the number of hospital units participating in our study to ten (10).

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

To date we have enrolled twenty three (23) patients in the clinical study, which have been randomized yielding eleven (11) treated and twelve (12) control (non-treated) patients. We hope to enroll approximately sixty (60) additional patients.  While we do not anticipate enrolling the entire 100 patients that we are now entitled to enroll, the approved increase allows us some flexibility in the event any of the enrolled patients are not able to complete the study due to withdrawal or inability to complete post treatment follow-up. In conducting the German Clinical study we have utilized our CytoSorb™ device in over 75 treatments to date with no Serious Adverse Events attributable to the device.

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

Our research and development costs were, $488,555 and $355,127, for the three months ended March 31, 2009 and 2008 respectively. We have experienced substantial operating losses since inception. As of March 31, 2009, we had an accumulated deficit of $76,392,206 which included losses of $760,151 for the three month period ended March 31, 2009. In comparison, we had losses of $646,050 for the three month period ended March 31, 2008. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $716,889 and $588,651 for the three month periods ended March 31, 2009 and 2008, respectively.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2008 we had cash of $2,749,208. As of March 31, 2009 we had cash on hand of $2,154,795, and current liabilities of $893,067.

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

Our Annual Report dated December 31, 2008 was prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

 Item 4(T). Controls and Procedures.

Management's annual report on internal control over financial reporting

Management of Medasorb is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of March 31, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In February 2009, our Series B Preferred Shareholders voted to approve to waive any Event of Default and liability due upon an Event of Default pursuant to Section 6(ix) of the Certificate of Designation of Series B Preferred Shares that shall arise from or in connection with the occurrence of a Non-Registration Event as provided in Section 11.4 of the Series B Subscription Agreement.  The Registration Statement has been filed but it has not been declared effective as of the date of this filing.  A copy of the Resolution of the Series B Preferred Shareholders to Waive the Registration Penalty is attached as Exhibit 10.1 hereto.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description

10.1	Resolution of the Series B Preferred Shareholders to Waive Registration Penalties

31.1	Certification of Phillip Chan, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Phillip Chan, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of David Lamadrid, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDASORB TECHNOLOGIES CORPORATION

Dated: May 13, 2008	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)