Form 10-Q
period 2009-06-30
MedaSorb Technologies CORP
filed 2009-08-14
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

As of August 14, 2009 there were 41,520,427 shares of the issuer’s common stock outstanding.

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,423,608	$2,749,208
Short-term investments	—	199,607
Prepaid expenses and other current assets	66,375	117,003

Total current assets	1,489,983	3,065,818

Property and equipment - net	38,889	52,057

Other assets	260,522	269,310

Total long-term assets	299,411	321,367

Total Assets	$1,789,394	$3,387,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$821,671	$885,465
Accrued expenses and other current liabilities	48,142	92,239
Notes payable	50,000	50,000

Total current liabilities	919,813	1,027,704

Notes payable	—	—
Total long term liabilities	—	—

Total liabilities	919,813	1,027,704

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 56,247.73 and 55,558.64 shares issued and outstanding, respectively	56	55
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 8,086,876 and 8,793,060 shares issued and outstanding, respectively	8,087	8,793
Common Stock, Par Value $0.001, 500,000,000 Shares authorized at June 30, 2009 and December 31, 2008, respectively, 41,520,427 and 25,263,517 shares issued and outstanding, respectively	41,521	25,264
Additional paid-in capital	78,233, 259	77,786,850
Deficit accumulated during the development stage	(77,413,342)	(75,461,481)
Total stockholders' equity (deficit)	869,581	2,359,481

Total Liabilities and Stockholders' Equity (Deficit)	$1,789,394	$3,387,185

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2009	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$--	$--	$--	$--	$--

Expenses:

Research and development	45,361,694	1,069,931	782,563	581,376	427,436
Legal, financial and other consulting	7,127,797	127,772	157,464	79,039	99,540
General and administrative	22,730,636	421,189	517,884	192,855	284,320
Change in fair value of management and incentive units	(6,055,483)	--	--	--	--

Total expenses	69,164,644	1,618,892	1,457,911	853,270	811, 296

Other (income)/expenses:

Gain on disposal of property and equipment	(21,663)	--	--	--	--
Gain on extinguishment of debt	(216,617)	--	--	--	--
Interest (income)/expense, net	5,592,457	(6,796)	43,816	(1,325)	44,341
Penalties associated with non-registration of Series A Preferred Stock	361,495	--	--	--	--
Total other (income)/expense, net	5,715,672	(6,796)	43,816	(1,325)	44,341

Loss before benefit from income taxes	(74,880,316)	(1,612,096)	(1,501,727)	(851,945)	(855,637)

Benefit from income taxes	(248,529)	--	--	--	--
Net loss	(74,631,787)	(1,612,096)	(1,501,727)	(851,945)	(855,637)
Preferred Stock Dividend	2,781,555	339,765	581,141	169,191	380,654
Net Loss available to common shareholders	$(77,413,342)	$(1,951,861)	$(2,082,868)	$(1,021,136)	$(1,236,291)

Basic and diluted net loss per common share		$(0.06)	$(0.08)	$(0.03)	$(0.05)
Weighted average number of shares of
common stock outstanding		32,472,143	25,044,932	35,834,055	25,044,932

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)

Period from
December 31, 2008 to
June 30, 2009
(Unaudited)

	Members Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)
Balance at December 31, 2008	$--	$--	25,263,517	$25,264	55,558.64	$55	8,793,060	$8,793	$77,786,850	$(75,461,481)	$2,359,481

Stock based compensation – employees, consultants and directors	--	--	--	--	--	--	--	--	122,196	--	122,196

Issuance of Series A Preferred Stock as dividends	--	--	--	--	--	--	416,139	416	61,071	(61,487)	--

Issuance of Series B Preferred Stock as dividends	--	--	--	--	2,782.78	3	--	--	278,275	(278,278)	--

Conversion of Series A and Series B into Common	--	--	16,256,910	16,257	(2,093.69)	(2)	(1,122,323)	(1,122)	(15,133)	--	--

Net loss	--	--	--	--	--	--	--	--	--	(1,612,096)	(1,612,096)

Balance at June 30, 2009	$--	$--	41,520,427	$41,521	56,247.73	$56	8,086,876	$8,087	$78,233,259	$(77,413,342)	$869,581

MEDASORB TECHNOLOGIES
CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
CASH FLOWS

	Period from
	January 22,1997
	(date of inception) to	Six months ended	Six months ended
	June 30, 2009	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(74,631,787)	$(1,612,096)	$(1,501,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,366,043	25,277	51,852
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	---	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	518,763	—	—
Expense for issuance of options	1,375,691	122,196	251,540
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(337,923)	50,628	27,364
Other assets	(56,393)	10,240	(30,000)
Accounts payable and accrued expenses	2,689,025	(107,891)	269,900
Accrued interest expense	1,823,103	—	—
Dividend/penalty payable	—	—	—

Net cash used by operating activities	(55,108,657)	(1,511,646)	(887,570)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,226,932)	(6,411)	(1,316)
Patent costs	(434,880)	(7,150)	(8,582)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	199,607	—
Loan receivable	(1,632,168)	—	—

Net cash (used)/provided by investing activities	(4,261,489)	186,046	(9,898)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	4,054,603
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowings	8,603,631	—	225,000
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	60,793,754	—	4,279,603

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	1,423,608	(1,325,600)	3,382,135

Cash and cash equivalents - beginning of period	—	2,749,208	211,613

Cash and cash equivalents - end of period	$1,423,608	$1,423,608	$3,593,748

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,376,714	$—	$225,000

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$147,500

Preferred stock dividends	$2,781,555	$339,765	$581,141

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the six months ended June 30, 2009 and 2008, 2,093.69 and -0- Series B Preferred Shares were converted into 5,783,674 and -0- Common shares, respectively.  During the six months ended June 30, 2009 and 2008, 1,122,323 and -0- Series A Preferred Shares were converted into 10,473,236 and -0- Common shares, respectively.   For the period from January 22, 1997 (date of inception) to June 30, 2009, 2,093.69 Series B Preferred Shares and 1,685,601 Series A Preferred Shares were converted into 5,783,674 and 11,096,978 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
June 30, 2009

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc.), its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2009 and the results of its operations and cash flows for the six and three month periods ended June 30, 2009 and 2008, and for the period January 22, 1997 (date of inception) to June 30, 2009. Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2008 as included in the Company’s Form 10-K filed with the Commission on April 10, 2009.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2009 of $77,413,342. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 26 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of June 30, 2009, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Short Term Investments
Short-term investments include short-term bank certificates of deposit with original maturities of between three and twelve months.  These short-term notes are classified as held to maturity and are valued at cost, which approximates fair value.  These investments are considered Level 2 investments under SFAS 157.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009.  The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.” (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard is not expected to have a material impact on our consolidated financial position and result of operations.

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

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the six months ended June 30, 2009 the Company recorded non-cash stock dividends totaling $339,765 in connection with the issuance of 2,782.78 shares of Series B Preferred Stock and 416,139 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of June 30, 2009. The Company has estimated the fair value of the shares issued as stock dividends based upon the last completed financing transaction involving the underlying common shares in June 2008.

During the six months ended June 30, 2009, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of $8,378, of which $584 and $7,794 is presented in research and development expenses and general and administrative expenses, respectively.

During the six months ended June 30, 2009, the Company incurred stock-based compensation expense due to the amortization of unvested stock options.  The aggregate expense for the six months ended June 30, 2009 is $113,818, of which $54,070 and $59,748 is presented in research and development expenses and general and administrative expenses, respectively.

The summary of the stock option activity for the six months ended June 30, 2009 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2009	18,158,846	$1.05	9.1
Granted	5,118,858	$0.123	9.5
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding June 30, 2009	23,277,704	$0.84	8.8

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

At June 30, 2009, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $12,200.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2009	6,280,604	$0.05
Granted	5,118,858	$0.003
Cancelled	—	—
Vested	(4,589,075)	$0.041
Exercised	—	—
Non-vested, June 30, 2009	6,810,387	$.02

As of June 30, 2009, approximately $202,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.15 years.

As of June 30, 2009, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$1.25	October 24, 2016
3,986,429	$0.035	June 25,2013

As of June 30, 2009, the Company has the following warrants to purchase Series A Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

 As of June 30, 2009, the Company has the following warrant to purchase Series B Preferred Stock outstanding:

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through June 30, 2009. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.  The Company has not generated any revenue from its products and has not incurred any royalty costs through June 30, 2009. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against Medasorb prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through June 30, 2009 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the six and three month periods ended June 30, 2009 and 2008 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 31,228,552 and 26,011,346 incremental shares at June 30, 2009 and 2008, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 232,908,744 and 182,285,696 incremental shares at June 30, 2009 and 2008, respectively, as well as shares issuable upon potential long-term Note conversion into Series B Preferred Stock and Common Warrants representing approximately 1,726,519 shares have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date of August 14, 2009, which is the date the financial statements were issued.  Based on the evaluation, the Company has determined that no subsequent events have occurred, which require disclosure in the financial statements.

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

We are currently approved by the German Ethics Committee to conduct a clinical study of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. By December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of August 2009 the number of hospital units participating in our study has increased to eleven (11) with an additional site being finalized.

To date patient enrollment has been slower than originally anticipated.   The Company has taken a number of steps to improve recruitment, the most significant of which is the increase in the number of our clinical trial sites.  With more sites actively seeking to enroll patients, we expect the patient enrollment rate to increase going forward. Concurrent with the clinical study, we have commenced preparation for the CE Mark submission process.   Management believes it will take up to an additional 3-6 months following its submission for CE Mark approval to receive European regulatory approval.  Assuming an increase in patient recruitment, availability of adequate and timely funding, and a successful outcome of the study, we continue to expect to obtain CE Mark approval in 2010.

The primary endpoint of our clinical trial is cytokine reduction and is the basis of a planned CE Mark application to approve our device for clinical use in Europe.  After reviewing the initial data from the first 22 patients enrolled in the protocol, our medical advisors recommended revisions to our protocol to minimize non-device related artifacts that may potentially arise if the samples are not processed or handled appropriately.  The revisions to the protocol also include a provision for testing of our targeted endpoints in plasma instead of serum and changes in cytokine processing and analysis.  These changes are intended to optimize the accuracy of our data for CE Mark submission.  The proposed protocol changes and rationale for change were submitted to the German Ethics Committee and approved.  Given these changes, cytokine data will not be statistically comparable between these 22 patients and those enrolled subsequently in the study.   While the company will continue to review all patient data in the aggregate, including secondary and exploratory endpoints, the primary use of the data from the first 22 patients will be used to support the planned CE Mark application from a safety perspective.   Cytokine data from all patients enrolled subsequent to these 22 patients, as well as safety data on all patients enrolled in the study, will be used for submission to the CE Mark authority.  The Company has recruited twenty nine (29) patients in the clinical study to date.   Management continues to anticipate that a total of approximately 80 patients, including these 22 initial patients, will be required to complete our study.   The Company has the flexibility to enroll up to a total of 100 patients.

The clinical protocol for our European clinical study has been designed to allow us to gather information to support future U.S. studies. In the event we receive the CE Mark and are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of a 510K or PMA registration. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain CE Mark (or FDA) approval to sell CytoSorb™. Even if we ultimately obtain CE Mark approval, because we cannot control the timing of responses from regulators to our submissions, there can be no assurance as to when such approval will be obtained.

Our research and development costs were, $1,069,931 and $782,563, for the six months ended June 30, 2009 and 2008 respectively and $581,376 and $427,436 for the three months ended June 30, 2009 and 2008, respectively. We have experienced substantial operating losses since inception. As of June 30, 2009, we had an accumulated deficit of $77,413,342 which included losses of  $851,945 and $1,612,096 for the three and six month periods ended June 30, 2009. In comparison, we had losses of $855,637 and $1,501,727 for the three and six month periods ended June 30, 2008. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $774,231 and $1,491,120 for the three and six month periods ended June 30, 2009 and $711,756 and $1,300,447 for three and six month periods ended June 30, 2008.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2008 we had cash of $2,749,208. As of June 30, 2009 we had cash on hand of $1,423,608, and current liabilities of $919,813.

We believe that we have sufficient cash to fund our operations into the fourth quarter of 2009, following which we will need additional funding before we can complete our clinical studies and commercialize our products.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

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

Management evaluated the design and operation of our internal control over financial reporting as of June 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of June 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDASORB TECHNOLOGIES CORPORATION

Dated: August 14, 2009	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)