Form 10-Q
period 2009-09-30
MedaSorb Technologies CORP
filed 2009-11-13
CIK 1175151

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 13, 2009 there were 60,765,816 shares of the issuer’s common stock outstanding.

MedaSorb Technologies Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$937,316	$2,749,208
Short-term investments	—	199,607
Prepaid expenses and other current assets	64,027	117,003

Total current assets	1,001,343	3,065,818

Property and equipment - net	28,871	52,057

Other assets	257,553	269,310

Total long-term assets	286,424	321,367

Total Assets	$1,287,767	$3,387,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$806,186	$885,465
Accrued expenses and other current liabilities	109,649	92,239
Notes payable	—	50,000

Total current liabilities	915,835	1,027,704

Notes payable	—	—
Total long term liabilities	—	—

Total liabilities	915,835	1,027,704

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 58,052.54 and 55,558.64 shares issued and outstanding, respectively	58	55
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 8,248,969 and 8,793,060 shares issued and outstanding, respectively	8,249	8,793
Common Stock, Par Value $0.001, 500,000,000 Shares authorized at September 30, 2009 and December 31, 2008, respectively, 48,111,587 and 25,263,517 shares issued and outstanding, respectively	48,112	25,264
Additional paid-in capital	78,744,551	77,786,850
Deficit accumulated during the development stage	(78,429,038)	(75,461,481)
Total stockholders' equity (deficit)	371,932	2,359,481

Total Liabilities and Stockholders' Equity (Deficit)	$1,287,767	$3,387,185

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Nine months ended September 30,		Three months ended September 30,
	September 30, 2009	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Expenses:

Research and development	45,894,399	1,602,636	1,376,921	532,705	594,358
Legal, financial and other consulting	7,228,256	228,231	272,774	100,459	115,310
General and administrative	22,938,038	628,591	678,547	207,402	160,663
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	70,005,210	2,459,458	2,328,242	840,566	870,331

Other (income)/expenses:

Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest (income)/expense, net	5,592,949	(6,304)	36,236	492	(7,580)
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Total other (income)/expense, net	5,716,164	(6,304)	36,236	492	(7,580)

Loss before benefit from income taxes	(75,721,374)	(2,453,154)	(2,364,478)	(841,058)	(862,751)

Benefit from income taxes	(248,529)	—	—	—	—
Net loss	(75,472,845)	(2,453,154)	(2,364,478)	(841,058)	(862,751)
Preferred Stock Dividend	2,956,193	514,403	735,218	174,638	154,077
Net Loss available to common shareholders	$(78,429,038)	$(2,967,557)	$(3,099,696)	$(1,015,696)	$(1,016,828)

Basic and diluted net loss per common share		$(0.08)	$(0.12)	$(0.02)	$(0.04)
Weighted average number of shares of
common stock outstanding		35,693,072	25,073,756	42,029,900	24,697,913

See accompanying notes to consolidated financial statements.

MEDASORB TECHNOLOGIES CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)

Period from
December 31, 2008 to
September 30, 2009
(Unaudited)

	Members Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)
Balance at December 31, 2008	$—	$—	25,263,517	$25,264	55,558.64	$55	8,793,060	$8,793	$77,786,850	$(75,461,481)	$2,359,481

Stock based compensation – employees, consultants and directors	—	—	—	—	—	—	—	—	179,105	—	179,105

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	618,232	618	88,577	(89,195)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	4,185.04	4	—	—	418,500	(418,504)	—

Conversion of Series A and Series B into Common	—	—	22,848,070	22,848	(4,407.29)	(4)	(1,162,323)	(1,162)	(21,682)	—	—

Exercise of warrants	—	—	—	—	2,140.10	2	—	—	214,008	—	214,010

Warrant modification as inducement to exercise	—	—	—	—	—	—	—	—	14,885	—	14,885

Conversion of notes payable and accrued interest to Series B Preferred Stock	—	—	—	—	576.05	1	—	—	64,308	(6,704)	57,605

Net loss	—	—	—	—	—	—	—	—	—	(2,453,154)	(2,453,154)

Balance at September 30, 2009	$—	$—	48,111,587	$48,112	58,052.54	$58	8,248,969	$8,249	$78,744,551	$(78,429,038)	$371,932

MEDASORB TECHNOLOGIES
CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
CASH FLOWS

	Period from
	January 22,1997
	(date of inception) to	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(75,472,845)	$(2,453,154)	$(2,364,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,379,029	38,263	77,775
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	14,885	40,354
Expense for issuance of options	1,432,600	179,105	251,540
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(335,575)	52,976	46,581
Other assets	(56,393)	10,240	(23,067)
Accounts payable and accrued expenses	2,742,652	(54,264)	25,637
Accrued interest expense	1,823,103	—	—
Net cash used by operating activities	(55,808,960)	(2,211,949)	(1,942,511)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,226,932)	(6,411)	—
Patent costs	(434,879)	(7,149)	(13,664)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	199,607	—
Loan receivable	(1,632,168)	—	—

Net cash (used)/provided by investing activities	(4,261,488)	186,047	(13,664)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	4,894,603
Proceeds from exercise of warrants	214,010	214,010
Equity contributions - net of fees incurred	41,711,198	—	—
Proceeds from borrowings	8,603,631	—	225,000
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	61,007,764	214,010	5,119,603

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	937,316	(1,811,892)	3,163,428

Cash and cash equivalents - beginning of period	—	2,749,208	211,613

Cash and cash equivalents - end of period	$937,316	$937,316	$3,375,041

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,434,319	$57,605	$225,000

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$147,500

Preferred stock dividends	$2,956,193	$514,403	$735,218

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the nine months ended September 30, 2009 and 2008, 4,407.29 and -0- Series B Preferred Shares were converted into 12,174,834 and -0- Common shares, respectively.  During the nine months ended September 30, 2009 and 2008, 1,162,323 and -0- Series A Preferred Shares were converted into 10,673,236 and -0- Common shares, respectively.   For the period from January 22, 1997 (date of inception) to September 30, 2009, 4,407.29 Series B Preferred Shares and 1,725,601 Series A Preferred Shares were converted into 12,174,834 and 11,296,978 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

MedaSorb Technologies Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
September 30, 2009

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of MedaSorb Technologies Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc.), its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2009 and the results of its operations and cash flows for the nine and three month periods ended September 30, 2009 and 2008, and for the period January 22, 1997 (date of inception) to September 30, 2009. Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2008 as included in the Company’s Form 10-K filed with the Commission on April 10, 2009.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2009 of $78,429,038. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of September 30, 2009, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

Principles of Consolidation
The consolidated financial statements include the accounts of the Parent, MedaSorb Technologies Corporation, and its wholly-owned subsidiary, CytoSorbents, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Corporation
The accompanying consolidated financial statements have been prepared in accordance with the provisions of accounting and reporting by development stage enterprises.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short Term Investments
Short-term investments include short-term bank certificates of deposit with original maturities of between three and twelve months.  These short-term notes are classified as held to maturity and are valued at cost, which approximates fair value.  These investments are considered Level 2 investments under accounting standards for fair value measurements.

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

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Research and Development
All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership.

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

Stock-Based Compensation
The Company accounts for its stock-based compensation under the recognition requirements of accounting standards for accounting for stock-based compensation, for employees and directors whereby each option granted is valued at fair market value on the date of grant. Under these accounting standards, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The Company also follows the guidance of accounting standards for accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants.

Net Loss Per Common Share
Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 6).

Effects of Recent Accounting Pronouncements
In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of this amendment did not have a significant impact on the Company's statements of operations or financial position.

In March 2008, the FASB issued a new accounting standard which provides guidance related to disclosures about derivative instruments and hedging activities and amends an existing accounting standard to expand the disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, the new accounting standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new accounting standard is effective for fiscal years and interim periods beginning after November 15, 2008. The provisions of the new accounting standard did not have a significant impact on the Company's statements of operations or financial position.

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. The Company adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through November 13, 2009.

In June 2009, the FASB issued a new accounting standard which provides guidance related to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of a previously issued standard. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company's statements of operations or financial position.

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

In September 2009 the holder of these Promissory Notes elected to convert in full principal and accrued interest totaling $57,605 into equity per the terms of these notes.  Accordingly, the Company issued this investor 576.05 shares of Series B Preferred stock and a five-year warrant to purchase 397,825 shares of Common Stock with an exercise price of $0.0362 per share.

In accordance with accounting standards for convertible securities with beneficial conversion features, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuance per the Note conversion during September 2009, the Company recorded total proceeds of $57,605. The Company allocated the total proceeds based on the related fair value as follows: $54,253 was allocated to the preferred stock and $3,352 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $3,352. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of accounting standards for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own common stock and derivative instruments and hedging activities and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the nine months ended September 30, 2009 the Company recorded non-cash stock dividends totaling $507,699 in connection with the issuance of 4,185.04 shares of Series B Preferred Stock and 618,232 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of September 30, 2009. The Company has estimated the fair value of the shares issued as stock dividends based upon the last completed financing transaction involving the underlying common shares in June 2008.

During the nine months ended September 30, 2009, 4,407.29 Series B Preferred Shares were converted into 12,174,834 Common shares.  During the nine months ended September 30, 2009, 1,162,323 Series A Preferred Shares were converted into 10,673,236 Common shares.

During the nine months ended September 30, 2009, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of $8,378, of which $584 and $7,794 is presented in research and development expenses and general and administrative expenses, respectively.

During the nine months ended September 30, 2009, the Company incurred stock-based compensation expense due to the amortization of unvested stock options.  The aggregate expense for the nine months ended September 30, 2009 is $170,727, of which $73,895 and $96,832 is presented in research and development expenses and general and administrative expenses, respectively.

The summary of the stock option activity for the nine months ended September 30, 2009 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2009	18,158,846	$1.05	9.1
Granted	5,118,858	$0.123	9.2
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding September 30, 2009	23,277,704	$0.84	8.6

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

At September 30, 2009, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $12,200.

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2009	6,280,604	$0.05
Granted	5,118,858	$0.003
Cancelled	—	—
Vested	(4,589,075)	$0.041
Exercised	—	—
Non-vested, September 30, 2009	6,810,387	$.02

As of September 30, 2009, approximately $144,700 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.90 years.

As of September 30, 2009, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$1.25	October 24, 2016
3,986,429	$0.035	June 25,2013
397,825	$0.0362	September 30, 2014

As of September 30, 2009, the Company has the following warrants to purchase Series A Preferred Stock outstanding:

	Warrant Exercise
Number of	Price per	Warrant
Shares to be Purchased	Preferred Share	Expiration Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

In September 2009 the Company extended the expiration date of its warrants for Series B Preferred stock by 10 calendar days and offered an additional warrant for common stock as inducement for the Series B warrant holders to exercise their warrants.  The additional warrant offered to participants in the exercise of Series B warrants was a twelve (12) month option to purchase one (1) dollar in Common Stock at an exercise price of $0.107 per share, for every one (1) dollar of Series B warrants they exercise.  For this modification of the Series B warrant the Company recorded a non-cash charge of approximately $15,000.  The warrants were granted subsequent to the close of the third quarter and accordingly, a non-cash charge of approximately $2 will be recorded in the fourth quarter of 2009.

As of September 30, 2009 Series B warrant holders had exercised warrants to purchase 2,140.1 shares of Series B which had an exercise price of $100 per share.  From this exercise of these warrants the Company received net cash proceeds of $214,010.

As of September 30, 2009, the Company has the following warrants to purchase Series B Preferred Stock outstanding:

	Warrant Exercise
Number of	Price per	Warrant
Shares to be Purchased	Preferred Share	Expiration Date
12,859.9	$100.00	October 5, 2009

5.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain key executives through December 2009. The agreements provide for annual base salaries of varying amounts.

Litigation

The Company is currently not involved, but may at times be involved in various claims and legal actions.  Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through September 30, 2009. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.  The Company has not generated any revenue from its products and has not incurred any royalty costs through September 30, 2009. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against Medasorb prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through September 30, 2009 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the nine and three month periods ended September 30, 2009 and 2008 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 31,626,377 and 25,073,756 incremental shares at September 30, 2009 and 2008, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 232,547,948 and 182,285,696 incremental shares at September 30, 2009 and 2008, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date of November 13, 2009, which is the date the financial statements were issued.

In October 2009 investors exercised warrants to purchase an additional 11,217.42 shares of Series B Preferred Stock.  From this exercise of warrants the Company received net cash proceeds of $1,096,742.

In October 2009, in connection with the total exercise of Series B warrants, the Company granted twelve (12) month warrants to purchase a total of 12,483,665 shares of Common Stock with an exercise price of $0.107 per share.  This Common Stock warrant issuance was part of an inducement for Series B warrant holders to exercise their warrants (See Note 4).

During October and November 2009 a total of 1,603,630 shares of Series A Preferred Stock were converted into 6,518,152 shares of Common Stock, and a total of 2,221.26 shares of Series B Preferred Stock were converted into 6,136,077 shares of Common Stock.

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

Plan of Operations

We are a development stage company and expect to remain so for at least the next several quarters. We have not generated revenues to date and do not expect to do so until we commercialize and receive the necessary regulatory approvals to sell our proposed products. We will seek to commercialize a blood purification technology that efficiently removes middle molecular weight toxins from circulating blood and physiologic fluids.

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

We are currently approved by the German Ethics Committee to conduct a clinical study of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. By December 31, 2008 we had initiated and opened for enrollment seven (7) hospital units to participate in our clinical study and had identified an additional six (6) sites that may be added to our study to accelerate enrollment. As of November 2009 the number of hospital units participating in our study has increased to twelve (12).

To date patient enrollment has been slower than originally anticipated.   The Company has taken a number of steps to improve recruitment, the most significant of which is the increase in the number of our clinical trial sites.  With more sites actively seeking to enroll patients, we expect the patient enrollment rate to increase going forward. Concurrent with the clinical study, we have commenced preparation for the CE Mark submission process.   Assuming a successful outcome of the study, the Company intends to apply for CE Mark approval.

The primary endpoint of our clinical trial is cytokine reduction and is the basis of a planned CE Mark application to approve our device for clinical use in Europe.  After reviewing the initial cytokine data from the first 22 patients enrolled in the protocol, our medical advisors recommended revisions to our protocol to minimize non-device related artifacts that may potentially arise if the samples are not processed or handled appropriately.  The revisions to the protocol also include a provision for testing of our targeted endpoints in plasma instead of serum and changes in cytokine processing and analysis.  These changes are intended to optimize the accuracy of our cytokine data for CE Mark submission.  The proposed protocol changes and rationale for change were submitted to the German Ethics Committee and approved.  Given these changes, cytokine data will not be statistically comparable between these 22 patients and those enrolled subsequently in the study.   While the company will continue to review all patient data in the aggregate, including secondary and exploratory endpoints, the primary use of the data from the first 22 patients will be used to support the planned CE Mark application from a safety perspective.   Cytokine data from all patients enrolled subsequent to these 22 patients, as well as safety data on all patients enrolled in the study, will be used for submission to the CE Mark authority.  The Company has recruited thirty nine (39) patients in the clinical study to date.   Management continues to anticipate that a total of approximately 80 patients, including these 22 initial patients, will be required to complete our study.   The Company has the flexibility to enroll up to a total of 100 patients.

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

Our research and development costs were, $1,602,636 and $1,376,921, for the nine months ended September 30, 2009 and 2008 respectively and $532,705 and $594,358 for the three months ended September 30, 2009 and 2008, respectively. We have experienced substantial operating losses since inception. As of September 30, 2009, we had an accumulated deficit of $78,429,038 which included losses of $841,058 and $2,453,154 for the three and nine month periods ended September 30, 2009. In comparison, we had losses of $862,751 and $2,364,478 for the three and nine month periods ended September 30, 2008. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $740,107 and $2,231,227 for the three and nine month periods ended September 30, 2009 and $755,021 and $2,055,468 for three and nine month periods ended September 30, 2008.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2008 we had cash of $2,749,208. As of September 30, 2009 we had cash on hand of $937,316, and current liabilities of $915,835.  In October 2009 an additional $1,096,742 was received by the Company from investors exercising warrants to purchase Series B Preferred Stock.

We believe that we have sufficient cash to fund our operations into the second quarter of 2010, following which we will need additional funding before we can complete our clinical studies and commercialize our products.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

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

Management evaluated the design and operation of our internal control over financial reporting as of September 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, the Company will continue to use the name MedaSorb Technologies Corporation for the near term, but its wholly-owned subsidiary, through which the Company conducts all of its operational activities, has ceased using the “MedaSorb” name to avoid any potential confusion with Alkermes’ similarly named product.  The operating subsidiary has been renamed CytoSorbents, Inc. as of November 2008.

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

MEDASORB TECHNOLOGIES CORPORATION

Dated: November 13, 2009	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)