Form 10-K
period 2009-12-31
MedaSorb Technologies CORP
filed 2010-04-09
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                        ☐ Yes          ☑ No

The issuer had no revenues for its fiscal year ended December 31, 2009.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $2,730,000. The number of shares outstanding of the registrant’s Common Stock as of April 5, 2010 was 82,574,856.

MEDASORB TECHNOLOGIES CORPORATION
2009 FORM 10-K ANNUAL REPORT
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

PART I

Item 1. Business.

Overview

We are a therapeutic medical device company that is currently in the development stage, headquartered in Monmouth Junction, New Jersey (near Princeton). We have developed and will seek to commercialize a blood purification technology that we believe will be able to efficiently remove middle molecular weight toxins from circulating blood and physiologic fluids. We will be required to obtain required regulatory approvals from a Notified Body for the European Community (CE Mark) and the United States Food and Drug Administration before we can sell our products in Europe and the United States, respectively. The Company is currently focusing our efforts on obtaining regulatory approval in Europe before proceeding with the FDA.

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe as the introductory market for our CytoSorb™ product. In July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee. We received approval of the final study design in October of 2007.

We are currently approved by the German Ethics Committee to conduct a clinical study of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  The primary endpoint of our clinical trial is cytokine reduction and is the basis of a planned CE Mark application to approve our device for clinical use in Europe.

After reviewing the initial cytokine data from the first 22 patients enrolled in our original protocol, our medical advisors recommended revisions to our protocol to minimize non-device related artifacts that may potentially arise if the samples are not processed or handled appropriately.  The revisions to the protocol also include a provision for testing of our targeted endpoints in plasma instead of serum, changes in cytokine processing and analysis, additional options for anti-coagulation that the clinical sites may use, and an increase in the number of patients we may enroll into the study from 80 to 100.

These changes are intended to optimize the accuracy of our cytokine data for CE Mark submission.  The proposed protocol changes and rationale for change were submitted to the German Ethics Committee and approved.  Given these changes, cytokine data will not be statistically comparable between these first 22 patients and those enrolled subsequently in the study.   While the company will continue to review all patient data in the aggregate, including secondary and exploratory endpoints, the primary use of the data from the first 22 patients will be used to support the planned CE Mark application from a safety perspective.   Cytokine data from all patients enrolled subsequent to these first 22 patients, as well as safety data on all patients enrolled in the study, will be used for submission to the CE Mark authority.

While we are currently observing an improvement in our enrollment rate, to date patient enrollment has been slower than originally anticipated.   The Company has taken a number of steps to improve recruitment, the most significant of which is the increase in the number of our clinical trial sites.  With more sites actively seeking to enroll patients, we expect the patient enrollment rate to continue to increase going forward. Concurrent with the clinical study, we have commenced preparation for the CE Mark submission process.  Assuming availability of adequate and timely funding, a successful outcome of the study, and CE Mark regulatory approval, the Company intends to commercialize its product in Europe.

By December 31, 2009 we had initiated and opened for enrollment a total of fourteen (14) hospital units to participate in our clinical study.  To date the Company has enrolled sixty (60) patients in the clinical study.   We may enroll up to an additional forty (40) patients.  In conducting the German Clinical study we have utilized our CytoSorb™ device in approximately 175 treatments to date with no Serious Adverse Events attributable to the device.

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

The CytoSorb™ device consists of a cartridge containing adsorbent polymer beads that are intended to remove toxins and other substances from blood and physiologic fluids. The cartridge incorporates industry standard connectors at either end of the device, which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb™ cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cartridge, toxins (cytokines) are adsorbed from the blood.

To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that other current state of the art blood purification technologies (such as dialysis) are incapable of effectively clearing the various toxic compounds intended to be adsorbed by our devices.  We have demonstrated the ability of CytoSorb to remove cytokines in vitro with whole blood.  CytoSorb’s™ ability to interact safely with blood (hemocompatibility) and general biocompatibility has been demonstrated through ISO 10993 testing.

Prior to the current European Sepsis Trial, the CytoSorb™ device design was tested on a single patient with bacterial sepsis, producing results that our management found encouraging and consistent with our belief that our device design was appropriate for more extensive sepsis study.

In November 2009, we announced positive clinical data on key secondary endpoints from 7 CytoSorb™ treated patients, compared to 6 control patients, with severe sepsis in the setting of respiratory failure.  These data included all fully monitored, completed data sets at that time from a 22 patient sepsis pilot.
  We are currently enrolling patients in our European Sepsis Trial using our CytoSorb™ device.  The study is a randomized, controlled clinical study in fourteen hospital sites in Germany of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  Patients are being treated with one new device per day for up to seven (7) consecutive days.   The study protocol was designed to support an application for the European CE Mark (regulatory approval to sell medical devices in Europe).  This study is designed to be supportive of, but not specifically for, FDA approval for the use of our CytoSorb™ device in the U.S.

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

Previous studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data, which we will use in conducting clinical studies using our CytoSorb™ device. However, limited studies have been conducted using our CytoSorb™ device to date and no assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain the necessary regulatory body approvals to sell CytoSorb™. Even if we ultimately obtain regulatory approval, because we cannot control the timing of responses to our regulatory submissions, there can be no assurance as to when such approval will be obtained.

Our BetaSorb™ device is intended to remove beta2-microglobulin from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. BetaSorb™ utilizes an adsorbent polymer packed into an identically shaped and constructed cartridge as utilized for our CytoSorb™ product, although the polymers used in the two devices are physically different. The BetaSorb™ device also incorporates industry standard connectors at either end of the device, which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyzer. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

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

We have conducted clinical studies using our BetaSorb™ device in patients with chronic kidney failure, which have provided valuable data that underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of four human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure.

We have not generated any revenue to date. We have incurred losses in each of our fiscal years and expect these losses to continue for the foreseeable future. We will need to raise significant additional funds to conduct clinical studies and obtain regulatory approvals to commercialize our products. No assurance can be given that we will ever successfully commercialize any products.

Corporate History

MedaSorb Technologies Corporation was incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc., a Delaware corporation in a merger, and its business became our business. Following the merger, in July 2006 we changed our name to MedaSorb Technologies Corporation.  In November 2008 we changed the name of our operating subsidiary from MedaSorb Technologies, Inc. to CytoSorbents, Inc.  Our parent company, MedaSorb Technologies Corporation, is currently in the process of a name change that will better reflect the operations of our subsidiary.  Unless otherwise indicated, all references in this Annual Report to “MedaSorb,”, “CytoSorbents”, “us” or “we” with respect to events prior to June 30, 2006 are references to CytoSorbents, Inc. and its predecessors. Our executive offices are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852. Our telephone number is (732) 329-8885.

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

Both the conversion price for the June 30, 2006 purchasers of the Series A Preferred Stock and the exercise price of the warrants were subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, the conversion price and/or exercise price will be reduced to the lower price. As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, these investors’ agreed to a modification of their rights and pricing and gave up their anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section)

In connection with the sale of the Series A Preferred Stock and warrants to the four institutional investors, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consisted of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

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

Registration Rights

We filed a registration statement under the Securities Act covering the Common Stock issuable upon conversion of the Series B Preferred Stock on December 12, 2008.  We received initial comments from the Securities and Exchange Commission related to this filing on January 7, 2009 and received additional comments from the SEC on July 15, 2009.  We are in the process of addressing each comment raised.  Pursuant to the terms of the Registration Rights Agreement, we are required to cause the Registration Statement to become effective within 240 days of such closing. We also granted the investors demand and piggyback registration rights with respect to such Common Stock. The investors in the Series B Financing are entitled to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series B Preferred Stock if we fail to timely file that registration statement with, or have it declared effective by, the SEC.

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

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $1,962,000 and $1,983,000 for the years ended December 31, 2009 and 2008, respectively.

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

Markets

Sepsis

Sepsis is characterized by a systemic inflammatory response in response to severe infection or trauma.  There are generally three categories of sepsis, including mild to moderate sepsis, severe sepsis and septic shock.  Mild to moderate sepsis typically occurs with an infection that is responsive to antibiotics or antiviral medication.  An example is a patient with self-limiting influenza or a treatable community acquired pneumonia.  Mortality is generally very low.  Severe sepsis is sepsis with evidence of organ dysfunction.  An example is a patient who develops respiratory failure due to a severe pneumonia and requires mechanical ventilation in the intensive care unit. Severe sepsis has a mortality rate of approximately 30-35%.  Septic shock, or severe sepsis with low blood pressure that is not responsive to fluid resuscitation, is the most serious form of sepsis with an expected mortality in excess of 50%.

In sepsis, the body produces large amounts of inflammatory mediators called cytokines in response to infection.  In severe infection, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multi-organ failure and in many cases death.  CytoSorb™ is an investigational device designed to act as a broad spectrum cytokine filter.  It is intended to play a critical role in treating patients with severe sepsis or septic shock by reducing cytokine storm, while antibiotics work to control the actual infection.  CytoSorb is currently being evaluated in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis in a 100 patient randomized, controlled clinical trial in Europe.

In the United States alone, there are more than one million new cases of severe sepsis and septic shock annually. Based on the reported incidence in a number of developed countries, the worldwide incidence is estimated to be 18 million cases per year.  . The Company estimates that the market potential in Europe for its products is substantially equivalent to that in the U.S.

Severe sepsis and septic shock patients are amongst the most expensive patients to treat in a hospital.  Because of this, we believe that efficacy rather than cost will be the determining factor in the adoption of CytoSorb™ in the treatment of sepsis. Based on the limited number of available treatments for this disease, and based on current pricing of charcoal hemoperfusion devices in the market today, we estimate that our CytoSorb™ device will sell for at least $500 per unit. Our current pricing model represents a fraction of what is currently spent on the treatment of a sepsis patient.

Cardiopulmonary Bypass Procedures

There are approximately 400,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S. and more than 800,000 worldwide. Some patients, nearly one-third, suffer from post-operative complications of cardiopulmonary bypass surgery, including complications from infection, pneumonia, pulmonary, and neurological dysfunction. A common characteristic of these post operative complications is the presence of high amounts of cytokines in the blood.  Extended surgery time leads to longer ICU recovery time and hospital stays, both leading to higher costs – approximately $32,000 per coronary artery bypass graft procedure. We believe that the use of CytoSorb™ during and after the surgical procedure may prevent or mitigate post-operative complications for many CPB patients.

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

One of the problems with standard high-flux dialysis is the limited ability to remove certain mid-molecular weight toxins such as B2-microglobulin.  Over time, B2-microglobulin can accumulate and cause amyloidosis in joints and elsewhere in the musculoskeletal system, leading to pain and disability.
Our BetaSorb™ device has been designed to remove these mid-molecular weight toxins when used in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year. Assuming BetaSorb™ use in each session, every 100,000 patients would require approximately 15 million devices annually.

Brain-Dead Organ Donors

There are in excess of 6,000 brain dead organ donors each year in the United States; worldwide, the number of these organ donors is estimated to be at least double the U.S. brain dead organ donor population. There is a severe shortage of donor organs. Currently, there are more than 100,000 individuals on transplant waiting lists in the United States.  Cytokine storm is common in these organ donors, resulting in reduced viability of potential donor organs.  The potential use of CytoSorb™ hemoperfusion to control cytokine storm in brain dead organ donors could increase the number of viable organs harvested from the donor pool and improve the survival of transplanted organs.   A proof-of-concept pilot study using the Company’s technology in human brain dead donors has been published.

Products

We believe that the polymer adsorbent technology used in our products has the potential to remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the treatment of chronic kidney failure; the treatment of liver failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. We are currently enrolling patients in a European Sepsis Trial to evaluate our CytoSorb™ device.  The study is a randomized, open label, controlled clinical study in fourteen (14) sites in Germany of up to one hundred (100) patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. If these studies are successful, we obtain European regulatory approval, and given sufficient and timely financial resources, we intend to commercialize in Europe. However, there can be no assurance we will ever obtain regulatory approval for CytoSorb™ or any other device.

The CytoSorb™ Device (Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis

Sepsis is a potentially life threatening disease defined as a systemic inflammatory response in the presence of a known or suspected infection.  Sepsis is mediated by high levels of toxic compounds (“cytokines”), which are released into the blood stream as part of the body’s auto-immune response to severe infection or injury. These toxins cause severe inflammation and damage healthy tissues, which can lead to organ dysfunction and failure. Sepsis is very expensive to treat and has a high mortality rate.

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
4)	Increased use of indwelling medical devices that are susceptible to infection

In the U.S. alone, treatment of sepsis costs nearly $18 billion annually. According to the Centers for Disease Control, sepsis is a top ten cause of death in the U.S.  The incidence of sepsis is believed to be under-reported as the primary infection (i.e. pneumonia, pyelonephritis, etc.) is often cited as the cause of death.

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of a single biologic, Xigris® from Eli Lilly, which demonstrated a small improvement in survival in a small segment of the patient population, to our knowledge, all other efforts to date have failed to significantly improve patient survival in the U.S.

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

Projected Timeline: Previous clinical studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data, which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of four human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 345 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for more extensive sepsis study.

We are currently approved by the German Ethics Committee to conduct a clinical study of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. By December 31, 2009 we had initiated and opened for enrollment a total of fourteen (14) hospital units to participate in our clinical study.

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, to include a provision for testing of our targeted endpoints in plasma instead of serum, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol will enable more potential sites to participate in the study, and may help accelerate patient enrollment through greater access to potential candidates.

Additionally, we have updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

To date we have enrolled sixty (60) patients in the clinical study. We may enroll up to an additional forty (40) patients.  In conducting the German Clinical study we have utilized our CytoSorb™ device in approximately 175 treatments to date with no Serious Adverse Events attributable to the device.

Depending on the pace of patient recruitment, we anticipate completion of our patient enrollment in the second half of 2010 to the first quarter of 2011.  Concurrent with the clinical study, we have commenced our preparation for the CE Mark submission process. If these studies are successful, we obtain CE Mark approval, and given sufficient and timely financial resources, management intends to commercialize in Europe.

Because our technology pertains to a medical device, the regulatory pathway and approval process are faster and more straightforward than the process related to the approval of a drug. However, even if we ultimately obtain the CE Mark, because we cannot control the timing of the regulatory approval process, there can be no assurance as to when such approval will be obtained.

APPLICATION: Prevention and treatment of organ dysfunction in brain-dead organ donors to increase the number and quality of viable organs harvested from donors

Potential Benefits: If CytoSorb™ is able to prevent or reduce high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb™ will be able to mitigate organ dysfunction and failure, which results from severe inflammation following brain-death. The primary goals for this application are:

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

Projected Timeline: Studies have been conducted under a $1 million grant from the Health Resources and Services Administration (HRSA), an agency of the U.S. Department of Health and Human Services. Researchers at the University of Pittsburgh Medical Center and the University of Texas, Houston Medical Center have completed the observational and dosing phases of the project. The results were published in Critical Care Medicine, January 2008. The next phase of this study, the treatment phase, would involve viable donors treated with the CytoSorb™ device. In this phase of the project, viable donors will be treated and the survival and function of organs in transplant recipients will be tracked and measured. We are not currently focusing our efforts on the commercialization of CytoSorb™ for application in organ donors.  The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

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

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPSIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, expected to last for a total of five years, commenced in September, 2005 and remains in progress. Under a SubAward Agreement, we are working with researchers at the University of Pittsburgh - Critical Care Medicine Department. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for each of 2006 and 2007, we received approximately $102,000 for our efforts in support of the grant. Additionally for 2008 and 2009 we received an approximate $59,000 and $80,000, respectively for our supporting efforts. We continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amount budgeted for our participation under the study is approximately $65,000, for the final grant period ending September 2010.  The amount is subject to change on an annual basis by the NIH, and our continued participation in the study is subject to our performance and an annual review by UPMC.

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

Our Medical Advisory Board for Severe Sepsis / Inflammatory Disease consists of five medical doctors, one of whom is affiliated with UPMC, with expertise in critical care medicine, sepsis, multi-organ failure and related clinical study design.

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

Product Payment & Reimbursement

Critical Care Applications

Europe

Payment for our CytoSorb™ device for the removal of cytokines in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis and other related acute care applications is country dependent in Europe. Once CE Mark approval is obtained for the CytoSorb™ device, we plan to market the device initially in Germany where CytoSorb reimbursement is anticipated to fall under the “diagnosis related group” (DRG) acute care reimbursement. Under this system, hospitals would purchase CytoSorb and subtract the cost from a pre-determined lump-sum payment made by the payor to the hospital based on the patient’s diagnosis. No specific reimbursement code would be required for the CytoSorb device. If we are able to successfully introduce the CytoSorb™ device into the German market we intend to apply for reimbursement in France, England, Italy and Spain representing the five economic leaders in Europe and introduce our products in those countries accordingly. Reimbursement is specific to each country. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

United States

As in Germany, payment for our CytoSorb™ device in the US for the treatment and prevention of sepsis and other related acute care applications is anticipated to fall under the DRG in-patient reimbursement system, which is currently the predominant basis of hospital medical billing in the United States. Under this system, predetermined payment amounts are assigned to categories of medical patients with respect to their treatments at medical facilities based on the DRG that they fall within (which is a function of such characteristics as medical condition, age, sex, etc.) and the length of time spent by the patient at the facility. Reimbursement is not determined by the actual procedures used in the treatment of these patients, and a separate reimbursement decision would not be required to be made by Medicare, the HMO or other provider of medical benefits in connection with the actual method used to treat the patient.

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

Chronic Renal Failure

In Europe, chronic dialysis is predominately provided by government supported clinics accounting for approximately 75% of dialysis treatments, with the remainder being provided by private clinics. However, these figures vary widely among countries within Europe. For example dialysis clinics in Denmark and Finland are 100% publicly managed facilities while those in Portugal are 90% privately managed facilities. Generally speaking, dialysis services are always regulated and controlled by the healthcare authorities and not homogeneous between the various European countries.

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

Medical research during the past two decades has focused on drug interventions aimed at chemically blocking or suppressing the function of one or two inflammatory agents. In hindsight, some researchers now believe this approach has little chance of significantly improving patient outcomes because of the complex pathways and multiple chemical factors at play. Clinical studies of these drug therapies have been largely unsuccessful. An Eli Lilly drug, Xigris®, cleared by the FDA in November 2001, is the first and only drug to be approved for the treatment of severe sepsis. Clinical studies demonstrated that use of Xigris® resulted in an average absolute 6% reduction in 28-day mortality, and an absolute 13% reduction in 28-day mortality in the most severe sepsis patients. The drug remains controversial and is considered expensive when compared to the percentage of patients who benefit.

Pharmaceutical research for the treatment of sepsis continues with a number of clinical stage drug trials being presently conducted including, but not limited to, drug and biologic candidates from Eisai, AM-Pharma B.V., Agennix AG and BTG plc.  Using a medical device to treat sepsis remains a relatively novel approach for the treatment of sepsis. There are a number of companies that claim enabling blood purification technology for the treatment of sepsis.  Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe and Japan.  To date, it has been used to treat more than 70,000 patients since 1994.  However, the ability of Toraymyxin to remove cytokines, the key mediators of sepsis, has not been well documented.  Spectral Diagnostics, Inc has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product.  In March 2010, Spectral announced plans to conduct a U.S. pivotal study to diagnose endotoxemia and treat sepsis with this theranostic product. Toraymyxin has not yet been approved for use in the U.S.  Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan.  Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009.  Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance.  To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis.  Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems.  To our knowledge, Kaneka has not conducted or published any study using CTR to treat human sepsis patients.  Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines.  To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients.  Other potential competitors include the now defunct Arbios Systems, Inc. Hemolife Medical, Inc. and Hemocleanse Technologies, LLC.  We believe our CytoSorb™ cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

Cardiopulmonary Bypass Surgery

We are not aware of any practical competitive approaches for removing cytokines in CPB patients. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome and cytokine production still remain a problem in this less invasive, but more technically challenging procedure.  . If successful, CytoSorb™ is expected to be useful in both on-pump and off-pump procedures.

Chronic Dialysis

Although standard dialysis treatment effectively removes urea and creatinine from the blood stream (which are normally filtered by functioning kidneys), standard dialysis has not been effective in removing beta2-microglobulin toxins from the blood of patients suffering from chronic kidney failure.  High flux dialyzers by Gambro, Fresenius, Nephros and others are capable of removing some beta2-microglobulin.  However, we believe our technology would significantly improve clearance of this and other toxins.  Kaneka markets Lixelle™ outside the US to remove beta2-microglobulin in dialysis patients. We know of no other device, medication or therapy considered directly competitive with our technology. Research and development in the field has focused primarily on improving existing dialysis technologies. The introduction of the high-flux dialyzer in the mid-1980s and the approval of Amgen’s Epogen™, a recombinant protein used to treat anemia, are the two most significant developments in the field over the last two decades.

Efforts to improve removal of middle molecular weight toxins with enhanced dialyzer designs have achieved modest success. Many experts believe that dialyzer technology has reached its limit in this respect. A variation of high-flux hemodialysis, known as hemodiafiltration, has existed for many years. However, due to the complexity, cost and increased risks, this dialysis technique is less widely used. In addition, many larger toxins are not effectively filtered by hemodiafiltration, despite its more open pore structure. As a result, hemodiafiltration is expected to be less efficient in large toxin removal compared with the BetaSorb™ device. In terms of resin technology, Kaneka Corporation is the only company currently marketing a resin cartridge (Lixelle) in Japan designed to address this need.

Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death.

Clinical Studies

Our first clinical studies were conducted in patients with chronic renal failure. The health of these patients are challenged by high levels of toxins circulating in their blood but, unlike sepsis patients, they are not at imminent risk of death. The toxins involved in chronic renal failure are generally different from those involved in sepsis, eroding health gradually over time. The treatment of patients with chronic renal failure is a significant target market for us, although not the current focus of our efforts and resources. Our clinical studies and product development work in this application functioned as a low risk method of evaluating the safety of the technology in a clinical setting, with direct benefit to the development of the critical care applications on which we are now focusing our efforts.

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

By December 31, 2009 we had initiated and opened for enrollment a total of fourteen (14) hospital units to participate in our clinical study.  To date we have enrolled sixty (60) patients in the clinical study. We may enroll up to an additional forty (40) additional patients.  In conducting the German Clinical study we have utilized our CytoSorb™ device in approximately 175 treatments to date with no Serious Adverse Events attributable to the device.

Depending on the rate of enrollment, we expect to complete the patient enrollment in the second half of 2010 to the first quarter of 2011. Concurrent with the clinical study, we have commenced our preparation for the CE Mark submission process. Assuming availability of adequate and timely funding, a successful outcome of the study, and CE Mark regulatory approval, the Company intends to commercialize its product in Europe.

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

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, expected to last for a total of five years, commenced in September, 2005 and remains in progress. Under a SubAward Agreement, we are working with researchers at the University of Pittsburgh - Critical Care Medicine Department. Currently, we believe that the only polymers being used in this study are polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for each of 2006 and 2007, we received approximately $102,000 for our efforts in support of the grant. Additionally for 2008 and 2009 we received an approximate $59,000 and $80,000, respectively for our supporting efforts. We continue to supply UPMC with new samples based on our adsorbent polymer technology under the same terms as the initial SubAward Agreement, and expect to do so for the duration of the study. UPMC has indicated to us that the amount budgeted for our participation under the study is approximately $65,000, for the final grant period ending September 2010.  The amount is subject to change on an annual basis by the NIH, and our continued participation in the study is subject to our performance and an annual review by UPMC. These grants represent a substantial research cost savings to us and demonstrate the strong interest of the medical and scientific communities in our technology.

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

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, investigational device exemption (IDE) regulations must be complied with in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review the PMA application that contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

In the United States, our CytoSorb™ and BetaSorb™ devices are classified as Class III (CFR 876.5870—Sorbent Hemoperfusion System) 510(k) devices, but may require pre-market approval (PMA) by the FDA.  In Europe, our devices are classified as Class IIb, and will conform to the ISO 13485 Quality Standard in support of our planned applications to obtain CE Mark certification in Europe.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our medical devices will be approved on a timely basis, if at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

Sales and Marketing

We currently estimate, provided that we receive adequate and timely funding to support our planned activities, that our products perform as expected in clinical studies, and that we obtain CE Mark approval of our CytoSorb™ device in the treatment of sepsis, that we will commercialize in Europe. We plan to initiate sales in several European countries, which are known as early adopters of new medical device technology. These countries primarily include German, Italy, France, and Spain. We plan to initially operate through local distributors in each European country where we launch sales operations. Only after establishment of a limited network of local distributors and actual generation of sales, will we formulate a broader distribution strategy on a global basis.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We hold 27 U.S. patents, some of which have foreign counterparts, and additional patent applications pending worldwide that cover various aspects of our technology. There can be no assurance that pending patent applications will result in issued patents, that patents issued to us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

Employees

As of December 31, 2009, we had seven employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

As of December 31, 2009 we had cash on hand of $1,595,628, and current liabilities of $970,765.  We will need additional financing in the future in order to complete our clinical studies and the commercialization of our proposed products.  There can be no assurance that we will be successful in our capital raising efforts.

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

We have experienced substantial operating losses since inception. As of December 31, 2009, we had an accumulated deficit of $78,902,521, which included net losses of $2,736,715 for the year ended December 31, 2009 and $3,017,890 for the year ended December 31, 2008. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining the requisite regulatory approvals, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that required regulatory approvals will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

We have commenced the process of seeking regulatory approval of our products, but the approval process will involve clinical studies and is lengthy and costly. The failure to obtain government approvals, internationally or domestically, for our polymer products, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

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

We rely extensively on research and testing facilities at various universities and institutions, which could adversely affect us should we lose access to those facilities.

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

The market for our products is rapidly changing and competitive, and new devices and drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

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

Our directors, executive officers and principal stockholders together beneficially own approximately 26.9% of our outstanding shares of Common Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties.

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We issued an additional 4,895,948 shares of Series A Preferred Stock through December 31, 2009 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

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

The Certificate of Designation, Subscription Agreement and related transaction documents also provide for various penalties and fees for breaches or failures to comply with provisions of those documents, such as the timely payment of dividends, delivery of stock certificates, and obtaining and maintaining an effective registration statement with respect to the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold in the offering. We may in the future default in our contractual obligations to the holders of our Series A Preferred Stock, and in such event we may be required to pay liquidated damages in cash or additional shares of Preferred Stock.

Our Series B Preferred Stock provides for the payment of penalties.

Immediately following our June 2008 and August 2008 private placement, we issued a total of 52,931.47 shares of Series B 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,293,147. We issued an additional 22,420.96 shares of Series B Preferred Stock through December 31, 2009 to additional investors, and as dividends.  We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series B Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum:

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

The Certificate of Designation, Subscription Agreement and related transaction documents also provide for various penalties and fees for breaches or failures to comply with provisions of those documents, such as the timely payment of dividends, delivery of stock certificates, and obtaining and maintaining an effective registration statement with respect to the shares of Common Stock underlying the Series B Preferred Stock sold in the offering. We may in the future default in our contractual obligations to the holders of our Series B Preferred Stock, and in such event we may be required to pay liquidated damages in cash or additional shares of Preferred Stock.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. In addition, our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which approximately 433,625,000 shares remain available for issuance and may be issued by us without stockholder approval. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

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

Item 1B.	Unresolved Staff Comments.

There is no reporting requirement under this item for a smaller reporting company.

Item 2.	Properties.

We currently operate a facility near Princeton, New Jersey with approximately 7,375 sq. ft, housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in February 2011. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

Item 3.	Legal Proceedings.

Except for proceedings noted below, the Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, to avoid any potential confusion with Alkermes’ similarly named product, the Company has ceased using the “MedaSorb” name in its wholly-owned subsidiary, through which the Company conducts all of its operational activities, and renamed our operating subsidiary CytoSorbents, Inc. as of November 2008. The Company has also filed to change the name of the parent company from MedaSorb Technologies Corporation to CytoSorbents Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company is seeking to change its corporate name from MedaSorb Technologies Corporation to CytoSorbents Corporation.  On February 17, 2009, the Company received written consents in lieu of a meeting of Stockholders from holders of approximately 160,630,327 shares, which include holders of Series B Preferred Stock who vote on an as-converted basis.  The holders of these shares representing approximately 62.7% of the Company’s then total voting stock equal to approximately 256,000,000 shares.  The Company is in the process of filing the required documents to finalize the name change and will request a new ticker symbol.

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

	Price
	High	Low

2006
Third quarter (from August 9)	$3.95	$1.25
Fourth quarter	$1.73	$0.57
2007
First quarter	$2.85	$1.04
Second quarter	$1.45	$0.40
Third quarter	$0.63	$0.16
Fourth quarter	$0.44	$0.14
2008
First quarter	$0.32	$0.15
Second quarter	$0.23	$0.10
Third quarter	$0.20	$0.07
Fourth quarter	$0.17	$0.03

2009
First quarter	$0.21	$0.08
Second quarter	$0.16	$0.05
Third quarter	$0.20	$0.04
Fourth quarter	$0.44	$0.13

The number of holders of record for our Common Stock as of December 31, 2009 was approximately 330. This number excludes individual stockholders holding stock under nominee security position listings.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2009, after giving effect to the merger and subsequent grants.  The Registrant had no options outstanding prior to the merger, and all of the options below were issued either in connection with the merger to former option holders of MedaSorb or subsequently as new grants to employees, directors, and consultants.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	23,577,704		$0.84		16,422,296	(2)
Total	23,577,704	(3)	$0.84	(3)	16,822,296

(1)	Represents options that may be issued under our 2003 Stock Option Plan.

(2)
Represents the unadjusted number of options that may be issued under our 2006 Long-Term Incentive Plan.  The options available under the pool may be increased to maintain 15% of the fully diluted share count as needed.

(3)
Represents options to purchase (i) 118,667 shares of Common Stock at a price of $41.47 per share, (ii) 232,051 shares of Common Stock at a price of $31.52 per share, (iii) 35,488 shares of Common Stock at a price of $21.57 per share, (iv) 15,944 shares of Common Stock at a price of $19.91 per share, (v) 439,740 shares of Common Stock at a price of $6.64 per share, (vi) 173,000 shares of Common Stock at a price of $1.90 per share, (vii) 306,000 shares of Common Stock at a price of $1.65 per share, (viii) 400,000 shares of Common Stock at a price of $1.26 per share, (ix) 166,756 shares of Common Stock at a price of $1.25 per share, (x) 3,014,000 shares of Common Stock at a price of $0.25, (xi) 137,622 shares of Common Stock at a price of $0.22, (xii) 2,365,000 shares of Common Stock at a price of $0.168, (xiii) 300,000 shares of Common Stock at a price of $0.166, (xiv) 2,753,858 shares of Common Stock at a price of $0.084, (xv) 115,000 shares of Common Stock at a price of $0.08, and (xvi) 13,004,578 shares of Common Stock at a price of $0.035.

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

Development Stage Corporation

The Company’s consolidated financial statements have been prepared in accordance with the provisions of accounting and reporting by development stage enterprises.

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

Determination of Fair Value for Stock Dividend and Stock Based Compensation

The Company has estimated the fair value of any shares issued as stock dividends or stock based compensation based upon the last completed financing transaction involving the underlying common shares, which occurred in June 2008.

Effects of Recent Accounting Pronouncements

In December 2007, the FASB issued an amendment to an existing accounting standard, which provides guidance related to business combinations. The amendment retains its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of this amendment did not have a significant impact on the Company's statements of operations or financial position.

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

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. The Company adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through April 9, 2010.

In June 2009, the FASB issued a new accounting standard, which provides guidance related to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of a previously issued standard. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s statements of operations or financial position.

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

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe as the introductory market for our CytoSorb™ product. In July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee. We received approval of the final study design in October of 2007.

We are currently approved by the German Ethics Committee to conduct a clinical study of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  The primary endpoint of our clinical trial is cytokine reduction and is the basis of a planned CE Mark application to approve our device for clinical use in Europe.

After reviewing the initial cytokine data from the first 22 patients enrolled in our original protocol, our medical advisors recommended revisions to our protocol to minimize non-device related artifacts that may potentially arise if the samples are not processed or handled appropriately.  The revisions to the protocol also include a provision for testing of our targeted endpoints in plasma instead of serum, changes in cytokine processing and analysis, additional options for anti-coagulation that the clinical sites may use, and an increase in the number of patients we may enroll into the study from 80 to 100.

These changes are intended to optimize the accuracy of our cytokine data for CE Mark submission.  The proposed protocol changes and rationale for change were submitted to the German Ethics Committee and approved.  Given these changes, cytokine data will not be statistically comparable between these first 22 patients and those enrolled subsequently in the study.   While the company will continue to review all patient data in the aggregate, including secondary and exploratory endpoints, the primary use of the data from the first 22 patients will be used to support the planned CE Mark application from a safety perspective.   Cytokine data from all patients enrolled subsequent to these first 22 patients, as well as safety data on all patients enrolled in the study, will be used for submission to the CE Mark authority.

While we are currently observing an improvement in our enrollment rate, to date patient enrollment has been slower than originally anticipated.   The Company has taken a number of steps to improve recruitment, the most significant of which is the increase in the number of our clinical trial sites.  With more sites actively seeking to enroll patients, we expect the patient enrollment rate to continue to increase going forward.

By December 31, 2009 we had initiated and opened for enrollment a total of fourteen (14) hospital units to participate in our clinical study.  To date the Company has enrolled sixty (60) patients in the clinical study.   We may enroll up to an additional forty (40) patients.  In conducting the German Clinical study we have utilized our CytoSorb™ device in approximately 175 treatments to date with no Serious Adverse Events attributable to the device.

Depending on the rate of enrollment, we expect to complete the patient enrollment between the second half of 2010 to the first quarter of 2011. Concurrent with the clinical study, we have commenced our preparation for the CE Mark submission process. Assuming availability of adequate and timely funding, a successful outcome of the study, and CE Mark regulatory approval, the Company intends to commercialize its product in Europe.

The clinical protocol for our European clinical study has been designed to allow us to gather information to support future U.S. studies. In the event we receive the CE Mark and are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510(k) or PMA registration. No assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain CE Mark (or FDA) approval to sell CytoSorb™. Even if we ultimately obtain CE Mark approval, because we cannot control the timing of responses from regulators to our submissions, there can be no assurance as to when such approval will be obtained.

Results of Operations

Our research and development costs were $1,961,960 and $1,983,483 for the years ended December 31, 2009 and 2008, respectively. We have experienced substantial operating losses since inception. As of December 31, 2009, we had an accumulated deficit of $78,902,521, which included net losses of $2,736,715 and $3,017,890 for the years ended December 31, 2009 and December 31, 2008 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,719,410 and $2,892,855 for the years ended December 31, 2009 and December 31, 2008 respectively. Legal, financial, and other consulting costs were $307,952 and $351,357 for the years ended December 31, 2009 and 2008, respectively.

Interest (income) expense, net, in the amounts of $8,142 and $22,207 include interest and dividend income in the amounts of $10,484 and $25,162 for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2009, we had cash on hand of $1,595,628 and current liabilities of $970,765.  Our cash at December 31, 2009 includes proceeds of approximately $1.33 million from investors who exercised their warrants for additional shares of Series B Preferred Stock.   In January 2010 we received approximately $299,000 as proceeds from the sale during 2009 of our Net Operating Losses as part of a State sponsored program.  In January 2010 the Company issued a 12-month Promissory Note in the principal amount of $172,500, which bears interest at the rate of 5% per annum, which is further described in Note 11 to the consolidated financial statements.

We believe that we have sufficient cash to fund our operations into the third quarter of 2010, following which we will need additional funding before we can complete our clinical studies and commercialize our products.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of December 31, 2009, to ensure that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2009, management conducted tests of our internal controls over financial reporting in accordance with the standards set forth by the U.S. Securities and Exchange Commission (“SEC”).  In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting.

In management’s opinion, based on the assessment completed as at December 31, 2009, our internal controls over financial reporting are operating effectively.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Phillip Chan, MD	39	President and Chief Executive Officer, Director

Al Kraus	65	Chairman of the Board

Joseph Rubin, Esq.	71	Director

Edward R. Jones, MD, MBA	61	Director

James Gunton	43	Director

Vincent Capponi	52	Chief Operating Officer

David Lamadrid	39	Chief Financial Officer

Robert Bartlett, MD	70	Chief Medical Officer

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

Joseph Rubin, Esq. Mr. Rubin became a director of MedaSorb in 1997. Mr. Rubin is a founder and Senior Partner of, Rubin & Bailin, LLP an international and domestic corporate and commercial law firm in New York City, where he has practiced law since 1986. Mr. Rubin also teaches at the Columbia University School of International and Public Affairs, where he is also Executive Director of the International Technical Assistance Program for Public Affairs (ITAP). Mr. Rubin was Adjunct Professor at the Columbia University Graduate School of Business from 1973 to 1994, and taught at Columbia Law School in 1996. Mr. Rubin received his law degree from Harvard Law School, and his B.A., MIA, and M.Phil degrees in political science and international relations from Columbia University.

Edward R. Jones, MD, MBA. Dr. Jones has been a director of ours since April 2007. Dr. Jones is an attending physician at the Albert Einstein Medical Center and Chestnut Hill Hospital as well as Clinical Professor of Medicine at Temple University Hospital. Dr. Jones has published or contributed to the publishing of 30 chapters, articles, and abstracts on the subject of treating kidney-related illnesses. He is a sixteen-year member of the Renal Physicians Association, the Philadelphia County Medical Society and a past board member of the National Kidney Foundation of the Delaware Valley. Dr. Jones is also the President of the Renal Physicians Association.

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

David Lamadrid.  Mr. Lamadrid has been with MedaSorb since 2000 and has served as its Chief Financial Officer since October 2002. He has over 17 years of business experience in finance and operations. Prior to joining MedaSorb in 2000, Mr. Lamadrid was a financial analyst at Chase Manhattan Bank working in the Middle Market Banking Group. Mr. Lamadrid received his MBA from New York University, a BS in Finance from St. John’s University, and an AAS in Accounting from S.U.N.Y. Rockland.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2009, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)		Total ($)
Phillip Chan
Chief Executive Officer	2009	216,351		-0-	12,971	(2)	229,322

Vincent Capponi,
Chief Operating Officer	2009	205,303		200	510	(3)	206,013
	2008	195,527		150	155,795	(4)	351,472
	2007	195,527		-0-	-0-		195,527

David Lamadrid,
Chief Financial Officer	2009	189,992	(9)	200	510	(5)	190,702
	2008	157,630		150	196,555	(6)	354,335
	2007	145,801		-0-	137,781	(7)	283,582

Dr. Robert Bartlett
Chief Medical Officer	2009	50,000		-0-	73	(8)	50,073

(1)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to recognition requirements of accounting standards for accounting for stock-based compensation  for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2009.

(2)
Reflects options to purchase 2,503,858 shares of Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2019. This option vested and became exercisable as to 1,251,929 shares on the date of grant, and vested and became exercisable as to 1,251,929 shares on January 8, 2010.

(3)
Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $0.168 per share, which were granted on January 28, 2009 and expire on January 28, 2019. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 28, 2010, vests and becomes exercisable as to 100,000 shares on January 28, 2011, and vests and becomes exercisable as to 100,000 shares on January 28, 2012.

(4)
Reflects options to purchase 1,100,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 366,666 shares on the date of grant, vested and became exercisable as to 366,667 shares on January 16, 2009; and vested and became exercisable as to 366,667 shares on January 16, 2010.  Reflects options to purchase 2,250,000 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 562,500 shares on the date of grant, vested and became exercisable as to 562,500 shares on June 25, 2009, vests and becomes exercisable as to 562,500 shares on June 25, 2010, and vests and becomes exercisable as to 562,500 shares on June 25, 2011.

(5)
Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $0.168 per share, which were granted on January 28, 2009 and expire on January 28, 2019. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 28, 2010, vests and becomes exercisable as to 100,000 shares on January 28, 2011, and vests and becomes exercisable as to 100,000 shares on January 28, 2012.

(6)
Reflects options to purchase 1,400,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 466,667 shares on the date of grant, vested and became exercisable as to 466,667 shares on January 16, 2009; and vested and became exercisable as to 466,666 shares on January 16, 2010.  Reflects options to purchase 2,750,000 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 687,500 shares on the date of grant, vested and became exercisable as to 687,500 shares on June 25, 2009, vests and becomes exercisable as to 687,500 shares on June 25, 2010, and vests and becomes exercisable as to 687,500 shares on June 25, 2011.

(7)
Reflects options to purchase 150,000 shares of Common Stock at an exercise price of $1.90 per share, which were granted on January 16, 2007 and expire on January 16, 2017. This option vested and became exercisable as to 50,000 shares on the date of grant, vested and became exercisable as to 50,000 shares on January 16, 2008; and vested and became exercisable as to 50,000 shares on January 16, 2009.

(8)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2014. This option vested and became exercisable as to 12,500 shares on January 8, 2010, vests and becomes exercisable as to 12,500 shares on January 8, 2011; vests and becomes exercisable as to 12,500 shares on January 8, 2012, and vests and becomes exercisable as to 12,500 shares on January 8, 2013.

(9)	Amount includes payments in the approximate amount of $14,992 for certain other expenses pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2009, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Phillip Chan	15,000		0.08	(1)	12/31/18
	1,251,929	1,251,929	0.084	(2)	1/8/19

Vincent Capponi	50,000		1.65	(1)	12/31/16
	733,333	366,667	0.25	(3)	01/16/18
	1,125,000	1,125,000	0.035	(4)	06/25/18
	100,000	300,000	0.168	(5)	01/28/19

David Lamadrid	150,000		1.90	(1)	01/16/17
	933,333	466,667	0.25	(6)	01/16/18
	1,375,000	1,375,000	0.035	(7)	06/25/18
	100,000	300,000	0.168	(8)	01/28/19

Robert Bartlett		50,000	0.084	(9)	01/08/14

(1)	Fully vested

(2)	Vests and becomes exercisable as to (i) 1,251,929 shares on January 8, 2009; and (ii) 1,251,929 shares on January 8, 2010.

(3)	Vests and becomes exercisable as to (i) 366,666 shares on January 16, 2008; (ii) 366,667 shares on January 16, 2009; and (iii) 366,667 shares on January 16, 2010.

(4)	Vests and becomes exercisable as to (i) 562,500 shares on June 25, 2008; (ii) 562,500 shares on June 25, 2009; (iii) 562,500 shares on June 25, 2010; and (iv) 562,500 shares on June 25, 2011.

(5)
Vests and becomes exercisable as to (i) 100,000 shares on January 28, 2009; (ii) 100,000 shares on January 28, 2010; (iii) 100,000 shares on January 28, 2011; and (iv) 100,000 shares on January 28, 2012.

(6)	Vests and becomes exercisable as to (i) 466,666 shares on January 16, 2008; (ii) 466,667 shares on January 16, 2009; and (iii) 466,667 shares on January 16, 2010.

(7)	Vests and becomes exercisable as to (i) 687,500 shares on June 25, 2008; (ii) 687,500 shares on June 25, 2009; (iii) 687,500 shares on June 25, 2010; and (iv) 687,500 shares on June 25, 2011.

(8)
Vests and becomes exercisable as to (i) 100,000 shares on January 28, 2009; (ii) 100,000 shares on January 28, 2010; (iii) 100,000 shares on January 28, 2011; and (iv) 100,000 shares on January 28, 2012.

(9)	Vests and becomes exercisable as to (i) 12,500 shares on January 8, 2010; (ii) 12,500 shares on January 8, 2011; (iii)12,500 shares on January 8, 2012 and (iv) 12,500 shares on January 8, 2013.

Director Compensation

The following table shows for the fiscal year ended December 31, 2009 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2009

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Joseph Rubin		8,000	230	(2)(3)	8,230

Edward R. Jones		8,000	230	(2)(4)	8,230

James Gunton		—	—	(5)	—

Al Kraus		20,000	1,840	(6)	21,840

Phillip Chan	(7)	—	—		—

(1)
The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2009.

(2)	Fully vested

(3)
At December 31, 2009, in connection with his service as a director we had issued Mr. Rubin the following: options to purchase 21,098 shares of our Common Stock at an exercise price of $31.52 per share, which were granted on June 30, 2006 and expire on December 13, 2010; options to purchase 5,274 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on January 26, 2012; options to purchase 3,014 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on December 11, 2012; options to purchase 753 shares of our Common Stock at an exercise price of $21.57 per share, which were granted on June 30, 2006 and expire on December 28, 2013; options to purchase 1,507 shares of our Common Stock at an exercise price of $6.64 per share, which were granted on June 30, 2006 and expire on December 29, 2014; options to purchase 10,000 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on June 30, 2006 and expire on January 30, 2016; options to purchase 15,069 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on June 30, 2006 and expire on June 12, 2016; options to purchase 5,000 shares of our Common Stock at an exercise price of $1.25 per share, which were granted on August 1, 2006 and expire on August 1, 2016; options to purchase 10,000 shares of our Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017; options to purchase 45,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018; options to purchase 30,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018; and options to purchase 100,000 shares of our Common Stock at an exercise price of $0.166 per share, which were granted on December 31, 2009 and expire on December 31, 2019.

(4)
At December 31, 2009, in connection with his service as a director we had issued Dr. Jones the following: options to purchase 7,500 shares of our Common Stock at an exercise price of $0.22 per share, which were granted on December 31, 2007 and expire on December 31, 2017; options to purchase 45,000 shares of our Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018; and options to purchase 30,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018; and options to purchase 100,000 shares of our Common Stock at an exercise price of $0.166 per share, which were granted on December 31, 2009 and expire on December 31, 2019.

(5)
As of December 31, 2009, in connection with his service as a director we had issued Mr. Gunton the following: options to purchase 15,000 shares of our Common Stock at an exercise price of $0.08 per share, which were granted on December 31, 2008 and expire on December 31, 2018.  In connection with Mr. Gunton’s service as a director in 2009, the NJTC Venture Fund was entitled to receive options to purchase 108,000 shares of our Common Stock.  These options were issued on January 1, 2010 with an exercise price of $0.166 per share and expire on January 1, 2020.

(6)
At December 31, 2009, in connection with his service as a director we had issued Mr. Kraus the following: options to purchase 200,000 shares of our Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2019; and options to purchase 100,000 shares of our Common Stock at an exercise price of $0.166 per share, which were granted on December 31, 2009 and expire on December 31, 2019.

(7)
Effective July 24, 2008, Dr. Chan was appointed to the Company’s Board of Directors and Compensation Committee.  Effective January 1, 2009, Dr. Chan entered into an employment agreement becoming interim Chief Executive Officer of the Company.  In January 2009, Dr. Chan resigned his position as a member on the Compensation Committee.  During 2009 Dr. Chan was an employee Director and was not eligible to receive compensation for Director services.

In 2007, we approved arrangements under which each non-employee director receives a fee of $2,000 for each quarterly Board meeting attended in person and a fee of $1,000 for each quarterly Board meeting participated in by telephone. In addition, our Board approved a policy under which each non-employee director will be eligible to be issued options to purchase up to 10,000 shares of our Common Stock on December 31, 2007 based on attendance at quarterly Board meetings held during 2008. Such options will be exercisable in accordance with the Company’s option pricing policy on the date of grant. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

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

In connection with his appointment as Chairman of the Board in January 2009, we agreed to compensate Mr. Kraus at the rate of $20,000 per annum, and on January 8, 2009 we issued Mr. Kraus a ten year option to purchase 200,000 shares of our Common Stock at a price of $0.084 per share.  In December 2009 we issued Mr. Kraus an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.166 per share.  Additionally for services performed as Chief Executive Office of the company through December 31, 2008, the Board approved a 10 year option to purchase 450,000 shares of our Common Stock at a price of $0.168 per share on January 28, 2009.

In 2010, the Board approved the issuance to each non-employee director, with the exception of the Chairman, options to purchase up to 100,000 shares of Common Stock to be issued on December 31, 2010 based on attendance at quarterly Board meetings held during 2010.  For the Chairman, the Board approved the issuance of options to purchase up to 125,000 shares of Common Stock to be issued on December 31, 2010 based on attendance at quarterly Board meeting held during 2010.

Employment Agreements with Named Executive Officers

Phillip Chan

Effective April 9, 2010, we renewed the employment agreement by and between Dr. Phillip Chan and the Company as full-time Chief Executive Officer retroactive to January 1, 2010.  Per the terms of the agreement, we agree to pay Phillip Chan an initial annual base compensation of $216,351 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

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

Effective January 7, 2009, we entered into a new agreement with Al Kraus, pursuant to which he became Chairman of the Board of Directors for a two year term terminating on January 7, 2011. Pursuant to this agreement, we agree to pay Al Kraus compensation at a rate of $20,000 per year, payable in equal payments at the end of each fiscal quarter.  He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Vincent Capponi

We entered into an employment agreement with Vincent Capponi on June 18, 2008, which expired on December 31, 2008. Pursuant to this employment agreement, we agree to pay Vincent Capponi an initial annual base compensation of $195,767 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to annual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Effective April 9, 2010, we renewed the employment agreement by and between Vincent Capponi and the Company as Chief Operating Officer retroactive to January 1, 2010. Per the terms of the agreement, we agree to pay Vincent Capponi an initial annual base compensation of $205,303 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

David Lamadrid

We entered into an employment agreement with David Lamadrid on June 18, 2008, which expired on December 31, 2008. Pursuant to this employment agreement, we agree to pay David Lamadrid an initial annual base compensation of $145,801 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to annual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Effective April 9, 2010, we renewed the employment agreement by and between David Lamadrid and the Company as Chief Financial Officer retroactive to January 1, 2010.  Per the terms of the agreement,, we agree to pay David Lamadrid an initial annual base compensation of $175,000 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Robert Bartlett

Effective January 1, 2009, we entered into a new consulting agreement with Dr. Robert Bartlett, pursuant to which his consulting will terminate on December 31, 2009. Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $50,000 payable in equal monthly installments of $4,166.67 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

 Effective April 9, 2010, we renewed the consulting agreement with Dr. Bartlett retroactive to January 1, 2010.  Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $50,000 payable in equal monthly installments of $4,166.67 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of April 5, 2010, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

Guillermina Montiel(2)	5,052,456	6.1%

Directors and Executive Officers

Al Kraus(3)	9,932,001	10.9%

Phillip Chan (4)	3,222,422	3.8%

David Lamadrid (5)	3,208,734	3.7%

Vince Capponi (6)	2,993,086	3.5%

Joseph Rubin (7)	1,016,688	1.2%

Robert Bartlett (8)	47,500	*

James Gunton (9)	15,000	*

Edward R. Jones (10)	182,500	*

All directors and executive officers as a group (eight persons)(11)	20,626,003	20.4%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 18, 2010 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 82,574,856 shares of Common Stock outstanding as of April 5, 2010.

2	Includes 58,472 shares of Common Stock issuable upon exercise of stock options.

3	Includes 8,538,370 shares of Common Stock issuable upon exercise of stock options.

4	Includes 603,564 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 2,618,858 shares of Common Stock issuable upon exercise of stock options.

5	Includes 3,205,000 shares of Common Stock issuable upon exercise of stock options.

6	Includes 2,575,000 shares of Common Stock issuable upon exercise of stock options.

7
Includes 2,758 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 418,066 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 521,672 shares of Common Stock issuable upon exercise of warrants and stock options. Does not include shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

8	Includes 47,500 shares of Common Stock issuable upon exercise of stock options.

9	These shares are issuable upon exercise of stock options.

10	These shares are issuable upon exercise of stock options.

11
Includes an aggregate of 2,758 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 1,021,630 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 17,703,900 shares of Common Stock issuable upon exercise of warrants and stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2009, we owed Mr. Rubin’s firm approximately $7,000 in respect of legal services provided by his firm to us.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, Al Kraus, formerly an employee, and Phillip Chan, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, A Professional Corporation, for the audit of our annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by WithumSmith+Brown during those years.

	2009	2008

Audit fees (1)	$116,930	$105,010
Audit related fees	—	—
Tax fees	5,460	10,700
All other fees	$—	$—

Total fees	$122,390	$115,710

(1)
Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statement on Form SB-2, S-1 and S-8, and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2009 our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, MedaSorb Technologies Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of April 2010.

MEDASORB TECHNOLOGIES CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	April 9, 2010
Phillip Chan	Executive Officer) and Director

/s/ David Lamadrid	Chief Financial Officer (Principal	April 9, 2010
David Lamadrid	Accounting and Financial Officer)

/s/ Al Kraus	Chairman of the Board	April 9, 2010
Al Kraus

/s/ Joseph Rubin	Director	April 9, 2010
Joseph Rubin, Esq.

/s/ Edward R. Jones	Director	April 9, 2010
Edward R. Jones

/s/ James Gunton	Director	April 9, 2010
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,
MedaSorb Technologies Corporation:

We have audited the accompanying consolidated balance sheets of MedaSorb Technologies Corporation (a development stage company), as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of MedaSorb Technologies Corporation for the period from January 22, 1997 (date of inception) to December 31, 2000.  Such statements are included in the cumulative inception to December 31, 2009 totals on the consolidated statements of operations and cash flows and reflect a net loss of 27.7% of the related cumulative total.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from January 22, 1997 (date of inception) to December 31, 2000 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedaSorb Technologies Corporation as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey
April 9, 2010

********** This report is a copy of a previously issued report and has not been reissued by Arthur
Andersen pursuant to rule 2-02(e) of Regulation SX **********

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

Arthur Andersen, LLP

New York, New York
December 27, 2001

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$1,595,628	$2,749,208
Short-term investments	—	199,607
Prepaid expenses and other current assets	369,091	117,003

Total current assets	1,964,719	3,065,818

Property and equipment - net	18,853	52,057

Other assets	254,908	269,310

Total long-term assets	273,761	321,367

Total Assets	$2,238,480	$3,387,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$852,167	$885,465
Accrued expenses and other current liabilities	118,598	92,239

Total current liabilities	970,765	977,704

Notes Payable:
Notes payable	—	50,000

Total Long Term Liabilities	—	50,000

Total liabilities	970,765	1,027,704

Stockholders Equity/(Deficiency):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at December 31, 2009 and 2008, respectively; 68,723.88 and 55,558.64 issued and outstanding , respectively	69	55
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at December 31, 2009 and 2008, 6,255,813 and 8,793,060 shares issued and outstanding, respectively	6,256	8,793
Common Stock, Par Value $0.001, 500,000,000 shares authorized at December 31, 2009 and 2008, 66,374,856 and 25,263,517 shares issued and outstanding, respectively	66,375	25,264
Additional paid-in capital	80,097,536	77,786,850
Deficit accumulated during the development stage	(78,902,521)	(75,461,481)
Total stockholders’ equity/(deficiency)	1,267,715	2,359,481
Total Liabilities and Stockholders' Equity (Deficiency)	$2,238,480	$3,387,185

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Revenue	$—	$—	$—

Expenses:

Research and development	46,253,723	1,961,960	1,983,483
Legal, financial and other consulting	7,307,977	307,952	351,357
General and administrative	23,066,897	757,450	909,372
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	70,573,114	3,027,362	3,244,212

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest (income) expense, net	5,607,395	8,142	22,207
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—

Total other (income) expense, net	5,730,610	8,142	22,207

Loss before benefit from income taxes	76,303,724	3,035,504	3,266,419

Benefit from income taxes	(547,318)	(298,789)	(248,529)

Net loss	(75,756,406)	(2,736,715)	(3,017,890)

Preferred stock dividend	3,146,115	704,325	905,382

Net loss available to common shareholders	$(78,902,521)	$(3,441,040)	$(3,923,272)

Basic and diluted net loss per common share		$(0.08)	$(0.16)

Weighted average number of common stock outstanding		41,593,607	25,121,377

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2009

	Members Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Cap ital	Stage	Equity (Deficit)

Balance at January 22, 1997 (date of inception)	$—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—

Equity contributions	1,143,487	—	—	—					—	—	1,143,487

Subscriptions receivable	440,000	—	—	—					—	—	440,000

Technology contribution	4,550,000	—	—	—					—	—	4,550,000

Net loss	—	—	—	—					—	(5,256,012)	(5,256,012)

Balance at December 31, 1997	6,133,487	—	—	—					—	(5,256,012)	877,475

Equity contributions	2,518,236	—	—	—					—	—	2,518,236

Options issued to consultants	1,671	—	—	—					—	—	1,671

Subscriptions receivable	50,000	—	—	—					—	—	50,000

Net loss	—	—	—	—					—	(1,867,348)	(1,867,348)

Balance at December 31, 1998	8,703,394	—	—	—					—	(7,123,360)	1,580,034

Equity contributions	1,382,872	—	—	—					—	—	1,382,872

Equity issued to consultants	88,363	—	—	—					—	—	88,363

Recognition of deferred compensation	47,001	(47,001)	—	—					—	—	—

Amortization of deferred compensation	—	15,667	—	—					—	—	15,667

Subscriptions receivable	100,000	—	—	—					—	—	100,000

Net loss	—	—	—	—	—	(3,066,388)	(3,066,388)

Balance at December 31, 1999	10,321,630	(31,334)	—	—	—	(10,189,748)	100,548

Equity contributions	14,407,916	—	—	—	—	—	14,407,916

Equity issued to consultants	1,070,740	—	—	—	—	—	1,070,740

Warrants issued to consultants	468,526	—	—	—	—	—	468,526

Recognition of deferred compensation	27,937	(27,937)	—	—	—	—	—

Amortization of deferred compensation	—	46,772	—	—	—	—	46,772

Net loss	—	—	—	—	—	(10,753,871)	(10,753,871)

Balance at December 31, 2000	26,296,749	(12,499)	—	—	—	(20,943,619)	5,340,631

Equity contributions	13,411,506	—	—	—	—	—	13,411,506

Equity issued to consultants	161,073	—	—	—	—	—	161,073

Stock options issued to employee	2,847	—	—	—	—	—	2,847

Fees incurred in raising capital	(1,206,730)	—	—	—	—	—	(1,206,730)

Amortization of deferred compensation	—	12,499	—	—	—	—	12,499

Net loss	—	—	—	—	—	(15,392,618)	(15,392,618)

Balance at December 31, 2001	38,665,445	—	—	—	—	(36,336,237)	2,329,208

Equity contributions	6,739,189	—	—	—	—	—	6,739,189

Equity issued to consultants	156,073	—	—	—	—	—	156,073

Options issued to consultant	176,250	—	—	—	—	—	176,250

Options issued to employee	2,847	—	—	—	—	—	2,847

Fees incurred in raising capital	(556,047)	—	—	—	—	—	(556,047)

Forgiveness of loan receivable in exchange for equity	(1,350,828)	—	—	—	—	—	(1,350,828)

Net loss	—	—	—	—	—	(11,871,668)	(11,871,668)

Balance at December 31, 2002	43,832,929	—	—	—	—	(48,207,905)	(4,374,976)

Equity contributions	4,067,250	—	—	—	—	—	4,067,250

Equity issued to consultants	16,624	—	—	—	—	—	16,624

Change in fair value of management units	2,952,474	—	—	—	—	—	2,952,474

Options issued to consultant	65,681	—	—	—	—	—	65,681

Fees incurred in raising capital	(343,737)	—	—	—	—	—	(343,737)

Forgiveness of loan receivable in exchange for equity	(281,340)	—	—	—	—	—	(281,340)

Net loss	—	—	—	—	—	(6,009,283)	(6,009,283)

Balance at December 31, 2003	50,309,881	—	—	—	—	(54,217,188)	(3,907,307)

Equity contributions	512,555	—	—	—	—	—	512,555

Change in fair value of management units	(2,396,291)	—	—	—	—	—	(2,396,291)

Fees incurred in raising capital	(80,218)	—	—	—			—	—	(80,218)

Net Loss	—	—	—	—			—	(1,096,683)	(1,096,683)

Balance at December 31, 2004	48,345,927	—	—	—			—	(55,313,871)	(6,967,944)

Equity contributions	92,287	—	—	—			—	—	92,287

Settlement of accounts payable in exchange for equity	836,319	—	—	—			—	—	836,319

Conversion of convertible notes payable and accrued interest for equity	51,565	—	—	—			—	—	51,565

Change in fair value of management units	(14,551)	—	—	—			—	—	(14,551)

Fees incurred in raising capital	(92,287)	—	—	—			—	—	(92,287)

Reorganization from LLC to "C" Corporation	(49,219,260)	—	4,829,120	4,829			49,214,431	—	—

Net loss	—	—	—	—			—	(3,665,596)	(3,665,596)

Balance at December 31, 2005	—	—	4,829,120	4,829			49,214,431	(58,979,467)	(9,760,207)

Issuance of common stock for stock subscribed	—	—	240,929	241	—	—	799,644	—	799,885

Issuance of common stock to investor group for price protection	—	—	100,000	100	—	—	(100)	—	—

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	143,352	—	143,352

Issuance of 10% Series A Preferred Stock for cash	—	—	—	—	5,300,000	5,300	5,530,143	(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock	—	—	—	—	—	—	(620,563)	—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger	—	—	3,750,000	3,750	—	—	(3,750)	—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock	—	—	5,170,880	5,171	—	—	11,376,939	—	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction	—	—	10,000,000	10,000	—	—	990,000	—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered	—	—	778,274	779	—	—	587,035	—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock	—	—	(240,929)	(241)	799,885	800	30,194	(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock	—	—	—	—	303,700	303	303,397	(303,700)	—

Issuance of preferred stock for redemption of convertible note	—	—	—	—	1,000,000	1,000	1,204,640	(205,640)	1,000,000

Issuance of warrants to consultants for services	—	—	—	—			—	—	9,883	—	9,883

Issuance of warrants in exchange for accounts payable	—	—	—	—			—	—	192,311	—	192,311

Net loss	—	—	—	—			—	—	—	(7,671,580)	(7,671,580)

Balance at December 31, 2006	—	—	24,628,274	24,629			7,403,585	7,403	69,757,556	(67,426,583)	2,363,005

Issuance of stock options to employees, consultants and directors			—	—			—	—	498,955	—	498,955

Issuance of common stock in settlement of accounts payable	—	—	11,501	11			—	—	22,991	—	23,002

Conversion of preferred stock into common stock	—	—	405,157	405			(506,446)	(506)	101	—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event	—	—	—	—			1,122,369	1,122	1,121,246	(760,872)	361,496

Net loss	—	—	—	—			—	—	—	(3,350,754)	(3,350,754)

Balance at December 31, 2007	—	—	25,044,932	25,045			8,019,508	8,019	71,400,849	(71,538,209)	(104,296)

Stock based compensation - employees, consultants and directors	—	—	—	—			—	—	363,563	—	363,563

Issuance of Series A Preferred Stock as dividends	—	—	—	—			830,384	831	277,087	(277,918)	—

Issuance of Series B Preferred Stock for cash and conversion of $175,000 of convertible debt					52,931.47	53			5,657,842	(364,747)	5,293,148

Cost of raising capital associated with issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	(215,398)	—	(215,398)

Issuance of Series B Preferred Stock as dividends	—	—	—	—	2,627.17	2	—	—	262,715	(262,717)	—

Issuance of warrants upon conversion of convertible notes payable into Series B Preferred Stock	—	—	—	—	—	—	—	—	40,354		40,354

Conversion of Series A Preferred stock into common	—	—	218,585	219	—	—	(56,832)	(57)	(162)		—

Net loss										(3,017,890)	(3,017,890)

Balance at December 31, 2008	—	—	25,263,517	25,264	55,558.64	55	8,793,060	8,793	77,786,850	(75,461,481)	2,359,481

Stock based compensation - employees, consultants and directors									236,705		236,705

Issuance of Series A Preferred Stock as dividends							789,610	789	110,809	(111,598)	—

Issuance of Series B Preferred Stock as dividends					5,860.22	6			586,017	(586,023)	—

Exercise of warrants					13,357.52	13			1,335,741		1,335,754

Warrant modification as inducement to exercise									14,885		14,885

Conversion of notes payable and accrued interest to Series B Preferred Shares					576.05	1			64,308	(6,704)	57,605

Conversion of Series A and B Preferred stock into common			41,111,339	41,111	(6,628.55)	(6)	(3,326,857)	(3,326)	(37,779)

Net loss	—	—	—	—			—	—	—	(2,736,715)	(2,736,715)

Balance at December 31, 2009	$-	$-	66,374,856	$66,375	68,723.88	$69	6,255,813	$6,256	$80,097,536	$(78,902,521)	$1,267,715

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Cash flows from operating activities:
Net loss	$(75,756,406)	$(2,736,715)	$(3,017,890)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultants for services	30,000	—	—
Depreciation and amortization	2,392,461	51,695	103,701
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	14,885	40,354
Expense for issuance of options	1,490,200	236,705	363,563
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(640,639)	(252,088)	83,679
Other assets	(56,394)	10,239	(12,740)
Accounts payable and accrued expenses	2,797,582	666	70,837
Accrued interest	1,823,103	—	—

Net cash used by operating activities	(56,271,624)	(2,674,613)	(2,365,349)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,226,932)	(6,411)	—
Patent costs	(435,647)	(7,917)	(22,052)
Purchases of short-term investments	(393,607)		(393,607)
Proceeds from sale of short-term investments	393,607	199,607	194,000
Loan receivable	(1,632,168)	—	—

Net cash (used) provided by investing activities	(4,262,256)	185,279	(221,659)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	4,899,603
Equity contributions - net of fees incurred	43,046,952	1,335,754	—
Proceeds from borrowing	8,603,631	—	225,000
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	62,129,508	1,335,754	5,124,603

The Notes to Consolidated Financial Statements are an integral part of these statements.

MEDASORB TECHNOLOGIES CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Net increase (decrease) in cash and cash equivalents	1,595,628	(1,153,580)	2,537,595
Cash and cash equivalents at beginning of period	—	2,749,208	211,613
Cash and cash equivalents at end of period	$1,595,628	$1,595,628	$2,749,208

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash financing activities:
Note payable principal and interest conversion to equity	$10,434,319	$57,605	$175,000
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$0	$147,500
Preferred stock dividends	$3,146,115	$704,325	$905,382

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the years ended December 31, 2009 and 2008, 6,628.55 and -0- Series B Preferred Shares were converted into 18,310,911 and -0- Common Shares, respectively. During the years ended December 31, 2009 and 2008, 3,326,857 and 56,832 Series A Preferred Shares were converted into 22,800,428 and 218,585 Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2009, 6,628.55 Series B Preferred Shares and 3,890,135 Series A Preferred Shares were converted into 18,310,911 and 23,424,170 Common Shares, respectively.

During the years ended December 31, 2009 and 2008, -0- and -0- Series A Preferred Shares and -0- and -0- Series  B Preferred Shares respectively were issued in connection with the non-registration events as settlement of dividends/penalties payable, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2009, 553,629 Series A Preferred Shares and -0- Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2009 of $78,902,521. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 27 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of December 31, 2009, the Company has not commenced commercial operations and, accordingly, is in the development stage. The Company has yet to generate any revenue and has no assurance of future revenue.

Principles of Consolidation

The consolidated financial statements include the accounts of the Parent, MedaSorb Technologies Corporation, and its wholly-owned subsidiary, CytoSorbents, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Corporation

The accompanying consolidated financial statements have been prepared in accordance with the provisions of accounting and reporting by development state enterprises.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company's consolidated statements of operations or financial position. Upon adoption of this accounting standard, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2009. The Company files tax returns in the U.S. federal and state jurisdictions. The Company has no open years prior to December 31, 2006.

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

Net Loss per Common Share

Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. (See Note 10).

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

Effects of Recent Accounting Pronouncements

In December 2007, the FASB issued an amendment to an existing accounting standard, which provides guidance related to business combinations. The amendment retains its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of this amendment did not have a significant impact on the Company's statements of operations or financial position.

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

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. The Company adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through April 9, 2010.

In June 2009, the FASB issued a new accounting standard, which provides guidance related to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of a previously issued standard. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s statements of operations or financial position.

3.	PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

December 31,	2009	2008	Depreciation/ Amortization Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,737,652	1,731,242	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,330,647	2,324,237
Less accumulated depreciation and amortization	2,311,794	2,272,180
Property and Equipment, Net	$18,853	$52,057

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $39,615 and $92,400, respectively. Depreciation expense from inception to December 31, 2009 amounted to $2,338,883.

4.	OTHER ASSETS:

Other assets consist of the following:

December 31,	2009	2008

Intangible assets, net	$198,514	$202,676
Security deposits	56,394	66,634
Total	$254,908	$269,310

Intangible assets consist of the following:

December 31,	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$252,090	$53,576	$244,172	$41,496

The issued patents that are capitalized are being amortized over the patents remaining legal life. Pending patents are not amortized. Amortization expense amounted to $12,080 and $11,301 for the years ended December 31, 2009 and 2008, respectively. Amortization expense from inception to December 31, 2009 amounted to $53,576.

Amortization expense is anticipated to be approximately $13,000 for the next five years ended December 31, 2014.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	December 31,
	2009	2008

Other payable	$195,527	$316,556
Legal, financial and consulting	184,663	367,379
Research and development	590,575	293,769

	$970,765	$977,704

6.	CONVERTIBLE NOTES:

The Company had outstanding Promissory Notes in the aggregate principal amount of $50,000, that were due in September 2009, which bore interest at the rate of 10% per annum.  The holder of the Promissory note had the option to convert, on an all-or-none basis, the entire principal and outstanding interest of their Notes into the Series B Preferred Stock issued in June 2008.  In addition, pursuant to the terms of such Promissory Notes, upon such conversion, each Note holder will receive five-year warrants to purchase the number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the principal amount of the Promissory Notes being converted, by (y) $0.0362, the purchase price per share of Common Stock issuable upon conversion of the Series B Preferred Stock.

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

In accordance with accounting standards for convertible securities with beneficial conversion features, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuance per the Note conversion during June 2008, the Company recorded total proceeds of $178,147. The Company allocated the total proceeds based on the related fair value as follows: $171,500 was allocated to the preferred stock and $6,647 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $6,647.  In connection with the preferred stock issuance per the Note conversion during September 2009, the Company recorded total proceeds of $57,605. The Company allocated the total proceeds based on the related fair value as follows: $54,253 was allocated to the preferred stock and $3,352 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $3,352. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of accounting standards for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own common stock and derivative instruments and hedging activities and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative.

7.	INCOME TAXES:

From inception through December 31, 2005, the Company incurred losses which, as a limited liability company, were passed through to its members. Tax losses amounted to approximately $2,500,000 and $2,600,000 for the years ended December 31, 2009 and December 31, 2008, respectively. The Company’s Federal net operating loss carryforward amounts to approximately $10,690,000 and expires through 2029. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

During the years ended December 31, 2009 and December 31, 2008, the Company sold a portion of its New Jersey Net Operating Loss tax carryforwards to an industrial company under provisions in the New Jersey tax code.  For the 2009 sale, the Company is entitled to proceeds of approximately $299,000.  The Company received approximately $249,000 for the 2008 sale.  The Company has recorded a receivable for the 2009 sale and included the receivable in the consolidated balance sheets at December 31, 2009 under the caption prepaid expenses and other current assets (See Note 11).  The Company’s remaining New Jersey net operating loss carryforward amounts to approximately $3,798,000 and expires through 2016.  There can be no assurance that the Company will be eligible to participate or be successful in future sales of its New Jersey Net Operating Loss tax carryforwards.

For the years ended December 31, 2009 and December 31, 2008, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2009 and December 31, 2008 is as follows:

	2009	2008

Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	2.5	4.6
Operating losses	31.5	29.4
Effective tax rate	—%	—%

8.	COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through February 2011. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

	2010	$136,000
	2011	22,000
Total		$158,000

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2009 and 2008 amounted to approximately $258,000 and $251,000, respectively.

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

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, to avoid any potential confusion with Alkermes’ similarly named product, the Company has ceased using the “MedaSorb” name in its wholly-owned subsidiary, through which the Company conducts all of its operational activities, and renamed our operating subsidiary CytoSorbents, Inc. as of November 2008. The Company has also filed to change the name of the parent company from MedaSorb Technologies Corporation to CytoSorbents Corporation.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through December 31, 2009. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, MedaSorb has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. The Company has not generated any revenue from its products and has not incurred any royalty costs through December 31, 2009. The amount of future revenue subject to the Settlement Agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against MedaSorb prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through December 31, 2009 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

9.	STOCKHOLDERS' EQUITY

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2009. Prior to February 26, 2007 and after May 7, 2007, the dividend rate was 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,495. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

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

During the years ended December 31, 2009 and 2008, the Company issued 789,610 and 830,384 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share.

During the twelve months ended December 31, 2009 the Company recorded non-cash stock dividends totaling $111,599 in connection with the issuance of 789,610 shares of Series A Preferred Stock to its preferred shareholders as of December 31, 2009.

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

In accordance with accounting standards governing debt with conversion and other options, the Company allocates the proceeds associated with the issuance of preferred stock based on the relative fair value of the preferred stock and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the preferred stock to the market value of the underlying common stock subject to conversion. In connection with the preferred stock issuances during the year ended December 31, 2008, the Company received total proceeds of $5,293,147. The Company allocated the total proceeds based on the related fair value as follows: $5,110,773 was allocated to the preferred stock and $182,374 to the warrants. Additionally, the embedded conversion option resulted in a beneficial conversion feature in the amount of $182,374. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a preferred stock dividend and is presented in the consolidated statements of operations. In addition, the Company considers the guidance of accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own common stock, and accounting for derivative instruments and hedging activities and concluded that the conversion feature embedded in the preferred stock only provides for physical settlement and there are no net settlement features. Accordingly, the Company has concluded that the conversion feature is not considered a derivative.

During the years ended December 31, 2009 and 2008, the Company issued 5,860.22 and 2,627.17 shares of Series B Preferred Stock respectively as payment of stock dividends at the stated value of $100.00 per share.

During the twelve months ended December 31, 2009 the Company recorded non-cash stock dividends totaling $586,022 in connection with the issuance of 5,860.22 shares of Series B Preferred Stock to its preferred shareholders as of December 31, 2009.

Determination of Stock Dividend Fair Value

The Company has estimated the fair value of the shares issued as stock dividends based upon the last completed financing transaction involving the underlying common shares, which occurred in June 2008.

Stock Option Plans

As of December 31, 2009, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 40,000,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2009 there were outstanding options to purchase 22,687,225 shares of common stock reserved under the plan. Additionally, as of December 31, 2009 there were options to purchase 890,479 shares of Common Stock that were issued outside of the 2006 Plan. The Company may increase the shares in the 2006 Plan as needed to maintain the pool with 15% of the shares outstanding on a fully diluted basis.

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

The Plan provides that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code.  Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options, which are not ISOs, i.e. “Non-Qualified Options.”  Because the Company has not yet obtained shareholder approval of the 2006 Plan, all options granted thereunder to date are “Non-Qualified Options” and until such shareholder approval is obtained, all future options issued under the 2006 Plan will also be “Non-Qualified Options.”

Stock-based Compensation

Share-based employee, director, and consultant compensation in the amounts of approximately $109,000 and $109,000 for the years ended December 31, 2009 and 2008 and approximately $128,000 and $254,000 for the years ended December 31, 2009 and 2008, are included in the net loss of $2,736,715 and $3,017,890, respectively under the captions research and development and general and administrative.

The summary of the stock option activity for the year ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2008	2,098,502	9.41	7.7
Granted	16,133,578	0.075	9.4
Cancelled	(73,234)	26.42	0.0
Exercised	—	—	—
Outstanding, December 31, 2008	18,158,846	1.05	9.1
Granted	5,418,858	0.125	9.0
Cancelled	—	—	—
Exercised	0	—	—
Outstanding, December 31, 2009	23,577,704	$0.84	8.3

The weighted-average grant date fair value for options granted during the years ended December 31, 2009 and 2008 amounted to approximately $0.003 and $0.03 per share, respectively.

At December 31, 2009, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to $15,605. As of December 31, 2009, the Company had options currently exerciseable into an aggregate total of 16,776,651 shares of common stock.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2009	6,280,604	$0.05
Granted	5,418,858	$0.003
Cancelled	—	$—
Vested	(4,898,409)	$0.039
Exercised	—	—
Non-vested, December 31, 2009	6,801,053	$0.024

As of December 31, 2009, approximately $87,772 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.64 years.

As of December 31, 2009, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,569	$6.64	March 31, 2010
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$1.25	October 24, 2016
3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
12,483,665	$0.107	October 5, 2010
20,832,338

As of December 31, 2009, the Company has the following warrant to purchase Series A Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional 5 year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

Equity Instruments Issued for Services Rendered

During the years ended December 31, 2009 and 2008 the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.035 to $0.25 per share) and expected life of the stock option or warrant (5-10 years), the current price of the underlying stock and its expected volatility (approximately 23-27 percent based on the historical volatility of the Company’s industry sector), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 2.25 to 4.04 percent) for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

10.	NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2009 and 2008 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 44,410,042 and 26,109,694 incremental shares, respectively, as well as shares issuable upon conversion of Series A & B Convertible Preferred Stock and Preferred Stock Warrants representing approximately 214,993,901 incremental shares have been excluded from the computation of diluted EPS as they are anti-dilutive.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date of April 9, 2010, which is the date the financial statements were issued.

In January 2010, the Company issued options to purchase 2,530,000 shares of Common Stock to employees and a consultant exercisable at $0.173 per share and options to purchase 108,000 shares of Common Stock to a consultant exercisable at $0.166 per share.

During 2010 a total of 500,000 shares of Series A Preferred Stock were converted into 5,000,000 shares of Common Stock, and a total of 4,054.4 shares of Series B Preferred Stock were converted into 11,200,000 shares of Common Stock.

In January 2010 we received approximately $299,000 as proceeds from the sale during 2009 of our Net Operating Losses as part of a State sponsored program.

In January 2010 the Company issued a 12-month Promissory Note in the principal amount of $172,500, which bears interest at the rate of 5% per annum. Should the Company complete any financing, debt or equity, which includes any equity component or the right to convert into equity, the entire principal and outstanding interest of the Note shall automatically be converted into the creditor’s choice of either 1) the securities issued in such financing under the same terms, conditions, and pricing (the “Conversion Price”) or 2) applied toward the exercise of the creditor’s existing warrant for Series A Preferred Stock. In addition pursuant to the terms of the Promissory Note, upon conversion, the note holder will receive a five year warrant to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the principal plus accrued interest of the Note being converted, by (y) the Conversion Price, with the resulting number of shares having an exercise price equal to the Conversion Price. If in the event there is not a new financing prior to the maturity of the Note or the creditor elects to convert the outstanding principal and interest toward the exercise of creditor’s existing Series A warrant, then upon conversion, the note holder will receive a five year warrant to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the principal plus accrued interest of the Note being converted, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of common stock.

In March 2010, the Company filed to change its corporate name from MedaSorb Technologies Corporation to CytoSorbents Corporation.