Form 10-Q
period 2010-03-31
Cytosorbents Corp
filed 2010-05-14
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51038

CYTOSORBENTS CORPORATION
(f/k/a MedaSorb Technologies Corporation)

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0373793
(State or Other Jurisdiction of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852
(Address of Principal Executive Offices)

 (732) 329-8885
(Registrant’s Telephone Number, Including Area Code)

MEDASORB TECHNOLOGIES CORPORATION
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

As of May 12, 2010 there were 97,414,829 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CYTOSORBENTS CORPORATION
(f/k/a MedaSorb Technologies Corporation)
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,346,301	$1,595,628
Prepaid expenses and other current assets	72,489	369,091

Total current assets	1,418,790	1,964,719

Property and equipment - net	17,758	18,853

Other assets	251,583	254,908

Total long-term assets	269,341	273,761

Total Assets	$1,688,131	$2,238,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$888,071	$852,167
Accrued expenses and other current liabilities	260,200	118,598
Notes payable	172,500	—

Total current liabilities	1,320,771	970,765

Total liabilities	1,320,771	970,765

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at March 31, 2010 and December 31, 2009, respectively; 67,446.24 and 68,723.88 shares issued and outstanding, respectively	67	69
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at March 31, 2010 and December 31, 2009, respectively; 5,903,306 and 6,255,813 shares issued and outstanding, respectively	5,903	6,256
Common Stock, Par Value $0.001, 500,000,000 shares authorized at March 31, 2010 and December 31, 2009, 79,574,856 and 66,374,856 shares issued and outstanding, respectively	79,575	66,375
Additional paid-in capital	80,934,751	80,097,536
Deficit accumulated during the development stage	(80,652,936)	(78,902,521)
Total stockholders' equity (deficit)	367,360	1,267,715

Total Liabilities and Stockholders' Equity (Deficit)	$1,688,131	$2,238,480

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
(f/k/a MedaSorb Technologies Corporation)
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Three months ended March 31,
	March 31, 2010	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Expenses:

Research and development	46,934,938	681,215	488,555
Legal, financial and other consulting	7,380,909	72,932	48,733
General and administrative	23,280,527	213,630	228,334
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	71,540,891	967,777	765,622

Other (income)/expense:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense (income), net	5,608,669	1,274	(5,471)
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—
Total other (income)/expense, net	5,731,884	1,274	(5,471)

Loss before benefit from income taxes	(77,272,775)	(969,051)	(760,151)

Benefit from income taxes	(547,318)	—	—
	______________	___________	_________
Net loss	(76,725,457)	(969,051)	(760,151)
Preferred stock dividend	3,927,479	781,364	170,574
Net loss available to common shareholders	$(80,652,936)	$(1,750,415)	$(930,725)

Basic and diluted net loss per common share		$(0.02)	$(0. 03)
Weighted average number of shares of
common stock outstanding		72,883,745	29,072,876

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
(f/k/a MedaSorb Technologies Corporation)
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Period from
December 31, 2008 to
March 31, 2010
(Unaudited)

	Members		Common Stock		Preferred Stock B		Preferred Stock A		Additional	Deficit Accumulated During the	Total
	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)
Balance at December 31, 2009	$—	$—	66,374,856	$66,375	68,723.88	$69	6,255,813	$6,256	$80,097,536	$(78,902,521)	$1,267,715

Stock based compensation – employees, consultants and directors		—	—	—					68,696	—	68,696

Issuance of Series A Preferred Stock as dividends		—	—	—			147,493	147	61,943	(62,090)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	1,690.76	1			719,273	(719,274)	—

Conversion of Series A and Series B into Common			13,200,000	13,200	(2,968.40)	(3)	(500,000)	(500)	(12,697)	—	—

Net loss	—	—	—	—					—	(969,051)	(969,051)

Balance at March 31, 2010	—	—	79,574,856	$79,575	67,446.24	$67	5,903,306	$5,903	$80,934,751	$(80,652,936)	$367,360

CYTOSORBENTS CORPORATION
(f/k/a MedaSorb Technologies Corporation)
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January 22,1997	Three months	Three months
	(date of inception) to	ended	Ended
	March 31, 2010	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(76,725,457)	$(969,051)	$(760,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,396,881	4,420	12,614
Amortization of debt discount	1,000,000	—	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	1,558,896	68,696	65,287
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(344,037)	296,602	27,773
Other assets	(56,394)	__	5,003)
Accounts payable and accrued expenses	2,975,088	177,506	(134,637)
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(56,693,451)	(421,827)	(784,111)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,226,932)	--	(6,411)
Patent costs	(435,647)	--	(3,498)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	--	199,607
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,262,256)	--	189,698

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	43,046,952	—	—
Proceeds from borrowings	8,776,131	172,500	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	62,302,008	172,500	—

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	1,346,301	(249,327)	(594,413)

Cash and cash equivalents - beginning of period	—	1,595,628	2,749,208

Cash and cash equivalents - end of period	$1,346,301	$1,346,301	$2,154,795

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Note payable principal and interest conversion to equity	$10,434,319	$—	$—

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$3,927,479	$781,364	$170,574

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the three months ended March 31, 2010 and 2009, 2,968.40 and 300.69 Series B Preferred Shares were converted into 8,200,000 and 830,636 Common shares, respectively.  During the three months ended March 31, 2010 and 2009, 500,000 and 441,666 Series A Preferred Shares were converted into 5,000,000 and 4,416,666 Common shares, respectively.   For the period from January 22, 1997 (date of inception) to March 31, 2010, 9,596.95 Series B Preferred Shares and 4,390,135 Series A Preferred Shares were converted into 26,510,911 and 28,424,170 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation
(f/k/a MedaSorb Technologies Corporation)
Notes to Consolidated Financial Statements
(UNAUDITED)
March 31, 2010

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), formerly known as MedaSorb Technologies Corporation (See Note 7), and CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc.), its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2010. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2010 and the results of its operations and cash flows for the three month periods ended March 31, 2010 and 2009, and for the period January 22, 1997 (date of inception) to March 31, 2010. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K filed with the Commission on April 9, 2010.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2010 of $80,652,936. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of March 31, 2010, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

Principles of Consolidation
The consolidated financial statements include the accounts of the Parent, CytoSorbents Corporation, and its wholly-owned subsidiary, CytoSorbents, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company adopted the accounting standards associated with uncertain tax provisions as of January 1, 2007.  The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position.  Upon adoption of this accounting standard, the Company had no unrecognized tax benefits.  Furthermore, the Company had no unrecognized tax benefits at March 31, 2010.  The Company files tax returns in the U.S. federal and state jurisdictions. The Company has no open years prior to December 31, 2006.

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

Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

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

Effects of Recent Accounting Pronouncements

There have been no recently issued accounting standards that have an impact on the Company’s financial statements.

3.  CONVERTIBLE NOTES

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

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the three months ended March 31, 2010 the Company recorded non-cash stock dividends totaling $781,364 in connection with the issuance of 1,690.76 shares of Series B Preferred Stock and 147,493 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of March 31, 2010. Effective January 1, 2010 the Company has changed its basis for estimating the fair market value of the preferred stock dividends from the underlying conversion price of the Series B Preferred Stock to a five day volume weighted average price of actual closing market prices for the Company’s common stock.  The financial effect of this change in estimating the fair market value resulted in an increase of approximately $598,000 in the non-cash charge taken for stock dividends for the three months ended March 31, 2010.

During the three months ended March 31, 2010 2,968.40 Series B Preferred Shares were converted into 8,200,000 Common shares.  During the three months ended March 31, 2010 500,000 Series A Preferred Shares were converted into 5,000,000 Common shares.

During the three months ended March 31, 2010, the Company issued stock options to employees, consultants and directors resulting in aggregate compensation expense of $48,747, of which $25,800 and $22,947 is presented in research and development expenses and general and administrative expenses, respectively.

During the three months ended March 31, 2010, the Company incurred stock-based compensation expense due to the amortization of unvested stock options.  The aggregate expense for the three months ended March 31, 2010 is $19,949, of which $9,577 and $10,372 is presented in research and development expenses and general and administrative expenses, respectively.  The Company has pre-approved options to purchase in the aggregate, up to a total of 425,000 shares of common stock to be issued and priced at the end of December 2010 to Directors.  These options have been valued as of the pre-approval date.  The aggregate expense of these options for the three months ended March 31, 2010 is approximately $8,500, all of which is presented in general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2010	23,577,704	$0.84	8.3
Granted	2,640,000	$0.173	9.7
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding March 31, 2010	26,217,704	$0.77	8.3

The fair value of each stock option was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.154 to $0.173 per share) and expected life of the stock option ( ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 27 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (2.5 to 3.8 percent) for the term of the stock option.

At March 31, 2010, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $1,749,000.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2010	6,801,053	$0.024
Granted	2,640,000	$0.080
Cancelled	—	—
Vested	(3,520,597)	$0.047
Exercised	—	—
Non-vested, March 31, 2010	5,920,456	$.035

As of March 31, 2010, approximately $255,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.3 years.

As of March 31, 2010, the Company has the following warrants to purchase common stock outstanding:

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
20,832,338

As of March 31, 2010, the Company has the following warrants to purchase Series A Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional five-year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

5.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain key executives through December 2010. The agreements provide for annual base salaries of varying amounts.

Litigation

The Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, to avoid any potential confusion with Alkermes’ similarly named product, the Company has ceased using the “MedaSorb” name in its wholly-owned subsidiary, through which the Company conducts all of its operational activities, and renamed our operating subsidiary CytoSorbents, Inc. as of November 2008. The Company has also filed to change the name of the parent company from MedaSorb Technologies Corporation to CytoSorbents Corporation (see Note 7).

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through March 31, 2010. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, CytoSorbents has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.  The Company has not generated any revenue from its products and has not incurred any royalty costs through March 31, 2010. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through March 31, 2010 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2010 and 2009 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 47,050,042 and 31,228,552 incremental shares at March 31, 2010 and 2009, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 206,867,686 and 239,010,409 incremental shares at March 31, 2010 and 2009, respectively, as well as potential shares issuable upon Note conversion into Series A Preferred Stock representing approximately 2,587,500 shares have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.

During April and May 2010 a total of 6,458.07 shares of Series B Preferred Stock were converted into 17,839,973 shares of Common Stock.

In May 2010 the Company finalized its name change from MedaSorb Technologies Corporation to CytoSorbents Corporation.  The Company stock ticker symbol has been changed from MSBT (OTCBB:MSBT) to CTSO (OTCBB:CTSO).

In May 2010, the Company issued stock options to purchase 13,300,000 shares of Common Stock to employees with an exercise price of $0.138 per share as part of a long term incentive plan. None of these options vested upon issuance. The stock options shall vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital for the Company, and partnering and business development.

On May 5, 2010, the Company executed a purchase agreement, or the Purchase Agreement, and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park Capital Fund, LLC (“LPC”).  Under the Purchase Agreement, LPC is obligated, under certain conditions, to purchase from us up to $6 million of our common stock, from time to time over a 750 day (twenty-five (25) monthly) period.

At such time as the SEC has declared effective a registration statement related to shares underlying this transaction, the Company will have the right to direct LPC to purchase up to $6,000,000 of its common stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its common stock to be purchased under certain circumstances.  No sales of shares may occur at a purchase price below $.10 per share.  The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount.  The Company may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days notice.  The Company issued 1,153,846 shares of our common stock to LPC as a commitment fee for entering into the agreement, and is obligated to issue up to 1,153,846 shares pro rata as LPC purchases up to $6,000,000 of its common stock as directed by the Company.  LPC may not assign any of its rights or obligations under the Purchase Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited condensed consolidated financial statements and management’s discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2010.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Current Report on Form 10-K filed with the Commission on April 9, 2010.

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

In December 2006, we submitted a proposed pilot study for approval to the FDA with respect to our CytoSorb™ device. In the first quarter of 2007, we received FDA approval of our IDE application to conduct a limited study of five patients in the adjunctive treatment of sepsis. Based on management’s belief that proceeding with the approved limited study would add at least one year to the approval process for the United States, we made a determination to focus our efforts on obtaining regulatory approval in Europe before proceeding with the FDA.

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

By December 31, 2009 we had initiated and opened for enrollment a total of fourteen (14) hospital units to participate in our clinical study.  To date the Company has enrolled sixty three (63) patients in the clinical study.   We may enroll up to an additional thirty seven (37) patients.  In conducting the German Clinical study we have utilized our CytoSorb™ device in approximately 200 treatments to date with no Serious Adverse Events attributable to the device.

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

Results of Operations

Our research and development costs were, $681,215 and $488,555, for the three months ended March 31, 2010 and 2009 respectively. We have experienced substantial operating losses since inception. As of March 31, 2010, we had an accumulated deficit of $80,652,936, which included losses of $969,051 for the three month period ended March 31, 2010. In comparison, we had losses of $760,151 for the three month period ended March 31, 2009. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $894,845 and $716,889 for the three month periods ended March 31, 2010 and 2009, respectively.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2009 we had cash of $1,595,628. As of March 31, 2010 we had cash on hand of $1,346,301, and current liabilities of $1,320,771.

We believe that we have sufficient cash to fund our operations into the third quarter of 2010, following which we will need additional funding before we can complete our clinical studies and commercialize our products.  Assuming the Company is successful in filing and receiving SEC approval for a registration statement to be filed for the funding agreement with Lincoln Park Capital Fund LLC, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 7 of Financial Statements) The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

Our Annual Report dated December 31, 2009 was prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No reporting requirement for smaller reporting companies.

Item 4(T). Controls and Procedures.

Management's annual report on internal control over financial reporting

Management of CytoSorbents is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of March 31, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, to avoid any potential confusion with Alkermes’ similarly named product, the Company has ceased using the “MedaSorb” name in its wholly-owned subsidiary, through which the Company conducts all of its operational activities, and renamed our operating subsidiary CytoSorbents, Inc. as of November 2008. The Company has also changed the name of the parent company from MedaSorb Technologies Corporation to CytoSorbents Corporation.

Item 1A. Risk Factors

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

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

CYTOSORBENTS CORPORATION

Dated: May 14, 2010	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)