Form 10-Q
period 2010-09-30
Cytosorbents Corp
filed 2010-11-16
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

___________________
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

As of November 16, 2010 there were 118,166,919 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$758,224	$1,595,628
Prepaid expenses and other current assets	70,910	369,091

Total current assets	829,134	1,964,719

Property and equipment - net	13,131	18,853

Other assets	268,001	254,908

Total long-term assets	281,132	273,761

Total Assets	$1,110,266	$2,238,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$828,362	$852,167
Accrued expenses and other current liabilities	337,759	118,598
Convertible notes payable, net of debt discount in the amount of $105,562	871,688	---

Total current liabilities	2,037,809	970,765

Total long term liabilities	--	—

Total liabilities	2,037,809	970,765

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 60,603.54 and 68,723.88 shares issued and outstanding, respectively	61	69
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 5,879,463 and 6,255,813 shares issued and outstanding, respectively	5,879	6,256
Common Stock, Par Value $0.001, 500,000,000 Shares authorized at September 30, 2010 and December 31, 2009, respectively, 111,256,867 and 66,374,856 shares issued and outstanding, respectively	111,256	66,375
Additional paid-in capital	81,888,348	80,097,536
Deficit accumulated during the development stage	(82,933,087)	(78,902,521)
Total stockholders' equity (deficit)	(927,543)	1,267,715

Total Liabilities and Stockholders' Equity (Deficit)	$1,110,266	$2,238,480

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF
OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Nine months ended September 30,		Three months ended September 30,
	September 30, 2010	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Expenses:

Research and development	47,813,869	1,560,146	1,602,636	526,043	532,705
Legal, financial and other consulting	7,550,581	242,604	228,231	42.226	100,459
General and administrative	23,686,958	620,061	628,591	212,388	207,402
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	72,995,925	2,422,811	2,459,458	780,657	840,566

Other (income)/expenses:

Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest (income)/expense, net	5,618,349	10,954	(6,304)	7,779	492
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Total other (income)/expense, net	5,741,564	10,954	(6,304)	7,779	492

Loss before benefit from income taxes	(78,737,489)	(2,433,765)	(2,453,154)	(788,436)	(841,058)

Benefit from income taxes	(547,318)	—	—	—	—
Net loss	(78,190,171)	(2,433,765)	(2,453,154)	(788,436)	(841,058)
Preferred Stock Dividend	4,742,916	1,596,801	514,403	401,750	174,638
Net Loss available to common shareholders	$(82,933,087)	$(4,030,566)	$(2,967,557)	$(1,190,186)	$(1,015,696)

Basic and diluted net loss per common share		$(0.04)	$(0.08)	$(0.01)	$(0.02)
Weighted average number of shares of
common stock outstanding		91,663,158	35,693,072	106,250,720	42,029,900

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)

Period from
December 31, 2009 to
September 30, 2010
(Unaudited)

	Members		Common Stock		Preferred Stock B		Preferred Stock A		Additional	Deficit Accumulated During the	Total Stockholders'
	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Shares	Par 0Value	Paid-In Capital	Development Stage	Equity (Deficit)
Balance at December 31, 2009	$—	$—	66,374,856	$66,375	68,723.88	$69	6,255,813	$6,256	$80,097,536	$(78,902,521)	$1,267,715

Stock based compensation – employees, consultants and directors	—	—	—	—	—	—	—	—	108,594	—	108,594

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	443,213	443	126,809	(127,252)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	4,742.44	4	—	—	1,469,545	(1,469,549)	—

Conversion of Series A and Series B into Common	—		43,728,165	43,728	(12,862.78)	(12)	(819,563)	(820)	(42,896)	—	—

Cost of Raising Capital	—	—	1,153,846	1,153	—	—	—	—	16,347		17,500

Relative fair value of warrants in connection with issuance of convertible notes	—	—	—	—	—	—	—	—	112,413	—	112,413

Net loss	—	—	—	—	—	—	—	—	—	(2,433,765)	(2,433,765)

Balance at September 30, 2010	$—	$—	111,256,867	$111,256	60,603.54	$61	5,879,463	$5,879	$81,888,348	$(82,933,087)	$(927,543)

CYTOSORBENTS CORPORATION
 (a development stage company)

CONSOLIDATED STATEMENTS OF
CASH FLOWS

	Periodfrom
	January 22,1997
	(dateof inception)to	Nine months ended	Nine months ended
	September 30,2010	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(78,190,171)	$(2,433,765)	$(2,453,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,405,719	13,258	38,263
Amortization of debt discount	1,006,851	6,851	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	---	14,885
Expense for issuance of options	1,598,794	108,594	179,105
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(342,458)	298,181	52,976
Other assets	(56,394)		10,240
Accounts payable and accrued expenses	2,995,377	197,795	(54,264)
Accrued interest expense	1,823,103	—	—
Net cash used by operating activities	(58,080,710)	(1,809,086)	(2,211,949)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,226,932)	—	(6,411)
Patent costs	(458,715)	(23,068)	(7,149)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	199,607
Loan receivable	(1,632,168)	—	—

Net cash (used)/providedby investing activities	(4,285,324)	(23,068)	186,047

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	43,064,452	17,500	214,010
Proceeds from borrowings	9,580,881	977,250	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	63,124,258	994,750	214,010

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	758,224	(837,404)		(1,811,892)

Cash and cash equivalents - beginning of period	—	1,595,628		2,749,208

Cash and cash equivalents - end of period	$758,224	$758,224		$937,316

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—		$—

Supplemental schedule of noncash investing and financing activities:
Debt discount in connection with issuance of convertible debt	$112,413	$112,413		$—
Note payable principal and interest conversion to equity	$10,434,319	$—		$57,605

Issuance of member units for leasehold improvements	$141,635	$—		$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—		$—

Change in fair value of management units for cost of raising capital	$278,087	$—		$—

Exchange of loan receivable for member units	$1,632,168	$—		$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—		$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—		$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$	---

Preferred stock dividends	$4,742,916	$1,596,801		$514,403

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—		$—

During the nine months ended September 30, 2010 and 2009, 12,862.78 and 4,407.29 Series B Preferred Shares were converted into 35,532,542 and 12,174,834 Common shares, respectively.  During the nine months ended September 30, 2010 and 2009, 819,563 and 1,162,323 Series A Preferred Shares were converted into 8,195,623 and 10,673,236 Common shares, respectively.   For the period from January 22, 1997 (date of inception) to September 30, 2010, 19,491.33 Series B Preferred Shares and 4,709,698 Series A Preferred Shares were converted into 53,843,453 and 31,619,793 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
September 30, 2010

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), f/k/a MedaSorb Technologies Corporation and CytoSorbents, Inc. (f/k/a MedaSorb Technologies, Inc.), its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2010. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2010 and the results of its operations and cash flows for the nine and three month periods ended September 30, 2010 and 2009, and for the period January 22, 1997 (date of inception) to September 30, 2010. Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K filed with the Commission on April 9, 2010.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2010 of $82,933,087. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of September 30, 2010, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

The Company follows the accounting standards associated with uncertain tax provisions.  The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position.  Upon adoption of this accounting standard, the Company had no unrecognized tax benefits.  Furthermore, the Company had no unrecognized tax benefits at September 30, 2010.  The Company files tax returns in the U.S. federal and state jurisdictions. The Company has no open years prior to December 31, 2007.

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

Effects of Recent Accounting Pronouncements
There have been no recently issued accounting standards which would have an impact on the Company’s financial statements that have not been previously disclosed in the Company’s previously issued financial statements.

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

In August 2010 the Company issued Promissory Notes in the principal amount of $977,250, which accrue interest at the rate of 8% per annum.  This amount includes principal and accrued interest of Promissory Notes that were originally issued in January 2010 that, through the option of the Note holder, were cancelled and exchanged for the new Notes issued in August.  Upon this exchange, the investor who originally owned the January Notes also received an additional five year warrant to purchase 886,250 shares of Common Stock at an exercise price of $0.10 per share.  Per the terms of the Notes issued in August, the investors will be repaid in equity of the Company, not cash.  During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share.  In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing.  Pursuant to the terms of the Promissory Note, the note holder will receive warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock.  The warrants have a cashless exercise provision.  If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note.  The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In accordance with FASB Codification Topic 470, the promissory notes did not result in a beneficial conversion feature.  In connection with the promissory note issuances during the nine months ended September 30, 2010 the Company received total proceeds of $977,250. The Company allocated the total proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $864,837 was allocated to the promissory notes and $112,413 to the warrants. The value assigned to the warrants resulting from the relative fair value calculation is recorded as a debt discount and is presented in the consolidated balance sheets.  The debt discount is being amortized to interest expense over the term of the promissory notes.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the nine months ended September 30, 2010 the Company recorded non-cash stock dividends totaling $1,596,801 in connection with the issuance of 4,742.44 shares of Series B Preferred Stock and 443,113 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of September 30, 2010.  Effective January 1, 2010 the Company has changed its basis for estimating the fair market value of the preferred stock dividends from the underlying conversion price of the Series B Preferred Stock to a five day volume weighted average price of actual closing market prices for the Company’s common stock.The financial effect of this change in estimating the fair market value resulted in an increase of approximately $1,082,000 in the non-cash charge taken for stock dividends for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, 12,862.78 Series B Preferred Shares were converted into 35,532,542 Common shares.During the nine months ended September 30, 2010, 819,563 Series A Preferred Shares were converted into 8,195,623 Common shares.

During the nine months ended September 30, 2010, the Company incurred stock-based compensation expense due to the issuance of stock options and the amortization of unvested stock options.  The aggregate expense for the nine months ended September 30, 2010 is $108,594, of which $54,531 and $54,063 is presented in research and development expenses and general and administrative expenses, respectively.

The Company has pre-approved options to purchase in the aggregate, up to a total of 425,000 shares of common stock to be issued and priced at the end of December 2010 to Directors.  These options have been valued as of the pre-approval date.  The aggregate expense of these options for the nine months ended September 30, 2010 is approximately $25,500, all of which is presented in general and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2010	23,577,704	$0.84	8.3
Granted	15,940,000	$0.144	9.8
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding September 30, 2010	39,517,704	$0.56	8.4

The fair value of each stock option was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.138 to $0.173 per share) and expected life of the stock option (ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 27 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (2.5 to 3.8 percent) for the term of the stock option.

At September 30, 2010, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $717,000.

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2010	6,801,053	$0.024
Granted	15,940,000	$0.053
Cancelled	—	—
Vested	(4,945,909)	$0.038
Exercised	—	—
Non-vested, September 30, 2010	17,795,144	$0.047

As of September 30, 2010, approximately $838,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.2 years. Due to the uncertainty over whether certain options granted during the nine months ended September 30, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the nine months ended September 30, 2010. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

The Company has reserved a separate pool of 15.6 million shares of restricted stock that may be issued to employees and directors as part of a long term incentive plan tied to corporate objectives. As of September 30, 2010 none of these shares have been issued and due to the uncertainty over whether they will be issued, no charge for these shares has been recorded in the consolidated statement of operations for the nine months ended September 30, 2010.

As of September 30, 2010, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
339,954	$2.00	September 30, 2011
52,080	$2.00	July 31, 2011
400,000	$0.40	October 31, 2011
240,125	$1.25	October 24, 2016
3,986,429	$0.035	June 25,2013
397,825	$0.0362	September 30, 2014
12,483,665	$0.107	October 5, 2010
5,772,500	$0.10	August 16, 2015
1,954,500	$0.125	August 16, 2015
1,628,750	$0.15	August 16, 2015
30,172,519

As of September 30, 2010, the Company has the following warrants to purchase Series A Preferred Stock outstanding:

	Warrant Exercise
Number of	Price per	Warrant
Shares to be Purchased	Preferred Share	Expiration Date
525,000	$1.00	June 30, 2011

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through September 30, 2010. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, CytoSorbents has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.  The Company has not generated any revenue from its products and has not incurred any royalty costs through September 30, 2010. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through September 30, 2010 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the nine and three month periods ended September 30, 2010 and 2009 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 69,690,223 and 31,228,552 incremental shares at September 30, 2010 and 2009, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 185,501,736 and 232,908,744 incremental shares at September 30, 2010 and 2009, respectively, as well as potential shares issuable upon Promissory Note conversion into Common Stock representing approximately 9,772,500 and -0- shares at September 30, 2010 and 2009, respectively, and have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.

During October and November 2010 a total of 1,120.8 shares of Series B Preferred Stock were converted into 3,096,133 shares of Common Stock.

In October 2010, warrants to purchase approximately 12.5 million shares of Common Stock at an exercise price of $0.107 per share expired and were cancelled.

In October 2010 the Company issued Promissory Notes in the principal amount of $258,000, which accrue interest at the rate of 8% per annum. Per the terms of the Note, the investors will be repaid in equity of the Company, not cash.  During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share.  In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing.  Pursuant to the terms of the Promissory Note, the note holder will receive 100% warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock.  The warrants have a cashless exercise provision.  If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note.  The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

During October and November 2010, the Company sold a total of 3,736,999 shares of Common Stock per the terms of the Purchase Agreement with LPC (See Note 4) at an average price of $0.107 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 76,920 shares of Common Stock as additional Commitment Fee shares.

In October 2010, the Company received notice of an award for a cash grant of up to $488,958 from the Federal Qualifying Therapeutic Discovery Project program for two products in the Company’s research pipeline.

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

Following the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has indicated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These conditions include burn and smoke inhalation injury, trauma, acute respiratory distress syndrome, the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits the CytoSorb™ device may have in removing drugs from blood.

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

After reviewing the initial cytokine data from the first 22 patients enrolled in the protocol, our medical advisors recommended revisions to our protocol to minimize non-device related artifacts that may potentially arise if the samples are not processed or handled appropriately.  The revisions to the protocol also include a provision for testing of our targeted endpoints in plasma instead of serum, changes in cytokine processing and analysis, additional options for anti-coagulation that the clinical sites may use, and an increase in the number of patients we may enroll into the study from 80 to 100

These changes are intended to optimize the accuracy of our cytokine data for CE Mark submission.  The proposed protocol changes and rationale for change were submitted to the German Ethics Committee and approved.  Given these changes, cytokine data will not be statistically comparable between these 22 patients and those enrolled subsequently in the study.   While the company will continue to review all patient data in the aggregate, including secondary and exploratory endpoints, the primary use of the data from the first 22 patients will be used to support the planned CE Mark application from a safety perspective.   Cytokine data from all patients enrolled subsequent to these 22 patients, as well as safety data on all patients enrolled in the study, will be used for submission to the CE Mark authority.

By December 31, 2009 we had initiated and opened for enrollment a total of fourteen (14) hospital units to participate in our clinical study.  To date the Company has enrolled eighty five (85) patients in the clinical study.   We may enroll up to an additional fifteen (15) patients.  In conducting the German Clinical study we have utilized our CytoSorb™ device in more than 250 treatments to date with no Serious Adverse Events attributable to the device.

Depending on the rate of enrollment, we expect to complete the patient enrollment by the first quarter of 2011. Concurrent with the clinical study, we have commenced our preparation for the CE Mark approval process. As part of this process, in September 2010, the Company achieved ISO 13485 Certification, an international manufacturing quality standard. Assuming availability of adequate and timely funding, a successful outcome of the study, and CE Mark regulatory approval, the Company intends to commercialize its product in Europe.

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

Results of Operations

Our research and development costs were, $1,560,146 and $1,602,636, for the nine months ended September 30, 2010 and 2009 respectively and $526,043 and $532,705 for the three months ended September 30, 2010 and 2009, respectively. We have experienced substantial operating losses since inception. As of September 30, 2010, we had an accumulated deficit of $82,933,087 which included losses of $788,436 and $2,433,765 for the three and nine month periods ended September 30, 2010. In comparison, we had losses of $841,058 and $2,453,154 for the three and nine month periods ended September 30, 2009. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $738,431 and $2,180,207 for the three and nine month periods ended September 30, 2010 and $740,107 and $2,231,227 for three and nine month periods ended September 30, 2009.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2009 we had cash of $1,595,628. As of September 30, 2010 we had cash on hand of $758,224, and current liabilities of $2,037,809.

In October and November 2010 an additional $258,000 was received by the Company from investors purchasing convertible notes. Additionally during October and November 2010, the Company sold Common Stock per the terms of the Purchase Agreement with LPC (See Financial Statement Note 4) at an average price of $0.107 per share of Common for which it received gross proceeds of approximately $400,000.  In October 2010 the Company received notice of an award for a cash grant of up to $488,958 from the Federal Qualifying Therapeutic Discovery Project program for two products in the Company’s research pipeline.

We believe that we have sufficient cash to fund our operations into the first quarter of 2011, following which we will need additional funding before we can complete our clinical studies and commercialize our products.  The Company has received SEC approval for a registration statement filed for the funding agreement with Lincoln Park Capital Fund LLC.  Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 4 of Financial Statements) The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that we will be able to utilize the Lincoln Park funding agreement, or that additional financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

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

Management evaluated the design and operation of our internal control over financial reporting as of September 30, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None

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

CYTOSORBENTS CORPORATION

Dated: November 16, 2010	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)