Form 10-K
period 2010-12-31
Cytosorbents Corp
filed 2011-03-31
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
COMMISSION FILE NUMBER 000-51038

CYTOSORBENTS CORPORATION
(f/k/a MedaSorb Technologies Corporation)
(Name of Small Business Issuer in Its Charter)
Nevada	98-0373793
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer identification number)
Organization)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                        ☐ Yes          ☑ No

The issuer had no revenues for its fiscal year ended December 31, 2010.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $8,469,000. The number of shares outstanding of the registrant’s Common Stock as of March 31, 2011 was 139,576,642.

CYTOSORBENTS CORPORATION
2010 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicates a forward-looking statement. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond the ability of CytoSorbents to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors”. However, the identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

Item 1. Business.

Overview

We are a therapeutic medical device company that is currently in the development stage, headquartered in Monmouth Junction, New Jersey (near Princeton). We have developed and will seek to commercialize a blood purification technology that we believe will be able to efficiently remove middle molecular weight toxins from circulating blood and physiologic fluids. We are required to obtain required regulatory approvals from a Notified Body for the European Community (CE Mark) and the United States Food and Drug Administration (“FDA”) before we can sell our products in Europe and the United States, respectively. The Company has recently achieved European CE Mark approval for its flagship product, CytoSorbTM, as an extracorporeal cytokine filter. We are currently preparing to commercialize our CytoSorbTM device in the European Union and are continuing research of our technology to seek potential label extensions of our CE Mark as well as for potential additional regulatory approvals in countries outside of Europe (such as the United States).

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe as the introductory market for our CytoSorb™ product. In July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee, which was subsequently approved.

We are currently finalizing our European Sepsis clinical trial of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  To date, the Company has enrolled ninety eight (98) patients in the clinical trial with the participation of fourteen hospital units.  The Sepsis Trial has successfully demonstrated the CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011 the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorbTM device as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union (“E.U.”)

The Company is preparing to increase the manufacturing of its CytoSorbTM device for a controlled-market release in the second half of 2011 in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe in order to gather additional clinical data and expand the scope of clinical experience for marketing purposes. This will have the effect of increasing the number of treated patients and supporting potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorbTM for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to begin commercializing its product in Europe before the end of 2011.

The clinical protocol for our European Sepsis Trial was designed to allow us to gather information to support future U.S. studies. In the event we are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510(k) or PMA registration. No assurance can be given that our CytoSorb™ product will work as intended in these studies or that we will be able to obtain FDA approval to sell CytoSorb™ in the United States.  Even though we have obtained CE Mark approval, there is no guarantee or assurance that we will be successful in obtaining FDA approval in the United States or approval in any other country or jurisdiction.

We have developed two products, CytoSorb™ and BetaSorb™ utilizing our adsorbent polymer technology. (The BetaSorb has not been approved for CE Mark and is not the current focus of our near term commercialization plans.)  These products are known medically as hemoperfusion devices. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

The CytoSorb™ device consists of a cartridge containing hemocompatible, highly porous, adsorbent polymer beads that are intended to remove toxins and other substances from blood and physiologic fluids. The cartridge incorporates industry standard connectors at either end of the device, which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb™ cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop , recirculating system. As blood passes over the polymer beads in the cartridge, toxins (cytokines) are adsorbed from the blood.

To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that other current state of the art blood purification technologies (such as dialysis) are incapable of effectively clearing the various toxic compounds intended to be adsorbed by our devices.  We have demonstrated the ability of CytoSorb™ to remove cytokines in vitro and in vivo from whole blood.  CytoSorb’s™ ability to interact safely with blood (hemocompatibility) and general biocompatibility has been demonstrated through ISO 10993 testing.

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

We are currently finalizing our European Sepsis Trial using our CytoSorb™ device.  The study is a randomized, controlled clinical study in fourteen hospital sites in Germany of up to 100 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  Patients are being treated with one new device per day for up to seven (7) consecutive days.   In part, as a result of this study, the CytoSorbTM device has recently received European CE Mark approval (regulatory approval to sell medical devices in the European Union).  We believe that this study may also be supportive of, but not specifically definitive support for, FDA approval for the use of our CytoSorb™ device in the United States.

Concurrent with the sepsis indication, we intend to continue our research in other acute conditions where CytoSorb™ has the potential to prevent or reduce the accumulation of cytokines and other toxic compounds in the bloodstream. These conditions include, but are not limited to, the treatment of severe burn injury, trauma, acute respiratory distress syndrome, pancreatitis, the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and removing drugs from blood.

Previous studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data, which we use in conducting clinical studies using our CytoSorb™ device. However, limited studies have been conducted using our CytoSorb™ device to date and no assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain additional necessary regulatory body approvals to sell CytoSorb™ in markets outside of Europe. Even if we ultimately obtain additional regulatory approvals, because we cannot control the timing of responses to our regulatory submissions, there can be no assurance as to when such approvals will be obtained.

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

We have not generated any revenue to date. We have incurred losses in each of our fiscal years and expect these losses to continue for the foreseeable future. We will need to raise significant additional funds to conduct additional clinical studies, obtain additional regulatory approvals, and to support the commercialization plans for our products. No assurance can be given that we will ever successfully commercialize any products.

Corporate History

CytoSorbents Corporation was incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc., a Delaware corporation in a merger, and its business became our business. Following the merger, in July 2006 we changed our name to MedaSorb Technologies Corporation.  In November 2008 we changed the name of our operating subsidiary from MedaSorb Technologies, Inc. to CytoSorbents, Inc.  In May 2010 we changed the name of our parent company to CytoSorbents Corporation.  Unless otherwise indicated, all references in this Annual Report to “MedaSorb,”, “CytoSorbents”, “us” or “we” with respect to events prior to June 30, 2006 are references to CytoSorbents, Inc. and its predecessors. Our executive offices are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852. Our telephone number is (732) 329-8885.

CytoSorbents was originally organized as a Delaware limited liability company in August 1997 as Advanced Renal Technologies, LLC. The Company changed its name to RenalTech International, LLC in November 1998, and to MedaSorb Technologies, LLC in October 2003.  In December 2005, MedaSorb converted from a limited liability company to a corporation.

CytoSorbents has been engaged in research and development since its inception, and prior to the merger, had raised approximately $53 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies. These funds have also been used to establish in-house manufacturing capacity to meet clinical testing needs, expand our intellectual property through additional patents and to develop extensive proprietary know-how with regard to our products.

Immediately prior to the merger, the Company had 292 stockholders that held an aggregate of 20,340,929 shares of common stock. In connection with the merger, certain stockholders of ours (i.e., persons who were stockholders of Gilder Enterprises prior to the merger), including Joseph Bowes, a former principal stockholder and the sole director and officer of Gilder prior to the merger, sold an aggregate of 3,617,500 shares of our Common Stock to several purchasers, and forfeited 4,105,000 shares of Common Stock, which we cancelled. As a result, prior to giving effect to the merger, we had outstanding 3,750,000 shares of Common Stock and, after giving effect to the merger, we had outstanding 24,090,929 shares of Common Stock.

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

Registration Rights

Pursuant to the terms of the Registration Rights Agreement, we are required to cause the Registration Statement to become effective within 240 days of such closing. We also granted the investors demand and piggyback registration rights with respect to such Common Stock. The investors in the Series B Financing are entitled to liquidated damages in an amount equal to two percent (2%) of the purchase price of the Series B Preferred Stock if we fail to timely file that registration statement with, or have it declared effective by, the SEC.  We filed a registration statement under the Securities Act covering the Common Stock issuable upon conversion of the Series B Preferred Stock on December 12, 2008.  We received initial comments from the Securities and Exchange Commission related to this filing on January 7, 2009 and received additional comments from the SEC on July 15, 2009. In May 2010 the Company filed to withdraw this registration statement.  The company intends to amend and refile the registration statement.

The Company has received a waiver from a majority of the Series B holders for the non-registration event and the timing of the Series B registration does not create a cross-default of the Series A Preferred Series.

Redemption Rights

Following the fifth anniversary of the initial closing, the holders of a majority of the Series B Preferred Stock, including NJTC if it then holds 25% of the shares of Series B Preferred Stock initially purchased by it, may elect to require us to redeem all, but not less than all, of their shares of Series B Preferred Stock at the original purchase price for such shares plus all accrued and unpaid dividends whether or not declared, if the market price of our Common Stock is then below the conversion price of the Series B Preferred Stock.  The Company is currently not required to redeem any Series B Preferred Stock.

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

In connection with such Agreement and Consent, the conversion price with respect to the June 30, 2006 purchasers of Series A Preferred Stock held by the Holders was reduced effective June 25, 2008, the initial closing of the Series B Financing according to the Schedule A to the Agreement and Consent as set forth below. In the event that within the 60-day period following the Initial Closing, at additional closings, the Company issued additional shares of Series B Preferred Stock so that the aggregate gross proceeds that were raised on the Initial Closing and such additional closings (excluding the principal amount of our outstanding debt converted into the Series B Preferred Stock) from the holders of the Series A Preferred Stock or their affiliates, is $1,500,000 or more, the conversion price with respect to the Series A Preferred Stock held by these holders was agreed to be further reduced in accordance with Schedule A to the Agreement and Consent as set forth below. Based on the total amount raised and in accordance with our investor agreements, the Company’s Series B Preferred Stock private placement was considered a “Qualified” closing.

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

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $1,757,000 and $1,962,000 for the years ended December 31, 2010 and 2009, respectively.

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

We believe that our polymer adsorbent technology may remove middle molecular weight toxins and toxic compounds, such as cytokines, from blood and physiologic fluids. We believe that our technology may have many applications in the treatment of common, chronic and acute healthcare conditions including the adjunctive treatment and/or prevention of sepsis; the treatment of other critical care illnesses such as severe burn injury, trauma, acute respiratory distress syndrome and pancreatitis, the treatment of chronic kidney failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest. These applications vary by cause and complexity as well as by severity but share a common characteristic i.e. high concentrations of inflammatory mediators and toxins in the circulating blood.

Both the CytoSorb™ and BetaSorb™ devices consist of a cartridge containing adsorbent polymer beads, although the polymers used in the two devices are physically different. The cartridges in both devices incorporate industry standard connectors at either end of the device, which connect directly to the extra-corporeal circuit (bloodlines) in series with a dialyzer, in the case of the BetaSorb™ device, or as a stand alone device in the case of the CytoSorb™ device. Both devices are compatible with standard blood pumps or hemodialysis machines used commonly in hospitals and will therefore not require additional expensive equipment, and will require minimal training.

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

Markets

CytoSorbents is a critical care focused medical device company.  Critical care medicine includes the treatment of patients with serious or life-threatening conditions who require comprehensive care in the intensive care unit (ICU), with highly-skilled physicians and nurses and advanced technologies to support critical organ function to keep patients alive.  Examples of such conditions include severe sepsis and septic shock, severe burn injury, trauma, acute respiratory distress syndrome and pancreatitis.  In the U.S., an estimated $82 billion or 0.7% of the U.S. gross domestic product is spent annually on critical care medicine.  In most larger hospitals, critical care treatment accounts for up to 20% of a hospital’s overall budget and often results in financial losses for the hospital.

In many critical care illnesses, the mortality is often higher than 30%.  A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly.  Such patients are kept alive with supportive care therapy, such as mechanical ventilation, dialysis and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, many supportive care therapies are only useful in supporting organ function and not designed to address the root cause of why multiple organ failure initially developed, which is typically multi-factorial.  Because of this, the treatment course is often poorly defined and highly variable, leading to a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs.  There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure.  CytoSorbents’ main product, CytoSorb™ is a unique cytokine filter designed to try to address this void, by attempting to address the substantial role that an aberrant immune response and “cytokine storm” plays in the development of organ dysfunction.

Sepsis

Sepsis is characterized by a systemic inflammatory response in response to severe infection or trauma.  It is commonly seen in the intensive care unit, accounting for approximately 10-20% of all ICU admissions.  There are generally three categories of sepsis, including mild to moderate sepsis, severe sepsis and septic shock.  Mild to moderate sepsis typically occurs with an infection that is responsive to antibiotics or antiviral medication.  An example is a patient with self-limiting influenza or a treatable community acquired pneumonia.  Mortality is generally very low.  Severe sepsis is sepsis with evidence of organ dysfunction.  An example is a patient who develops respiratory failure due to a severe pneumonia and requires mechanical ventilation in the intensive care unit. Severe sepsis has a mortality rate of approximately 30-35%.  Septic shock, or severe sepsis with low blood pressure that is not responsive to fluid resuscitation, is the most serious form of sepsis with an expected mortality in excess of 50%.

In sepsis, the body produces large amounts of inflammatory mediators called cytokines in response to infection.  In severe infection, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multi-organ failure and in many cases death.  CytoSorb™ is an investigational device designed to act as a broad spectrum cytokine filter.  It is intended to play a critical role in treating patients with severe sepsis or septic shock by reducing cytokine storm, while antibiotics work to control the actual infection.  CytoSorb™ is currently being evaluated in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis in a 100 patient randomized, controlled clinical trial in Europe.

In the United States and Europe, there are more than one million and 1.5 million new cases, respectively, of severe sepsis and septic shock annually.  Based on the reported incidence of sepsis in a number of developed countries, the worldwide incidence is estimated to be 18 million cases per year.  The incidence of serious infection and sepsis has doubled in the past 20 years driven by a number of factors including the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (MRSA), an aging population that is more prone to infection, an increase in co-morbid conditions like HIV, cancer and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips and knees that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H1N1 influenza.  The Company estimates that the market potential in Europe for its products is substantially equivalent to that in the U.S.   In Germany alone, according to the German Sepsis Society (GSS), there are approximately 154,000 cases of sepsis each year.   Patients are treated in the intensive care unit for 16 days on average and for a total of 32 days in the hospital.

Severe sepsis and septic shock patients are amongst the most expensive patients to treat in a hospital.  Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb™ in the treatment of sepsis. Based on the limited number of available treatments for this disease, and based on current pricing of charcoal hemoperfusion devices in the market today, we estimate that our CytoSorb™ device will sell for at least $500 per unit. Our current pricing model represents a fraction of what is currently spent on the treatment of a sepsis patient.

Acute Respiratory Distress Syndrome

Acute lung injury (ALI) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising the lung’s ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body.  There are an estimated 165,000 cases of acute respiratory distress syndrome in the U.S. each year, with more cases in the E.U.  Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation therapy, to help achieve adequate oxygenation of the blood.   Patients on mechanical ventilation are at high risk of ventilator-acquired pneumonias and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (eg. emphysema or chronic obstructive pulmonary disease) and age.  Because of this, mortality is typically greater than 30%, even with modern medicine and ventilation techniques.  ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock.  Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung.   Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster intensive care unit discharge, thereby potentially saving costs.  CytoSorb™ treatment of patients with both sepsis and ALI or ARDS is the subject of the current European Sepsis Trial.

Severe Burn Injury

In the U.S., there are approximately 2.4 million burn injuries per year, with 650,000 treated by medical professionals and approximately 75,000 requiring hospitalization.  Aggressive modern management of burn injury, including debridement, skin grafts, anti-microbial dressings and mechanical ventilation for smoke and chemical inhalation injury, has led to significant improvements in survival of burn injury to approximately 95% on average in leading burns centers. However, there remains a need for better therapies to reduce the mortality in those patients with large burns and inhalation injury as well as to reduce complications of burn injury and hospital length of stay for all patients.  According to National Burn Repository Data, the average hospital stay for burn patients is directly correlated with the percent total body surface area (TBSA) burned.  Every 1% increase of TBSA burned equates to approximately 1 additional day in the hospital.  A single patient with more than 30% TBSA burned who survives, is hospitalized for an average of 30 days and costs approximately $200,000 to treat.  Major causes of death following severe burn and smoke inhalation injury are multi-organ failure (hemodynamic shock, respiratory failure, acute renal failure) and sepsis, particularly in patients with greater than 30% TBSA burns.  Specifically, burns and inhalation injury lead to severe systemic and localized lung inflammation, loss of fluid, and cytokine overproduction.  This “cytokine storm” causes numerous problems, including: hypovolemic shock and inadequate oxygen and blood flow to critical organs, acute respiratory distress syndrome preventing adequate oxygenation of blood, capillary leakage resulting in tissue edema and intravascular depletion, hypermetabolism leading to massive protein degradation and catabolism and yielding increased risk of infection, impaired healing, severe weakness and delayed recovery, immune dysfunction causing a higher risk of secondary infections (wound infections, pneumonia) and sepsis, and direct apoptosis and cell-mediated killing of cells, leading to organ damage.  Up to a third of severe hospitalized burn patients develop multi-organ failure and sepsis that can often lead to complicated, extended hospital courses, or death. Broad reduction of cytokine storm has not been previously feasible and represents a novel approach to limiting or reversing organ failure, potentially enabling more rapid mechanical ventilation weaning, prevention of shock, reversal of the hypermetabolic state encouraging faster healing and patient recovery, reducing hospital costs, and potentially improving survival.

Trauma

According to the National Center for Health Statistics, in the U.S., there are more than 31 million visits to hospital emergency rooms, with 1.9 million hospitalizations, and 167,000 deaths every year due to injury.  The leading causes of injury are trauma from motor vehicle accidents, being struck by an object or other person, and falls. Trauma is a well-known trigger of the immune response and a surge of cytokine production or cytokine storm.  In trauma, cytokine storm contributes to a systemic inflammatory response syndrome (SIRS) and a cascade of events that cause cell death, organ damage, organ failure and often death.  Cytokine storm exacerbates physical trauma in many ways.  For instance, trauma can cause hypovolemic shock due to blood loss, while cytokine storm causes capillary leak and intravascular volume loss, and triggers nitric oxide production that causes cardiac depression and peripheral dilation.  Shock can lead to a lack of oxygenated blood flow to vital organs, causing organ injury.  Severe systemic inflammation and cytokine storm can lead to acute lung injury and acute respiratory distress syndrome as is often seen in ischemia and reperfusion injury following severe bleeding injuries.  Penetrating wound injury from bullets, shrapnel and knives, can lead to infection and sepsis, another significant cause of organ failure in trauma.  Complicating matters is the breakdown of damaged skeletal muscle, or rhabdomyolysis, from blunt trauma that can lead to a massive release of myoglobin into the blood that can crystallize in the kidneys, leading to acute kidney injury and renal failure.  Renal failure in trauma is associated with a significant increase in expected mortality.  Cytokine reduction by CytoSorb™ may have benefit in trauma, potentially improving clinical outcome.   CytoSorbents has also developed technology to remove myoglobin from blood.

Severe Acute Pancreatitis

Acute pancreatitis is the inflammation of the pancreas that results in the local release of digestive enzymes and chemicals that cause severe inflammation, necrosis and hemorrhage of the pancreas and local tissues. Approximately 210,000 people in the U.S. are hospitalized each year with acute pancreatitis with roughly 20% requiring ICU care.  Overall ICU mortality approaches 10%.  It is caused most frequently by a blockage of the pancreatic duct or biliary duct with gallstones or from excessive alcohol use.  Severe acute pancreatitis is characterized by severe pain, inflammation and edema in the abdominal cavity, as well as progressive systemic inflammation that can lead to multiple organ failure.  High levels of cytokines and digestive enzymes can be found in the blood and are correlated to organ dysfunction.   CytoSorb™ may potentially benefit overall outcomes in episodes of acute pancreatitis by removing a diverse set of toxins from blood.

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

Products

We believe that the polymer adsorbent technology used in our products has the potential to remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the adjunctive treatment and/or prevention of other critical care conditions such as acute respiratory distress syndrome, burn injury, trauma and pancreatitis; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the treatment of chronic kidney failure) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. We are currently finalizing a European Sepsis Trial of our CytoSorb™ device.  The study is a randomized, open label, controlled clinical study in fourteen (14) sites in Germany of up to one hundred (100) patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  Concurrent with the clinical study the Company has recently completed the technical file review with our Notified Body and has been approved to apply the CE Mark to the CytoSorb™ device as an extracorporeal cytokine filter.  Given sufficient and timely financial resources, we intend to commercialize in Europe and conduct additional clinical studies of our products. However, there can be no assurance that we will ever obtain regulatory approval for any other device, or that the CytoSorb™ device will be able to generate significant, or any, sales.

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

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of a single biologic, Xigris® from Eli Lilly, to our knowledge, no other products have been approved in either the U.S. or Europe for the treatment of sepsis.

Many medical professionals believe that blood purification for the treatment of sepsis holds tremendous promise.  Studies using dialysis and hemofiltration technology have been encouraging, but have only had limited benefit to sepsis patients. The reason for this appears to be rooted in a primary limitation of dialysis technology itself: the inability of standard dialysis to effectively and efficiently remove significant quantities of larger toxins such as cytokines from circulating blood. Limited studies of our CytoSorb™ device have provided us with data consistent with our belief that CytoSorb™ has the ability to remove these larger toxins.

CytoSorb’s™ ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing. Data collected during the “emergency and compassionate use” treatment of a single sepsis patient, as well as a human sepsis pilot study, have been encouraging to us.

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

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, to include a provision for testing of our targeted endpoints in plasma instead of serum, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol has enabled more sites to participate in the study, and has helped accelerate patient enrollment through greater access to potential candidates.

Additionally, we have updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

We are currently finalizing our European Sepsis clinical trial and to date have enrolled ninety eight (98) patients with the participation of fourteen hospital units.   The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011 the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorbTM device as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.

The Company is preparing to increase the manufacturing of its CytoSorbTM device for a controlled-market release in the second half of 2011 in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorbTM for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies the Company intends to begin commercializing its product in Europe before the end of 2011.

APPLICATION: Adjunctive Therapy in Other Critical Care Applications

Potential Benefits:  Cytokine-mediated organ damage and immune suppression can increase the risk of death and infection in patients with commonly seen critical care illnesses such as acute respiratory distress syndrome, severe burn injury, trauma and pancreatitis.  If CytoSorb™ is useful as a cytokine filter and as an immunomodulator, cytokine reduction, both pro-inflammatory and anti-inflammatory, has the potential to:

•	prevent or mitigate Multiple Organ Dysfunction Syndrome (MODS) and/or Multiple Organ Failure (MOF)

•	prevent or reduce secondary infections

•	reduce the need for expensive life-sparing supportive care therapies such as mechanical ventilation

•	reduce the need for ICU care, freeing expensive critical care resources, and reducing hospital costs and costs to the healthcare system

Background and Rationale:  A shared feature of many life-threatening conditions seen in the ICU is severe inflammation (either sepsis or systemic inflammatory response syndrome) due to an over-reactive immune system and high levels of cytokines that can cause or contribute to organ dysfunction, organ failure and patient death.  Examples of such conditions include severe burn injury, trauma, acute respiratory distress syndrome and severe acute pancreatitis.  MODS and MOF are common causes of death in these illnesses and mortality is directly correlated with the number of organs involved.  There are currently few active therapies to prevent or treat MODS or MOF.  If CytoSorb™ can reduce direct or indirect cytokine injury of organs, it may mitigate MODS or MOF, improve overall patient outcome and reduce costs of treatment.  In addition, secondary infection, such as ventilator-acquired pneumonia, urinary tract infections, or catheter-related line infections, are another major cause of morbidity and mortality in all patients treated in the ICU.   Prolonged illness, malnutrition, age, multiple interventional procedures, and exposure to antibiotic resistant pathogens are just some of the many risk factors for functional immune suppression and infection.  In sepsis and SIRS, the overexpression of pro-inflammatory cytokines can also cause a depletion of immune effector cells through apoptosis and other means, and anti-inflammatory cytokines can cause profound immune suppression, both major risk factors for infection.

Projected Timeline: With our CE Mark approval in the E.U. for CytoSorb™ as a cytokine filter, we anticipate additional usage in Europe of the device in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma and pancreatitis, where cytokine storm, sepsis and/or systemic inflammatory response syndrome (SIRS) plays a prominent role in disease pathology.  Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb™ hemoperfusion in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by the company, through grants, or through third-parties.  Commencement of these formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA investigational device exemption (IDE) approval of the respective human trial protocols.  We have not yet commenced such activity with the FDA.

APPLICATION: Prevention and treatment of organ dysfunction in brain-dead organ donors to increase the number and quality of viable organs harvested from donors

Potential Benefits: If CytoSorb™ is able to prevent or reduce high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb™ may be able to mitigate organ dysfunction and failure, which results from severe inflammation following brain-death. The primary goals for this application are:

•	improving the viability of organs which can be harvested from brain-dead organ donors, and

•	increasing the likelihood of organ survival following transplant.

Background and Rationale: When brain death occurs, the body responds by generating large quantities of inflammatory cytokines. This process is similar to systemic inflammatory response syndrome and sepsis. A high percentage of donated organs are never transplanted due to this response, which damages healthy organs and prevents transplant. In addition, inflammation in the donor may damage organs that are harvested and reduce the probability of graft survival following transplant.

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

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. We expect that this information will aid us in defining the appropriate time to apply the CytoSorb™ device to maximize therapeutic impact. Although the company is focused primarily on sepsis and other critical care applications of CytoSorb™, with sufficient additional resources, we plan to pursue this application either directly or through a potential strategic partner.

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

•	improve and maintain the general health of dialysis patients;

•	reduce disability and improve the quality of life of these patients

•	reduce the total cost of patient care; and

•	increase life expectancy.

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

Projected Timeline: We have collected a significant amount of empirical data for the development of this application. As the developer of this technology, we had to undertake extensive research, as no comparable technology was available for reference purposes. We have completed four human pilot studies, including a clinical pilot of six patients in California for up to 24 weeks in which our BetaSorb™ device removed the targeted toxin, beta2-microglobulin, as expected. In total, we have sponsored clinical studies utilizing our BetaSorb™ device on 20 patients involving approximately 345 total treatments. Each study was conducted by a clinic or hospital personnel with CytoSorbents providing technical assistance as requested.

As discussed above, due to practical and economic considerations, we are focusing our efforts and resources on commercializing our CytoSorb™ device for critical care applications. Following commercial introduction of the CytoSorb™ device, and with sufficient additional resources, we plan to continue development of the BetaSorb resin and may conduct additional clinical studies using the BetaSorb™ device in the treatment of end stage renal disease patients.

Commercial and Research Partners

University of Pittsburgh Medical Center

Two government research grants by the National Institutes of Health (NIH) and Health and Human Services (HHS) have been awarded to investigators at the University of Pittsburgh to explore the use of adsorbent polymers in the treatment of sepsis and organ transplant preservation. Under “Sub Award Agreements” with the University of Pittsburgh, we have been developing polymers for use in these studies.

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

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, which lasted for a total of five years, commenced in September 2005.  Under a SubAward Agreement, we worked with researchers at the University of Pittsburgh - Critical Care Medicine Department. We believe that the only polymers used in this study were polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for our efforts in support of the grant during 2006 through 2010, we received approximately $402,000.  The Company has recorded these proceeds as a reduction of research and development expenses during each of the years that we participated in the grant.

These grants represent a substantial research cost savings to us and demonstrate the strong interest of the medical and scientific communities in our technology.

Researchers at UPMC have participated in nearly every major clinical study of potential sepsis intervention during the past twenty years. Drs. Derek Angus and John Kellum were investigators for Eli Lilly’s sepsis drug, Xigris®. Dr. Kellum, a member of the UPMC faculty since 1994, is the Chairman of our Severe Sepsis and Inflammatory Disease Advisory Board. Dr. Kellum’s research interests span various aspects of Critical Care Medicine, but center on critical care nephrology (including acid-base, and renal replacement therapy), sepsis and multi-organ failure, and clinical epidemiology. He is Chairman of the Fellow Research Committee at the University of Pittsburgh Medical Center, has authored more than 70 publications and has received numerous research grants from foundations and industry.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours at the time, to make a $4 million investment in the Company, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorb™ in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of the Company, which at the time was a limited liability company. Those membership units ultimately became 185,477 shares of our Common Stock following our June 30, 2006 merger.

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

Product Payment & Reimbursement

Critical Care Applications

Europe

Payment for our CytoSorb™ device for the removal of cytokines in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis and other related acute care applications is country dependent in Europe. We plan to market the device initially in Germany where CytoSorb™ reimbursement is anticipated to fall under the “diagnosis related group” (DRG) acute care reimbursement. Under this system, hospitals would purchase CytoSorb™ and subtract the cost from a pre-determined lump-sum payment made by the payor to the hospital based on the patient’s diagnosis. No specific reimbursement code would be required for the CytoSorb™ device. If we are able to successfully introduce the CytoSorb™ device into the German market we intend to apply for additional specific product reimbursement in Germany and reimbursement in France, England, Italy and Spain representing the five economic leaders in Europe and introduce our products in those countries accordingly. Reimbursement is specific to each country. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

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

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, acute respiratory distress syndrome, trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We believe that our devices may be able to remove middle molecular weight toxins from circulating blood. This concept has been successfully tested at the University of Pittsburgh using septic rat models with our CytoSorb™ polymer, which were based on lipopolysaccharide (a particular kind of toxin, known as a bacterial endotoxin) and cecal ligation puncture.

Both the CytoSorb™ and BetaSorb™ devices consist of a cartridge containing adsorbent polymer beads. The cartridge incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our cartridge (CytoSorb™ or BetaSorb™ depending on the condition being treated) containing our adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cartridge, toxins are adsorbed from the blood, without removing any fluids from the blood or the need for replacement fluid or dialysate.

Although standard dialysis also uses extra-corporeal circuits and blood pumps, the technology used in dialysis to remove toxins (osmosis and convection) drains fluids out of the bloodstream in a process called ultrafiltration, and uses semi-permeable membranes as a filter, allowing the passage of certain sized molecules across the membrane, but preventing the passage of other, larger molecules.

CytoSorbents’ technology uses the same extra-corporeal circuits as dialysis, however, our devices do not rely on membrane technology but instead use an adsorbent of specified pore size, which controls the size of the molecules which can pass into the adsorbent. As blood flows over our polymer adsorbent, middle molecules such as cytokines flow into the polymer adsorbent and are adsorbed. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like a dialyzer. Accordingly, we believe that our technology has significant advantages as compared to traditional dialysis techniques.

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

Pharmaceutical research for the treatment of sepsis continues with a number of clinical stage drug trials being presently conducted including, but not limited to, drug and biologic candidates from Eisai Co., Ltd, AM-Pharma B.V., Agennix AG and BTG plc.  In January 2011, Eisai announced that its 2,000 patient pivotal Phase III ACCESS trial using Eritoran to treat patients with severe sepsis did not meet its primary endpoint of 28-day all-cause mortality, but will continue analyzing its clinical data and determine next steps.  Eritoran is a toll-like receptor 4 (TLR-4) antagonist designed to prevent or reduce activation of the immune system by endotoxin.  Using a medical device to treat sepsis remains a relatively novel approach for the treatment of sepsis. There are a number of companies that claim enabling blood purification technology for the treatment of sepsis.  Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe and Japan.  To date, it has been used to treat more than 70,000 patients since 1994.  However, the ability of Toraymyxin to remove cytokines, the key mediators of sepsis, has not been well documented.  Spectral Diagnostics, Inc has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product.  In March 2010, Spectral announced plans to conduct a U.S. pivotal study to diagnose endotoxemia and treat sepsis with this theranostic product and in October 2010, initiated its U.S. pivotal trial Toraymyxin has not yet been approved for use in the U.S.  Toray also markets its Hemofeel CH1.0 polymethylmethacrylate membrane (PMMA) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis.  We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis.  Without such studies, it is difficult to assess the true impact of this technology in these conditions.  Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood.  It is not specifically approved for the treatment of sepsis.  SepteX is not FDA approved in the U.S.  Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan.  Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009.  Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance.  To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis.  Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems.  To our knowledge, Kaneka has not conducted or published any study using CTR to treat human sepsis patients.  Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines.  To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients.  Other potential competitors include the now defunct Arbios Systems, Inc. Hemolife Medical, Inc. and Hemocleanse Technologies, LLC.  We believe our CytoSorb™ cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

Acute Respiratory Distress Syndrome (ARDS)

Treatment of ARDS is predominantly supportive care using supplemental oxygen, careful fluid management and multiple modes of ventilation incorporating the concepts of low tidal volume, high frequency oscillation, and prone ventilation.  Corticosteroids, nitric oxide, and surfactant therapy have been tried, but are not indicated for the treatment of ARDS.  We are not aware of any specific products approved to treat ARDS.

Severe Burn Injury

Modern management of severe burn injury patients involves a combination of therapies.  From a burn standpoint, patients undergo active escharotomy and debridement of burns, the use of skin grafts and substitutes, anti-microbial dressings and negative pressure dressings.  Tight fluid control, nutrition, prevention of hypothermia and infection are also priorities.  Smoke and chemical inhalation injury in burn victims is also common and increasing as a cause of death in severe burn injury.  Carbon monoxide and cyanide poisoning is also an issue.  Supplemental oxygen and mechanical ventilation are often required and are the mainstay of supportive care treatment.  Recently continuous renal replacement therapy has been used to treat patients with acute kidney injury with an improvement in survival compared to a historical control cohort.  We believe CytoSorb™ therapy may yield improved results.  We are not aware of any specific products approved to directly address inhalational lung injury or multiple organ failure in severe burn injury.

Trauma

Trauma management initially involves respiratory, hemodynamic and physical stabilization of the patient.  However, in the days to weeks that ensue, the focus shifts to preventing or treating organ failure and preventing or treating infection.  We are not aware of any specific therapies to prevent or treat multiple organ dysfunction or multiple organ failure in trauma.  Rhabdomyolysis, or the breakdown of muscle fibers due to crush injury or other means, occurs in trauma and can lead to acute kidney injury or renal failure. Aggressive hydration, urine alkalinzation, and forced diuresis are the main therapies to prevent renal injury.  Continuous hemodiafiltration with super-high-flux membranes has demonstrated modest myoglobin clearance but was associated with albumin loss.  In general, however, most extracorporeal therapies are not well-suited to remove myoglobin.  We have developed a polymer resin that removes myoglobin efficiently without major losses of albumin.

Severe Acute Pancreatitis

Treatment of severe acute pancreatitis is predominantly supportive care focused on aggressive hydration, intravenous nutrition and pain control.  Mechanical ventilation, hemodialysis and vasopressor use is common in cases of multiple organ failure.  In cases where cholelithiasis or other obstruction is the underlying cause of the pancreatitis, endoscopic retrograde cholangiopancreatography and/or stent placement can be used to relieve the obstruction.  Antibiotics are often instituted to prevent or treat infection. Surgery is sometimes indicated to remove or drain necrotic or infected portions of the pancreas.  To our knowledge, there are no other specific treatments approved to treat severe acute pancreatitis or multiple organ failure that is caused by systemic inflammation in this disease.

Cardiopulmonary Bypass Surgery

There is currently a pre-existing market for the use of leukocyte reduction filters sold by Pall Corporation, Terumo Medical Corporation and others in the cardiopulmonary bypass circuit.  The purpose of these devices is to reduce cytokine-producing white blood cells from blood.  They do not remove cytokines directly and are not considered by many to be an effective solution for cytokine reduction.  We are not aware of any practical competitive approaches for removing cytokines in CPB patients. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome and cytokine production still remain a problem in this less invasive, but more technically challenging procedure.  If successful, CytoSorb™ is expected to be useful in both on-pump and off-pump procedures.

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

We received approval from the German Ethics Committee in July of 2007 to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.

In April 2009, we submitted a protocol revision to expand the options for anti-coagulation that the clinical sites may use, and to increase the total number of patients that may be enrolled from 80 to 100 patients.  This revision has been approved by the German Ethics Committee. We believe that the revised protocol has enabled more sites to participate in the study, and has helped accelerate patient enrollment through greater access to potential candidates.

Additionally, we updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

We are currently finalizing our European Sepsis clinical trial and to date have enrolled ninety eight (98) patients with the participation of fourteen hospital units.  The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011 the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorbTM device as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.

The Company is preparing to increase the manufacturing of its CytoSorbTM device for a controlled-market release in the second half of 2011 in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorbTM for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies the Company intends to begin commercializing its product in Europe before the end of 2011.

The clinical protocol for our European Sepsis Trial was designed to allow us to gather information to support future U.S. studies. In the event we are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510(k) or PMA registration. No assurance can be given that our CytoSorb™ product will work as intended in these studies or that we will be able to obtain FDA approval to sell CytoSorb™ in the United States.  Even though we have obtained CE Mark approval, there is no guarantee or assurance that we will be successful in obtaining FDA approval in the United States or approval in any other country or jurisdiction.

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

In addition, in September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of adsorbent polymer technology in the treatment of severe sepsis. The study, which lasted for a total of five years, commenced in September 2005.  Under a SubAward Agreement, we worked with researchers at the University of Pittsburgh - Critical Care Medicine Department. We believe that the only polymers used in this study were polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for our efforts in support of the grant during 2006 through 2010 , we received approximately $402,000.

In October 2010 CytoSorbents was awarded a grant of approximately $489,000 from the federal Qualifying Therapeutic Discovery Project (QTDP) program for two products in its pipeline including the development of CytoSorb™ for the treatment of sepsis and other critical care illnesses.  The Company received half of the grant in November 2010 and the second half in February 2011.

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

In March 2011 the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorbTM device as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the E.U.

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

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, investigational device exemption (IDE) regulations must be complied with in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review the PMA application that contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

In the United States, our CytoSorb™ and BetaSorb™ devices are classified as Class III (CFR 876.5870—Sorbent Hemoperfusion System) 510(k) devices, but may require pre-market approval (PMA) by the FDA.  In Europe, our devices are classified as Class IIb, and will need to conform to the Medical Devices Directive.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorbTM device will be approved for CE Mark labeling in other potential medical applications or that it will be approved for cytokine filtration in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

Sales and Marketing

We currently estimate, provided that we receive adequate and timely funding to support our planned activities and that our products continue to perform as expected in clinical studies, that we will commercialize in Europe. Initially, we plan to initiate a controlled market release of our product in certain key areas, to be followed by a broader launch to eventually include all of Germany, England, Italy, France and Spain and other countries in the E.U.  We plan to sell our products in the E.U. with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We hold 29 U.S. patents, some of which have foreign counterparts, and additional patent applications pending worldwide that cover various aspects of our technology. There can be no assurance that pending patent applications will result in issued patents, that patents issued to us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

Employees

As of December 31, 2010, we had six employees and utilize consultants who are not employees of the company as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

As of December 31, 2010 we had cash on hand of $1,055,669 and current liabilities of $2,257,637.  We will need additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products.  There can be no assurance that we will be successful in our capital raising efforts.

Our long-term capital requirements are expected to depend on many factors, including:

•	continued progress and cost of our research and development programs;
•	progress with pre-clinical studies and clinical studies;
•	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels;
•	market acceptance of our products; and
•	cost for training physicians and other health care personnel.

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

We are a development stage company and have been engaged primarily in research and development activities and have not generated any revenues to date. There can be no assurance that we will be able to successfully manage the transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, market adoption, marketing problems and additional costs and expenses that may exceed current estimates. Our proposed products will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization and for ongoing compliance for our CE Mark. We will also need to raise significant additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by the CE Mark. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any revenues or ever achieve and maintain a substantial level of sales of our products.

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2010, we had an accumulated deficit of $83,988,850, which included net losses of $2,908,865 for the year ended December 31, 2010 and $2,736,715 for the year ended December 31, 2009. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

 We depend upon key personnel who may terminate their employment with us at any time.

We currently have six employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; David Lamadrid, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett our Chief Medical Officer, who works with us on a consulting basis. These individuals do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our polymer products. Even with our approval to apply the CE Mark to our CytoSorbTM device as a cytokine filter, our products may not achieve market acceptance in the European countries that recognize and accept the CE Mark.   Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE Mark.  There is no guarantee that the Company will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals.  The degree of market acceptance will depend upon a number of factors, including:

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

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. Approval of our CytoSorbTM device as a cytokine filter as well as the data we have gathered in our clinical studies to support device usage in this indication may not be sufficient for market acceptance in the medical community.  We may also need to conduct additional clinical studies to gather additional data for marketing purposes.  If we are unable to obtain regulatory approval or commercialize and market our products when planned, we may not achieve any market acceptance or generate revenue.

Even with our approval to apply the CE Mark to our CytoSorbTM device as a cytokine filter, there can be no assurance that the data from our limited clinical studies will be viewed as sufficient by the medical community to support the purchase of our products in substantial quantities or at all.

The Company anticipates that CytoSorbTM will be eligible for payment in Germany from standard DRG reimbursement rates. However, we plan to seek additional reimbursement specifically for our product, both in Germany and in other European countries, to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

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

We have commenced the process of seeking regulatory approvals of our products, but the approval process involves lengthy and costly clinical studies and is, in large part, not in the control of the Company. The failure to obtain government approvals, internationally or domestically, for our polymer products, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the European market, the United States, in various states and in other foreign countries. In the United States and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary additional approvals to sell our products in the United States or other countries. Even if we do ultimately receive FDA approval for any of our products, we will be subject to extensive ongoing regulation.  While the Company has received approval from its Notified Body to apply the CE Mark to our CytoSorbTM device, we will be subject to extensive ongoing regulation and auditing requirements to maintain the CE Mark.

Our products will be subject to international regulation as medical devices under the Medical Device Directive. In Europe, which we expect to provide the initial market for our products, the Notified Body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the Notified Body under these laws. Current international regulations classify our CytoSorb™ device (the first product we intend to seek international approval for) as a Class IIb device. Even though we have received CE Mark certification of the CytoSorb™ device, there can be no assurance that we will be able to continue to comply with the required annual auditing requirements or other international regulatory requirements that may be applicable. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data may be required to establish reimbursement.

We have conducted limited clinical studies of our CytoSorb™ and BetaSorb™ device. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical studies on our products.   There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business.  Even though we have received approval to apply the CE  Mark to our CytoSorb device as a cytokine filter, there can be no assurance that we will be able to receive approval for other potential applications of CytoSorb™, or that we will receive regulatory clearances from other targeted regions or countries.

We rely extensively on research and testing facilities at various universities and institutions, which could adversely affect us should we lose access to those facilities.

Although we have our own research laboratories and clinical facilities, we collaborate with numerous institutions, universities and commercial entities to conduct research and studies of our products. We currently maintain a good working relationship with these parties. However, should the situation change, the cost and time to establish or locate alternative research and development could be substantial and delay gaining CE Mark for other potential applications and/or FDA approval and commercializing our products.

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

We are in the research and development and clinical study phase of product commercialization. We have received approval from our Notified Body to apply the CE Mark to our CytoSorbTM device  for commercial sale as a cytokine filter, but we will need to establish the capability to commercially manufacture our products in accordance with international regulatory requirements and maintain compliance on an ongoing basis. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

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

The Company anticipates that CytoSorbTM will be eligible for payment in Germany from standard DRG reimbursement rates. However, we plan to seek additional reimbursement specifically for our product, both in Germany and in other European countries, to help further drive adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

INVESTMENT RISKS

Directors, executive officers and principal stockholders own a significant percentage of the shares of Common Stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own approximately 14.4% of our outstanding shares of Common Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties.

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We issued an additional 5,486,107 shares of Series A Preferred Stock through December 31, 2010 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. Net of cumulative conversions into Common Stock through March 31, 2011, the Company has a total of 5,630,409 shares of Series A Preferred Stock issued and outstanding.  We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

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

Immediately following our June 2008 and August 2008 private placement, we issued a total of 52,931.47 shares of Series B 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,293,147. We issued an additional 28,653.77 shares of Series B Preferred Stock through December 31, 2010 to additional investors, and as dividends.  Net of cumulative conversions into Common Stock through March 31, 2011, the Company has a total of 60,965.69 shares of Series B Preferred Stock issued and outstanding.  We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series B Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum:

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

The Company submitted an original S-1 registration statement to the SEC on December 12, 2008.  The SEC replied with questions and a request to reduce the number of shares to be registered.  In May 2010 the Company filed to withdraw this registration statement.  The company intends to amend and refile the registration statement.  The Company has received a waiver from a majority of the Series B holders for the non-registration event and the timing of the Series B registration does not create a cross-default of the Series A Preferred Series.  There can be no assurance that the Company will receive such waiver from investors for any future items and no assurance the Company will still not incur penalties or prevent an Event of Default from occurring.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. In addition, our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which approximately 377,162,000 shares remain available for issuance and may be issued by us or issued through conversions of preferred stock or convertible notes without stockholder approval. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations will require an increased amount of management attention and external resources. In addition, prior to the merger, our current management team was not subject to these laws and regulations, as the Company was a private corporation. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We currently operate a facility near Princeton, New Jersey with approximately 7,657 sq. ft, housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in March 2013. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

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

In February 2008, Alkermes, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, alleging that our use of the name MedaSorb infringes on Alkermes’ registered trademark “MEDISORB.” In the action, Alkermes sought an injunction against our further use of the name MedaSorb. Pursuant to a Settlement Agreement dated June 18, 2008, to avoid any potential confusion with Alkermes’ similarly named product, the Company has ceased using the “MedaSorb” name in its wholly-owned subsidiary, through which the Company conducts all of its operational activities, and renamed our operating subsidiary CytoSorbents, Inc. as of November 2008. In May 2010 the Company has also changed the name of the parent company from MedaSorb Technologies Corporation to CytoSorbents Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades in the over-the-counter-market on the OTC Bulletin Board under the symbol “CTSO.” Prior to May 2010 our Common Stock traded under the symbol “MSBT”, but was changed to “CTSO” as part of our name change to CytoSorbents Corporation.  Our Common Stock began trading on such market on August 9, 2006. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Price
	High	Low

2006
Third quarter (from August 9)	$3.95	$1.25
Fourth quarter	$1.73	$0.57
2007
First quarter	$2.85	$1.04
Second quarter	$1.45	$0.40
Third quarter	$0.63	$0.16
Fourth quarter	$0.44	$0.14
2008
First quarter	$0.32	$0.15
Second quarter	$0.23	$0.10
Third quarter	$0.20	$0.07
Fourth quarter	$0.17	$0.03

2009
First quarter	$0.21	$0.08
Second quarter	$0.16	$0.05
Third quarter	$0.20	$0.04
Fourth quarter	$0.44	$0.13

2010
First quarter	$0.26	$0.15
Second quarter	$0.17	$0.07
Third quarter	$0.09	$0.07
Fourth quarter	$0.15	$0.09

The number of holders of record for our Common Stock as of December 31, 2010 was approximately 319. This number excludes individual stockholders holding stock under nominee security position listings.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2010, after giving effect to the merger and subsequent grants.  The Registrant had no options outstanding prior to the merger, and all of the options below were issued either in connection with the merger to former option holders of CytoSorbents or subsequently as new grants to employees, directors, and consultants.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	39,755,113		$0.44		244,887	(2)
Total	39,755,113	(3)	$0.44	(3)	644,887

(1)	Represents options that may be issued under our 2003 Stock Option Plan.

(2)
Represents the unadjusted number of options that may be issued under our 2006 Long-Term Incentive Plan.  The options available under the pool may be increased to maintain 15% of the fully diluted share count as needed.

(3)
Represents options to purchase (i) 118,667 shares of Common Stock at a price of $41.47 per share, (ii) 88,912 shares of Common Stock at a price of $31.52 per share, (iii) 35,488 shares of Common Stock at a price of $21.57 per share, (iv) 15,492 shares of Common Stock at a price of $19.91 per share, (v) 439,740 shares of Common Stock at a price of $6.64 per share, (vi) 173,000 shares of Common Stock at a price of $1.90 per share, (vii) 306,000 shares of Common Stock at a price of $1.65 per share, (viii) 400,000 shares of Common Stock at a price of $1.26 per share, (ix) 166,756 shares of Common Stock at a price of $1.25 per share, (x) 3,014,000 shares of Common Stock at a price of $0.25, (xi) 137,622 shares of Common Stock at a price of $0.22, (xii) 2,530,000 shares of Common Stock at a price of $0.173, (xiii) 2,365,000 shares of Common Stock at a price of $0.168, (xiv) 408,000 shares of Common Stock at a price of $0.166, (xv) 5,000 shares of Common Stock at a price of $0.159, (xvi) 2,000 shares of Common Stock at a price of $0.154, (xvii) 35,000 shares of Common Stock at a price of $0.143, (xviii) 13,300,000 shares of Common Stock at a price of $0.138, (xix) 302,000 shares of Common Stock at a price of $0.134, (xx) 30,000 shares of Common Stock at a price of $0.097, (xxi) 2,000 shares of Common Stock at a price of $0.09, (xxii) 7,000 shares of Common Stock at a price of $0.089, (xxiii) 2,753,858 shares of Common Stock at a price of $0.084, (xxiv) 115,000 shares of Common Stock at a price of $0.08, and (xxv) 13,004,578 shares of Common Stock at a price of $0.035.

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

Determination of Fair Value for Stock Dividend and Stock Based Compensation

Effective January 1, 2010 the Company has changed its basis for estimating the fair value of the preferred stock dividends from the underlying conversion prices of the Series A and Series B Preferred Stock, to a five day volume weighted average price of actual closing market prices for the Company’s common stock.  The Company believes that there has been relative improvement in stock trading volumes of its Common Stock over the past two years, and that this new market based methodology is a better proxy for fair valuation of its preferred stock dividends.

Effects of Recent Accounting Pronouncements

There have been no recently issued accounting standards which would have an impact on the Company’s financial statements.

PLAN OF OPERATIONS

We are a development stage company and expect to remain so for at least the next several quarters. We have not generated revenues to date and do not expect to do so until we commercialize our CytoSorbTM device.  In March 2011 after successfully completing our technical file review with our Notified Body, our CytoSorbTM device has been approved to apply the CE Mark as a cytokine filter.  We intend to continue to research and seek  the necessary regulatory approvals to sell our other proposed products, as well as potential label extensions of our current CE Mark. We are working to commercialize a blood purification technology that efficiently removes middle molecular weight toxins, such as cytokines, from circulating blood and physiologic fluids.

We are focusing our efforts on the commercialization of our CytoSorb™ product, which was recently approved by our Notified Body to apply the CE Mark as an extracorporeal cytokine filter.  The first indication for CytoSorb™ will be in the adjunctive treatment of sepsis, a systemic inflammatory response to a serious infection or traumatic event. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrations of cytokines in the bloodstream associated with sepsis and is intended for short-term use with standard of care therapy, that includes antibiotics.   To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorb™ device.

Following the sepsis indication, we intend to continue our research in other critical care illnesses where CytoSorb™ could be used, such as ARDS, trauma, severe burn injury and acute pancreatitis, or in other acute conditions that have demonstrated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits the CytoSorb™ device may have in removing drugs and other substances from blood and physiologic fluids.

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

We estimate that the market potential in Europe for our products is substantially equivalent to that in the U.S. Given the opportunity to conduct a much larger clinical study in Europe, and management’s belief that the path to a CE Mark should be faster than FDA approval, we have targeted Europe as the introductory market for our CytoSorb™ product. In July 2007 we prepared and filed a request for a clinical trial with a German Central Ethics Committee, which was subsequently approved, to conduct a clinical study of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.

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

These changes were intended to optimize the accuracy of our cytokine data for CE Mark submission.  The proposed protocol changes and rationale for change were submitted to the German Ethics Committee and approved.  Given several changes to the protocol, some of the cytokine data, including the first 22 patients, will not be statistically comparable to the latter half of the patients enrolled in the study.   While the company is continuing to review and analyze all patient data in the aggregate, including secondary and exploratory endpoints, the primary use of the data from the first 22 patients were used to support our CE Mark application from a safety perspective.

We are currently finalizing our European Sepsis clinical trial and to date have enrolled ninety eight (98) patients with the participation of fourteen hospital units.  The Sepsis Trial has successfully demonstrated the CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011 the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorbTM device as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.

The Company is preparing to increase the manufacturing of its CytoSorbTM device for a controlled-market release in the second half of 2011 in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorbTM for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies the Company intends to begin commercializing its product in Europe before the end of 2011.

The clinical protocol for our European Sepsis Trial was designed to allow us to gather information to support future U.S. studies. In the event we are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510(k) or PMA registration. No assurance can be given that our CytoSorb™ product will work as intended or that we will be able to obtain FDA approval to sell CytoSorb™ in the United States.  Even though we have obtained CE Mark approval, there is no guarantee or assurance that we will be successful in obtaining FDA approval in the United States or approval in any other country or jurisdiction.

Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

Results of Operations

Our research and development costs were $1,757,370 and $1,961,960 for the years ended December 31, 2010 and 2009, respectively. We have experienced substantial operating losses since inception. As of December 31, 2010, we had an accumulated deficit of $83,988,850, which included net losses of $2,908,865 and $2,736,715 for the years ended December 31, 2010 and December 31, 2009 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $2,516,757 and $2,719,410 for the years ended December 31, 2010 and December 31, 2009 respectively. Legal, financial, and other consulting costs were $307,262 and $307,952 for the years ended December 31, 2010 and 2009, respectively.

Interest (income) expense, net, in the amounts of $84,846 and $8,142 include interest and dividend income in the amounts of $915 and $10,484 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2010, we had cash on hand of $1,055,669 and current liabilities of $2,257,637.  In January and February 2011 we received approximately $775,000 as proceeds from the sale of 6,232,806 shares of Common Stock per the Purchase Agreement with LPC (See Note 11 of the consolidated financial statements) at an average price of approximately $0.124 per share of Common.  In February 2011 the Company issued 24-month Promissory Notes in the principal amount of $1,250,000, which accrue interest at the rate of 8% per annum, which are further described in Note 11 to the consolidated financial statements.

We believe that we have sufficient cash to fund our operations into the fourth quarter of 2011, following which we will need additional funding before we can complete additional clinical studies and commercialize our products.  The Company has received SEC approval for a registration statement filed for the funding agreement with Lincoln Park Capital Fund LLC.  Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 9 of Financial Statements) The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

This Annual Report has been prepared assuming we will continue as a going concern, and the auditors’ report on the financial statements expresses substantial doubt about our ability to continue as a going concern.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any changes in our internal controls over financial reporting that occurred during our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2010, management conducted tests of our internal controls over financial reporting in accordance with the standards set forth by the U.S. Securities and Exchange Commission (“SEC”).  In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting.

In management’s opinion, based on the assessment completed as at December 31, 2010, our internal controls over financial reporting are operating effectively.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Phillip Chan, MD	40	President and Chief Executive Officer, Director

Al Kraus	66	Chairman of the Board

Joseph Rubin, Esq.	72	Director

Edward R. Jones, MD, MBA	62	Director

James Gunton	44	Director

Vincent Capponi	53	Chief Operating Officer

David Lamadrid	40	Chief Financial Officer

Robert Bartlett, MD	71	Chief Medical Officer

Phillip Chan, MD, PhD. Dr. Chan became a director of the Company in 2008 and since January 2009 is also Chief Executive Officer.  Prior to CytoSorbents, Dr. Chan led healthcare and life science investments as Partner for the NJTC Venture Fund.  Dr. Chan co-founded Andrew Technologies, a medical device company developing novel surgical instruments for plastic surgery. He is a Board-certified Internal Medicine physician with a strong background in clinical medicine and research. Dr. Chan received his MD and PhD from the Yale University School of Medicine and completed his Internal Medicine residency at Beth Israel Deaconess Medical Center at Harvard. He also holds a BS in cell and molecular biology from Cornell University.

Al Kraus. Mr. Kraus has been a director of the Company since 2003 and up until the end of 2008 was the Company’s President and CEO.  Mr. Kraus currently serves as Chairman of the Board of Directors.  Mr. Kraus has more than twenty-five years’ experience managing companies in the dialysis, medical device products, personal computer and custom software industries. Prior to joining us, from 2001 to 2003, Mr. Kraus was President and CEO of NovoVascular Inc., an early stage company developing coated stent technology. From 1996 to 1998, Mr. Kraus was President and CEO of Althin Healthcare and from 1998 to 2000, of Althin Medical Inc., a manufacturer of products for the treatment of end stage renal disease. While CEO of Althin, he provided strategic direction and management for operations throughout the Americas. From 1979 to 1985, Mr. Kraus was U.S. Subsidiary Manager and Chief Operating Officer of Gambro Inc., a leading medical technology and healthcare company. Mr. Kraus was the Chief Operating Officer of Gambro when it went public in the United States in an offering led by Morgan Stanley.

Joseph Rubin, Esq. Mr. Rubin became a director of the Company in 1997. Mr. Rubin is a founder and Senior Partner of, Rubin & Bailin, LLP an international and domestic corporate and commercial law firm in New York City, where he has practiced law since 1986. Mr. Rubin also teaches at the Columbia University School of International and Public Affairs, where he is also Executive Director of the International Technical Assistance Program for Public Affairs (ITAP). Mr. Rubin was Adjunct Professor at the Columbia University Graduate School of Business from 1973 to 1994, and taught at Columbia Law School in 1996. Mr. Rubin received his law degree from Harvard Law School, and his B.A., MIA, and M.Phil degrees in political science and international relations from Columbia University.

Edward R. Jones, MD, MBA. Dr. Jones has been a director of the Company since April 2007. Dr. Jones is an attending physician at the Albert Einstein Medical Center and Chestnut Hill Hospital as well as Clinical Professor of Medicine at Temple University Hospital. Dr. Jones has published or contributed to the publishing of 30 chapters, articles, and abstracts on the subject of treating kidney-related illnesses. He is a sixteen-year member of the Renal Physicians Association, the Philadelphia County Medical Society and a past board member of the National Kidney Foundation of the Delaware Valley. Dr. Jones is also the President of the Renal Physicians Association.

James Gunton. Mr. Gunton became a director of the Company in 2008. He is a cofounder of the NJTC Venture Fund. Mr. Gunton has been investing in privately-held growth technology companies for fifteen years. Before co-founding in 2001 the $80 million NJTC Venture Fund, Jim was a manager at Oracle Corporation in the Silicon Valley. He represents NJTC Venture Fund at nine portfolio companies and is a former Governor of the National Association of Small Business Investment Companies. Jim earned a BS from Stanford University and an MBA with distinction from Duke University.

Vincent Capponi. Mr. Capponi joined the Company as Vice President of Operations in 2002 and became its Chief Operating Officer in July 2005. He has more than 20 years of management experience in medical device, pharmaceutical and imaging equipment at companies including Upjohn, Sims Deltec and Sabratek. Prior to joining CytoSorbents in 2002, Mr. Capponi held several senior management positions at Sabratek and its diagnostics division GDS, and was interim president of GDS diagnostics in 2001. From 1998 to 2000, Mr. Capponi was Senior Vice President and Chief Operating Officer for Sabratek and Vice President Operations from 1996 to 1998. He received his MS in Chemistry and his BS in Chemistry and Microbiology from Bowling Green State University.

David Lamadrid.  Mr. Lamadrid has been with the Company since 2000 and has served as its Chief Financial Officer since October 2002. He has over 18 years of business experience in finance and operations. Prior to joining CytoSorbents in 2000, Mr. Lamadrid was a financial analyst at Chase Manhattan Bank working in the Middle Market Banking Group. Mr. Lamadrid received his MBA from New York University, a BS in Finance from St. John’s University, and an AAS in Accounting from S.U.N.Y. Rockland.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments filed with the SEC by persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that, all reporting requirements under Section 16(a) for the 2010 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2010, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)		Total ($)
Phillip Chan
Chief Executive Officer	2010	216,351		-0-	201,307	(2)	417,658
	2009	216,351		-0-	12,971	(3)	229,322

Vincent Capponi,
Chief Operating Officer	2010	205,303		200	184,448	(4)	389,951
	2009	205,303		200	510	(5)	206,013
	2008	195,527		150	155,795	(6)	351,472

David Lamadrid,
Chief Financial Officer	2010	189,086	(12)	200	164,418	(7)	353,704
	2009	189,992	(13)	200	510	(8)	190,702
	2008	157,630		150	196,555	(9)	354,335

Dr. Robert Bartlett
Chief Medical Officer	2010	50,000		-0-	57,331	(10)	107,331
	2009	50,000		-0-	73	(11)	50,073

(1)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2010.

(2)
Reflects options to purchase 500,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 4, 2011, vests and becomes exercisable as to 100,000 shares on January 4, 2012, vests and becomes exercisable as to 100,000 shares on January 4, 2013, and vests and becomes exercisable as to 100,000 shares on January 4, 2014.  Reflects options to purchase 3,350,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010.  The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development.  As of the date of this filing, none of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.

(3)
Reflects options to purchase 2,503,858 shares of Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2019. This option vested and became exercisable as to 1,251,929 shares on the date of grant, and vested and became exercisable as to 1,251,929 shares on January 8, 2010.

(4)
Reflects options to purchase 500,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 4, 2011, vests and becomes exercisable as to 100,000 shares on January 4, 2012, vests and becomes exercisable as to 100,000 shares on January 4, 2013, and vests and becomes exercisable as to 100,000 shares on January 4, 2014.  Reflects options to purchase 3,000,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010.  The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development.  As of the date of this filing, none of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.

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

(7)
Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 80,000 shares on the date of grant, vested and became exercisable as to 80,000 shares on January 4, 2011, vests and becomes exercisable as to 80,000 shares on January 4, 2012, vests and becomes exercisable as to 80,000 shares on January 4, 2013, and vests and becomes exercisable as to 80,000 shares on January 4, 2014.  Reflects options to purchase 2,750,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010.  The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development.  As of the date of this filing, none of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.

(8)
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

(9)
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

(10)
Reflects options to purchase 175,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 35,000 shares on the date of grant, vested and became exercisable as to 35,000 shares on January 4, 2011, vests and becomes exercisable as to 35,000 shares on January 4, 2012, vests and becomes exercisable as to 35,000 shares on January 4, 2013, and vests and becomes exercisable as to 35,000 shares on January 4, 2014.  Reflects options to purchase 900,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010.  The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development.  As of the date of this filing, none of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.

(11)
Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2014. This option vested and became exercisable as to 12,500 shares on January 8, 2010, vested and became exercisable as to 12,500 shares on January 8, 2011; vests and becomes exercisable as to 12,500 shares on January 8, 2012, and vests and becomes exercisable as to 12,500 shares on January 8, 2013.

(12)	Amount includes payments in the approximate amount of $14,086 for certain other expenses pursuant to an employment agreement.

(9)	Amount includes payments in the approximate amount of $14,992 for certain other expenses pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2010, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Phillip Chan	15,000		0.08	(1)	12/31/18
	2,503,858		0.084	(1)	1/8/19
	100,000	400,000	0.173	(2)	1/4/20
		3,350,000	0.138	(3)	5/5/20

Vincent Capponi	50,000		1.65	(1)	12/31/16
	1,100,000		0.25	(1)	01/16/18
	1,687,500	562,500	0.035	(4)	06/25/18
	200,000	200,000	0.168	(5)	01/28/19
	100,000	400,000	0.173	(6)	1/4/20
		3,000,000	0.138	(3)	5/5/20

David Lamadrid	150,000		1.90	(1)	01/16/17
	1,400,000		0.25	(1)	01/16/18
	2,062,500	687,500	0.035	(7)	06/25/18
	200,000	200,000	0.168	(8)	01/28/19
	80,000	320,000	0.173	(9)	1/4/20
		2,750,000	0.138	(3)	5/5/20

Robert Bartlett	12,500	37,500	0.084	(10)	01/08/14
	35,000	140,000	0.173	(11)	1/4/20
		900,000	0.138	(3)	5/5/20

(1)	Fully vested

(2)
Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.

(3)
Vests and becomes exercisable at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development.  As of the date of this filing, none of these options have been approved for vesting by the Board of Directors.

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

(6)
Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.

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

(9)
Vests and becomes exercisable as to (i) 80,000 shares on January 4, 2010; (ii) 80,000 shares on January 4, 2011; (iii) 80,000 shares on January 4, 2012; (iv) 80,000 shares on January 4, 2013; and (v) 80,000 shares on January 4, 2014.

(10)	Vests and becomes exercisable as to (i) 12,500 shares on January 8, 2010; (ii) 12,500 shares on January 8, 2011; (iii)12,500 shares on January 8, 2012 and (iv) 12,500 shares on January 8, 2013.

(11)
Vests and becomes exercisable as to (i) 35,000 shares on January 4, 2010; (ii) 35,000 shares on January 4, 2011; (iii) 35,000 shares on January 4, 2012; (iv) 35,000 shares on January 4, 2013; and (v) 35,000 shares on January 4, 2014.

Director Compensation

The following table shows for the fiscal year ended December 31, 2010 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2010

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Joseph Rubin	8,000	5,987	(2)(3)	13,987

Edward R. Jones	8,000	5,987	(2)(4)	13,987

James Gunton (5)	—	—		—

Al Kraus	20,000	—	(6)	20,000

Phillip Chan (7)	—	—		—

(1)
The value of option awards granted to directors has been estimated pursuant to the recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2010.

(2)	Fully vested

(3)
In connection with his service as a director in 2010 we issued Mr. Rubin options to purchase 100,000 shares of our Common Stock at an exercise price of $0.134 per share, which were granted on December 31, 2010 and expire on December 31, 2020.

(4)
In connection with his service as a director in 2010 we issued Dr. Jones options to purchase 100,000 shares of our Common Stock at an exercise price of $0.134 per share, which were granted on December 31, 2010 and expire on December 31, 2020.

(5)
In connection with Mr. Gunton’s service as a director in 2010, the NJTC Venture Fund was entitled to receive options to purchase 108,000 shares of our Common Stock.  These options were issued as follows: options to purchase 2,000 shares of our Common Stock at an exercise price of $0.154 per share, which were granted on March 31, 2010 and expire on March 31, 2020; options to purchase 2,000 shares of our Common Stock at an exercise price of $0.089 per share, which were granted on June 30, 2010 and expire on June 30, 2020; options to purchase 2,000 shares of our Common Stock at an exercise price of $0.09 per share, which were granted on September 30, 2010 and expire on September 30, 2020; and options to purchase 102,000 shares of our Common Stock at an exercise price of $0.134 per share, which were granted on December 31, 2010 and expire on December 31, 2020.

(6)
Pursuant to an agreement and in connection with Mr. Kraus’ service as a director in 2010 we issued options to purchase 100,000 shares of our Common Stock at an exercise price of $0.166 per share, which were granted on December 31, 2009 and expire on December 31, 2019.

(7)
Effective July 24, 2008, Dr. Chan was appointed to the Company’s Board of Directors and Compensation Committee.  Effective January 1, 2009, Dr. Chan entered into an employment agreement becoming interim Chief Executive Officer of the Company.  In January 2009, Dr. Chan resigned his position as a member on the Compensation Committee.  During 2010 Dr. Chan was an employee Director and was not eligible to receive compensation for Director services.

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

In connection with his appointment as Chairman of the Board in January 2009, we agreed to compensate Mr. Kraus at the rate of $20,000 per annum, and on January 8, 2009 we issued Mr. Kraus a ten year option to purchase 200,000 shares of our Common Stock at a price of $0.084 per share.  In December 2009 we issued Mr. Kraus an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.166 per share.  Additionally for services performed as Chief Executive Office of the company through December 31, 2008, the Board approved a 10 year option to purchase 450,000 shares of our Common Stock at a price of $0.168 per share on January 28, 2009.  In January 2011, we renewed the agreement with Al Kraus, as Chairman of the Board of Directors for an additional two year term period.

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

Employment Agreements with Named Executive Officers

Phillip Chan

Effective April 9, 2010, we renewed the employment agreement by and between Dr. Phillip Chan and the Company as full-time Chief Executive Officer retroactive to January 1, 2010.  Per the terms of the agreement, we agree to pay Phillip Chan an initial annual base compensation of $216,351 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.  The Company is currently in the process of renewing this agreement.

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

Effective April 9, 2010, we renewed the employment agreement by and between Vincent Capponi and the Company as Chief Operating Officer retroactive to January 1, 2010. Per the terms of the agreement, we agree to pay Vincent Capponi an initial annual base compensation of $205,303 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.  The Company is currently in the process of renewing this agreement.

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

Effective April 9, 2010, we renewed the employment agreement by and between David Lamadrid and the Company as Chief Financial Officer retroactive to January 1, 2010.  Per the terms of the agreement, we agree to pay David Lamadrid an initial annual base compensation of $175,000 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to semiannual review by our Compensation Committee. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization. The Company is currently in the process of renewing this agreement.

Robert Bartlett

Effective January 1, 2010, we entered into a new consulting agreement with Dr. Robert Bartlett, pursuant to which his consulting will terminate on December 31, 2010. Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $50,000 payable in equal monthly installments of $4,166.67 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

 Effective April 9, 2010, we renewed the consulting agreement with Dr. Bartlett retroactive to January 1, 2010.  Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $50,000 payable in equal monthly installments of $4,166.67 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization. The Company is currently in the process of renewing this agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of March 31, 2011, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED1
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

	—	—

Directors and Executive Officers

Al Kraus(2)	10,244,501	6.9%

Phillip Chan (3)	3,571,740	2.5%

David Lamadrid (4)	4,076,234	2.8%

Vince Capponi (5)	3,755,586	2.6%

Joseph Rubin (6)	1,113,514	*

Robert Bartlett (7)	95,000	*

James Gunton (8)	15,000	*

Edward R. Jones (9)	282,500	*

All directors and executive officers as a group (eight persons)(10)	23,154,075	14.4%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 31, 2011 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 139,576,642 shares of Common Stock outstanding as of March 31, 2011.

2	Includes 8,850,870 shares of Common Stock issuable upon exercise of stock options.

3
Includes 666,215 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 100,000 shares of Common Stock issuable upon conversion of Convertible Note, and 2,805,525 shares of Common Stock issuable upon exercise of warrants and stock options.

4	Includes 4,072,500 shares of Common Stock issuable upon exercise of stock options.

5	Includes 3,337,500 shares of Common Stock issuable upon exercise of stock options.

6
Includes 3,044 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 461,464 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 566,742 shares of Common Stock issuable upon exercise of warrants and stock options. Does not include shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

7	These shares are issuable upon exercise of stock options.

8	These shares are issuable upon exercise of stock options.

9	These shares are issuable upon exercise of stock options.

10
Includes an aggregate of 3,044 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 1,127,679 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 100,000 shares of Common Stock issuable upon conversion of Convertible Notes, and 20,025,637 shares of Common Stock issuable upon exercise of warrants and stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2010, we owed Mr. Rubin’s firm approximately $19,200 in respect of legal services provided by his firm to us.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, Al Kraus, formerly an employee, and Phillip Chan, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, PC  for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by WithumSmith+Brown, PC during those years.

	2010	2009

Audit fees (1)	$105,300	$116,930
Audit related fees	—	—
Tax fees	9,710	5,460
All other fees	—	—

Total fees	$115,010	$122,390

(1)
Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statement on Form S-1 and S-8, and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2010 our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2011.

CYTOSORBENTS CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	March 31, 2011
Phillip Chan	Executive Officer) and Director

/s/ David Lamadrid	Chief Financial Officer (Principal	March 31, 2011
David Lamadrid	Accounting and Financial Officer)

/s/ Al Kraus	Chairman of the Board	March 31, 2011
Al Kraus

/s/ Joseph Rubin	Director	March 31, 2011
Joseph Rubin, Esq.

/s/ Edward R. Jones	Director	March 31, 2011
Edward R. Jones

/s/ James Gunton	Director	March 31, 2011
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,
CytoSorbents Corporation:

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (a development stage company), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of CytoSorbents Corporation for the period from January 22, 1997 (date of inception) to December 31, 2000.  Such statements are included in the cumulative total from inception to December 31, 2010 on the consolidated statements of operations and cash flows and reflect a net loss of 26.6% of the related cumulative total.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from January 22, 1997 (date of inception) to December 31, 2000 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoSorbents Corporation as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
March 31 2011

********** This report is a copy of a previously issued report and has not been reissued by Arthur
Andersen pursuant to rule 2-02(e) of Regulation SX **********

Report of Independent Public Accountants

To the Board of Directors and Stockholders,
CytoSorbents Corporation:

We have audited the accompanying balance sheets of CytoSorbents Corporation (a development stage company), as of December 31, 2000 and 1999, and the related statements of operations, changes in members’ equity and cash flows for the period from inception (January 22, 1997) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoSorbents Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from inception (January 22, 1997) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen, LLP

New York, New York
December 27, 2001

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$1,055,669	$1,595,628
Prepaid expenses and other current assets	344,536	369,091

Total current assets	1,400,205	1,964,719

Property and equipment – net	144,146	18,853

Other assets	267,575	254,908

Total long-term assets	411,721	273,761

Total Assets	$1,811,926	$2,238,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$817,701	$852,167
Accrued expenses and other current liabilities	401,418	118,598

Total current liabilities	1,219,119	970,765

Notes Payable:
Convertible notes payable, net of debt discount in the amount of $257,862	1,077,388	—

Total Long Term Liabilities	1,077,388	—

Total liabilities	2,296,507	970,765
Commitments and Contingencies

Stockholders Equity/(Deficiency):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at December 31, 2010 and 2009, respectively; 60,973.11 and 68,723.88 issued and outstanding , respectively	61	69
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at December 31, 2010 and 2009, respectively; 5,826,409 and 6,255,813 shares issued and outstanding, respectively	5,826	6,256
Common Stock, Par Value $0.001, 500,000,000 shares authorized at December 31, 2010 and 2009, respectively; 122,838,411 and 66,374,856 shares issued and outstanding, respectively	122,838	66,375
Additional paid-in capital	83,375,544	80,097,536
Deficit accumulated during the development stage	(83,988,850)	(78,902,521)
Total stockholders’ equity/(deficiency)	(484,581)	1,267,715
Total Liabilities and Stockholders' Equity (Deficiency)	$1,811,926	$2,238,480

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2010	2009

Revenue	$—	$—	$—

Expenses:

Research and development	48,011,093	1,757,370	1,961,960
Legal, financial and other consulting	7,615,239	307,262	307,952
General and administrative	23,826,284	759,387	757,450
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	73,397,133	2,824,019	3,027,362

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest (income) expense, net	5,692,241	84,846	8,142
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—

Total other (income) expense, net	5,815,456	84,846	8,142

Loss before benefit from income taxes	79,212,589	2,908,865	3,035,504

Benefit from income taxes	(547,318)	—	(298,789)

Net loss	(78,665,271)	(2,908,865)	(2,736,715)

Preferred stock dividend	5,323,579	2,177,464	704,325

Net loss available to common shareholders	$(83,988,850)	$(5,086,329)	$(3,441,040)

Basic and diluted net loss per common share		$(0.05)	$(0.08)

Weighted average number of common stock outstanding		98,094,768	41,593,607

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2010

	Members Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Cap ital	Stage	Equity (Deficit)

Balance at January 22, 1997 (date of inception)	$—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—

Equity contributions	1,143,487	—	—	—	—	—	—	—	—	—	1,143,487

Subscriptions receivable	440,000	—	—	—	—	—	—	—	—	—	440,000

Technology contribution	4,550,000	—	—	—	—	—	—	—	—	—	4,550,000

Net loss	—	—	—	—	—	—	—	—	—	(5,256,012)	(5,256,012)

Balance at December 31, 1997	6,133,487	—	—	—	—	—	—	—	—	(5,256,012)	877,475

Equity contributions	2,518,236	—	—	—	—	—	—	—	—	—	2,518,236

Options issued to consultants	1,671	—	—	—	—	—	—	—	—	—	1,671

Subscriptions receivable	50,000	—	—	—	—	—	—	—	—	—	50,000

Net loss	—	—	—	—	—	—	—	—	—	(1,867,348)	(1,867,348)

Balance at December 31, 1998	8,703,394	—	—	—	—	—	—	—	—	(7,123,360)	1,580,034

Equity contributions	1,382,872	—	—	—	—	—	—	—	—	—	1,382,872

Equity issued to consultants	88,363	—	—	—	—	—	—	—	—	—	88,363

Recognition of deferred compensation	47,001	(47,001)	—	—	—	—	—	—	—	—	—

Amortization of deferred compensation	—	15,667	—	—	—	—	—	—	—	—	15,667

Subscriptions receivable	100,000	—	—	—	—	—	—	—	—	—	100,000

Net loss	—	—	—	—	—	—	—	—	—	(3,066,388)	(3,066,388)

Balance at December 31, 1999	10,321,630	(31,334)	—	—	—	—	—	—	—	(10,189,748)	100,548

Equity contributions	14,407,916	—	—	—	—	—	—	—	—	—	14,407,916

Equity issued to consultants	1,070,740	—	—	—	—	—	—	—	—	—	1,070,740

Warrants issued to consultants	468,526	—	—	—	—	—	—	—	—	—	468,526

Recognition of deferred compensation	27,937	(27,937)	—	—	—	—	—	—	—	—	—

Amortization of deferred compensation	—	46,772	—	—	—	—	—	—	—	—	46,772

Net loss	—	—	—	—	—	—	—	—	—	(10,753,871)	(10,753,871)

Balance at December 31, 2000	26,296,749	(12,499)	—	—	—	—	—	—	—	(20,943,619)	5,340,631

Equity contributions	13,411,506	—	—	—	—	—	—	—	—	—	13,411,506

Equity issued to consultants	161,073	—	—	—	—	—	—	—	—	—	161,073

Stock options issued to employee	2,847	—	—	—	—	—	—	—	—	—	2,847

Fees incurred in raising capital	(1,206,730)	—	—	—	—	—	—	—	—	—	(1,206,730)

Amortization of deferred compensation	—	12,499	—	—	—	—	—	—	—	—	12,499

Net loss	—	—	—	—	—	—	—	—	—	(15,392,618)	(15,392,618)

Balance at December 31, 2001	38,665,445	—	—	—	—	—	—	—	—	(36,336,237)	2,329,208

Equity contributions	6,739,189	—	—	—	—	—	—	—	—	—	6,739,189

Equity issued to consultants	156,073	—	—	—	—	—	—	—	—	—	156,073

Options issued to consultant	176,250	—	—	—	—	—	—	—	—	—	176,250

Options issued to employee	2,847	—	—	—	—	—	—	—	—	—	2,847

Fees incurred in raising capital	(556,047)	—	—	—	—	—	—	—	—	—	(556,047)

Forgiveness of loan receivable in exchange for equity	(1,350,828)	—	—	—	—	—	—	—	—	—	(1,350,828)

Net loss	—	—	—	—	—	—	—	—	—	(11,871,668)	(11,871,668)

Balance at December 31, 2002	43,832,929	—	—	—	—	—	—	—	—	(48,207,905)	(4,374,976)

Equity contributions	4,067,250	—	—	—	—	—	—	—	—	—	4,067,250

Equity issued to consultants	16,624	—	—	—	—	—	—	—	—	—	16,624

Change in fair value of management units	2,952,474	—	—	—	—	—	—	—	—	—	2,952,474

Options issued to consultant	65,681	—	—	—	—	—	—	—	—	—	65,681

Fees incurred in raising capital	(343,737)	—	—	—	—	—	—	—	—	—	(343,737)

Forgiveness of loan receivable in exchange for equity	(281,340)	—	—	—	—	—	—	—	—	—	(281,340)

Net loss	—	—	—	—	—	—	—	—	—	(6,009,283)	(6,009,283)

Balance at December 31, 2003	50,309,881	—	—	—	—	—	—	—	—	(54,217,188)	(3,907,307)

Equity contributions	512,555	—	—	—	—	—	—	—	—	—	512,555

Change in fair value of management units	(2,396,291)	—	—	—	—	—	—	—	—	—	(2,396,291)

Fees incurred in raising capital	(80,218)	—	—	—	—	—	—	—	—	—	(80,218)

Net Loss	—	—	—	—	—	—	—	—	—	(1,096,683)	(1,096,683)

Balance at December 31, 2004	48,345,927	—	—	—	—	—	—	—	—	(55,313,871)	(6,967,944)

Equity contributions	92,287	—	—	—	—	—	—	—	—	—	92,287

Settlement of accounts payable in exchange for equity	836,319	—	—	—	—	—	—	—	—	—	836,319

Conversion of convertible notes payable and accrued interest for equity	51,565	—	—	—	—	—	—	—	—	—	51,565

Change in fair value of management units	(14,551)	—	—	—	—	—	—	—	—	—	(14,551)

Fees incurred in raising capital	(92,287)	—	—	—	—	—	—	—	—	—	(92,287)

Reorganization from LLC to "C" Corporation	(49,219,260)	—	4,829,120	4,829	—	—	—	—	49,214,431	—	—

Net loss	—	—	—	—	—	—	—	—	—	(3,665,596)	(3,665,596)

Balance at December 31, 2005	—	—	4,829,120	4,829	—	—	—	—	49,214,431	(58,979,467)	(9,760,207)

Issuance of common stock for stock subscribed	—	—	240,929	241	—	—	—	—	799,644	—	799,885

Issuance of common stock to investor group for price protection	—	—	100,000	100	—	—	—	—	(100)	—	—

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	—	—	143,352	—	143,352

Issuance of 10% Series A Preferred Stock for cash	—	—	—	—	—	—	5,300,000	5,300	5,530,143	(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock	—	—	—	—	—	—	—	—	(620,563)	—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger	—	—	3,750,000	3,750	—	—	—	—	(3,750)	—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock	—	—	5,170,880	5,171	—	—	—	—	11,376,939	—	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction	—	—	10,000,000	10,000	—	—	—	—	990,000	—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered	—	—	778,274	779	—	—	—	—	587,035	—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock	—	—	(240,929)	(241)	—	—	799,885	800	30,194	(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock	—	—	—	—	—	—	303,700	303	303,397	(303,700)	—

Issuance of preferred stock for redemption of convertible note	—	—	—	—	—	—	1,000,000	1,000	1,204,640	(205,640)	1,000,000

Issuance of warrants to consultants for services	—	—	—	—	—	—	—	—	9,883	—	9,883

Issuance of warrants in exchange for accounts payable	—	—	—	—	—	—	—	—	192,311	—	192,311

Net loss	—	—	—	—	—	—	—	—	—	(7,671,580)	(7,671,580)

Balance at December 31, 2006	—	—	24,628,274	24,629	—	—	7,403,585	7,403	69,757,556	(67,426,583)	2,363,005

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	—	—	498,955	—	498,955

Issuance of common stock in settlement of accounts payable	—	—	11,501	11	—	—	—	—	22,991	—	23,002

Conversion of preferred stock into common stock	—	—	405,157	405	—	—	(506,446)	(506)	101	—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event	—	—	—	—	—	—	1,122,369	1,122	1,121,246	(760,872)	361,496

Net loss	—	—	—	—	—	—	—	—	—	(3,350,754)	(3,350,754)

Balance at December 31, 2007	—	—	25,044,932	25,045	—	—	8,019,508	8,019	71,400,849	(71,538,209)	(104,296)

Stock based compensation - employees, consultants and directors	—	—	—	—	—	—	—	—	363,563	—	363,563

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	830,384	831	277,087	(277,918)	—

Issuance of Series B Preferred Stock for cash and conversion of $175,000 of convertible debt	—	—	—	—	52,931.47	53	—	—	5,657,842	(364,747)	5,293,148

Cost of raising capital associated with issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	(215,398)	—	(215,398)

Issuance of Series B Preferred Stock as dividends	—	—	—	—	2,627.17	2	—	—	262,715	(262,717)	—

Issuance of warrants upon conversion of convertible notes payable into Series B Preferred Stock	—	—	—	—	—	—	—	—	40,354	—	40,354

Conversion of Series A Preferred stock into common	—	—	218,585	219	—	—	(56,832)	(57)	(162)	—	—

Net loss	—	—	—	—	—	—	—	—	—	(3,017,890)	(3,017,890)

Balance at December 31, 2008	—	—	25,263,517	25,264	55,558.64	55	8,793,060	8,793	77,786,850	(75,461,481)	2,359,481

Stock based compensation - employees, consultants and directors	—	—	—	—	—	—	—	—	236,705	—	236,705

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	789,610	789	110,809	(111,598)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	5,860.22	6		—	—	586,017	(586,023)	—

Exercise of warrants	—	—	—	—	13,357.52	13		—	—	1,335,741	—	1,335,754

Warrant modification as inducement to exercise	—	—	—	—	—	—		—	—	14,885	—	14,885

Conversion of notes payable and accrued interest to Series B Preferred Shares	—	—	—	—	576.05	1		—	—	64,308	(6,704)	57,605

Conversion of Series A and B Preferred stock into common	—	—	41,111,339	41,111	(6,628.55)		(6)	(3,326,857)	(3,326)	(37,779)	—	—

Net loss	—	—	—	—	—	—		—	—	—	(2,736,715)	(2,736,715)

Balance December 31, 2009	—	—	66,374,856	66,375	68,723.88	69		6,255,813	6,256	80,097,536	(78,902,521)	1,267,715

Stock based compensation - employees, consultants and directors	—	—	—	—	—	—		—	—	149,325	—	149,325

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—		590,159	590	167,992	(168,582)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	6,232.81	6		—	—	2,008,876	(2,008,882)	—

Conversion of Series A and Series B Preferred into Common	—	—	47,824,298	47,824	(13,983.58)	(14)		(1,019,563)	(1,020)	(46,790)	—	—

Issuance of common stock for cash	—	—	7,174,186	7,174	—	—		—	—	742,825	—	749,999

Cost of raising capital	—	—	1,465,071	1,465	—	—		—	—	(51,025)	—	(49,560)

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes	—	—	—	—	—	—		—	—	306,805	—	306,805

Net loss	—	—	—	—	—	—		—	—	—	(2,908,865)	(2,908,865)

Balance at December 31, 2010	$-	$-	122,838,411	$122,838	60,973.11	$61		5,826,409	$5,826	$83,375,544	$(83,988,850)	$(484,581)

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2010	2009

Cash flows from operating activities:
Net loss	$(78,665,271)	$(2,908,865)	$(2,736,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultants for services	30,000	—	—
Depreciation and amortization	2,410,265	17,804	51,695
Amortization of debt discount	1,048,943	48,943	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	14,885
Expense for issuance of options	1,639,525	149,325	236,705
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(616,084)	24,555	(252,088)
Other assets	(56,394)	—	10,239
Accounts payable and accrued expenses	2,988,562	190,980	666
Accrued interest	1,823,103	—	—

Net cash used by operating activities	(58,748,882)	(2,477,258)	(2,674,613)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,366,288)	(139,356)	(6,411
Patent costs	(461,740)	(26,093)	(7,917)
Purchases of short-term investments	(393,607)
Proceeds from sale of short-term investments	393,607	—	199,607
Loan receivable	(1,632,168)	—	—

Net cash (used) provided by investing activities	(4,427,705)	(165,449)	185,279

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	43,814,450	767,498	1,335,754
Proceeds from borrowing	9,938,881	1,335,250	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	64,232,256	2,102,748	1,335,754

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2010	2009

Net increase (decrease) in cash and cash equivalents	1,055,669	(539,959)	(1,153,580)
Cash and cash equivalents at beginning of period	—	1,595,628	2,749,208
Cash and cash equivalents at end of period	$1,055,669	$1,055,669	$1,595,628

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash financing activities:
Debt discount in connection with issuance of convertible debt	$306,805	$306,805	—
Fair value of shares issued as costs of raising capital	$229,606	$229,606
Note payable principal and interest conversion to equity	$10,434,319	$—	$57,605
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$—
Preferred stock dividends	$5,323,579	$2,177,464	$704,325

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the years ended December 31, 2010 and 2009, 13,983.58 and 6,628.55 Series B Preferred Shares were converted into 38,628,675 and 18,310,911 Common Shares, respectively. During the years ended December 31, 2010 and 2009, 1,019,563 and 3,326,857 Series A Preferred Shares were converted into 9,195,623 and 22,800,428 Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2010, 20,612.13 Series B Preferred Shares and 4,909,698 Series A Preferred Shares were converted into 56,939,586 and 32,619,793 Common Shares, respectively.

During the years ended December 31, 2010 and 2009, no shares of Series  B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable.  For the period from January 22, 1997 (date of inception) to December 31, 2010, 553,629 Series A Preferred Shares and -0- Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION
(a development stage company)
Notes to Consolidated Financial Statements

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), formerly known as Gilder Enterprises, Inc., and CytoSorbents, Inc. its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.”

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2010 of $83,988,850. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 29 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2.      PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of December 31, 2010, the Company has not commenced commercial operations and, accordingly, is in the development stage. The Company has yet to generate any revenue and has no assurance of future revenue.

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

For the years ended December 31, 2010 and December 31, 2009,the Company’s operating results include grant income of approximately $604,000 and $99,000, which were recorded as a reduction of research and development expenses during each year.  Grant income received during the year ended December 31, 2010 was primarily composed of approximately $489,000 in Qualified Therapeutic Discovery Project grants (“QTDP”) under Section 48D of the Internal Revenue Code, as enacted under the Patient Protection and Affordable Care Act of 2010.

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

The Company follows the accounting standards associated with uncertain tax provisions.  The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position.  Upon adoption of this accounting standard, the Company had no unrecognized tax benefits.  Furthermore, the Company had no unrecognized tax benefits at December 31, 2010.  The Company files tax returns in the U.S. federal and state jurisdictions.  The Company currently has no open years prior to December 31, 2007 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

Effects of Recent Accounting Pronouncements

There have been no recently issued accounting standards which would have an impact on the Company’s financial statements.

3.      PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

December 31,	2010	2009	Depreciation/ Amortization Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,867,323	1,737,652	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,460,318	2,330,647
Less accumulated depreciation and amortization	2,316,172	2,311,794
Property and Equipment, Net	$144,146	$18,853

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $4,378 and $39,615, respectively. Depreciation expense from inception to December 31, 2010 amounted to $2,343,261.

4.      OTHER ASSETS:

Other assets consist of the following:

December 31,	2010	2009

Intangible assets, net	$211,181	$198,514
Security deposits	56,394	56,394
Total	$267,575	$254,908

Intangible assets consist of the following:

December 31,	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$278,183	$67,002	$252,090	$53,576

Amortization expense amounted to $13,426 and $12,080 for the years ended December 31, 2010 and 2009, respectively. Amortization expense from inception to December 31, 2010 amounted to $67,003.

Amortization expense is anticipated to be approximately $13,000 for the next five years ended December 31, 2015.

5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	2010	2009

Other payable	$186,170	$195,527
Legal, financial and consulting	117,841	184,663
Research and development	915,108	590,575

	$1,219,119	$970,765

6.      CONVERTIBLE NOTES:

During the third and fourth quarters of 2010 the Company issued 24-month Promissory Notes in the aggregate principal amount of $1,335,250, which accrue interest at the rate of 8% per annum.  This amount includes principal and accrued interest of Promissory Notes that were originally issued in January 2010 that, through the option of the Note holder, were cancelled and exchanged for the new Notes issued in August.  Upon this exchange, the investor who originally owned the January Notes also received an additional five year warrant to purchase 886,250 shares of Common Stock at an exercise price of $0.10 per share.  Per the terms of the Notes issued in August, the investors will be repaid in equity of the Company, not cash.  During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share.  In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing.  Pursuant to the terms of the Promissory Note, the note holder will receive warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock.  The warrants have a cashless exercise provision.  If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note.  The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion.  In connection with the promissory note issuances during the year ended December 31, 2010 the Company received total proceeds of $1,335,250. The Company allocated the total proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $1,028,445 was allocated to the promissory notes and $188,031 to the warrants.  Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $118,774. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets.  The debt discount is being amortized to interest expense over the term of the promissory notes and amounted to $48,943 and $0 for the years ended December 31, 2010 and 2009, respectively.

7.      INCOME TAXES:

Tax losses amounted to approximately $2,700,000 and $2,500,000 for the years ended December 31, 2010 and December 31, 2009, respectively. The Company’s Federal net operating loss carryforward amounts to approximately $11,720,000 and expires through 2030. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

During the year ended December 31, 2009 the Company sold a portion of its New Jersey Net Operating Loss tax carryforwards to an industrial company under provisions in the New Jersey tax code.  For the 2009 sale, the Company received proceeds of approximately $299,000.   The Company’s remaining New Jersey net operating loss carryforward amounts to approximately $6,967,000 and expires through 2017.  During the year ended December 31, 2010 the Company was not eligible to participate in the New Jersey state program.  There can be no assurance that the Company will again be eligible in the future to participate or be successful in future sales of its New Jersey Net Operating Loss tax carryforwards.

For the years ended December 31, 2010 and December 31, 2009, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2010 and December 31, 2009 is as follows:

	2010	2009

Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	1.7	2.5
Net operating losses	32.3	31.5
Effective tax rate	—%	—%

8.      COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through March 2013. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

	2011	$131,500
	2012	131,500
	2013	32,900
Total		$295,900

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2010 and 2009 amounted to approximately $241,000 and $258,000, respectively.

Employment Agreements

The Company has employment agreements with certain key executives through December 2010. The agreements provide for annual base salaries of varying amounts.  The Company is currently in the process of renewing these agreements.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb™ device. The Company has not generated any revenue from this product and has not incurred any royalty costs through December 31, 2010. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. The Company has not generated any revenue from its products and has not incurred any royalty costs through December 31, 2010. The amount of future revenue subject to the Settlement Agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through December 31, 2010 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2010. Prior to February 26, 2007 and after May 7, 2007, the dividend rate was 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,495. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

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

During the years ended December 31, 2010 and 2009, the Company issued 590,159 and 789,610 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2010 and 2009 amounted to $168,582 and $111,599, respectively.

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

Dividends on the Series B Preferred Stock will be made in additional shares of Series B Preferred Stock, valued at the stated value thereof. Notwithstanding the foregoing, during the first three-years following the initial closing, upon the approval of the holders of a majority of the Series B Preferred Stock, including the lead investor, NJTC Venture Fund (“NJTC”), if it then owns 25% of the shares of Series B Preferred Stock initially purchased by it (the “Required Amount”), the Company may pay dividends in cash instead of additional shares of Series B Preferred Stock, and after such three-year period, the holders of a majority of the Series B Preferred Stock, including NJTC if it then owns the Required Amount, may require that such payments be made in cash.

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

During the years ended December 31, 2010 and 2009, the Company issued 6,232.81 and 5,860.22 shares of Series B Preferred Stock respectively as payment of stock dividends at the stated value of $100.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2010 and 2009 amounted to $2,008,882 and $586,022, respectively.

Determination of Stock Dividend Fair Value

Effective January 1, 2010 the Company has changed its basis for estimating the fair value of the preferred stock dividends from the underlying conversion prices of the Series A and Series B Preferred Stock, to a five day volume weighted average price of actual closing market prices for the Company’s Common Stock.  The financial effect of this change in estimating the fair market value resulted in an increase of approximately $1,502,000 in the non-cash charge taken for Series A and Series B preferred stock dividends for the year ended December 31, 2010.

Common Stock

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share of common (“Common Stock”).

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

The Company issued 1,153,846 shares of our Common Stock to LPC as a commitment fee for entering into the agreement, and is obligated to issue up to an additional 1,153,846 shares pro rata as LPC purchases up to $6,000,000 of its Common Stock as directed by the Company.  LPC may not assign any of its rights or obligations under the Purchase Agreement.  During the year ended December 31, 2010 the Company sold a total of 7,174,186 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.105 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 144,225 shares of Common Stock as additional Commitment Fee shares.  The fair value of the Commitment shares have been recorded as a cost of raising capital.

Stock Option Plans

As of December 31, 2010, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 40,000,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2010 there were outstanding options to purchase approximately 38,865,000 shares of common stock reserved under the plan. Additionally, as of December 31, 2010 there were options to purchase approximately 890,000 shares of Common Stock that were issued outside of the 2006 Plan. The Company may increase the shares in the 2006 Plan as needed to maintain the pool with 15% of the shares outstanding on a fully diluted basis.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2010 and 2009 amounted to approximately $149,000 and $237,000, respectively.  These amounts are included in the statement of operations under the captions research and development ($65,000 and $109,000) and general and administrative ($84,000 and $128,000), respectively.

The summary of the stock option activity for the years ended December 31, 2010 and 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2009	18,158,846	$1.05	9.1
Granted	5,418,858	0.125	9.0
Cancelled	—	—	—
Exercised	—	—	—
Outstanding, December 31, 2009	23,577,704	0.84	8.3
Granted	16,321,000	0.143	9.3
Cancelled	143,591	31.48	—
Exercised	—	—	—
Outstanding, December 31, 2010	39,755,113	$0.44	8.2

The weighted-average grant date fair value for options granted during the years ended December 31, 2010 and 2009 amounted to approximately $0.053 and $0.003 per share, respectively.  As of December 31, 2010 the Company’s outstanding options had exercise prices ranging from $0.035 to $41.47 per share of Common Stock.

At December 31, 2010, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to approximately $1,432,000. As of December 31, 2010, the Company had options currently exercisable into an aggregate total of 21,959,969 shares of common stock which have a weighted average exercise price of $0.69 per share.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2010	6,801,053	$0.024
Granted	16,321,000	0.053
Cancelled	—	—
Vested	(5,326,909)	0.039
Exercised	—	—
Non-vested, December 31, 2010	17,795,144	$0.047

As of December 31, 2010, approximately $810,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.98 years. Due to the uncertainty over whether certain options granted during the year ended December 31, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the year ended December 31, 2010. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

The Company has reserved a separate pool of 15.6 million shares of restricted stock that may be issued to employees and directors as part of a long term incentive plan tied to corporate objectives. As of December 31, 2010, none of these shares have been issued and due to the uncertainty over whether they will be issued, no charge for these shares has been recorded in the consolidated statement of operations for the year ended December 31, 2010.

As of December 31, 2010, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
52,080	$2.00	July 31, 2011
339,954	$2.00	September 30, 2011
400,000	$0.40	October 31, 2011
3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
5,772,500	$0.10	August 16, 2015
1,954,500	$0.125	August 16, 2015
1,628,750	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
800,000	$0.10	November 2, 2015
320,000	$0.125	November 2, 2015
266,667	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
20,791,521

As of December 31, 2010, the Company has the following warrant to purchase Series A Preferred Stock outstanding:

Number of	Warrant Exercise	Warrant
Shares to be	Price per	Expiration
Purchased	Preferred Share	Date
525,000	$1.00	June 30, 2011

If the holder of warrants for preferred stock exercises in full, the holder will receive additional 5 year warrants to purchase a total of 210,000 shares of common stock at $0.40 per share.

10.           NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2010 and 2009 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 60,546,634 and 44,410,042 incremental shares at December 31, 2010 and 2009, respectively, as well as shares issuable upon conversion of Series A & B Convertible Preferred Stock and Preferred Stock Warrants representing 185,838,147 and 214,993,901 incremental shares at December 31, 2010 and 2009, respectively, as well as potential shares issuable upon Promissory Note conversion into Common Stock representing approximately 13,352,500 and -0- shares at December 31, 2010 and 2009, respectively, and have been excluded from the computation of diluted loss per share as they are anti-dilutive.

11.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date which include the following:

During February 2011 a total of 196,000 shares of Series A Preferred Stock were converted into 980,000 shares of Common Stock.

During February 2011 a total of 7.42 shares of Series B Preferred Stock were converted into 20,497 shares of Common Stock.

During February 2011 a total of $691,841 of principal and accrued interest of Convertible Notes were converted into 6,918,411 shares of Common Stock.

During February 2011 pursuant to a cashless exercise, the Company issued an aggregate total of 2,437,486 shares of Common Stock for the full exercise of a warrant to purchase 886,250 shares of Common Stock at an exercise price of $0.10 per share of Common, and the full exercise and conversion of a warrant to purchase 525,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Preferred that were convertible into Common Stock at a rate of $0.10 per share.

In February 2011 the Company issued Promissory Notes in the principal amount of $1,250,000, which accrue interest at the rate of 8% per annum. Per the terms of the Note, the investors will be repaid in equity of the Company, not cash.  During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share.  In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing.  Pursuant to the terms of the Promissory Note, the note holder will receive 100% warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock.  The warrants have a cashless exercise provision.  If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note.  The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

During January and February 2011, the Company received approximately $775,000 as proceeds from the sale of 6,232,803 shares of Common Stock per the terms of the Purchase Agreement with LPC (See Note 9) at an average price of $0.124 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 149,034 shares of Common Stock as additional Commitment Fee shares.

During March 2011, the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorbTM device as an extracorporeal cytokine filter.