Form 10-Q
period 2011-03-31
Cytosorbents Corp
filed 2011-05-16
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

As of May 16, 2011 there were 163,343,563 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
CYTOSORBENTS CORPORATION
 (a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,436,465	$1,055,669
Prepaid expenses and other current assets	34,057	344,536

Total current assets	2,470,522	1,400,205

Property and equipment - net	138,175	144,146

Other assets	266,340	267,575

Total long-term assets	404,515	411,721

Total Assets	$2,875,037	$1,811,926

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$767,227	$817,701
Accrued expenses and other current liabilities	462,824	401,418

Total current liabilities	1,230,051	1,219,119

Long Term Liabilities:
Convertible notes payable, net of debt discount in the amount of $1,421,406 at March 31, 2011 and $257,862 at December 31, 2010	493,844	1,077,388
Total long term liabilities	493,844	1,077,388

Total liabilities	1,723,895	2,296,507

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; 62,489.85 and 60,973.11 shares issued and outstanding, respectively	62	61
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; 5,773,234 and 5,826,409 shares issued and outstanding, respectively	5,773	5,826
Common Stock, Par Value $0.001, 500,000,000 shares authorized at March 31, 2011 and December 31, 2010, 139,576,642 and 122,838,411 shares issued and outstanding, respectively	139,577	122,838
Additional paid-in capital	86,950,809	83,375,544
Deficit accumulated during the development stage	(85,945,079)	(83,988,850)
Total stockholders' equity (deficit)	1,151,142	(484,581)

Total Liabilities and Stockholders' Equity (Deficit)	$2,875,037	$1,811,926

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
 (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from January 22, 1997 (date of inception) to March 31,	Three months ended March 31,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Expenses:

Research and development	48,770,250	759,157	681,215
Legal, financial and other consulting	7,714,481	99,242	72,932
General and administrative	24,096,376	270,092	213,630
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	74,525,624	1,128,491	967,777

Other (income)/expense:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense (income), net	5,778,334	86,093	1,274
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—
Total other (income)/expense, net	5,901,549	86,093	1,274

Loss before benefit from income taxes	(80,427,173)	(1,214,584)	(969,051)

Benefit from income taxes	(547,318)	—	—

Net loss	(79,879,855)	(1,214,584)	(969,051)
Preferred stock dividend	6,065,224	741,645	781,364
Net loss available to common shareholders	$(85,945,079)	$(1,956,229)	$(1,750,415)

Basic and diluted net loss per common share		$(0.01)	$(0.02)
Weighted average number of shares of
common stock outstanding		133,098,460	72,883,745

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
 (a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period from December 31, 2010 to March 31, 2011
(Unaudited)

	Members		Common Stock		Preferred Stock B		Preferred Stock A		Additional	Deficit Accumulated During the	Total Stockholders'
	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Equity (Deficit)
Balance at December 31, 2010	$—	$—	122,838,411	$122,838	60,973.11	$61	5,826,409	$5,826	$83,375,544	$(83,988,850)	$(484,581)

Stock based compensation – employees, consultants and directors	—	—	—	—	—	—	—	—	176,113	—	176,113

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	142,825	143	46,788	(46,931)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	1,524.16	1	—	—	694,713	(694,714)	—

Conversion of Series A and Series B into Common	—	—	1,000,497	1,001	(7.42)	(0)	(196,000)	(196)	(805)	—	—

Issuance of common stock for cash, net of cost of raising capital	—	—	6,381,837	6,382	—	—	—	—	725,972	—	732,354

Conversion of convertible notes to common	—	—	6,918,411	6,918	—	—	—	—	684,922	—	691,840

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible note	—	—	—	—	—	—	—	—	1,250,000	—	1,250,000

Cashless exercise of warrants	—	—	2,437,486	2,438	—	—	—	—	(2,438)	—	—

Net loss	—	—	—	—	—	—	—	—	—	(1,214,584)	(1,214,584)

Balance at March 31, 2011	$—	$—	139,576,642	$139,577	62,489.85	$62	5,773,234	$5,773	$86,950,809	$(85,945,079)	$1,151,142

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
 (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from January 22, 1997 (date of inception) to March 31, 2011	Three months ended March 31, 2011	Three months Ended March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(79,879,855)	$(1,214,584)	$(969,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,417,471	7,206	4,420
Amortization of debt discount	1,135,400	86,457	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	1,815,638	176,113	68,696
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(305,605)	310,479	296,602
Other assets	(56,394)	—	—
Accounts payable and accrued expenses	3,034,937	46,375	177,506
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(59,336,836)	(587,954)	(421,827)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,366,288)	—	—
Patent costs	(461,740)	—	—
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,427,705)	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	44,533,200	718,750	—
Proceeds from borrowings	11,188,881	1,250,000	172,500
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	66,201,006	1,968,750	172,500

See accompanying notes to consolidated financial statements.

Net change in cash and cash equivalents	2,436,465	1,380,796	(249,327)

Cash and cash equivalents - beginning of period	—	1,055,669	1,595,628

Cash and cash equivalents - end of period	$2,436,465	$2,436,465	$1,346,301

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,556,805	$1,250,000	$—

Fair value of shares issued as costs of raising capital	$253,437	$23,831	$—

Issuance of 2,437,486 shares of common stock pursuant to cashless exercise of warrants	$—	$—	$—

Note payable principal and interest conversion to equity	$11,126,159	$691,840	$—

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$6,065,224	$741,645	$781,364

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the three months ended March 31, 2011 and 2010, 7.42 and 2,968.40 Series B Preferred Shares were converted into 20,497 and 8,200,000 Common shares, respectively.  During the three months ended March 31, 2011 and 2010, 196,000 and 500,000 Series A Preferred Shares were converted into 980,000 and 5,000,000 Common shares, respectively.   For the period from January 22, 1997 (date of inception) to March 31, 2011, 20,619.55 Series B Preferred Shares and 5,105,698 Series A Preferred Shares were converted into 56,960,083 and 33,599,793 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
March 31, 2011

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), and CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2011. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2011 and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010, and for the period January 22, 1997 (date of inception) to March 31, 2011. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K filed with the Commission on March 31, 2011.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2011 of $85,945,079. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorbTM device.  As of March 31, 2011, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

The Company follows guidance associated with uncertain tax positions which requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority.  If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.  Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition and has no income tax related penalties or interest in these consolidated financial statements.

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

Net Loss Per Common Share

Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 6).

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

3. CONVERTIBLE NOTES

During February 2011 the Company issued 24-month Promissory Notes in the aggregate principal amount of $1,250,000, which accrue interest at the rate of 8% per annum.  Per the terms of the Notes issued in February, the investors will be repaid in equity of the Company, not cash.  During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share.  In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing.  Pursuant to the terms of the Promissory Note, the note holder will receive warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock.  The warrants have a cashless exercise provision.  If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note.  The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion.  In connection with the promissory note issuances during the quarter ended March 31, 2011 the Company received total proceeds of $1,250,000. The Company allocated the total proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: ($0) was allocated to the promissory notes and $466,432 to the warrants.  Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $783,568. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets.  The debt discount is being amortized to interest expense over the term of the promissory notes.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the three months ended March 31, 2011, the Company recorded non-cash stock dividends totaling $741,645 in connection with the issuance of 1,524.16 shares of Series B Preferred Stock and 142,825 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of March 31, 2011.

During the three months ended March 31, 2011, 7.42 Series B Preferred Shares were converted into 20,497 Common shares.  During the three months ended March 31, 2011, 196,000 Series A Preferred Shares were converted into 980,000 Common shares.

During the three months ended March 31, 2011, the Company incurred stock-based compensation expense due to the issuance of stock options, amortization of unvested stock options, and the anticipated vesting of stock options based on satisfaction of certain contingent events.  The aggregate expense for the three months ended March 31, 2011 is $176,114, of which $80,234 and $95,880 is presented in research and development expenses and general and administrative expenses, respectively.

The Company has pre-approved options to purchase in the aggregate, up to a total of 408,000 shares of common stock to be issued and priced at the end of December 2011 to Directors.  These options have been valued as of the pre-approval date.  The aggregate expense of these options for the three months ended March 31, 2011 is approximately $6,325, all of which is presented in general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise per Share	Weighted Average Remaining Life (Years)

Outstanding, January 1, 2011	39,755,113	$0.44	8.2
Granted	290,000	$0.137	8.2
Cancelled	(64,800)	$31.52	—
Exercised	—	$—	—
Outstanding March 31, 2011	39,980,313	$0.39	7.9

The fair value of each stock option was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.136 to $0.138 per share) and expected life of the stock option ( ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 27 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (2.1 to 3.4 percent) for the term of the stock option.

At March 31, 2011, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $6,517,000.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2011	17,795,144	$0.047
Granted	290,000	$0.055
Cancelled	—	—
Vested	(1,407,332)	$0.039
Exercised	—	—
Non-vested, March 31, 2011	16,677,812	$.047

As of March 31, 2011, approximately $669,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.8 years.

As of March 31, 2011, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date
816,691	$4.98	June 30, 2011
1,200,000	$0.90	June 30, 2011
900,000	$0.40	June 30, 2011
52,080	$2.00	July 31, 2011
339,954	$2.00	September 30, 2011
400,000	$0.40	October 31, 2011
3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
4,886,250	$0.100	August 16, 2015
1,954,500	$0.125	August 16, 2015
1,628,750	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
800,000	$0.10	November 2, 2015
320,000	$0.125	November 2, 2015
266,667	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
6,250,000	$0.10	February 15, 2016
2,500,000	$0.125	February 15, 2016
2,083,333	$0.15	February 15, 2016
30,738,604

During February 2011 pursuant to a cashless exercise, the Company issued an aggregate total of 2,437,486 shares of Common Stock for the full exercise of a warrant to purchase 886,250 shares of Common Stock at an exercise price of $0.10 per share of Common Stock, and the full exercise and conversion of a warrant to purchase 525,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Preferred that were convertible into Common Stock at a rate of $0.10 per share.

During the three months ended March 31, 2011 Convertible Notes in the principal and accrued interest amount of $691,840 were converted into 6,918,411 Common shares.

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

During the three months ended March 31, 2011 the Company sold a total of 6,232,803 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.124 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 149,037 shares of Common Stock as additional Commitment Fee shares.  The fair value of the Commitment shares have been recorded as a cost of raising capital.

5. COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is currently in the process of renewing employment agreements with certain key executives.

Litigation

The Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through March 31, 2011. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, CytoSorbents has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product.  The Company has not generated any revenue from its products and has not incurred any royalty costs through March 31, 2011. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents.  In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments.  Through March 31, 2011 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2011 and 2010 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 70,718,917 and 47,050,042 incremental shares at March 31, 2011 and 2010, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock and Preferred Stock Warrants representing 183,872,466 and 206,867,686 incremental shares at March 31, 2011 and 2010, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 19,152,500 and 2,587,500 incremental shares at March 31, 2011 and 2010, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.

During April 2011 a total of 4,354,408 shares of Series A Preferred Stock were converted into 9,887,516 shares of Common Stock.

During April 2011 a total of 3.37 shares of Series B Preferred Stock were converted into 9,309 shares of Common Stock.

During April and May 2011, the Company received approximately $1,900,000 as proceeds from the sale of 8,872,629 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.214 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 365,379 shares of Common Stock as additional Commitment Fee shares.

During April 2011 pursuant to cashless exercises, the Company issued an aggregate total of 3,229,130 shares of Common Stock for the full exercise of warrants to purchase 3,636,250 shares of Common Stock at an exercise price of $0.10 per share of Common Stock, the full exercise of warrants to purchase 554,500 shares of shares of Common Stock at an exercise price of $0.125 per share of Common Stock, and the full exercise of warrants to purchase 462,084 shares of Common Stock at an exercise price of $0.15 per share of Common.

During April 2011 pursuant to a cash exercise, the Company received proceeds of approximately $2,953 and issued a total of 84,375 shares of Common Stock for the exercise of options to purchase 84,375 shares of Common Stock at an exercise price of $0.035 per share of Common Stock.

During May 2011 a total of $87,005.48 of principal and accrued interest of Convertible Notes were converted into a total of 870,055 shares of Common Stock.

During April 2011, the Company issued 448,528 shares of Common Stock in connection with costs of raising capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited condensed consolidated financial statements and management’s discussion should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2011.

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Current Report on Form 10-K filed with the Commission on March 31, 2011.

Overview and Plan of Operations

We are a development stage company and expect to remain so for at least the next several quarters. We have not generated revenues to date and do not expect to do so until we commercialize our CytoSorbTM device.  In March 2011, after successfully completing our technical file review with our Notified Body, we have been approved to apply the CE Mark to our CytoSorb™ device as an extracorporeal cytokine filter, to be used in clinical situations where excessive cytokine levels exist.  Potential uses include many critical care conditions such as sepsis, trauma, ARDS, severe burn injury and acute pancreatitis.  This constitutes European regulatory approval and will enable CytoSorb™ to be sold in the European Union for clinical use.  We intend to continue to research and seek the necessary regulatory approvals to sell our other proposed products, as well as potential label extensions of our current CE Mark. We are working to commercialize a blood purification technology that efficiently removes middle molecular weight toxins, such as cytokines, from circulating blood and physiologic fluids.

We have completed the targeted enrollment in our European Sepsis clinical trial and to date have enrolled one hundred patients (100) patients with the participation of fourteen hospital units.  The Sepsis Trial has successfully demonstrated the CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011, the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorb™ device as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.

We are focusing our efforts on the commercialization of our CytoSorb™ product.  The initial major market focus for CytoSorb™ will be in the adjunctive treatment of sepsis, a systemic inflammatory response to a serious infection or traumatic event. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrations of cytokines in the bloodstream associated with sepsis and is intended for short-term use with standard of care therapy, that includes antibiotics.   To date, we have manufactured the CytoSorb™ device on a limited basis for testing purposes, including for use in clinical studies. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be adsorbed by our CytoSorb™ device.

In addition to the sepsis indication, we intend to continue to foster research in other critical care illnesses where CytoSorb™ could be used, such as ARDS, trauma, severe burn injury and acute pancreatitis, or in other acute conditions that have demonstrated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These other conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits our technology may have in removing drugs and other substances from blood and physiologic fluids.

The Company is preparing to increase the manufacturing of its CytoSorbTM device for a controlled-market release in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorbTM for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to begin commercializing its product in Europe.

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

Results of Operations

Our research and development costs were, $759,157 and $681,215, for the three months ended March 31, 2011 and 2010 respectively. We have experienced substantial operating losses since inception. As of March 31, 2011, we had an accumulated deficit of $85,945,079, which included losses of $1,214,584 for the three month period ended March 31, 2011. In comparison, we had losses of $969,051 for the three month period ended March 31, 2010. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $1,029,249 and $894,845 for the three month periods ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2010 we had cash of $1,055,669. As of March 31, 2011 we had cash on hand of $2,436,465, and current liabilities of $1,230,051.

We believe that we have sufficient cash to fund our operations into the first quarter of 2012, following which we will need additional funding before we can complete additional clinical studies and fully commercialize our products.  The Company has received SEC approval for a registration statement filed for the funding agreement with Lincoln Park Capital Fund LLC.  Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement. The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations.  We will continue to seek funding for the long term needs of the Company. There can be no assurance that we will be able to utilize the Lincoln Park funding agreement, or that additional financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements

Going Concern

Our Quarterly Report for the period ended March 31, 2011 was prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expresses substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CYTOSORBENTS CORPORATION

Dated: May 16, 2011	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)