Form 10-Q
period 2011-06-30
Cytosorbents Corp
filed 2011-08-15
CIK 1175151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51038

CYTOSORBENTS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0373793
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7 Deer Park Drive, Suite K
Monmouth Junction, New Jersey 08852
(Address of principal executive offices) (Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if	Smaller reporting company ☑
a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No

As of August 15, 2011 there were 167,323,312 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation
(a development stage company)
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$3,416,525	$1,055,669
Prepaid expenses and other current assets	35,613	344,536

Total current assets	3,452,138	1,400,205

Property and equipment - net	139,104	144,146

Other assets	271,235	267,575

Total long-term assets	410,339	411,721

Total Assets	$3,862,477	$1,811,926

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$832,620	$817,701
Accrued expenses and other current liabilities	585,960	401,418

Total current liabilities	1,418,580	1,219,119

Long Term Liabilities:
Convertible notes payable, net of debt discount in the amount of $1,203,696 at June 30, 2011 and $257,862 at December 31, 2010	526,554	1,077,388
Total long term liabilities	526,554	1,077,388

Total liabilities	1,945,134	2,296,507

Stockholders’ Equity (Deficit):
10% Series B Preferred Stock, Par Value $0.001, 200,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 64,046.23 and 60,973.11 shares issued and outstanding, respectively	64	61
10% Series A Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 1,377,424 and 5,826,409 shares issued and outstanding, respectively	1,377	5,826
Common Stock, Par Value $0.001, 500,000,000 shares authorized at June 30, 2011 and December 31, 2010, 165,869,400 and 122,838,411 shares issued and outstanding, respectively	165,869	122,838
Additional paid-in capital	89,914,220	83,375,544
Deficit accumulated during the development stage	(88,164,187)	(83,988,850)
Total stockholders' equity (deficit)	1,917,343	(484,581)

Total Liabilities and Stockholders' Equity (Deficit)	$3,862,477	$1,811,926

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2011	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Expenses:

Research and development	49,625,077	1,613,984	1,034,103	854,827	352,888
Legal, financial and other consulting	7,782,011	166,772	200,378	67,530	127,446
General and administrative	24,288,178	461,894	407,673	191,802	194,043
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	75,639,783	2,242,650	1,642,154	1,114,159	674,377

Other (income)/expenses:

Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest expense/(income), net	6,005,357	313,116	3,175	227,023	1,901
PePenalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Total other (income)/expense, net	6,128,572	313,116	3,175	227,023	1,901

Loss before benefit from income taxes	(81,768,355)	(2,555,766)	(1,645,329)	(1,341,182)	(676,278)

Benefit from income taxes	(547,318)	—	—	—	—
Net loss	(81,221,037)	(2,555,766)	(1,645,329)	(1,341,182)	(676,278)
Preferred Stock Dividend	6,943,150	1,619,571	1,195,051	877,926	413,687
Net Loss available to common shareholders	$(88,164,187)	$(4,175,337)	$(2,840,380)	$(2,219,108)	$(1,089,965)

Basic and diluted net loss per common share		$(0.03)	$(0.03)	$(0.01)	$(0.01)
Weighted average number of shares of common stock outstanding		146,319,616	84,248,486	159,137,446	95,409,218

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Period from
	December 31, 2010 to
	June 30, 2011
	(Unaudited)

	Members		Common Stock		Preferred Stock B		Preferred Stock A		Additional	Deficit Accumulated During the	Total
	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)
Balance at December 31, 2010	$—	$—	122,838,411	$122,838	60,973.11	$61	5,826,409	$5,826	$83,375,544	$(83,988,850)	$(484,581)

Stock based compensation – employees, consultants and directors	—	—	—	—	—	—	—	—	178,069	—	178,069

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	196,426	196	61,597	(61,793)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	3,086.30	3	—	—	1,557,775	(1,557,778)	—

Conversion of Series A and Series B into Common	—	—	11,115,042	11,115	(13.18)	—	(4,645,411)	(4,645)	(6,470)	—	—

Issuance of common stock for cash, net of cost of raising capital	—	—	17,335,942	17,336	—	—	—	—	2,626,431	—	2,643,767

Conversion of convertible notes to common	—	—	8,829,014	8,829	—	—	—	—	874,072	—	882,901

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible note	—	—	—	—	—	—	—	—	1,250,000	—	1,250,000

Cashless exercise of warrants	—	—	5,666,616	5,667	—	—	—	—	(5,667)	—	___

Exercise of stock options	—	—	84,375	84	—	—	—	—	2,869	—	2,953

Net loss	—	—	—	—	—	—	—	—	—	(2,555,766)	(2,555,766)

Balance at June 30, 2011	—	—	165,869,400	$165,869	64,046.23	$64	1,377,424	$1,377	$89,914,220	$(88,164,187)	$1,917,343

 See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January
	22,1997 (date of	Six months Ended	Six months ended
	inception) to June 30, 2011	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(81,221,037)	$(2,555,766)	$(1,645,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,440,045	29,780	8,839
Amortization of debt discount	1,353,110	304,167	—
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	1,817,594	178,069	88,645
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(307,161)	308,923	289,805
Other assets	(56,394)	—	__
Accounts payable and accrued expenses	3,102,830	114,268	83,479
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(60,369,441)	(1,620,559)	(1,174,561)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,383,353)	(17,065)	—
Patent costs	(473,073)	(11,333)	(15,543)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,456,103)	(28,398)	(15,543)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	46,971,800	2,756,860	17,500
Proceeds from borrowings	11,188,881	1,250,000	172,500
Proceeds from exercise of stock options	2,953	2,953	—
Proceeds from subscription receivables	499,395	—	—

Net cash provided by financing activities	68,242,069	4,009,813	190,000
Net change in cash and cash equivalents	3,416,525	2,360,856	(1,000,104)

Cash and cash equivalents - beginning of period	—	1,055,669	1,595,628

Cash and cash equivalents - end of period	$3,416,525	$3,416,525	$595,524

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,556,805	$1,250,000	$—

Fair value of shares issued as costs of raising capital	$335,950	$106,344	$113,226

Issuance of 5,666,616 shares of common stock pursuant to cashless exercise of warrants	$—	$—	$—

Note payable principal and interest conversion to equity	$11,317,219	$882,900	$—

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,609,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$6,943,150	$1,619,571	$1,195,051

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the six months ended June 30, 2011 and 2010, 13.18 and 10,370.04 Series B Preferred Shares were converted into 36,408 and 28,646,520 Common shares, respectively. During the six months ended June 30, 2011 and 2010, 4,645,411 and 532,700 Series A Preferred Shares were converted into 11,078,634 and 5,327,000 Common shares, respectively.  For the period from January 22, 1997 (date of inception) to June 30, 2011, 20,625.31 Series B Preferred Shares and 9,555,109 Series A Preferred Shares were converted into 56,975,994 and 43,698,427 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation
Notes to Consolidated Financial Statements
(UNAUDITED)
June 30, 2011

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), and CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2011. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2011 and the results of its operations and cash flows for the six and three month periods ended June 30, 2011 and 2010, and for the period January 22, 1997 (date of inception) to June 30, 2011. Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K filed with the Commission on March 31, 2011.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2011 of $88,164,187. The Company is not currently generating revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

2.   PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorbTM device.  As of June 30, 2011, the Company has not commenced commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any revenue and has no assurance of future revenue.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership.  Further, the Company currently has no open tax years which could be subject to audit prior to December 31, 2007.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted, the valuation of preferred shares issued as stock dividends and valuation methods used in determining any debt discount associated with convertible securities.

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

3. CONVERTIBLE NOTES

During February 2011 the Company issued 24-month Promissory Notes in the aggregate principal amount of $1,250,000, which accrue interest at the rate of 8% per annum. Per the terms of the Promissory Notes issued in February, the investors will be repaid in equity of the Company, not cash. During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share. In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing. Pursuant to the terms of the Promissory Note, the note holder will receive warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock. The warrants have a cashless exercise provision. If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note. The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connection with the promissory note issuances during the six months ended June 30, 2011 the Company received total proceeds of $1,250,000. The Company allocated the total proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: ($0) was allocated to the promissory notes and $466,432 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $783,568. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes. During the six months ended June 30, 2011 Convertible Notes in the principal and accrued interest amount of $882,901 were converted into 8,829,014 Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $105,469.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the six months ended June 30, 2011, the Company recorded non-cash stock dividends totaling $1,619,571 in connection with the issuance of 3,086.30 shares of Series B Preferred Stock and 196,426 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of June 30, 2011.

During the six months ended June 30, 2011, 13.18 Series B Preferred Shares were converted into 36,408 Common shares. During the six months ended June 30, 2011, 4,645,411Series A Preferred Shares were converted into 11,078,634 Common shares.

During the six months ended June 30, 2011, the Company incurred stock-based compensation expense due to the issuance of stock options, amortization of unvested stock options and the anticipated vesting of stock options based on satisfaction of certain contingent events. The aggregate expense for the six months ended June 30, 2011 is $190,719, of which $81,261 and $109,458 is presented in research and development expenses and general and administrative expenses, respectively.

The Company has pre-approved options to purchase in the aggregate, up to a total of 408,000 shares of common stock to be issued and priced at the end of December 2011 to Directors. These options have been valued as of the pre-approval date. The aggregate expense of these options for the six months ended June 30, 2011 is approximately $12,650, all of which is presented in general and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2011	39,755,113	$0.44	8.2
Granted	290,000	$0.137	8.0
Cancelled	(64,800)	$31.52	—
Exercised	(84,375)	$0.035	—
Outstanding June 30, 2011	39,895,938	$0.39	7.7

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

At June 30, 2011, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $3,450,000.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2011	17,795,144	$0.047
Granted	290,000	$0.055
Cancelled	—	—
Vested	(6,175,144)	$0.038
		.
Non-vested, June 30, 2011	11,910,000	$.051

As of June 30, 2011, approximately $660,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.6 years.

As of June 30, 2011, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
52,080	$2.00	July 31, 2011
339,954	$2.00	September 30, 2011
400,000	$0.40	October 31, 2011
3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
1,750,000	$0.100	August 16, 2015
1,600,000	$0.125	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
800,000	$0.10	November 2, 2015
320,000	$0.125	November 2, 2015
266,667	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
5,750,000	$0.10	February 15, 2016
2,300,000	$0.125	February 15, 2016
1,916,666	$0.15	February 15, 2016
23,169,079

During the six months ended June 30, 2011, pursuant to cashless exercises, the Company issued an aggregate total of 3,581,173 shares of Common Stock for the full exercise of warrants to purchase 5,539,084 shares of Common Stock at a exercise prices ranging from $0.10 to $0.15 per share of Common, and issued an additional 2,085,443 shares of Common Stock for the full exercise and subsequent conversion of a warrant to purchase 525,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Preferred that were convertible into Common Stock at a rate of $0.10 per share.

During the six months ended June 30, 2011 Convertible Notes in the principal and accrued interest amount of $882,901 were converted into 8,829,014 Common shares.

In May 2010, the Company executed a purchase agreement(the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”).  Under the Purchase Agreement, LPC is obligated, under certain conditions, to purchase from the Company up to $6 million of our Common Stock, from time to time over a 750 day (twenty-five (25) monthly) period.

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

During the six months ended June 30, 2011 the Company sold a total of 16,325,814 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.18 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 561,603 shares of Common Stock as additional Commitment Fee shares. The fair value of the Commitment shares have been recorded as a cost of raising capital.

5.   COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain key executives through December 2011.  The agreements provide for annual base salaries of varying amounts.

Litigation

The Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. The Company has not generated any revenue from this product and has not incurred any royalty costs through June 30, 2011. The amount of future revenue subject to the royalty agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, CytoSorbents has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. The Company has not generated any revenue from its products and has not incurred any royalty costs through June 30, 2011. The amount of future revenue subject to the license agreement could not be reasonably estimated nor has a liability been incurred, therefore, an accrual for royalty payments has not been included in the consolidated financial statements.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through June 30, 2011 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the six months ended June 30, 2011 and 2010 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 63,065,017 and 60,334,473 incremental shares at June 30, 2011 and 2010, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing 178,147,538 and 190,742,332 incremental shares at June 30, 2011 and 2010, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 17,302,500 and 2,587,500 incremental shares at June 30, 2011 and 2010, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.

During July 2011 a total of $145,391.26 of principal and accrued interest of Convertible Notes were converted into a total of 1,453,912 shares of Common Stock.

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

Forward-looking statements

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to:ability to successfully develop commercial operations; the ability to obtain adequate financing in the future when needed; dependence on key personnel; acceptance of the Company's medical devices in the marketplace; obtaining government approvals, including required FDA approvals; compliance with governmental regulations; reliance on research and testing facilities of various universities and institutions; product liability risks; limited manufacturing experience; limited marketing, sales and distribution experience; market acceptance of the Company's products; competition; unexpected changes in technologies and technological advances; and other factors detailed in the Company's Annual Report on Form 10-K filed with the Commission on March 31, 2011.

Plan of Operations

We are a development stage company and expect to remain so for at least the next several quarters. We have not generated revenues to date and do not expect to do so until we commercialize our CytoSorb™ device. In March 2011, after successfully completing our technical file review with our Notified Body, we have been approved to apply the CE Mark to our CytoSorb™ device as an extracorporeal cytokine filter, to be used in clinical situations where excessive cytokine levels exist.  This constitutes European regulatory approval and will enable CytoSorb™ to be sold in the European Union for clinical use.  Potential uses include many critical care conditions such as sepsis, trauma, ARDS, severe burn injury and acute pancreatitis.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.  We intend to continue to research and seek the necessary regulatory approvals to sell our other proposed products, as well as potential label extensions of our current CE Mark.

We have completed the targeted enrollment in our European Sepsis clinical trial of one hundred patients (100) patients with the participation of fourteen hospital units. The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients. The treatment was well tolerated with no serious device related adverse events reported to date in more than 300 treatments.

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

The Company is preparing to increase the manufacturing of its CytoSorb™ device for a controlled-market release in the European Union. Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. As we analyze clinical data from the current trial and prepare to market CytoSorb™ for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases. Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to begin commercializing its product in Europe.

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

Results of Operations

Our research and development costs were, $1,613,984 and $1,034,103, for the six months ended June 30, 2011 and 2010 respectively and $854,827 and $352,888 for the three months ended June 30, 2011 and 2010. We have experienced substantial operating losses since inception. As of June 30, 2011, we had an accumulated deficit of $88,164,187, which included losses of $1,341,182 and $2,555,766 for the three and six month periods ended June 30, 2011. In comparison, we had losses of $676,278 and $1,645,329 for the three and six month periods ended June 30, 2010. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $1,046,629 and $2,075,878 for the three and six month periods ended June 30, 2011 and $546,931 and $1,441,776 for the three and six month periods ended June 30, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2010 we had cash of $1,055,669. As of June 30, 2011 we had cash on hand of $3,416,525, and current liabilities of $1,418,580.

We believe that we have sufficient cash to fund our operations into the first quarter of 2012, following which we will need additional funding before we can complete additional clinical studies and fully commercialize our products. The Company has received SEC approval for a registration statement filed for the funding agreement with Lincoln Park Capital Fund LLC. Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 4 of Financial Statements) The Company will need to file an additional registration statement and receive SEC approval of same before it can make additional common stock sales to Lincoln Park Capital under the existing agreement.  The Company may additionally raise up to an approximate $2.3 million under the terms of the agreement with Lincoln Park, which has the potential to significantly extend the time that we may be able to fund our operations. We will continue to seek funding for the long term needs of the Company. There can be no assurance that we will be able to continue to utilize the Lincoln Park funding agreement, or that additional financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our Quarterly Report for the period ended June 30, 2011 was prepared assuming we will continue as a going concern, and the auditors’ report on our December 31, 2010 financial statements expresses substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 15, 2011	By:	/s/ David Lamadrid
Name: David Lamadrid
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)