Form 10-K
period 2011-12-31
Cytosorbents Corp
filed 2012-03-30
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-51038

CYTOSORBENTS CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	98-0373793
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer identification number)
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

Yes ☑   No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $32,794,000. The number of shares outstanding of the registrant’s Common Stock as of March 28, 2012 was 189,107,064.

CYTOSORBENTS CORPORATION

2011 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Page

PART I

Item 1. Business	3

Item 1A. Risk Factors.	33

Item 2. Properties	41

Item 3. Legal Proceedings	42

Item 4. Mine Safety Disclosures	42

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42

Item 6. Selected Financial Data	43

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	48

Item 8. Financial Statements and Supplementary Data	48

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	48

Item 9A. Controls and Procedures	48

Item 9B. Other Information	49

PART III	38

Item 10. Directors, Executive Officers and Corporate Governance	50

Item 11. Executive Compensation	52

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60

Item 13. Certain Relationships and Related Transactions and Director Independence	61

Item 14. Principal Accountant Fees and Services	62

Part IV

Item 15. Exhibits, Financial Statement Schedules	62

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

PART I

Item 1. Business.

Overview

We are a critical care focused therapeutic medical device company that is currently in the development stage, headquartered in Monmouth Junction, New Jersey (near Princeton). We have developed and are seeking to commercialize a blood purification technology that we believe will be able to efficiently remove middle molecular weight toxins from circulating blood and physiologic fluids. We are required to obtain required regulatory approvals from a Notified Body for the European Community (CE Mark) and the United States Food and Drug Administration (“FDA”) before we can sell our products in Europe and the United States, respectively.

In March 2011, we received European Union (E.U.) regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb™, as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. In mid-September we started to exhibit the CytoSorb™ device at conferences in Germany as part of our product marketing under a controlled-market release in select geographic territories in Germany. Because of the limited nature of this initial release, we do not anticipate significant sales until we fully expand our marketing efforts into the broader market.

Our CE Mark enables CytoSorb™ to be sold in the European Union for clinical use.  Potential uses include many critical care conditions where cytokines are elevated such as sepsis, trauma, ARDS, severe burn injury and acute pancreatitis.  CytoSorbents is currently manufacturing the CytoSorb™ device under ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.  We intend to continue to research and seek the necessary regulatory approvals to sell our other proposed products, as well as potential label extensions of our current CE Mark for CytoSorb™.

In 2011 we completed the Company’s largest clinical study to date (the “European Sepsis Trial”) with the participation of fourteen trial sites enrolling one hundred (100) patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.  The purpose of the trial was to demonstrate safety and the broad, and statistically significant reduction of key cytokines such as IL-6 in these patients.  Although the trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality, these were included as secondary and exploratory endpoints in the trial.  Taking into account all 100 patients, the treatment was well-tolerated with no serious device related adverse events reported in more than 300 human treatments in the trial.

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

In addition to the sepsis indication, we intend to continue to foster research in other critical care illnesses where CytoSorb™ could be used, such as ARDS, trauma, severe burn injury and severe acute pancreatitis, or in other acute conditions that have demonstrated potential in preliminary studies to prevent or reduce the accumulation of cytokines in the bloodstream. These other conditions include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We are also exploring the potential benefits our technology may have in removing drugs and other substances from blood and physiologic fluids.

In mid-September 2011 the Company initiated a controlled market release of the CytoSorb™ device in select territories in Germany with the goal of raising awareness, attending critical care conferences, and to seek initial clinical usage of the device. The Company is currently manufacturing CytoSorb™ under ISO 13485:2003 Full Quality Systems certification for initial sales in the E.U., evaluation purposes by industry thought leaders, and for additional clinical studies.  Concurrent with its commercialization plans, the Company intends to conduct additional clinical studies in sepsis and other critical care diseases. Utilizing the data from our initial study, we are planning a dosing study to determine the optimal treatment for critical care patients that have a high risk of mortality including those with very high levels of cytokines and those aged 65 and older. These additional studies will also generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue commercializing its product in Europe.

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

We have developed two products, CytoSorb™ and BetaSorb™, and a technology platform called HemoDefend, utilizing our adsorbent polymer technology.  CytoSorb™ has received CE Mark regulatory approval in the European Union (E.U.) and is commercially available for sale throughout the E.U. The BetaSorb™ has not been approved for CE Mark and is not the current focus of our near term commercialization plans.  The HemoDefend technology platform is a development-stage blood purification system that targets blood transfusions, and has not yet received regulatory approval.  CytoSorb™ and BetaSorb™ are known medically as hemoperfusion devices. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

The CytoSorb™ device consists of a cartridge containing hemocompatible, highly porous, adsorbent polymer beads that are intended to remove toxins and other substances from blood and physiologic fluids. The cartridge incorporates industry standard connectors at either end of the device, which connect directly to an extra-corporeal circuit (bloodlines) on a stand alone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb™ cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop, recirculating system. As blood passes over the polymer beads in the cartridge, toxins (cytokines) are adsorbed from the blood.

Previous studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data, which we used in conducting clinical studies using our CytoSorb™ device. However, limited studies have been conducted using our CytoSorb™ device to date and no assurance can be given that our proposed CytoSorb™ product will work as intended or that we will be able to obtain additional necessary regulatory body approvals to sell CytoSorb™ in markets outside of Europe. Even if we ultimately obtain additional regulatory approvals, because we cannot control the timing of responses to our regulatory submissions, there can be no assurance as to when such approvals will be obtained.

Our BetaSorb™ device is intended to remove beta2-microglobulin from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. BetaSorb™ utilizes an adsorbent polymer packed into a similarly shaped and constructed cartridge as utilized for our CytoSorb™ product, although the polymers used in the two devices are physically different with one optimized for short-term critical care use and the other specifically designed for the needs of long-term chronic usage. The BetaSorb™ device also incorporates industry standard connectors at either end of the device, which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyzer. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

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

HemoDefend is a development-stage blood purification technology platform designed to safeguard and protect the blood supply.  The Company seeks to license the HemoDefend platform and has not yet received regulatory approval in any markets. HemoDefend consists of a mixture of proprietary porous polymer beads that target the removal of contaminants that can cause transfusion reactions or cause disease in patients receiving the tens of millions of transfused blood products administered worldwide each year.  These contaminants include, for example, foreign antibodies, antigens, prions, cytokines, free hemoglobin, bioactive lipids, toxins, drugs, and other inflammatory mediators that either were from the donor or accumulated during blood storage.  The goal of the HemoDefend technology is to reduce transfusion reactions, to keep new blood fresh, and to prevent or reduce the transmission of certain infectious agents.

The HemoDefend beads are intended to be used in multiple configurations, including the common in-line filter between the blood bag and the patient as well as a patent-pending “Beads in a Bag” treatment configuration, where the beads are placed directly into a blood storage bag.  Once blood is put into this bag, the beads begin to automatically remove contaminants from the blood, and are designed to continue purifying blood throughout the entire blood storage period. The use of neutrally buoyant beads eliminates the need for mixing and is compatible with current blood storage conditions.  Integrated filters in the bag prevent beads from leaving the bag during the transfusion process. The base polymer meets ISO 10993 standards for biocompatibility, hemocompatibility, genotoxicity, cytotoxicity, acute sensitivity and complement activation and can therefore directly contact blood for extended periods of time. In addition, the beads are inert and stable at a wide range of temperatures, and do not contain any antibodies, biologics, ligands, or drugs.  Because of this, the beads have a very long shelf life that is consistent with blood storage bag manufacturing standards. No special equipment or handling is required, making it well-suited for mainstream and military applications, as well as for use in less developed countries that are not well-equipped to test and process blood products.

CytoSorbents is currently conducting a controlled market release of its approved CytoSorb™ device in limited territories in Germany and has had early product sales of approximately $36,000 in the fourth quarter of the fiscal year ended December 31, 2011. We do not anticipate significant revenues until we formally initiate a full sales launch of the CytoSorb™ device, which is intended to begin in the second quarter of 2012. We have incurred losses in each of our fiscal years and expect these losses to continue for the foreseeable future. We will need to raise significant additional funds to conduct additional clinical studies, obtain additional regulatory approvals, and to support the commercialization plans for our products. No assurance can be given that we will ever successfully commercialize any products.

Corporate History

CytoSorbents Corporation was incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger (the “Merger”), acquired all of the stock of MedaSorb Technologies, Inc., a Delaware corporation in a merger, and its business became our business. Following the Merger, in July 2006 we changed our name to MedaSorb Technologies Corporation. In November 2008 we changed the name of our operating subsidiary from MedaSorb Technologies, Inc. to CytoSorbents, Inc. In May 2010 we changed the name of our parent company to CytoSorbents Corporation. Unless otherwise indicated, all references in this Annual Report to “MedaSorb,”, “CytoSorbents”, “us” or “we” with respect to events prior to June 30, 2006 are references to CytoSorbents, Inc. and its predecessors. Our executive offices are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852. Our telephone number is (732) 329-8885.

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

As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, Ms. Chassman agreed to a modification of her rights and pricing and gave up her anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section).

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

Dividend

The holders of Series B Preferred Stock are entitled to receive preferential dividends payable in shares of additional Series B Preferred Stock. Any dividends payable to both the Series A and Series B Preferred shareholders shall be paid before any dividend or other distribution will be paid to any Common Stock shareholder. The Series B Preferred Stock dividend is based payable at a rate of 10% per annum on the Series B Stated Value payable on the last day of each calendar quarter after June 30, 2008. However, upon the occurrence of any “Event of Default” as defined in the Certificate of Designation of Series B Preferred Stock, the dividend rate increases to 20% per annum, and revert back to 10% after the “Event of Default” is cured. An Event of Default includes, but is not limited to,

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

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $2,900,000 and $1,757,000 for the years ended December 31, 2011 and 2010, respectively. From our inception date January 22, 1997, through to December 31, 2011 the Company’s research and development costs totaled approximately $50,900,000.

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

Our initial products, CytoSorb™ and BetaSorb™, are known in the medical field as hemoperfusion devices. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body. HemoDefend, a new product under development, is designed to safeguard and protect the blood supply.

Our polymer adsorbent technology can remove drugs, bioactive lipids, inflammatory mediators such as cytokines, free hemoglobin, toxins, and immunoglobulins from blood and physiologic fluids depending on the polymer construct. We believe that our technology may have many applications in the treatment of common, chronic and acute healthcare conditions including the adjunctive treatment and/or prevention of sepsis; the treatment of other critical care illnesses such as severe burn injury, trauma, acute respiratory distress syndrome and pancreatitis, the treatment of chronic kidney failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest. These applications vary by cause and complexity as well as by severity but share a common characteristic i.e. high concentrations of inflammatory mediators and toxins in the circulating blood.

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

The polymer beads designed for the HemoDefend platform are intended to be used in multiple configurations, including the common in-line filter between the blood bag and the patient, as well as a patent-pending “Beads in a Bag” configuration, where the beads are placed directly into a blood storage bag.

Markets

CytoSorbents is a critical care focused medical device company.  Critical care medicine includes the treatment of patients with serious or life-threatening conditions who require comprehensive care in the intensive care unit (ICU), with highly-skilled physicians and nurses and advanced technologies to support critical organ function to keep patients alive.  Examples of such conditions include severe sepsis and septic shock, severe burn injury, trauma, acute respiratory distress syndrome and severe acute pancreatitis.  In the U.S., an estimated $82 billion or 0.7% of the U.S. gross domestic product (GDP) is spent annually on critical care medicine.  In most larger hospitals, critical care treatment accounts for up to 20% of a hospital’s overall budget and often results in financial losses for the hospital.

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

Sepsis

Sepsis is characterized by a systemic inflammatory response in response to severe infection.  It is commonly seen in the intensive care unit, accounting for approximately 10-20% of all ICU admissions.  However, there are currently no approved products that are available to treat sepsis in the U.S. or E.U. Each year, there are more than one million and 1.5 million new cases of severe sepsis or septic shock in the United States and Europe, respectively. Based on the reported incidence of sepsis in a number of developed countries, the worldwide incidence is estimated to be 18 million cases per year. According to the U.S. Centers of Disease Control and Prevention (CDC), the incidence of serious infection and sepsis has doubled in the U.S. in the past 10 years. The main driver of sepsis incidence is the aging demographic, specifically patients who are older than age 65 who are more prone to infection and now account for two-thirds of patients hospitalized for sepsis and the majority of sepsis deaths. Other factors contributing to the increase in sepsis incidence include the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (MRSA), an increase in co-morbid conditions like HIV, cancer and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips and knees that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H1N1 influenza.

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

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multi-organ failure and in many cases death. Until recently, there have been no available therapies in the U.S. or E.U. that can control the aberrant immune response and cytokine storm. Our CytoSorb™ device is a clinically-proven broad-spectrum cytokine filter and is currently approved for sale in the E.U. It is intended to play a critical role in treating patients with elevated levels of cytokines such as in severe sepsis or septic shock by reducing cytokine storm, while antibiotics work to control the actual infection. CytoSorb™ has demonstrated the ability to safely control cytokine storm in its recently completed randomized, controlled European Sepsis Trial in patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis.

The Company estimates that the market potential in Europe for its products is substantially equivalent to that in the U.S.   In Germany alone, according to the German Sepsis Society (GSS), there are approximately 154,000 cases of sepsis each year.   Patients are treated in the intensive care unit for 12-18 days on average and for a total of 20-25 days in the hospital. Germany is the largest medical device market in Europe and the third largest in the world.

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

In January 2012, CytoSorbents was notified by the DARPA (Defense Advanced Research Projects Agency) that its cytokine and toxin removal technology has been selected for funding for its “Dialysis-like Therapeutics” program for the extracorporeal treatment of sepsis, pending successful contract negotiations.

Acute Respiratory Distress Syndrome

Acute lung injury (ALI) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising the lung’s ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body.  There are an estimated 165,000 cases of acute respiratory distress syndrome in the U.S. each year, with more cases in the E.U.  Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation therapy, to help achieve adequate oxygenation of the blood.   Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury and ventilator-acquired pneumonias and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (eg. emphysema or chronic obstructive pulmonary disease) and age.  Because of this, mortality is typically greater than 30%, even with modern medicine and ventilation techniques.  ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock.  Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung.   Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster intensive care unit discharge, thereby potentially saving costs.  CytoSorb™ treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial.

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

Trauma

According to the National Center for Health Statistics, in the U.S., there are more than 31 million visits to hospital emergency rooms, with 1.9 million hospitalizations, and 167,000 deaths every year due to injury.  The leading causes of injury are trauma from motor vehicle accidents, being struck by an object or other person, and falls. Trauma is a well-known trigger of the immune response and a surge of cytokine production or cytokine storm.  In trauma, cytokine storm contributes to a systemic inflammatory response syndrome (SIRS) and a cascade of events that cause cell death, organ damage, organ failure and often death. Cytokine storm exacerbates physical trauma in many ways.  For instance, trauma can cause hypovolemic shock due to blood loss, while cytokine storm causes capillary leak and intravascular volume loss, and triggers nitric oxide production that causes cardiac depression and peripheral dilation.  Shock can lead to a lack of oxygenated blood flow to vital organs, causing organ injury.  Severe systemic inflammation and cytokine storm can lead to acute lung injury and acute respiratory distress syndrome as is often seen in ischemia and reperfusion injury following severe bleeding injuries.  Penetrating wound injury from bullets, shrapnel and knives, can lead to infection and sepsis, another significant cause of organ failure in trauma.  Complicating matters is the breakdown of damaged skeletal muscle, or rhabdomyolysis, from blunt trauma that can lead to a massive release of myoglobin into the blood that can crystallize in the kidneys, leading to acute kidney injury and renal failure.  Renal failure in trauma is associated with a significant increase in expected mortality. Cytokine reduction by CytoSorb™ and related technologies may have benefit in trauma, potentially improving clinical outcome.   In December 2011, CytoSorbents was awarded a Phase I SBIR (Small Business Innovation Research) grant from the U.S. Army Medical Research and Materiel Command to develop its technology for the treatment of trauma and rhabdomyolysis.

Severe Acute Pancreatitis

Acute pancreatitis is the inflammation of the pancreas that results in the local release of digestive enzymes and chemicals that cause severe inflammation, necrosis and hemorrhage of the pancreas and local tissues. Approximately 210,000 people in the U.S. are hospitalized each year with acute pancreatitis with roughly 20% requiring ICU care.  Overall ICU mortality approaches 10%.  It is caused most frequently by a blockage of the pancreatic duct or biliary duct with gallstones, cancer, or from excessive alcohol use.  Severe acute pancreatitis is characterized by severe pain, inflammation, and edema in the abdominal cavity, as well as progressive systemic inflammation that can lead to multiple organ failure.  High levels of cytokines and digestive enzymes can be found in the blood and are correlated to organ dysfunction. CytoSorb™ may potentially benefit overall outcomes in episodes of acute pancreatitis by removing a diverse set of toxins from blood.

Cardiopulmonary Bypass Procedures

There are approximately 400,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S. and more than 800,000 worldwide. Some patients, nearly one-third, suffer from post-operative complications of cardiopulmonary bypass surgery, including complications from infection, pneumonia, pulmonary, and neurological dysfunction. A common characteristic of these post-operative complications is the presence of high amounts of cytokines in the blood.  Extended surgery time leads to longer ICU recovery time and hospital stays, both leading to higher costs – approximately $32,000 per coronary artery bypass graft procedure. We believe that the use of CytoSorb™ during and after the surgical procedure may prevent or mitigate post-operative complications for many CPB patients.

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

Blood Transfusions

The HemoDefend platform is designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply. In the United States alone, 15 million packed red blood cell (pRBC) transfusions and another 15 million transfusions of other blood products (e.g. platelet, plasma, and cryoprecipitate) are administered each year with an average of 10% of all US hospital admissions requiring a blood transfusion. The sheer volume of transfusions, not just in the US, but worldwide, complicates an already difficult task of maintaining a safe and reliable blood supply.  Trauma, invasive operative procedures, critical care illnesses, supportive care in cancer, military usage, and inherited blood disorders are just some of the drivers of the use of transfused blood.  In war, hemorrhage from trauma is a leading cause of preventable death, accounting for an estimated 30-40% of all fatalities. For example, in Operation Iraqi Freedom, due to a high rate of penetrating wound injuries, up to 8% of admissions required massive transfusions, defined as 10 units of blood or more in the first 24 hours.  There is a clear need for a stable and safe source of blood products.  However, blood shortages are common and exacerbated by the finite lifespan of blood.  According to the Red Cross, packed red blood cell (pRBC) units have a refrigerated life span of 42 days.  However, many medical experts believe there is an increased risk of infection and transfusion reactions once stored blood ages beyond two weeks.  Transfusion-related acute lung injury (TRALI) is the leading cause of non-hemolytic transfusion-related morbidity and mortality, with an incidence of 1 in 2,000-5,000 transfusions and a mortality rate of up to 10%.   Fatal cases of TRALI have been most closely related to anti-HLA or anti-granulocyte antibodies found in a donor’s transfused blood.  Other early transfusion reactions such as transfusion-associated dyspnea, fever and allergic reactions occur in 3-5% of all transfusions and can vary in severity depending on the patient’s condition.  These are caused by cytokines, bioactive lipids, free hemoglobin, toxins, foreign antigens, certain drugs, and a number of other inflammatory mediators that accumulate in transfused blood products during storage.  Leukoreduction can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents. Automated washing of pRBC is effective but is impractical due to the time, cost, and logistics of washing each unit of blood.  The HemoDefend platform is a potentially superior alternative to these methods.

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

Products

The polymer adsorbent technology used in our products can remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the adjunctive treatment and/or prevention of other critical care conditions such as acute respiratory distress syndrome, burn injury, trauma and pancreatitis; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the treatment of chronic kidney failure) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. In 2011 we completed our European Sepsis Trial of our CytoSorb™ device.  The study was a randomized, open label, controlled clinical study in fourteen (14) sites in Germany of one hundred (100) patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis. The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients, and that treatment was safe in these patients.  The Company completed the CytoSorb™ technical file review with our Notified Body and CytoSorb™ subsequently received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter indicated for use in any clinical situation where cytokines are elevated.  Given sufficient and timely financial resources, we intend to commercialize in Europe and conduct additional clinical studies of our products. However, there can be no assurance that we will ever obtain regulatory approval for any other device, or that the CytoSorb™ device will be able to generate significant, or any, sales.

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

Potential Benefits: To the extent our adsorbent blood purification technology is able to prevent or reduce the accumulation of cytokines in the circulating blood, we believe our products may be able to prevent or mitigate severe inflammation, organ dysfunction and failure in sepsis patients. Therapeutic goals as an adjunctive therapy include improved clinical outcome, and reduced ICU and total hospitalization time.

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

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of a single biologic, Xigris® from Eli Lilly, to our knowledge, no other products have been approved in either the U.S. or Europe for the treatment of sepsis. In 2011 after completing a follow up study required by the FDA, it was subsequently determined that Xigris® does not have a statistically significant mortality benefit, and Eli Lilly has withdrawn Xigris® from all markets worldwide.

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

CytoSorb™’s ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing , which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. Data collected during the “emergency and compassionate use” treatment of a single sepsis patient, as well as a human sepsis pilot study, have been encouraging to us.

CytoSorb™ has been designed to achieve broad-spectrum removal of both pro- and anti-inflammatory cytokines, preventing or reducing the accumulation of high concentrations in the bloodstream. This approach is intended to modulate the immune response without causing damage to the immune system. For this reason, researchers have referred to the approach reflected in our technology as ‘immunomodulatory’ therapy.

Projected Timeline: Previous clinical studies using our BetaSorb™ device in patients with chronic kidney failure have provided valuable data, which underpin the development of the critical care applications for our technology. The BetaSorb™ device has been used in a total of four human pilot studies, involving 20 patients, in the U.S. and Europe. The studies included approximately 350 treatments, with some patients using the device for up to 24 weeks (in multiple treatment sessions lasting up to four hours, three times per week) in connection with the application of our products to patients suffering from chronic kidney failure. The BetaSorb™ device design was also tested on a single patient with bacterial sepsis, producing results that our management has found encouraging and consistent with our belief that our device design is appropriate for more extensive sepsis study.

We have completed our European Sepsis clinical trial of our CytoSorb™ device, which enrolled one hundred (100) patients with the participation of fourteen hospital units.   The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well-tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011 the Company successfully completed its technical file review with its Notified Body, and CytoSorb™ subsequently received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.

The Company is currently manufacturing its CytoSorb™ device for a controlled-market release in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorb™ for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies the Company intends to continue its commercialization plans of its product in Europe.

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

The HemoDefend Blood Purification Technology Platform (Acute and Critical Care)

APPLICATION: Reduction of contaminants in the blood supply that can cause transfusion reactions or disease when administering blood and blood products to patients.

Potential Benefits:  The HemoDefend blood purification technology platform is designed to reduce contaminants in the blood supply that can cause transfusion reactions or disease.  It is a development stage technology that is not yet approved in any markets, but is comprised of CytoSorbents’ highly advanced, biocompatible, polymer bead technology.  If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits.

•	reduce the risk of transfusion reactions and improve patient outcome

•	improve the quality, or extend the shelf life of stored blood products

•	improve the availability of blood and reduce blood shortages by reducing the limitations of donors to donate blood

•	allow easier processing of blood

Background and Rationale:  The HemoDefend technology platform was built upon our successes in designing and manufacturing porous polymer beads that can remove cytokines.  We have expanded the technology to be able to remove substances as small as drugs and bioactive lipids, to proteins as large as antibodies from blood that can cause transfusion reactions and disease.  Although the frequency of these reactions are relatively low (~3-5%), the sheer number of blood transfusions is so large, that the number of transfusion reactions, ranging from mild to life-threatening, is substantial, ranging from several hundreds of thousands to more than a million reactions each year in the U.S. alone.  In critically-ill patients the risk of transfusion reactions is significantly higher than in the general population and can increase the risk of death because their underlying illnesses have depleted protective mechanisms and have primed their bodies to respond more vigorously to transfusion-associated insults.

A number of retrospective studies have also suggested that administration of older blood leads to increased adverse events and even increased mortality, compared with blood recently harvested.  Biological studies have demonstrated the accumulation of erythrocyte storage lesions that compromise the function and structural integrity of packed red blood cells and have also demonstrated the accumulation of substances during blood storage that can lead to transfusion reactions.  There are currently two ongoing adult, prospective, randomized, controlled studies, RECESS and ABLE, looking at morbidity and mortality in cardiovascular surgery patients and critically ill patients, respectively, treated with either “new” or “older” blood.  The outcome of these studies should not alter the current pressing need for better solutions to reduce transfusion-related adverse events and to improve clinical outcome.  However, should they demonstrate that older blood has increased risk, it could result in an increased need for new technologies such as the HemoDefend platform.

Projected Timeline:  The HemoDefend platform is based on our advanced polymer technology.  The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation.  HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids.  We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters.   The Company seeks to out-license this technology to a strategic partner in the transfusion medicine space, but may elect to continue its development in parallel with out-licensing efforts.

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

As discussed above, due to practical and economic considerations, we are focusing our efforts and resources on commercializing our CytoSorb™ device for critical care applications. Following commercial introduction of the CytoSorb™ device, and with sufficient additional resources, we plan to continue development of the BetaSorb™ resin and may conduct additional clinical studies using the BetaSorb™ device in the treatment of end stage renal disease patients.

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

Researchers at UPMC have participated in nearly every major clinical study of potential sepsis intervention during the past twenty years. Drs. Derek Angus and John Kellum were investigators for Eli Lilly’s sepsis drug, Xigris®. Dr. Kellum, a member of the UPMC faculty since 1994, is the Chairman of our Severe Sepsis and Inflammatory Disease Advisory Board. Dr. Kellum’s research interests span various aspects of Critical Care Medicine, but center on critical care nephrology (including acid-base, and renal replacement therapy), sepsis and multi-organ failure, and clinical epidemiology. He is Chairman of the Fellow Research Committee at the University of Pittsburgh Medical Center, has authored more than 300 publications and has received numerous research grants from foundations and industry.

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

Fresenius Medical Care is the world's largest, integrated provider of products and services for individuals with chronic kidney failure. Through its network of more than 2,700 dialysis clinics in North America, Europe, Latin America, Asia-Pacific, and Africa, Fresenius Medical Care provides dialysis treatment to more than 215,000 patients around the globe. Fresenius Medical Care is also the world's largest provider of dialysis products, such as hemodialysis machines, dialyzers and related disposable products.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours at the time, to make a $4 million investment in the Company, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorb™ in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of the Company, which at the time was a limited liability company. Those membership units ultimately became 185,477 shares of our Common Stock following our June 30, 2006 merger. For the year ended December 31, 2011 the Company has accrued royalty costs of $1,082.

With Purolite

In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. In particular, the Settlement Agreement relates to several of our issued patents and several of our pending patent applications covering our biocompatible polymeric resins, our methods of producing these polymers, and the methods of using the polymers to remove impurities from physiological fluids, such as blood. For the year ended December 31, 2011 per the terms of the license agreement the Company has recorded royalty costs of $731.

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

Product Payment & Reimbursement

Critical Care Applications

Europe

Payment for our CytoSorb™ device for the removal of cytokines in patients with life-threatening illnesses is country dependent in Europe. We are initially marketing the device in Germany where a path for separate CytoSorb™ reimbursement has been established.  Reimbursement can also be covered by the standard  “diagnosis related group” (DRG) acute care reimbursement. Under this system, hospitals would purchase CytoSorb™ and subtract the cost from a pre-determined lump-sum payment made by the payor to the hospital based on the patient’s diagnosis. If we are able to successfully introduce the CytoSorb™ device into the German market we intend to apply for reimbursement in France, England, Italy and Spain representing the other four economic leaders in Europe and introduce our products in those countries accordingly. Reimbursement is specific to each country. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

United States

As in Germany, payment for our CytoSorb™ device in the US for the treatment and prevention of sepsis and other related acute care applications is initially anticipated to fall under the DRG in-patient reimbursement system, which is currently the predominant basis of hospital medical billing in the United States. Under this system, predetermined payment amounts are assigned to categories of medical patients with respect to their treatments at medical facilities based on the DRG that they fall within (which is a function of such characteristics as medical condition, age, sex, etc.) and the length of time spent by the patient at the facility. Reimbursement is not determined by the actual procedures used in the treatment of these patients, and a separate reimbursement decision would not be required to be made by Medicare, the HMO or other provider of medical benefits in connection with the actual method used to treat the patient.

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

It is expected that in the U.S., Medicare will be the primary payer for the BetaSorb™ device, through a bundled payment for dialysis. The large majority of costs not covered by federal programs are covered by the private insurance sector.

Dialysis reimbursement for end-stage renal disease patients in the U.S. in 2011 was covered by a dialysis “bundle payment” where the costs of dialysis treatments, medications, labs and supplies were paid to the dialysis clinics by Medicare. In 2014, other medications such as phosphate binders and calcium supplements will also be covered in this bundle. Coverage by this bundle will be required to obtain reimbursement for all new dialysis therapies and represents a potential challenge for BetaSorb™, if or when the treatment becomes approved and available. If BetaSorb™ can demonstrate the reduction of overall costs of treatment, it will have a higher chance of inclusion into the bundle.

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, acute respiratory distress syndrome, trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We have demonstrated the statistically significant reduction of a number of key cytokines by CytoSorb™ on the order of 30-50% in human patients with predominantly septic shock and acute respiratory distress syndrome.   In a post-hoc subgroup analysis of our European Sepsis Trial, we have also demonstrated statistically significant improvements in mortality in patients at high risk of death, including patients with either very high cytokine levels or patients older than age 65, both of which have a high predicted mortality.

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

There are three common forms of blood purification, including hemodialysis, hemofiltration, and hemoperfusion. All modes are generally supported by standard hemodialysis machines. All take blood out of the body to remove toxins and unwanted substances from blood, and utilize extracorporeal circuits and blood pumps. Dialysis and hemofiltration remove substances from blood by diffusion and ultrafiltration, respectively, through a semi-permeable membrane, allowing the passage of certain sized molecules across the membrane, but preventing the passage of other, larger molecules. Hemoperfusion utilizes solid or porous sorbents to remove things based on surface adsorption, not filtration.

CytoSorb™ is a hemoperfusion cartridge, using an adsorbent of specified pore size, which controls the size of the molecules which can pass into the adsorbent and vastly increases the area available for surface adsorption.. As blood flows over our polymer adsorbent, middle molecules such as cytokines flow into the polymer adsorbent and are adsorbed. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like hemodialysis or hemofiltration. Accordingly, we believe that our technology has significant advantages as compared to traditional dialysis techniques.

CytoSorbents’ HemoDefend platform is a development-stage technology utilizing a mixture of proprietary porous polymer beads that target the removal of contaminants that can cause transfusion reactions or cause disease in patients receiving transfused blood products.  The HemoDefend beads can be used in multiple configurations, including the common in-line filter between the blood bag and the patient as well as a unique, patent-pending “Beads in a Bag” treatment configuration, where the beads are placed directly into a blood storage bag.

Sepsis

Researchers have explored the potential of using existing membrane-based dialysis technologies to treat patients suffering from sepsis. These techniques are unable to effectively remove middle molecular weight toxins, which leading researchers have shown to cause and complicate sepsis. The same experts believe that a blood purification technique that efficiently removes, or significantly reduces, the circulating concentrations of such toxins might represent a successful therapeutic option. CytoSorb™ has demonstrated the ability to remove middle molecular weight toxins, such as cytokines, from circulating blood in a statistically significant manner.

Medical research during the past two decades has focused on drug interventions aimed at chemically blocking or suppressing the function of one or two inflammatory agents. In hindsight, some researchers now believe this approach has little chance of significantly improving patient outcomes because of the complex pathways and multiple chemical factors at play. Clinical studies of these drug therapies have been largely unsuccessful. An Eli Lilly drug, Xigris®, cleared by the FDA in November 2001, is the first and only drug to be approved for the treatment of severe sepsis. Clinical studies demonstrated that use of Xigris® resulted in an average absolute 6% reduction in 28-day mortality, and an absolute 13% reduction in 28-day mortality in the most severe sepsis patients. The drug remains controversial and is considered expensive when compared to the percentage of patients who benefit.  In 2011 after completing a follow up study required by the FDA, it was subsequently determined that Xigris® does not have a statistically significant mortality benefit, and in October 2011, Eli Lilly withdrew Xigris® from all markets worldwide.

Pharmaceutical research for the treatment of sepsis continues with a number of clinical stage drug trials being presently conducted including, but not limited to, drug and biologic candidates from Eisai Co., Ltd, AM-Pharma B.V., Agennix AG and BTG plc.  In February 2012, Agennix announced a halt to its Phase 2/3 OASIS sepsis trial due to increased mortality in treatment arm. The study is being un-blinded to further analyze the cause of this increased mortality. In January 2011, Eisai announced that its 2,000 patient pivotal Phase III ACCESS trial using Eritoran to treat patients with severe sepsis did not meet its primary endpoint of 28-day all-cause mortality, but will continue analyzing its clinical data and determine next steps.  Eritoran is a toll-like receptor 4 (TLR-4) antagonist designed to prevent or reduce activation of the immune system by endotoxin.

Using a medical device to treat sepsis remains a relatively novel treatment approach. Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe, Japan, and 16 other countries, but is not yet approved in the United States.  To date, it has been used to treat more than 80,000 patients since 1994.  Toraymyxin does not directly reduce cytokines.  Spectral Diagnostics, Inc has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product.  In June 2010, Spectral began enrollment of its targeted 360 patient, 30-site randomized, controlled U.S.Phase III trial (EUPHRATES) to diagnose endotoxemia and then treat sepsis with Toraymyxin. The endpoint of the trial is 28-day all-cause mortality and interim data is expected at the end of 2012. To date, all anti-endotoxin strategies have failed in large scale randomized controlled sepsis trials.  Toray also markets its Hemofeel CH1.0 polymethylmethacrylate membrane (PMMA) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis.  We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis.  Without such studies, it is difficult to assess the true impact of this technology in these conditions.  Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood.  It is not specifically approved for the treatment of sepsis. Fresenius has launched a similar high molecular weight cut off filter called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L. also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood.  Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan.  Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009.  Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance.  To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis.  Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems.  In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then.  Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines.  To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients.  CytoPherx Inc., has developed an extracorporeal system based on selective cytopheresis, or the inactivation or removal of activated leukocytes. It is currently enrolling a 344 patient Phase 2 trial that began in August 2011 and is expected to be completed by December 2012. in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. Other potential competitors include the now defunct Arbios Systems, Inc. Hemolife Medical, Inc. and Hemocleanse Technologies, LLC.  We believe our CytoSorb™ cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

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

Trauma

Trauma management initially involves respiratory, hemodynamic and physical stabilization of the patient.  However, in the days to weeks that ensue, the focus shifts to preventing or treating organ failure and preventing or treating infection.  We are not aware of any specific therapies to prevent or treat multiple organ dysfunction or multiple organ failure in trauma.  Rhabdomyolysis, or the breakdown of muscle fibers due to crush injury or other means, occurs in trauma and can lead to acute kidney injury or renal failure. Aggressive hydration, urine alkalinzation, and forced diuresis are the main therapies to prevent renal injury.  Continuous hemodiafiltration with super-high-flux membranes has demonstrated modest myoglobin clearance but was associated with albumin loss.  In general, however, most extracorporeal therapies are not well-suited to remove myoglobin.  We have developed a polymer resin that removes myoglobin efficiently without major losses of albumin. The US Army Medical Research and Materiel Command has funded the development of our polymer resins to treat trauma and rhabdomyolysis under a Phase I SBIR grant awarded to CytoSorbents in December 2011.

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

HemoDefend Purification Technology Platform for Transfused Blood Products

There are only a few directly competitive approved products to address the removal of substances from blood and blood products that can cause transfusion reactions, Leukoreduction (Pall Corporation, Terumo-BCT, Hemerus Corporation, others) is widely used in transfusion medicine and can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents.  Automated washing of pRBC is very effective at cleansing contaminants from blood, but is impractical due to the time, cost, and logistics of washing each unit of blood and is not widely used.  Blood filters that utilize affinity technologies are in development to remove antibodies from blood, The HemoDefend platform represents a potentially superior alternative to these methods, as it can provide comprehensive removal of a wide variety of contaminants that can trigger transfusion reactions without washing blood, requires no additional equipment, energy source, or manipulation, and can be incorporated directly into the blood storage bag or used as an in-line blood filter.

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

We received approval from the German Ethics Committee in July of 2007 to conduct a clinical study with enrollment of up to 80 patients with acute respiratory distress syndrome or acute lung injury in the setting of sepsis, with the goal of obtaining data from a total of 60 patients. After enrolling 22 patients in a sepsis pilot study, in April 2009, we requested the study be expanded to 100 patients to again enroll approximately 80 patients with a target of data from 60 patients. Additionally, we updated blood sampling and handling procedures to minimize non-device related artifacts that may potentially arise if the samples are not processed appropriately.

We have since completed our European Sepsis clinical trial of our CytoSorb™ device, which enrolled one hundred (100) patients with the participation of fourteen hospital units.  The Sepsis Trial has successfully demonstrated CytoSorb™’s ability to reduce circulating levels of cytokines from whole blood in treated patients.  The treatment was well-tolerated with no serious device related adverse events reported to date in more than 300 treatments.

In March 2011 the Company successfully completed its technical file review with its Notified Body, and has received approval to apply the CE Mark to the CytoSorb™ device as an extracorporeal cytokine filter indicated to be used broadly in any clinical situation where cytokines are elevated.  CytoSorbents has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union.

The Company is currently manufacturing its CytoSorb™ device for a controlled-market release in the European Union.  Concurrent with its commercialization plans, the Company is exploring the potential to treat additional patients in Europe to gather additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.  As we analyze clinical data from the current trial and prepare to market CytoSorb™ for clinical use, we plan to conduct additional clinical studies in sepsis and other critical care diseases.  Assuming availability of adequate and timely funding, and continued positive results from our clinical studies the Company intends to continue its commercialization plans of its product in Europe.

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

In December 2011 CytoSorbents was awarded a $100,000 Phase I SBIR (Small Business Innovation Research) grant by the US Army Medical Research and Materiel Command to evaluate our technology for Cytokine and Myoglobin removal in the treatment of trauma.

In addition our technology proposal submitted to the Defense Advanced Research Projects Agency (DARPA) has been selected for funding and we are in contract negotiations with DARPA on the scope of work and budget. This process may take several months and no assurance can be given that we will successfully conclude these negotiations.

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

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorb™ device will be approved for CE Mark labeling in other potential medical applications or that it will be approved for cytokine filtration in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

Sales and Marketing

We currently estimate, provided that we receive adequate and timely funding to support our planned activities and that our products continue to perform as expected in clinical studies, that we will continue our commercialization plans in Europe. We have initiated a controlled market release of our product in certain key areas in Germany with the goal of raising awareness, attending critical care conferences, and to seek initial clinical usage of the device. A broader launch to eventually include all of Germany, England, Italy, France and Spain and other countries in the E.U. is planned to begin in the second quarter of 2012.  We plan to sell our products in the E.U. with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships.

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

Employees

As of December 31, 2011, we had eight full-time employees and utilize consultants and temporary hires who are not employees of the company as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

As of December 31, 2011 we had cash on hand of $1,186,653 and current liabilities of $1,527,949. We will need additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

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

We may direct Lincoln Park Capital (“LPC”) to purchase up to $8,500,000 worth of shares of our common stock under our agreement over a 32 month period generally in amounts of up to $50,000 every two business days, which amounts may be increased under certain circumstances.    Assuming a purchase price of $0.135 per share (the closing sale price of the common stock on December 9, 2011) and the purchase by LPC of the full 38,000,000 purchase shares and along with issuance of 1,634,615 additional pro rata commitment shares registered under this offering, proceeds to us would be $5,130,000.

To the extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  Even if we sell all $8,500,000 under the Purchase Agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves.

We currently are in the process of commercializing our products, but there can be no assurance that we will be successful in developing commercial operations.

We are a development stage company and have been engaged primarily in research and development activities and have generated limited revenues to date. There can be no assurance that we will be able to successfully manage the transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, market adoption, marketing problems and additional costs and expenses that may exceed current estimates. Our proposed products will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization and for ongoing compliance for our CE Mark. We will also need to raise significant additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by the CE Mark. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2011, we had an accumulated deficit of $92,557,542, which included net losses of $5,481,648 for the year ended December 31, 2011 and $2,908,865 for the year ended December 31, 2010. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We depend upon key personnel who may terminate their employment with us at any time.

As of March 28, 2012 we currently have thirteen full-time employees and several full-time interim employees.  Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; David Lamadrid, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett our Chief Medical Officer, who works with us on a consulting basis. These individuals do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our polymer products. Even with our approval to apply the CE Mark to our CytoSorb™ device as a cytokine filter, our products may not achieve market acceptance in the European countries that recognize and accept the CE Mark.   Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE Mark.  There is no guarantee that the Company will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals.  The degree of market acceptance will depend upon a number of factors, including:

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

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. Approval of our CytoSorb™ device as a cytokine filter as well as the data we have gathered in our clinical studies to support device usage in this indication may not be sufficient for market acceptance in the medical community.  We may also need to conduct additional clinical studies to gather additional data for marketing purposes.  If we are unable to obtain regulatory approval or commercialize and market our products when planned, we may not achieve any market acceptance or generate revenue.

Even with our approval to apply the CE Mark to our CytoSorb™ device as a cytokine filter, there can be no assurance that the data from our limited clinical studies will be viewed as sufficient by the medical community to support the purchase of our products in substantial quantities or at all.

The Company anticipates that CytoSorb™ will be eligible for payment in Germany from standard DRG reimbursement rates. However, we plan to seek additional reimbursement specifically for our product, both in Germany and in other European countries, to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

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

The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the European market, the United States, in various states and in other foreign countries. In the United States and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary additional approvals to sell our products in the United States or other countries. Even if we do ultimately receive FDA approval for any of our products, we will be subject to extensive ongoing regulation. While the Company has received approval from its Notified Body to apply the CE Mark to our CytoSorb™ device, we will be subject to extensive ongoing regulation and auditing requirements to maintain the CE Mark.

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

To date, we have conducted limited clinical studies on our products.   There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business.  Even though we have received approval to apply the CE  Mark to our CytoSorb™ device as a cytokine filter, there can be no assurance that we will be able to receive approval for other potential applications of CytoSorb™, or that we will receive regulatory clearances from other targeted regions or countries.

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

We are in the research and development and clinical study phase of product commercialization. We have received approval from our Notified Body to apply the CE Mark to our CytoSorb™ device for commercial sale as a cytokine filter, but we will need to establish the capability to commercially manufacture our products in accordance with international regulatory requirements and maintain compliance on an ongoing basis. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

While we currently believe we have established sufficient production capacity to supply potential near term demand for the CytoSorb™ device, we will need to scale up and increase our manufacturing capabilities in the future. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

The Company anticipates that CytoSorb™ will be eligible for payment in Germany from standard DRG reimbursement rates. However, we plan to seek additional reimbursement specifically for our product, both in Germany and in other European countries, to help further drive adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

INVESTMENT RISKS

Directors, executive officers and principal stockholders own a significant percentage of the shares of Common Stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own approximately 12.8% of our outstanding shares of Common Stock. Additionally one of our Directors represents an institutional investor which holds approximately 48% of our Series B Preferred Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties.

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We issued an additional 5,752,268 shares of Series A Preferred Stock through December 31, 2011 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. Net of cumulative conversions into Common Stock through March 30, 2012, the Company has a total of 1,447,159 shares of Series A Preferred Stock issued and outstanding. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

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

Immediately following our June 2008 and August 2008 private placement, we issued a total of 52,931.47 shares of Series B 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,293,147. We issued an additional 34,937.18 shares of Series B Preferred Stock through December 31, 2011 to additional investors, and as dividends. Net of cumulative conversions into Common Stock through March 30, 2012, the Company has a total of 65,301.78 shares of Series B Preferred Stock issued and outstanding. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series B Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum:

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

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into a funding agreement with Lincoln Park Capital Fund, LLC (“LPC”), we authorized the issuance to LPC of up to $8,500,000 worth of shares of our common stock plus 1,634,615 shares of common stock as additional commitment shares. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock.   39,634,615 shares of common stock have been registered pursuant to an S-1 registration statement declared effective by the Securities and Exchange Commission (“SEC”). It is anticipated that these registered shares will be sold over a period of up to 32 months from the date of Purchase Agreement.  Depending upon market liquidity at the time, a sale of shares pursuant to the Purchase Agreement at any given time could cause the trading price of our common stock to decline.

We can elect to direct purchases in our sole discretion.  After LPC has acquired such shares, it may sell all, some or none of such shares.  Therefore, sales to LPC by us under the agreement may result in substantial dilution to the interests of other holders of our common stock.  The sale of a substantial number of shares of our common stock under the Purchase Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. In addition, our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which approximately 322,373,000 shares remain available for issuance and may be issued by us or issued through conversions of preferred stock or convertible notes without stockholder approval. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Price
	High	Low

2010
First quarter	$0.26	$0.15
Second quarter	$0.17	$0.07
Third quarter	$0.09	$0.07
Fourth quarter	$0.15	$0.09

2011
First quarter	$0.41	$0.12
Second quarter	$0.48	$0.18
Third quarter	$0.30	$0.13
Fourth quarter	$0.18	$0.11

The number of holders of record for our Common Stock as of March 30, 2012 was approximately 3,350. This number excludes individual stockholders holding stock under nominee security position listings.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2011, after giving effect to the Merger and subsequent grants. The Registrant had no options outstanding prior to the Merger, and all of the options below were issued either in connection with the Merger to former option holders of CytoSorbents or subsequently as new grants to employees, directors, and consultants.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	39,833,438		$0.39		166,562	(2)
Total	39,833,438	(3)	$0.39	(3)	166,562

(1)	Represents options that may be issued under our 2003 Stock Option Plan.

(2)	Represents the unadjusted number of options that may be issued under our 2006 Long-Term Incentive Plan. The options available under the pool may be increased to maintain 15% of the fully diluted share count as needed.

(3)	Represents options to purchase (i) 118,667 shares of Common Stock at a price of $41.47 per share, (ii) 24,112 shares of Common Stock at a price of $31.52 per share, (iii) 35,488 shares of Common Stock at a price of $21.57 per share, (iv) 15,492 shares of Common Stock at a price of $19.91 per share, (v) 439,740 shares of Common Stock at a price of $6.64 per share, (vi) 173,000 shares of Common Stock at a price of $1.90 per share, (vii) 306,000 shares of Common Stock at a price of $1.65 per share, (viii) 400,000 shares of Common Stock at a price of $1.26 per share, (ix) 166,756 shares of Common Stock at a price of $1.25 per share, (x) 3,014,000 shares of Common Stock at a price of $0.25, (xi) 137,622 shares of Common Stock at a price of $0.22, (xii) 2,530,000 shares of Common Stock at a price of $0.173, (xiii) 2,365,000 shares of Common Stock at a price of $0.168, (xiv) 408,000 shares of Common Stock at a price of $0.166, (xv) 5,000 shares of Common Stock at a price of $0.159, (xvi) 2,000 shares of Common Stock at a price of $0.154, (xvii) 35,000 shares of Common Stock at a price of $0.143, (xviii) 13,500,000 shares of Common Stock at a price of $0.138, (xix) 90,000 shares of Common Stock at a price of $0.136 per share, (xx) 302,000 shares of Common Stock at a price of $0.134, (xxi) 30,000 shares of Common Stock at a price of $0.097, (xxii) 2,000 shares of Common Stock at a price of $0.09, (xxiii) 7,000 shares of Common Stock at a price of $0.089, (xxiv) 2,753,858 shares of Common Stock at a price of $0.084, (xxv) 115,000 shares of Common Stock at a price of $0.08, and (xxvi) 12,857,703 shares of Common Stock at a price of $0.035.

Item 6.	Selected Financial Data.

Not required by smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

PLAN OF OPERATIONS

Overview

We are a development stage company and expect to remain so for at least the next several quarters.  CytoSorbents is a critical care focused company using blood purification to treat disease.   In March 2011, we received European Union (E.U.) regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb™, as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated.    CytoSorbents has started the process of commercializing its operations with the launch of sales of its CytoSorb™ device in the E.U. In mid-September we started to exhibit the CytoSorb™ device at conferences in Germany as part of our product marketing under a controlled-market release in select geographic territories in Germany.  Because of the limited nature of this initial release, we anticipate only modest sales until we expand our marketing efforts into the broader market.

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

We are focusing our efforts on the commercialization of our CytoSorb™ product and have begun a controlled-marketing program in select territories in Germany. The initial major market focus for CytoSorb™ is the adjunctive treatment of sepsis, a systemic inflammatory response to a serious infection or traumatic event. CytoSorb™ has been designed to prevent or reduce the accumulation of high concentrations of cytokines in the bloodstream associated with sepsis and is intended for short-term use with standard of care therapy that includes antibiotics. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be absorbed by our CytoSorb™ device.

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

Results of Operations

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

Our research and development costs were $2,900,005 and $1,757,370 for the years ended December 31, 2011 and 2010, respectively. We have experienced substantial operating losses since inception. As of December 31, 2011, we had an accumulated deficit of $92,557,542, which included net losses of $5,481,648 and $2,908,865 for the years ended December 31, 2011 and December 31, 2010 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $4,130,194 and $2,516,757 for the years ended December 31, 2011 and December 31, 2010 respectively. Legal, financial, and other consulting costs were $342,651and $307,262 for the years ended December 31, 2011 and 2010, respectively.

Interest (income) expense, net, in the amounts of $1,044,881 and $84,846 include interest and dividend income in the amounts of $1,464 and $915 for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2011, we had cash on hand of $1,186,653 and current liabilities of $1,527,949. In February and March 2012 we received approximately $850,000 as proceeds from the sale of 6,007,366 shares of Common Stock per the Purchase Agreement with LPC (See Note 11 of the consolidated financial statements) at an average price of approximately $0.142 per share of Common. In February 2012 the Company issued 12-month Promissory Notes in the principal amount of $700,000, which accrue interest at the rate of 8% per annum, which are further described in Note 11 to the consolidated financial statements.

We believe that we have sufficient cash to fund our operations into the third quarter of 2012, following which we will need additional funding before we can complete additional clinical studies and commercialize our products. The Company has received SEC approval for a registration statement filed for the funding agreement with Lincoln Park Capital Fund LLC. Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 9 of Financial Statements) The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations. We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

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

Revenue Recognition

The Company recognizes revenue when it is earned. Delivery of the goods generally completes the criteria for revenue recognition.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Phillip Chan, MD	42	President and Chief Executive Officer, Director

Al Kraus	67	Chairman of the Board

Joseph Rubin, Esq.	73	Director

Edward R. Jones, MD, MBA	62	Director

James Gunton	45	Director

Vincent Capponi	54	Chief Operating Officer

David Lamadrid	41	Chief Financial Officer

Robert Bartlett, MD	71	Chief Medical Officer

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

Joseph Rubin, Esq. Mr. Rubin became a director of the Company in 1997. Mr. Rubin is a founder and Senior Partner of, Rubin & Bailin, LLP an international and domestic corporate and commercial law firm in New York City, where he has practiced law since 1986. Mr. Rubin also taught at the Columbia University School of International and Public Affairs, where he is also Executive Director of the International Technical Assistance Program for Transforming Economies (ITAP). Mr. Rubin was Adjunct Professor at the Columbia University Graduate School of Business from 1973 to 1994, and taught at Columbia Law School in 1996. Mr. Rubin received his law degree from Harvard Law School, and his B.A., MIA, and M.Phil degrees in political science and international relations from Columbia University.

Edward R. Jones, MD, MBA. Dr. Jones has been a director of the Company since April 2007. Dr. Jones is an attending physician at the Albert Einstein Medical Center and Chestnut Hill Hospital as well as Clinical Professor of Medicine at Temple University Hospital. Dr. Jones has published or contributed to the publishing of 30 chapters, articles, and abstracts on the subject of treating kidney-related illnesses. He is a sixteen-year member of the Renal Physicians Association, the Philadelphia County Medical Society and a past board member of the National Kidney Foundation of the Delaware Valley. Dr. Jones is a past President of the Renal Physicians Association.

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

David Lamadrid. Mr. Lamadrid joined the Company as Vice President of Finance in 2000 and became its Chief Financial Officer in 2002. He has over 19 years of business experience in finance and operations. Prior to joining CytoSorbents, Mr. Lamadrid was a financial analyst at Chase Manhattan Bank working in the Middle Market Banking Group and also worked for several high growth product distribution companies. Mr. Lamadrid received his MBA in Management and Finance from New York University, a BS in Finance from St. John’s University, and an AAS in Accounting from S.U.N.Y. Rockland.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments filed with the SEC by persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that, all reporting requirements under Section 16(a) for the 2011 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)		Total ($)
Phillip Chan
Chief Executive Officer	2011	239,496	(14)	—0-	—0-		239,496
	2010	216,351		-0-	201,307	(2)	417,658
	2009	216,351		-0-	12,971	(3)	229,322

Vincent Capponi,
Chief Operating Officer	2011	219,674		250	—0-		219,924
	2010	205,303		200	184,448	(4)	389,951
	2009	205,303		200	510	(5)	206,013
	2008	195,527		150	155,795	(6)	351,472

David Lamadrid,
Chief Financial Officer	2011	201,942	(15)	250	-0-		202,192
	2010	189,086	(12)	200	164,418	(7)	353,704
	2009	189,992	(13)	200	510	(8)	190,702
	2008	157,630		150	196,555	(9)	354,335

Dr. Robert Bartlett
Chief Medical Officer	2011	51,083		—0-	—0-		51,083
	2010	50,000		-0-	57,331	(10)	107,331
	2009	50,000		-0-	73	(11)	50,073

(1)	The value of option awards granted to the Named Executive Officers has been estimated pursuant to recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2010.
(2)	Reflects options to purchase 500,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 4, 2011, vested and became exercisable as to 100,000 shares on January 4, 2012, vests and becomes exercisable as to 100,000 shares on January 4, 2013, and vests and becomes exercisable as to 100,000 shares on January 4, 2014. Reflects options to purchase 3,350,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010. The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 882,500 of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.
(3)	Reflects options to purchase 2,503,858 shares of Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2019. This option vested and became exercisable as to 1,251,929 shares on the date of grant, and vested and became exercisable as to 1,251,929 shares on January 8, 2010.

(4)	Reflects options to purchase 500,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 4, 2011, vested and became exercisable as to 100,000 shares on January 4, 2012, vests and becomes exercisable as to 100,000 shares on January 4, 2013, and vests and becomes exercisable as to 100,000 shares on January 4, 2014. Reflects options to purchase 3,000,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010. The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 910,000 of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.
(5)	Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $0.168 per share, which were granted on January 28, 2009 and expire on January 28, 2019. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 28, 2010, vested and became exercisable as to 100,000 shares on January 28, 2011, and vested and became exercisable as to 100,000 shares on January 28, 2012.
(6)	Reflects options to purchase 1,100,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 366,666 shares on the date of grant, vested and became exercisable as to 366,667 shares on January 16, 2009; and vested and became exercisable as to 366,667 shares on January 16, 2010. Reflects options to purchase 2,250,000 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 562,500 shares on the date of grant, vested and became exercisable as to 562,500 shares on June 25, 2009, vested and became exercisable as to 562,500 shares on June 25, 2010, and vested and became exercisable as to 562,500 shares on June 25, 2011.
(7)	Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 80,000 shares on the date of grant, vested and became exercisable as to 80,000 shares on January 4, 2011, vested and became exercisable as to 80,000 shares on January 4, 2012, vests and becomes exercisable as to 80,000 shares on January 4, 2013, and vests and becomes exercisable as to 80,000 shares on January 4, 2014. Reflects options to purchase 2,750,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010. The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 830,000 of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.
(8)	Reflects options to purchase 400,000 shares of Common Stock at an exercise price of $0.168 per share, which were granted on January 28, 2009 and expire on January 28, 2019. This option vested and became exercisable as to 100,000 shares on the date of grant, vested and became exercisable as to 100,000 shares on January 28, 2010, vested and became exercisable as to 100,000 shares on January 28, 2011, and vested and became exercisable as to 100,000 shares on January 28, 2012.
(9)	Reflects options to purchase 1,400,000 shares of Common Stock at an exercise price of $0.25 per share, which were granted on January 16, 2008 and expire on January 16, 2018. This option vested and became exercisable as to 466,667 shares on the date of grant, vested and became exercisable as to 466,667 shares on January 16, 2009; and vested and became exercisable as to 466,666 shares on January 16, 2010. Reflects options to purchase 2,750,000 shares of Common Stock at an exercise price of $0.035 per share, which were granted on June 25, 2008 and expire on June 25, 2018. This option vested and became exercisable as to 687,500 shares on the date of grant, vested and became exercisable as to 687,500 shares on June 25, 2009, vested and became exercisable as to 687,500 shares on June 25, 2010, and vested and became exercisable as to 687,500 shares on June 25, 2011.

(10)	Reflects options to purchase 175,000 shares of Common Stock at an exercise price of $0.173 per share, which were granted on January 4, 2010 and expire on January 4, 2020. This option vested and became exercisable as to 35,000 shares on the date of grant, vested and became exercisable as to 35,000 shares on January 4, 2011, vested and became exercisable as to 35,000 shares on January 4, 2012, vests and becomes exercisable as to 35,000 shares on January 4, 2013, and vests and becomes exercisable as to 35,000 shares on January 4, 2014. Reflects options to purchase 900,000 shares of Common Stock at an exercise price of $0.138 per share, which were granted on May 5, 2010. The options granted on May 5, 2010 vest at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 200,000 of the options granted on May 5, 2010 have been approved for vesting by the Board of Directors.
(11)	Reflects options to purchase 50,000 shares of Common Stock at an exercise price of $0.084 per share, which were granted on January 8, 2009 and expire on January 8, 2014. This option vested and became exercisable as to 12,500 shares on January 8, 2010, vested and became exercisable as to 12,500 shares on January 8, 2011; vested and became exercisable as to 12,500 shares on January 8, 2012, and vests and becomes exercisable as to 12,500 shares on January 8, 2013.
(12)	Amount includes payments in the approximate amount of $14,086 for certain other expenses pursuant to an employment agreement.
(13)	Amount includes payments in the approximate amount of $14,992 for certain other expenses pursuant to an employment agreement.
(14)	Amount includes the approximate amount of $8,000 for certain other expenses pursuant to an employment agreement.
(15)	Amount includes the approximate amount of $14,692 for certain other expenses pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2011, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2011

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Phillip Chan	15,000		0.08	(1)	12/31/18
	2,503,858		0.084	(1)	1/8/19
	200,000	300,000	0.173	(2)	1/4/20
	882,500	2,467,500	0.138	(3)	5/5/20

Vincent Capponi	50,000		1.65	(1)	12/31/16
	1,100,000		0.25	(1)	01/16/18
	2,200,000		0.035	(4)	06/25/18
	300,000	100,000	0.168	(5)	01/28/19
	200,000	300,000	0.173	(6)	1/4/20
	910,000	2,090,000	0.138	(12)	5/5/20

David Lamadrid	150,000		1.90	(1)	01/16/17
	1,400,000		0.25	(1)	01/16/18
	2,737,500		0.035	(7)	06/25/18
	300,000	100,000	0.168	(8)	01/28/19
	160,000	240,000	0.173	(9)	1/4/20
	830,000	1,920,000	0.138	(13)	5/5/20

Robert Bartlett	25,000	25,000	0.084	(10)	01/08/14
	70,000	105,000	0.173	(11)	1/4/20
	200,000	700,000	0.138	(14)	5/5/20

(1)	Fully vested

(2)	Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.
(3)	Vests and becomes exercisable at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 882,500of these options have been approved for vesting by the Board of Directors.
(4)	Vests and becomes exercisable as to (i) 562,500 shares on June 25, 2008; (ii) 562,500 shares on June 25, 2009; (iii) 562,500 shares on June 25, 2010; and (iv) 562,500 shares on June 25, 2011.
(5)	Vests and becomes exercisable as to (i) 100,000 shares on January 28, 2009; (ii) 100,000 shares on January 28, 2010; (iii) 100,000 shares on January 28, 2011; and (iv) 100,000 shares on January 28, 2012.
(6)	Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.
(7)	Vests and becomes exercisable as to (i) 687,500 shares on June 25, 2008; (ii) 687,500 shares on June 25, 2009; (iii) 687,500 shares on June 25, 2010; and (iv) 687,500 shares on June 25, 2011.
(8)	Vests and becomes exercisable as to (i) 100,000 shares on January 28, 2009; (ii) 100,000 shares on January 28, 2010; (iii) 100,000 shares on January 28, 2011; and (iv) 100,000 shares on January 28, 2012.
(9)	Vests and becomes exercisable as to (i) 80,000 shares on January 4, 2010; (ii) 80,000 shares on January 4, 2011; (iii) 80,000 shares on January 4, 2012; (iv) 80,000 shares on January 4, 2013; and (v) 80,000 shares on January 4, 2014.

(10)	Vests and becomes exercisable as to (i) 12,500 shares on January 8, 2010; (ii) 12,500 shares on January 8, 2011; (iii)12,500 shares on January 8, 2012 and (iv) 12,500 shares on January 8, 2013.
(11)	Vests and becomes exercisable as to (i) 35,000 shares on January 4, 2010; (ii) 35,000 shares on January 4, 2011; (iii) 35,000 shares on January 4, 2012; (iv) 35,000 shares on January 4, 2013; and (v) 35,000 shares on January 4, 2014.
(12)	Vests and becomes exercisable at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 910,000 of these options have been approved for vesting by the Board of Directors.

(13)	Vests and becomes exercisable at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 830,000 of these options have been approved for vesting by the Board of Directors.

(14)	Vests and becomes exercisable at the discretion of the Board of Directors based on criteria including (but not limited to) a timely completion of the sepsis trial, raising capital, and partnering and business development. As of the date of this filing, 200,000 of these options have been approved for vesting by the Board of Directors.

Director Compensation

The following table shows for the fiscal year ended December 31, 2011 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Joseph Rubin	8,000	6,732	(2)(3)	14,732

Edward R. Jones	8,000	6,732	(2)(4)	14,732

James Gunton (5)	—	—		—

Al Kraus	20,000	12,461	(6)	32,461

Phillip Chan (7)	—	—		—

(1)	The value of option awards granted to directors has been estimated pursuant to the recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2011.
(2)	Fully vested
(3)	In connection with his service as a director in 2011 we issued Mr. Rubin options to purchase 100,000 shares of our Common Stock at an exercise price of $0.165per share, which were granted on January 18, 2012 and expire on January 18, 2022.
(4)	In connection with his service as a director in 2011 we issued Dr. Jones options to purchase 100,000 shares of our Common Stock at an exercise price of $0.165 per share, which were granted on December 31, 2010 and expire on December 31, 2020.
(5)	In connection with Mr. Gunton’s service as a director in 2011, the NJTC Venture Fund was issued options to purchase 108,000 shares of our Common Stock at an exercise price of $0.165 per share, which were granted on January 18, 2012 and expire on January 18, 2022.
(6)	Pursuant to an agreement and in connection with Mr. Kraus’ service as a director in 2011 we issued options to purchase 200,000 shares of our Common Stock at an exercise price of $0.138 per share, which were granted on January 21, 2011 and expire on January 21, December 31, 2021.
(7)

Effective July 24, 2008, Dr. Chan was appointed to the Company’s Board of Directors and Compensation Committee. Effective January 1, 2009, Dr. Chan entered into an employment agreement becoming interim Chief Executive Officer of the Company. In January 2009, Dr. Chan resigned his position as a member on the Compensation Committee. During 2011 Dr. Chan was an employee Director and was not eligible to receive compensation for Director services.

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

In 2011, non-employee Directors compensation terms remained the same as they were during 2010. Our Chairman of the Board, Mr. Kraus, was compensated per the terms of his renewal agreement entered into in January 2011.

Employment Agreements with Named Executive Officers

Phillip Chan

Effective June 15, 2011, we renewed the employment agreement by and between Dr. Phillip Chan and the Company as Chief Executive Officer retroactive to January 1, 2011. Per the terms of the agreement, we agree to pay Phillip Chan an annual base compensation of $231,496 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Vincent Capponi

Effective June 15, 2011, we renewed the employment agreement by and between Vincent Capponi and the Company as Chief Operating Officer retroactive to January 1, 2011. Per the terms of the agreement, we agree to pay Vincent Capponi an annual base compensation of $219,674 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

David Lamadrid

Effective June 15, 2011, we renewed the employment agreement by and between David Lamadrid and the Company as Chief Financial Officer retroactive to January 1, 2011. Per the terms of the agreement, we agree to pay David Lamadrid an initial annual base compensation of $187,250 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Robert Bartlett

Effective June 15, 2011, we renewed the consulting agreement with Dr. Bartlett. Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $52,000 payable in equal monthly installments of $4,333.33 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of March 28, 2012, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED1
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

	—	—

Directors and Executive Officers

Al Kraus(2)	10,357,001	5.2%

Phillip Chan (3)	4,623,384	2.4%

David Lamadrid (4)	5,773,734	3.0%

Vince Capponi (5)	4,665,586	2.4%

Joseph Rubin (6)	1,113,514	*

Robert Bartlett (7)	95,000	*

James Gunton (8)	15,000	*

Edward R. Jones (9)	282,500	*

All directors and executive officers as a group (eight persons)(10)	27,221,463	12.7%

*	Less than 1%.

1	Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 30, 2012 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 189,107,064 shares of Common Stock outstanding as of March 28, 2012.

2	Includes 8,963,370 shares of Common Stock issuable upon exercise of stock options.

3	Includes 735,359 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 100,000 shares of Common Stock issuable upon conversion of Convertible Note, and 3,788,025 shares of Common Stock issuable upon exercise of warrants and stock options.

4	Includes 5,770,000 shares of Common Stock issuable upon exercise of stock options.

5	Includes 4,247,500 shares of Common Stock issuable upon exercise of stock options.

6	Includes 3,360 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 509,392 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 566,742 shares of Common Stock issuable upon exercise of warrants and stock options. Does not include shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

7	These shares are issuable upon exercise of stock options.

8	These shares are issuable upon exercise of stock options.

9	These shares are issuable upon exercise of stock options.

10	Includes an aggregate of 3,360 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 1,244,751 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 100,000 shares of Common Stock issuable upon conversion of Convertible Notes, and 23,975,637 shares of Common Stock issuable upon exercise of warrants and stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2011, we owed Mr. Rubin’s firm approximately $10,625 in respect of legal services provided by his firm to us.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, Al Kraus, formerly an employee, and Phillip Chan, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, PC for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by WithumSmith+Brown, PC during those years.

	2011	2010

Audit fees (1)	$96,835	$105,300
Audit related fees	—	—
Tax fees	5,500	9,710
All other fees	—	—

Total fees	$102,335	$115,010

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statement on Form S-1 and S-8, and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2011 our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Exhibit
No.	Description

10.1	Employment Agreement with Dr. Phillip P. Chan Effective June 15, 2011.*

10.2	Employment Agreement with David Lamadrid Effective June 15, 2011.*

10.3	Employment Agreement with Vincent Capponi Effective June 15, 2011.*

10.4	Consulting Agreement with Dr. Robert Bartlett Effective June 15, 2011.*

10.5	Purchase Agreement, dated as of December 8, 2011 by and between the Company and Lincoln Park Capital Fund, LLC.**

10.6	Registration Rights Agreement, dated as of December 8, 2011, by and between the Company and Lincoln Park Capital Fund, LLC.**

10.7	Termination Agreement, dated as of December 7, 2011, by and between the Company and Lincoln Park Capital Fund, LLC.**

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-K for the quarterly period ended October 31, 2011 furnished in XBRL).

*- As filed as an exhibit to the Form 8-K filed with the SEC on June 17, 2011 and herein incorporated by reference.

**- As filed as an exhibit to the Form 8-K filed with the SEC on December 9, 2011 and herein incorporated by reference.

 In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2012.

CYTOSORBENTS CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	March 30, 2012
Phillip Chan	Executive Officer) and Director

/s/ David Lamadrid	Chief Financial Officer (Principal	March 30, 2012
David Lamadrid	Accounting and Financial Officer)

/s/ Al Kraus	Chairman of the Board	March 30, 2012
Al Kraus

/s/ Joseph Rubin	Director	March 30, 2012
Joseph Rubin, Esq.

/s/ Edward R. Jones	Director	March 30, 2012
Edward R. Jones

/s/ James Gunton	Director	March 30, 2012
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

CytoSorbents Corporation:

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (a development stage company), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of CytoSorbents Corporation for the period from January 22, 1997 (date of inception) to December 31, 2000. Such statements are included in the cumulative total from inception to December 31, 2011 on the consolidated statements of operations and cash flows and reflect a net loss of 22.6% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from January 22, 1997 (date of inception) to December 31, 2000 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoSorbents Corporation as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

March 30 2012

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

Arthur Andersen, LLP

New York, New York

December 27, 2001

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$1,186,653	$1,055,669
Accounts receivable, net of allowance for doubtful accounts of $-0-	36,078	—
Inventories	431,022	—
Prepaid expenses and other current assets	43,728	344,536

Total current assets	1,697,481	1,400,205

Property and equipment – net	155,067	144,146

Other assets	269,994	267,575

Total long-term assets	425,061	411,721

Total Assets	$2,122,542	$1,811,926

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$675,160	$817,701
Accrued expenses and other current liabilities	558,466	401,418
Convertible notes payable, net of debt discount in the amount of $53,677	294,323	—

Total current liabilities	1,527,949	1,219,119

Notes Payable:
Convertible notes payable, net of debt discount in the amount of $508,750	276,250	1,077,388

Total Long Term Liabilities	276,250	1,077,388

Total liabilities	1,804,199	2,296,507
Commitments and Contingencies

Stockholders Equity/(Deficiency):
10% Series B Convertible Preferred Stock, Par Value $0.001, 200,000 shares authorized at December 31, 2011 and 2010, respectively; 65,433.34and 60,973.11 issued and outstanding , respectively	65	61
10% Series A Convertible Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at December 31, 2011 and 2010, respectively; 1,447,159and 5,826,409 shares issued and outstanding, respectively	1,447	5,826
Common Stock, Par Value $0.001, 500,000,000 shares authorized at December 31, 2011 and 2010, respectively; 177,626,058 and 122,838,411 shares issued and outstanding, respectively	177,626	122,838
Additional paid-in capital	92,696,747	83,375,544
Deficit accumulated during the development stage	(92,557,542)	(83,988,850)
Total stockholders’ equity/(deficiency)	318,343	(484,581)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,122,542	$1,811,926

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2011	2010

Revenue	$36,078	$36,078	$—

Cost of goods sold	11,760	11,760	—
Gross profit	24,318	24,318
Other expenses
Research and development	50,899,338	2,888,245	1,757,370
Legal, financial and other consulting	7,957,890	342,651	307,262
General and administrative	25,056,473	1,230,189	759,387
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	77,858,218	4,461,085	2,824,019

Loss from Operations	77,833,900	4,436,767	2,824,019

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)		—
Interest (income) expense, net	6,737,122	1,044,881	84,846
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—

Total other (income) expense, net	6,860,337	1,044,881	84,846

Loss before benefit from income taxes	84,694,237	5,481,648	2,908,865

Benefit from income taxes	(547,318)	—	—

Net loss	(84,146,919)	(5,481,648)	(2,908,865)

Preferred stock dividend	8,410,623	3,087,044	2,177,464

Net loss available to common shareholders	$(92,557,542)	$(8,568,692)	$(5,086,329)

Basic and diluted net loss per common share		$(0.05)	$(0.05)

Weighted average number of common stock outstanding		160,235,291	98,094,768

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2011

										Deficit
										Accumulated
	Members								Additional	During the	Total
	Equity	Deferred	Common Stock		Preferred Stock B		Preferred Stock A		Paid-In	Development	Stockholders'
	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Cap ital	Stage	Equity (Deficit)

Balance at January 22, 1997 (date of inception)	$—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—

Equity contributions	1,143,487	—	—	—	—	—	—	—	—	—	1,143,487

Subscriptions receivable	440,000	—	—	—	—	—	—	—	—	—	440,000

Technology contribution	4,550,000	—	—	—	—	—	—	—	—	—	4,550,000

Net loss	—	—	—	—	—	—	—	—	—	(5,256,012)	(5,256,012)

Balance at December 31, 1997	6,133,487	—	—	—	—	—	—	—	—	(5,256,012)	877,475

Equity contributions	2,518,236	—	—	—	—	—	—	—	—	—	2,518,236

Options issued to consultants	1,671	—	—	—	—	—	—	—	—	—	1,671

Subscriptions receivable	50,000	—	—	—	—	—	—	—	—	—	50,000

Net loss	—	—	—	—	—	—	—	—	—	(1,867,348)	(1,867,348)

Balance at December 31, 1998	8,703,394	—	—	—	—	—	—	—	—	(7,123,360)	1,580,034

Equity contributions	1,382,872	—	—	—	—	—	—	—	—	—	1,382,872

Equity issued to consultants	88,363	—	—	—	—	—	—	—	—	—	88,363

Recognition of deferred compensation	47,001	(47,001)	—	—	—	—	—	—	—	—	—

Amortization of deferred compensation	—	15,667	—	—	—	—	—	—	—	—	15,667

Subscriptions receivable	100,000	—	—	—	—	—	—	—	—	—	100,000

Net loss	—	—	—	—	—	—	—	—	—	(3,066,388)	(3,066,388)

Balance at December 31, 1999	10,321,630	(31,334)	—	—	—	—	—	—	—	(10,189,748)	100,548

Equity contributions	14,407,916	—	—	—	—	—	—	—	—	—	14,407,916

Equity issued to consultants	1,070,740	—	—	—	—	—	—	—	—	—	1,070,740

Warrants issued to consultants	468,526	—	—	—	—	—	—	—	—	—	468,526

Recognition of deferred compensation	27,937	(27,937)	—	—	—	—	—	—	—	—	—

Amortization of deferred compensation	—	46,772	—	—	—	—	—	—	—	—	46,772

Net loss	—	—	—	—	—	—	—	—	—	(10,753,871)	(10,753,871)

Balance at December 31, 2000	26,296,749	(12,499)	—	—	—	—	—	—	—	(20,943,619)	5,340,631

Equity contributions	13,411,506	—	—	—	—	—	—	—	—	—	13,411,506

Equity issued to consultants	161,073	—	—	—	—	—	—	—	—	—	161,073

Stock options issued to employee	2,847	—	—	—	—	—	—	—	—	—	2,847

Fees incurred in raising capital	(1,206,730)	—	—	—	—	—	—	—	—	—	(1,206,730)

Amortization of deferred compensation	—	12,499	—	—	—	—	—	—	—	—	12,499

Net loss	—	—	—	—	—	—	—	—	—	(15,392,618)	(15,392,618)

Balance at December 31, 2001	38,665,445	—	—	—	—	—	—	—	—	(36,336,237)	2,329,208

Equity contributions	6,739,189	—	—	—	—	—	—	—	—	—	6,739,189

Equity issued to consultants	156,073	—	—	—	—	—	—	—	—	—	156,073

Options issued to consultant	176,250	—	—	—	—	—	—	—	—	—	176,250

Options issued to employee	2,847	—	—	—	—	—	—	—	—	—	2,847

Fees incurred in raising capital	(556,047)	—	—	—	—	—	—	—	—	—	(556,047)

Forgiveness of loan receivable in exchange for equity	(1,350,828)	—	—	—	—	—	—	—	—	—	(1,350,828)

Net loss	—	—	—	—	—	—	—	—	—	(11,871,668)	(11,871,668)

Balance at December 31, 2002	43,832,929	—	—	—	—	—	—	—	—	(48,207,905)	(4,374,976)

Equity contributions	4,067,250	—	—	—	—	—	—	—	—	—	4,067,250

Equity issued to consultants	16,624	—	—	—	—	—	—	—	—	—	16,624

Change in fair value of management units	2,952,474	—	—	—	—	—	—	—	—	—	2,952,474

Options issued to consultant	65,681	—	—	—	—	—	—	—	—	—	65,681

Fees incurred in raising capital	(343,737)	—	—	—	—	—	—	—	—	—	(343,737)

Forgiveness of loan receivable in exchange for equity	(281,340)	—	—	—	—	—	—	—	—	—	(281,340)

Net loss	—	—	—	—	—	—	—	—	—	(6,009,283)	(6,009,283)

Balance at December 31, 2003	50,309,881	—	—	—	—	—	—	—	—	(54,217,188)	(3,907,307)

Equity contributions	512,555	—	—	—	—	—	—	—	—	—	512,555

Change in fair value of management units	(2,396,291)	—	—	—	—	—	—	—	—	—	(2,396,291)

Fees incurred in raising capital	(80,218)	—	—	—	—	—	—	—	—	—	(80,218)

Net Loss	—	—	—	—	—	—	—	—	—	(1,096,683)	(1,096,683)

Balance at December 31, 2004	48,345,927	—	—	—	—	—	—	—	—	(55,313,871)	(6,967,944)

Equity contributions	92,287	—	—	—	—	—	—	—	—	—	92,287

Settlement of accounts payable in exchange for equity	836,319	—	—	—	—	—	—	—	—	—	836,319

Conversion of convertible notes payable and accrued interest for equity	51,565	—	—	—	—	—	—	—	—	—	51,565

Change in fair value of management units	(14,551)	—	—	—	—	—	—	—	—	—	(14,551)

Fees incurred in raising capital	(92,287)	—	—	—	—	—	—	—	—	—	(92,287)

Reorganization from LLC to "C" Corporation	(49,219,260)	—	4,829,120	4,829	—	—	—	—	49,214,431	—	—

Net loss	—	—	—	—	—	—	—	—	—	(3,665,596)	(3,665,596)

Balance at December 31, 2005	—	—	4,829,120	4,829	—	—	—	—	49,214,431	(58,979,467)	(9,760,207)

Issuance of common stock for stock subscribed	—	—	240,929	241	—	—	—	—	799,644	—	799,885

Issuance of common stock to investor group for price protection	—	—	100,000	100	—	—	—	—	(100)	—	—

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	—	—	143,352	—	143,352

Issuance of 10% Series A Preferred Stock for cash	—	—	—	—	—	—	5,300,000	5,300	5,530,143	(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock	—	—	—	—	—	—	—	—	(620,563)	—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger	—	—	3,750,000	3,750	—	—	—	—	(3,750)	—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock	—	—	5,170,880	5,171	—	—	—	—	11,376,939	—	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction	—	—	10,000,000	10,000	—	—	—	—	990,000	—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered	—	—	778,274	779	—	—	—	—	587,035	—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock	—	—	(240,929)	(241)	—	—	799,885	800	30,194	(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock	—	—	—	—	—	—	303,700	303	303,397	(303,700)	—

Issuance of preferred stock for redemption of convertible note	—	—	—	—	—	—	1,000,000	1,000	1,204,640	(205,640)	1,000,000

Issuance of warrants to consultants for services	—	—	—	—	—	—	—	—	9,883	—	9,883

Issuance of warrants in exchange for accounts payable	—	—	—	—	—	—	—	—	192,311	—	192,311

Net loss	—	—	—	—	—	—	—	—	—	(7,671,580)	(7,671,580)

Balance at December 31, 2006	—	—	24,628,274	24,629	—	—	7,403,585	7,403	69,757,556	(67,426,583)	2,363,005

Issuance of stock options to employees, consultants and directors	—	—	—	—	—	—	—	—	498,955	—	498,955

Issuance of common stock in settlement of accounts payable	—	—	11,501	11	—	—	—	—	22,991	—	23,002

Conversion of preferred stock into common stock	—	—	405,157	405	—	—	(506,446)	(506)	101	—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event	—	—	—	—	—	—	1,122,369	1,122	1,121,246	(760,872)	361,496

Net loss	—	—	—	—	—	—	—	—	—	(3,350,754)	(3,350,754)

Balance at December 31, 2007	—	—	25,044,932	25,045	—	—	8,019,508	8,019	71,400,849	(71,538,209)	(104,296)

Stock based compensation - employees, consultants and directors	—	—	—	—	—	—	—	—	363,563	—	363,563

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	830,384	831	277,087	(277,918)	—

Issuance of Series B Preferred Stock for cash and conversion of $175,000 of convertible debt	—	—	—	—	52,931.47	53	—	—	5,657,842	(364,747)	5,293,148

Cost of raising capital associated with issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	(215,398)	—	(215,398)

Issuance of Series B Preferred Stock as dividends	—	—	—	—	2,627.17	2	—	—	262,715	(262,717)	—

Issuance of warrants upon conversion of convertible notes payable into Series B Preferred Stock	—	—	—	—	—	—	—	—	40,354	—	40,354

Conversion of Series A Preferred stock into common	—	—	218,585	219	—	—	(56,832)	(57)	(162)	—	—

Net loss	—	—	—	—	—	—	—	—	—	(3,017,890)	(3,017,890)

Balance at December 31, 2008	—	—	25,263,517	25,264	55,558.64	55	8,793,060	8,793	77,786,850	(75,461,481)	2,359,481

Stock based compensation - employees, consultants and directors	—	—	—	—	—	—	—	—	236,705	—	236,705

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	789,610	789	110,809	(111,598)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	5,860.22	6	—	—	586,017	(586,023)	—

Exercise of warrants	—	—	—	—	13,357.52	13	—	—	1,335,741	—	1,335,754

Warrant modification as inducement to exercise	—	—	—	—	—	—	—	—	14,885	—	14,885

Conversion of notes payable and accrued interest to Series B Preferred Shares	—	—	—	—	576.05	1	—	—	64,308	(6,704)	57,605

Conversion of Series A and B Preferred stock into common	—	—	41,111,339	41,111	(6,628.55)	(6)	(3,326,857)	(3,326)	(37,779)	—	—

Net loss	—	—	—	—	—	—	—	—	—	(2,736,715)	(2,736,715)

Balance December 31, 2009	—	—	66,374,856	66,375	68,723.88	69	6,255,813	6,256	80,097,536	(78,902,521)	1,267,715

Stock based compensation - employees, consultants and directors	—	—	—	—	—	—	—	—	149,325	—	149,325

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	590,159	590	167,992	(168,582)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	6,232.81	6	—	—	2,008,876	(2,008,882)	—

Conversion of Series A and Series B Preferred into Common	—	—	47,824,298	47,824	(13,983.58)	(14)	(1,019,563)	(1,020)	(46,790)	—	—

Issuance of common stock for cash	—	—	7,174,186	7,174	—	—	—	—	742,825	—	749,999

Cost of raising capital	—	—	1,465,071	1,465	—	—	—	—	(51,025)	—	(49,560)

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes	—	—	—	—	—	—	—	—	306,805	—	306,805

Net loss	—	—	—	—	—	—	—	—	—	(2,908,865)	(2,908,865)

Balance at December 31, 2010	-	-	122,838,411	122,838	60,973.11	61	5,826,409	5,826	83,375,544	(83,988,850)	(484,581)

Stock based compensation - employees, consultants and directors	—	—	—	—	—	-	—		865,535	—	865,535

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	266,161	266	71,755	(72,021)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	6,283.41	6	—	—	3,015,017	(3,015,023)	—

Conversion of Series A and Series B Preferred into Common	—	—	16,115,042	16,116	(1,823.18)	(2)	(4,645,411)	(4,645)	(11,469)	—	—

Issuance of common stock for cash	—	—	17,335,942	17,336	—	—	—	—	2,626,430	-	2,643,766

Conversion of convertible notes to common	-		15,151,310	15,151					1,499,979		1,515,130

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes	—	—	—	—	—	—	—	—	1,250,000	—	1,250,000

Cashless exercise of warrants			6,013,478	6,013					(6,013)		—
Exercise of stock options			146,875	147					4,994		5,141
Issuance Of common stock in settlement of accounts payable			25,000	25					4,975		5,000
Net loss	—	—	—	—	—	—	—	—	—	(5,481,648)	(5,481,648)

Balance at December 31, 2011	$-	$-	177,626,058	$177,626	65,433.34	$65	1,447,159	$1,447	$92,696,747	$(92,557,542)	$318,343

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2011	2010

Cash flows from operating activities:
Net loss	$(84,146,919)	$(5,481,648)	$(2,908,865)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultants for services	30,000	—	—
Depreciation and amortization	2,449,415	39,150	17,804
Amortization of debt discount	1,994,377	945,434	48,943
Gain on disposal of property and equipment	(21,663)	-	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	2,505,060	865,535	149,325
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Accounts Receivable	(36,078)	(36,078)
Inventories	(431,022)	(431,022)
Prepaid expenses and other current assets	(315,276)	300,808	24,555
Other assets	(56,394)	—	—
Accounts payable and accrued expenses	2,957,856	(30,706)	190,980
Accrued interest	1,823,103	—	—

Net cash used by operating activities	(62,577,409)	(3,828,527)	(2,477,258)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,400,960)	(34,672)	(139,356)
Patent costs	(479,558)	(17,818)	(26,093)
Purchases of short-term investments	(393,607)
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash (used) provided by investing activities	(4,480,195)	(52,490)	(165,449)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	46,571,310	2,756,860	767,498
Proceeds from borrowing	11,188,881	1,250,000	1,335,250
Proceeds from subscription receivables	499,395	—	—
Proceeds from exercise of stock options	5,141	5,141
Net cash provided by financing activities	68,244,257	4,012,001	2,102,748

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2011	2010

Net increase (decrease) in cash and cash equivalents	1,186,653	130,984	(539,959)
Cash and cash equivalents at beginning of period	—	1,055,669	1,595,628
Cash and cash equivalents at end of period	$1,186,653	$1,186,653	$1,055,669

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash financing activities:
Debt discount in connection with issuance of convertible debt	$1,556,805	$1,250,000	306,805
Fair value of shares issued as costs of raising capital	$335,950	$106,344	229,606
Note payable principal and interest conversion to equity	$11,949,449	$1,515,130	$—
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,614,446	$5,000	$—
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$—
Preferred stock dividends	$8,410,623	$3,087,044	$2,177,464

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the years ended December 31, 2011 and 2010, 1,823.18 and 13,983.58 Series B Preferred Shares were converted into 5,036,408 and 38,628,675 Common Shares, respectively. During the years ended December 31, 2011 and 2010, 4,645,411 and 1,019,563 Series A Preferred Shares were converted into 11,078,634 and 9,195,623 Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2011, 22,435.31 Series B Preferred Shares and 9,555,109 Series A Preferred Shares were converted into 61,975,994 and 43,698,427 Common Shares, respectively.

During the years ended December 31, 2011 and 2010, no shares of Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable. For the period from January 22, 1997 (date of inception) to December 31, 2011, 553,629 Series A Preferred Shares and -0- Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), and CytoSorbents, Inc. its wholly-owned operating subsidiary (the “Subsidiary”), collectively referred to as “the Company.”

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2011 of $92,557,542. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company is a development stage company and has not yet generated significant revenues. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance and operational strategic planning. Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

The Company has developed an intellectual property portfolio, including 29 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. As of December 31, 2011, the Company has not commenced full commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Inventories

Inventories are valued at the lower of cost or market. At December 31, 2011 and December 31, 2010 the Company’s inventory was comprised of finished goods, which amounted to $191,340 and $-0-, respectively, and work in process which amounted to $239,682 and $-0-, respectively.

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

For the years ended December 31, 2011 and December 31, 2010,the Company’s operating results include grant income of approximately $-0- and $604,000, which were recorded as a reduction of research and development expenses during each year. Grant income received during the year ended December 31, 2010 was primarily composed of approximately $489,000 in Qualified Therapeutic Discovery Project grants (“QTDP”) under Section 48D of the Internal Revenue Code, as enacted under the Patient Protection and Affordable Care Act of 2010.

Revenue Recognition

The Company recognizes revenue when it is earned. Delivery of the goods generally completes the criteria for revenue recognition.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2011 or 2010. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2008 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2011	2010	Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,901,995	1,867,323	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,494,990	2,460,318
Less accumulated depreciation and amortization	2,339,923	2,316,172
Property and Equipment, Net	$155,067	$144,146

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $23,751and $4,378, respectively. Depreciation expense from inception to December 31, 2011 amounted to $2,367,012

4. OTHER ASSETS:

Other assets consist of the following:

December 31,	2011	2010

Intangible assets, net	$213,600	$211,181
Security deposits	56,394	56,394
Total	$269,994	$267,575

Intangible assets consist of the following:

December 31,	2011		2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$296,002	$82,402	$278,183	$67,002

Amortization expense amounted to $15,399 and $13,426 for the years ended December 31, 2011 and 2010, respectively. Amortization expense from inception to December 31, 2011 amounted to $82,401.

Amortization expense is anticipated to be approximately $15,000 for the next five years ended December 31, 2016.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	2011	2010

Other payable	$374,758	$186,170
Legal, financial and consulting	123,650	117,841
Research and development	735,218	915,108

	$1,233,626	$1,219,119

6. CONVERTIBLE NOTES:

During the third and fourth quarters of 2010 the Company issued 24-month Promissory Notes in the aggregate principal amount of $1,335,250, which accrue interest at the rate of 8% per annum. This amount includes principal and accrued interest of Promissory Notes that were originally issued in January 2010 that, through the option of the Note holder, were cancelled and exchanged for the new Notes issued in August 2010. Upon this exchange, the investor who originally owned the January Notes also received an additional five year warrant to purchase 886,250 shares of Common Stock at an exercise price of $0.10 per share. Per the terms of the Notes issued in August, the investors will be repaid in equity of the Company, not cash. During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.10 per share. In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing. Pursuant to the terms of the Promissory Note, the note holder will receive warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 50% of the Principal, by (y) $0.10, with the resulting number of shares having an exercise price equal to $0.10 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.125, with the resulting number of shares having an exercise price equal to $0.125 per share of Common Stock, plus that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.15 per share of Common Stock. The warrants have a cashless exercise provision. If during the term of the Note, and as long as the Note investor continues to own an outstanding balance of the Note, the Company has an equity financing of less than $750,000 that values the Company on a pre-money basis at or below $35 million on a fully-diluted basis, the Note investor will have a right of first refusal to participate in the financing per the terms of the Note. The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

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

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connection with the promissory note issuances during the years ended December 31, 2011 and 2010 the Company received proceeds of $1,250,000 and $1,335,250, respectively. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows for the years ended December 31, 2011 and 2010: ($0) and $1,028,445 was allocated to the promissory notes, respectively, and $466,432 and $188,031 to the warrants, respectively. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $783,568 and $118,774 for the years ended December 31, 2011 and 2010, respectively. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes and amounted to $425,427 and $48,943 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010 Convertible Notes in the principal and accrued interest amount of $1,515,131 and $-0- were converted into 15,151,310 and -0- Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $516,258 and $-0-.

7. INCOME TAXES:

Tax losses amounted to approximately $4,500,000 and $2,700,000 for the years ended December 31, 2011 and December 31, 2010, respectively. The Company’s Federal net operating loss carryforward amounts to approximately $18,006,000 and expires through 2031. The Company’s remaining New Jersey net operating loss carryforward amounts to approximately $9,888,000 and expires through 2018. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

For the years ended December 31, 2011 and December 31, 2010, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	5.9	—
Timing differences	—	1.3
Change in valuation allowance	25.0	31.6
Net operating losses	3.1	1.1
Effective tax rate	—%	—%

8. COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through March 2013. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

	2012	$131,500
	2013	32,900
Total		$164,400

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2011 and 2010 amounted to approximately $249,000 and $241,000, respectively.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb™ device. For the year ended December 31, 2011 the Company has accrued royalty costs of $1,082.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the year ended December 31, 2011 per the terms of the license agreement the Company has recorded royalty costs of $731.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through December 31, 2011 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

9. STOCKHOLDERS' EQUITY

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described below. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2011. Prior to February 26, 2007 and after May 7, 2007, the dividend rate was 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,495. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

Pursuant to a settlement agreement entered into in August 2007 with the June 30, 2006 purchasers of the Series A Preferred Stock, cash dividends stopped accruing on the Series A Preferred Stock effective on the date the Company’s registration statement was declared effective (May 7, 2007) and all cash dividends and penalties due through that date were paid with additional shares of Series A Preferred Stock at its stated value of $1.00 per share in lieu of cash. The settlement did not result in a gain or loss on extinguishment of debt for the year ended December 31, 2007. Additionally, as part of the settlement, the dividend rate on the Series A Preferred Stock issued to these purchasers was reset to 10% effective as of May 7, 2007.

During the years ended December 31, 2011 and 2010, the Company issued 266,161 and 590,159 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2011 and 2010 amounted to $72,021 and $168,582, respectively.

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

During the years ended December 31, 2011 and 2010, the Company issued 6,283.41 and 6,232.81 shares of Series B Preferred Stock respectively as payment of stock dividends at the stated value of $100.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2011 and 2010 amounted to $3,015,020 and $2,008,882, respectively.

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

The Company issued 1,153,846 shares of our Common Stock to LPC as a commitment fee for entering into the agreement, and is obligated to issue up to an additional 1,153,846 shares pro rata as LPC purchases up to $6,000,000 of its Common Stock as directed by the Company. LPC may not assign any of its rights or obligations under the Purchase Agreement. During the years ended December 31, 2011 and 2010 the Company sold a total of 16,325,814 and 7,174,186 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.179 and $0.105 per share of Common respectively. Per the terms of the Purchase Agreement the Company also issued an additional 561,600 and 144,200 shares of Common Stock as additional Commitment Fee shares during the years ended December 31, 2011 and 2010, respectively. The fair value of the Commitment shares have been recorded as a cost of raising capital.

In December 2011, the Company terminated the Purchase Agreement and executed a new purchase agreement, or the New Purchase Agreement, and a registration rights agreement, or the New Registration Rights Agreement, with Lincoln Park Capital Fund, LLC (“LPC”). Under the New Purchase Agreement, LPC is obligated, under certain conditions, to purchase from the Company up to $8.5 million of our Common Stock, from time to time over a thirty-two (32) month) period.

The Company has the right, but not the obligation, to direct LPC to purchase up to $8,500,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its common stock to be purchased under certain circumstances. No sales of shares may occur at a purchase price below $0.10 per share or without a registration statement having been declared effective. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. The Company may at any time at its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days notice.

There was no up front commitment fee paid to LPC for entering into the new agreement, however the Company is obligated to issue up to an additional 1,634,615 shares pro rata as LPC purchases up to $8,500,000 of its Common Stock as directed by the Company. LPC may not assign any of its rights or obligations under the Purchase Agreement. As of December 31, 2011 there were no sales of Common Stock made under the new Purchase Agreement.

Stock Option Plans

As of December 31, 2011, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 40,000,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2011 there were outstanding options to purchase approximately 38,943,000 shares of common stock reserved under the plan. Additionally, as of December 31, 2011 there were options to purchase approximately 890,000 shares of Common Stock that were issued outside of the 2006 Plan. The Company may increase the shares in the 2006 Plan as needed to maintain the pool with 15% of the shares outstanding on a fully diluted basis.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2011 and 2010 amounted to approximately $865,500 and $149,000 respectively. These amounts are included in the statement of operations under the captions research and development ($444,200 and $65,000) and general and administrative ($421,300 and $84,000), respectively.

The summary of the stock option activity for the years ended December 31, 2011 and 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2010	23,577,704	$0.84	8.3
Granted	16,321,000	$0.143	9.3
Cancelled	(143,591)	$31.48	—
Exercised	—	—	—
Outstanding, December 31, 2010	39,755,113	$0.44	8.2
Granted	290,000	$0.137	7.5
Cancelled	(64,800)	$31.52	—
Exercised	(146,875)	$0.035	—
Outstanding, December 31, 2011	39,833,438	$0.39	7.2

The weighted-average grant date fair value for options granted during the years ended December 31, 2011 and 2010 amounted to approximately $0.055 and $0.053 per share, respectively. As of December 31, 2011 the Company’s outstanding options had exercise prices ranging from $0.035 to $41.47 per share of Common Stock.

At December 31, 2011, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to approximately $ 2,265,000. As of December 31, 2011, the Company had options currently exercisable into an aggregate total of 27,923,438 shares of common stock which have a weighted average exercise price of $0.54 per share.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2011	17,795,144	$0.047
Granted	290,000	0.055
Cancelled	—	—
Vested	(6,175,144)	0.038
Exercised	—	—
Non-vested, December 31, 2011	11,910,000	$0.051

As of December 31, 2011, there was approximately $2,756 of total unrecognized compensation cost related to stock options. Due to the uncertainty over whether certain options granted during the year ended December 31, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the year ended December 31, 2011. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

The Company has reserved a separate pool of 15.6 million shares of restricted stock that may be issued to employees and directors as part of a long term incentive plan tied to corporate objectives. As of December 31, 2011, none of these shares have been issued and due to the uncertainty over whether they will be issued, no charge for these shares has been recorded in the consolidated statement of operations for the year ended December 31, 2011.

As of December 31, 2011, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
1,750,000	$0.10	August 16, 2015
1,600,000	$0.125	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
625,000	$0.10	November 2, 2015
250,000	$0.125	November 2, 2015
208,334	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
5,500,000	$0.10	February 15, 2016
2,200,000	$0.125	February 15, 2016
1,833,333	$0.15	February 15, 2016
21,640,379

10. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2011 and 2010 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 61,473,817 and 60,546,634 incremental shares at December 31, 2011 and 2010, respectively, as well as shares issuable upon conversion of Series A & B Convertible Preferred Stock and Preferred Stock Warrants representing 182,041,312 and 185,838,147 incremental shares at December 31, 2011 and 2010, respectively, as well as potential shares issuable upon Promissory Note conversion into Common Stock representing approximately 11,330,000 and 13,352,500 shares at December 31, 2011 and 2010, respectively, and have been excluded from the computation of diluted loss per share as they are anti-dilutive.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date which include the following:

During February 2012 a total of 131.56 shares of Series B Preferred Stock were converted into 363,425 shares of Common Stock.

During February and March 2012 a total of $395,154 of principal and accrued interest of Convertible Notes were converted into 3,951,540 shares of Common Stock.

In February 2012 the Company issued 12 month Promissory Notes in the principal amount of $700,000, which accrue interest at the rate of 8% per annum. Per the terms of the Note, the investors will be repaid in equity of the Company, not cash.  During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.15 per share.  In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing.  Pursuant to the terms of the Promissory Note, the note holder will receive 25% warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.175 per share of Common Stock.  The warrants have a cashless exercise provision.  The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

In January 2012 the Company issued 630,993 shares of Common Stock to complete payment of cost of raising capital incurred in 2011.

During February and March 2012, the Company received approximately $900,000 as proceeds from the sale of 6,361,976 shares of Common Stock per the terms of the Purchase Agreement with LPC (See Note 9) at an average price of approximately $0.142 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 173,072 shares of Common Stock as additional Commitment Fee shares.

