Form 10-Q
period 2012-06-30
Cytosorbents Corp
filed 2012-08-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 8, 2012 there were 202,962,314 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

(a development stage company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,741,839	$1,186,653
Accounts receivable, net of allowance for doubtful accounts at $-0-	43,394	36,078
Inventories	535,258	431,022
Prepaid expenses and other current assets	146,068	43,728

Total current assets	2,466,559	1,697,481

Property and equipment – net	142,443	155,067

Other assets	287,225	269,994

Total long-term assets	429,668	425,061

Total Assets	$2,896,227	$2,122,542

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$620,845	$675,160
Accrued expenses and other current liabilities	498,056	558,466
Convertible notes payable, net of debt discount in the amount of $267,649 at June 30, 2012 and $53,677 at December 31, 2011	1,185,351	294,323

Total current liabilities	2,304,252	1,527,949

Long Term Liabilities:
Convertible notes payable, net of debt discount in the amount of $-0- at June 30, 2012 and $508,750 at December 31, 2011	—	276,250
Total long term liabilities	—	276,250

Total liabilities	2,304,252	1,804,199

Stockholders’ Equity (Deficit):
10% Series B Convertible Preferred Stock, Par Value $0.001, 200,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 68,600.38 and 65,433.34 shares issued and outstanding, respectively	69	65
10% Series A Convertible Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 1,517,346 and 1,447,159 shares issued and outstanding, respectively	1,517	1,447
Common Stock, Par Value $0.001, 500,000,000 shares authorized at June 30, 2012 and December 31, 2011, 199,053,098 and 177,626,058 shares issued and outstanding, respectively	199,053	177,626
Additional paid-in capital	96,663,905	92,696,747
Deficit accumulated during the development stage	(96,272,569)	(92,557,542)
Total stockholders' equity	591,975	318,343

Total Liabilities and Stockholders' Equity	$2,896,227	$2,122,542

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2012	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$86,013	$49,935	$—	$33,042	$—

Cost of goods sold	31,920	20,160	—	10,080	—

Gross profit	54,093	29,775	—	22,962	—

Other Expenses:

Research and development	52,208,369	1,309,031	1,613,984	665,750	854,827
Legal, financial and other consulting	8,192,717	234,827	166,772	73,535	67,530
Selling, general and administrative	25,619,119	562,646	461,894	293,180	191,802
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	79,964,722	2,106,504	2,242,650	1,032,465	1,114,159

Loss from operations	(79,910,629)	(2,076,729)	(2,242,650)	(1,009,503)	(1,114,159)

Other (income)/expense:

Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest expense/(income), net	7,134,299	397,177	313,116	37,807	227,023
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Total other (income)/expense, net	7,257,514	397,177	313,116	37,807	227,023

Loss before benefit from income taxes	(87,168,143)	(2,473,906)	(2,555,766)	(1,047,310)	(1,341,182)

Benefit from income taxes	(547,318)	—	—	—	—
Net loss	(86,620,825)	(2,473,906)	(2,555,766)	(1,047,310)	(1,341,182)
Preferred Stock Dividend	9,651,744	1,241,121	1,619,571	577,204	877,926
Net Loss available to common shareholders	$(96,272,569)	$(3,715,027)	$(4,175,337)	$(1,624,514)	$(2,219,108)

Basic and diluted net loss per common share		$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average number of shares of common stock outstanding		187,795,284	146,319,616	194,439,923	159,137,446

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Period from
	December 31, 2011 to
	June 30, 2012
	(Unaudited)
	Members		Common Stock		Preferred Stock B		Preferred Stock A		Additional	Deficit Accumulated During the	Total
	Equity (DeficienCy)	Deferred Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)

Balance at December 31, 2011	$—	$—	177,626,058	$177,626	65,433.34	$65	1,447,159	$1,447	$92,696,747	$(92,557,542)	$318,343

Stock based compensation – employees, consultants and directors	—	—	—	—	—	—	—	—	4,532	—	4,532

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	73,190	73	8,616	(8,689)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	3,307.91	4	—	—	1,232,428	(1,232,432)	—

Conversion of Series A and Series B into Common	—	—	418,633	419	(140.87)	—	(3,003)	(3)	(416)	—	—

Issuance of common stock for cash, net of cost of raising capital	—	—	17,056,867	17,057	—	—	—	—	2,243,096	—	2,260,153

Conversion of convertible notes to common	—	—	3,951,540	3,951	—	—	—	—	391,202	—	395,153

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible note	—	—	—	—	—	—	—	—	87,700	—	87,700

Net loss	—	—	—	—	—	—	—	—	—	(2,473,906)	(2,473,906)

Balance at June 30, 2012	$—	$—	199,053,098	$199,053	68,600.38	$69	1,517,346	$1,517	$96,663,905	$(96,272,569)	$591,975

 See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January
	22,1997 (date of	Six months Ended	Six months ended
	inception) to June 30, 2012	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(86,620,825)	$(2,473,906)	$(2,555,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,470,830	21,415	29,780
Amortization of debt discount	2,376,855	382,478	304,167
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	2,509,592	4,532	178,069
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Accounts receivable	(43,394)	(7,316)	—
Inventories	(535,258)	(104,236)	—
Prepaid expenses and other current assets	(417,616)	(102,340)	308,923
Other assets	(56,394)	—	—
Accounts payable and accrued expenses	3,018,437	60,581	114,268
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(64,796,201)	(2,218,792)	(1,620,559)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,402,025)	(1,065)	(17,065)
Patent costs	(504,515)	(24,957)	(11,333)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,506,217)	(26,022)	(28,398)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	48,671,310	2,100,000	2,756,860
Proceeds from borrowings	11,888,881	700,000	1,250,000
Proceeds from subscription receivables	499,395	—	2,953
Proceeds from exercise of stock options	5,141	—	—

Net cash provided by financing activities	71,044,257	2,800,000	4,009,813
Net change in cash and cash equivalents	1,741,839	555,186	2,360,856

Cash and cash equivalents - beginning of period	—	1,186,653	1,055,669

Cash and cash equivalents - end of period	$1,741,839	$1,741,839	$3,416,525

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,644,505	$87,700	$1,250,000

Fair value of shares issued as costs of raising capital	$549,534	$213,584	$106,344

Issuance of 5,666,616 shares of common stock pursuant to cashless exercise of warrants	—	—	—

Note payable principal and interest conversion to equity	$12,344,602	$395,153	$882,900

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$9,651,744	$1,241,121	$1,619,571

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the six months ended June 30, 2012 and 2011, 140.87 and 13.18 Series B Preferred Shares were converted into 388,603 and 36,408 Common shares, respectively. During the six months ended June 30, 2012 and 2011, 3,003 and 4,645,411 Series A Preferred Shares were converted into 30,030 and 11,078,634 Common shares, respectively.  For the period from January 22, 1997 (date of inception) to June 30, 2012, 22,576.18 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,364,597 and 43,728,457 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2012

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2012. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2012 and the results of its operations and cash flows for six and three month periods ended June 30, 2012 and 2011, and for the period January 22, 1997 (date of inception) to June 30, 2012. Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2011 as included in the Company’s Form 10-K filed with the Commission on March 30, 2012.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2012 of $96,272,569. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

 The Company is a development stage company and has not yet generated significant revenues from inception to June 30, 2012. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance and operational strategic planning.  Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

The Company has developed an intellectual property portfolio, including 29 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2.   PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary CytoSorbents, Inc., is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology.  The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb® device.  As of June 30, 2012, the Company had only limited commercial operations and, accordingly, is in the development stage.  The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.  Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off.to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at June 30, 2012 and December 31, 2011 .

Inventories

Inventories are valued at the lower of cost or market. At June 30, 2012 and December 31, 2011 the Company’s inventory was comprised of finished goods, which amounted to $241,920 and $192,340, respectively, and work in process which amounted to $293,338 and $238,682, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is earned. Delivery of the goods generally completes the criteria for revenue recognition .

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

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connection with the promissory note issuances during the three months ended March 31, 2012 the Company received total proceeds of $700,000. The Company allocated the total proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $612,300 was allocated to the promissory notes and $38,788 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $48,912. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes. During the six months ended June 30, 2012 Convertible Notes in the principal and accrued interest amount of $395,153 were converted into 3,951,540 Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $235,762.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the six months ended June 30, 2012, the Company recorded non-cash stock dividends totaling $1,241,121 in connection with the issuance of 3,307.91 shares of Series B Preferred Stock and 73,190 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of June 30, 2012.

During the six months ended June 30, 2012, 140.87 Series B Preferred Shares were converted into 388,603 Common shares.

During the six months ended June 30, 2012, 3,003 Series A Preferred Shares were converted into 30,030 Common shares.

During the six months ended June 30, 2012, the Company incurred stock-based compensation expense due to the issuance of stock options, and amortization of unvested stock options. The aggregate expense for the six months ended June 30, 2012 is $4,532 of which $3,866 and $666 is presented in research and development expenses and general and administrative expenses, respectively.

The Company has pre-approved options to purchase in the aggregate, up to a total of 408,000 shares of common stock to be issued and priced at the end of December 2012 to Directors. These options have been valued as of the pre-approval date. The aggregate expense of these options for the six months ended June 30, 2012 is approximately $13,692, all of which is presented in general and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2012 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2012	39,833,438	$0.39	7.2
Granted	868,000	$0.15	4.8
Cancelled	(114,254)	$33.57	—
Exercised	—	$—	—
Outstanding June 30, 2012	40,587,184	$0.29	6.7

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.129 to $0.168 per share) and expected life of the stock option ( ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 28 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (0.8 to 1.9 percent) for the term of the stock option.

At June 30, 2012, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $1,266,000.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2012 is as follows:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value

Non-vested, January 1, 2012	11,910,000	$0.051
Granted	868,000	$0.050
Cancelled	—	—
Vested	(886,000)	$0.047

Non-vested, June 30, 2012	11,892,000	$0.051

As of June 30, 2012, approximately $42,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.39 years. Due to the uncertainty over whether approximately 9,957,000 options granted during the year ended December 31, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the six and three months ended June 30, 2012. The grant date fair value of these unvested options amounts to approximately $478,000.  The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved .

As of June 30, 2012, the Company has the following warrants to purchase common stock outstanding:

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
22,807,046

During the six months ended June 30, 2012 Convertible Notes in the principal and accrued interest amount of $395,153 were converted into 3,951,540 Common shares.

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

During the six months ended June 30, 2012 the Company received approximately $2,100,000 as proceeds from the sale of 16,022,042 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.13 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 403,832 shares of Common Stock as additional Commitment Fee shares. The fair value of the Commitment shares of $53,432 has been recorded as a cost of raising capital.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the six months ended June 30, 2012 the Company has accrued royalty costs of $1,498.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the six months ended June 30, 2012 per the terms of the license agreement the Company has accrued royalty costs of $1,281.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through June 30, 2012 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the six months ended June 30, 2012 and 2011 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 63,394,230 and 70,718,917 incremental shares at June 30, 2012 and 2011, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing 190,824,381 and 183,872,466 incremental shares at June 30, 2012 and 2011, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 14,530,000 and 19,152,500 incremental shares at June 30, 2012 and 2011, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of the issuance of this report.

During July and August, the Company received approximately $450,000 as proceeds from the sale of 3,822,681 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.118 per share of Common.  Per the terms of the Purchase Agreement the Company also issued an additional 86,535 shares of Common Stock as additional Commitment Fee shares.

 At the end of the second quarter, Mr. David Lamadrid, the Company’s Chief Financial Officer, gave notice of his resignation, effective July 13, 2012, due to personal reasons. Mr. Ronald Berger, a certified public accountant and the Company’s controller for the past eight years, was appointed by the Board of Directors as Interim Chief Financial Officer and has assumed Mr. Lamadrid’s duties as of July 16, 2012.

In August 2012, the Company announced that it was awarded a five year technology development contract by DARPA, the Defense Advanced Research Projects Agency, to develop its porous polymer technologies to remove cytokines and toxins from blood as part of DARPA’s Dialysis-Like Therapeutics initiative to treat sepsis. The contract has a value of up to $3.8 million. For the first twelve months, the Company is eligible for $1.5 million in funding based upon achievement of certain milestones.

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

Overview and Plan of Operations

CytoSorbents is a development stage critical care focused company using blood purification to treat disease.   In March 2011, we received European Union (E.U.) regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb®, as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated.    CytoSorbents has started the process of commercializing its operations with the commencement of initial sales of its CytoSorb® device in the E.U. In mid-September we started to exhibit the CytoSorb® device at conferences in Germany as part of our product marketing under a controlled-market release in select geographic territories in Germany.   In late June 2012, we completed the controlled-market release and began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales people, one of whom started immediately and the other two expected to start by August 2012. Because of this timing, the third quarter of 2012 is expected to be a transitional quarter in terms of revenues as the sales force increases its training and sales activities, particularly in Germany.

In 2011 as part of the CE Mark approval process we completed our European Sepsis clinical trial with enrollment of one hundred (100) patients with sepsis and respiratory failure with the participation of fourteen trial sites.  The purpose of the trial was to demonstrate safety and the broad, and statistically significant reduction of key cytokines such as IL-6 in these patients.  CytoSorb® treatment was well tolerated with no serious device related adverse events reported in over 300 human treatments. In the study CytoSorb® demonstrated its clinical effectiveness in reducing cytokine storm by approximately 30-50% in critically-ill patients. CytoSorb® treatment was linked with survival in patients at high risk of death, including patients with high cytokine levels and patients older than age 65, who generally make up two-thirds of patients hospitalized for sepsis.

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

We are focusing our efforts on the commercialization of CytoSorb® and have now concluded a controlled-market release program in select territories in Germany that we initiated in late 2011. The purpose of this program was to prepare the Company for commercialization of CytoSorb in Germany in terms of manufacturing, logistics, infrastructure, marketing, contacts, and other key issues. Following the establishment of our European subsidiary, CytoSorbents Europe GmbH, we commenced a direct sales effort in Germany at the end of the second quarter of 2012 with the hiring of a four person direct sales force including a Vice President of Sales and Marketing, two of which started immediately, and two that began at the beginning of August. We are also evaluating potential distributor networks in other major countries where we are approved to market the device.

The initial major market focus for CytoSorb® is the adjunctive treatment of sepsis, a systemic inflammatory response to a serious infection. CytoSorb® has been designed to prevent or reduce the accumulation of high concentrations of cytokines in the bloodstream associated with sepsis and is intended for short-term use with standard of care therapy that includes antibiotics. We believe that current state of the art blood purification technology (such as dialysis) is incapable of effectively clearing the toxins intended to be absorbed by our CytoSorb® device.

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

The Company is currently manufacturing CytoSorb® under ISO 13485 Full Quality Systems certification for sale in the E.U. and for additional clinical studies.  Concurrent with its commercialization plans, the Company intends to conduct or support additional clinical studies in sepsis and other critical care diseases to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue commercializing its product in Europe.

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

At the end of the second quarter, Mr. David Lamadrid, the Company’s Chief Financial Officer, gave notice of his resignation, effective July 13, 2012, due to personal reasons. Mr. Ronald Berger, a certified public accountant and the Company’s controller for the past eight years, was appointed by the Board of Directors as Interim Chief Financial Officer and has assumed Mr. Lamadrid’s duties as of July 16, 2012.

Results of Operations

CytoSorbents generated revenues of $49,935 and $-0- and $33,042 and $-0- for the six and three month periods ended June 30, 2012 and 2011 respectively. Revenues in the current six month period were part of an initial test market phase of CytoSorb with the company exploring direct sales to hospitals in Germany (without a dedicated sales force in place) and sales to distributor networks in other parts of Europe. The device was not available or approved for sale during the first six months of 2011.

Our research and development costs were, $1,309,031 and $1,613,984, for the six months ended June 30, 2012 and 2011 respectively and $665,750 and $854,827 for the three months ended June 30, 2012 and 2011 respectively. This represents a decrease of approximately 18.9% or $305,000 for the six months ended June 30, 2012 compared to the same time period in 2011. This decrease is primarily due to net decreases in expenditures related to our completed sepsis study and clinical and research programs of approximately $320,000 and non-cash stock option expense of approximately $77,000, that were partially offset by increases in patent related expenses of approximately $76,000 and salaries of approximately $110,000, plus the receipt of approximately $83,000 in grant income from a US Army Phase I SBIR grant, which is presented in the financial statements as a reduction in research and development costs.

Our legal, financial and other consulting costs were, $234,827 and $166,772, for the six months ended June 30, 2012 and 2011 respectively. This represents an increase of approximately 40.8%, or approximately $68,000 for the six months ended June 30, 2012 compared to the same time period in 2011. This is primarily comprised of an increase in legal fees of approximately $50,000 associated with patent review related costs, and approximately $15,000 in accounting fees which were associated with annual audit and S-1 registration related fees.

Our general and administrative costs were, $562,646 and $461,894, for the six months ended June 30, 2012 and 2011 respectively. This represents an increase of approximately 21.8%, or approximately $100,000 for the six months ended June 30, 2012 compared to the same time period in 2011. This is primarily due to a decrease in non-cash stock option expense of approximately $95,000 which was primarily offset by increases in sales and marketing expenses of approximately $162,000, and insurance related costs of approximately $20,000.

Our net interest expenses were $397,177 and $313,116 for the six months ended June 30, 2012 and 2011 respectively. This represents an increase of approximately 26.85% or $84,000 for the six months ended June 30, 2012 compared to the same time period in 2011. The increase is primarily due to an increase of approximately $84,000 in non-cash related charges associated with the amortization of debt discount, which is presented in the net interest expenses category of our statement of operations.

We have experienced substantial operating losses since inception. As of June 30, 2012, we had a deficit accumulated during the development stage of $96,272,569, which included losses of $1,047,310 and $2,473,906 for the three and six month periods ended June 30, 2012. In comparison, we had losses of $1,341,182 and $2,555,766 for the three and six month periods ended June 30, 2011. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $958,930 and $1,871,677 for the three and six month periods ended June 30, 2012 and $1,046,629 and $2,075,878 for the three and six month periods ended June 30, 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2011 we had cash of $1,186,653 and current liabilities of $1,527,949. As of June 30, 2012 we had cash on hand of $1,741,839 and current liabilities of $2,304,334.

We believe that we have sufficient cash to fund our operations into the fourth quarter of 2012, following which we will need additional funding before we can complete additional clinical studies and commercialize our products. The SEC approved a registration statement for common stock filed for the funding agreement with Lincoln Park Capital Fund LLC. Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 9 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012). The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations, provided that our share price remains at or above $0.10. During the six months ended June 30, 2012 we received approximately $83,000 from the US Department of Defense for our progress under a $100,000 US Army Phase I SBIR grant that the Company was awarded in December 2011. The Company is exploring potential eligibility in several other government sponsored grant programs which could, if approved, represent a substantial source of non-dilutive funds for our research programs. We will also continue to seek other funding sources for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2012 of $96,272,569. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is continuing its fund-raising efforts.  Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms.  Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schedule

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

CYTOSORBENTS CORPORATION

Dated: August 13, 2012	By:	/s/ Ronald E. Berger
Name: Ronald E Berger, CPA
Title: Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

