Form 10-Q
period 2012-09-30
Cytosorbents Corp
filed 2012-11-21
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 21, 2012 there were 211,912,915 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

(a development stage company)

FORM 10-Q

Explanatory Note

CytoSorbents Corporation (the “Registrant”) and its professionals were severely impacted by the effects of Hurricane Sandy and lost power, heat, email, and access to its electronic files for seven (7) days following the storm. Accordingly, the Registrant was unable, without unreasonable effort or expense, to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”) by the November 14, 2012 filing date applicable to smaller reporting companies. Pursuant to the Securities and Exchange Commission’s release 2012-226, the Registrant will remain current and timely in its Exchange Act Reports by filing its Quarterly Report on Form 10-Q for the period ended September 30, 2012 on or before November 21, 2012  As a result of the impact of Hurricane Sandy, the Registrant and its independent registered public accounting firm required additional time to complete its review of the financial statements for the year ended September 30, 2012 to be incorporated in the Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,061,132	$1,186,653
Accounts receivable, net of allowance for doubtful accounts at $-0-	51,941	36,078
Inventories	625,778	431,022
Prepaid expenses and other current assets	116,372	43,728

Total current assets	2,855,223	1,697,481

Property and equipment – net	134,534	155,067

Other assets	278,483	269,994

Total long-term assets	413,017	425,061

Total Assets	$3,268,240	$2,122,542

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$728,011	$675,160
Accrued expenses and other current liabilities	374,368	558,466
Convertible notes payable, net of debt discount in the amount of $229,621 at September 30, 2012 and $53,677 at December 31, 2011	973,379	294,323

Total current liabilities	2,075,758	1,527,949

Long Term Liabilities:
Convertible notes payable, net of debt discount in the amount of $-0- at September 30, 2012 and $508,750 at December 31, 2011	—	276,250
Total long term liabilities	—	276,250

Total liabilities	2,075,758	1,804,199

Stockholders’ Equity (Deficit):
10% Series B Convertible Preferred Stock, Par Value $0.001, 200,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 70,315.40 and 65,433.34 shares issued and outstanding, respectively	70	65
10% Series A Convertible Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 1,555,281 and 1,447,159 shares issued and outstanding, respectively	1,555	1,447
Common Stock, Par Value $0.001, 500,000,000 shares authorized at September 30, 2012 and December 31, 2011, 209,895,444 and 177,626,058 shares issued and outstanding, respectively	209,895	177,626
Additional paid-in capital	98,535,236	92,696,747
Deficit accumulated during the development stage	(97,554,274)	(92,557,542)
Total stockholders' equity	1,192,482	318,343

Total Liabilities and Stockholders' Equity	$3,268,240	$2,122,542

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	January 22, 1997
	(date of inception) to September	Nine months ended September 30,		Three months ended September 30,
	30, 2012	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Sales	$99,692	$63,614	$—-	$13,679	$—
Grant income	1,675,445	675,000	—-	591,667	—-
Total revenue	1,775,137	738,614	—	605,346	—

Cost of revenue	716,848	261,101	—	141,849	—

Gross margin	1,058,289	477,513	—	463,497	—

Other Expenses:

Research and development	53,310,203	1,854,407	2,393,573	554,266	779,589
Legal, financial and other consulting	8,343,502	385,612	260,475	150,785	93,703
Selling, general and administrative	25,971,875	915,402	814,287	359,625	352,393
Change in fair value of management and incentive units	(6,055,483)	—	—	—	—

Total expenses	81,570,097	3,155,421	3,468,335	1,064,676	1,225,685

Loss from operations	(80,511,808)	(2,677,908)	(3,468,335)	(601,179)	(1,225,685)

Other (income)/expense:

Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest expense/(income), net	7,185,100	447,978	816,358	50,801	503,242
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Total other (income)/expense, net	7,308,315	447,978	816,358	50,801	503,242

Loss before benefit from income taxes	(87,820,123)	(3,125,886)	(4,284,693)	(651,980)	(1,728,927)

Benefit from income taxes	(547,318)	—	—	—	—
Net loss	(87,272,805)	(3,125,886)	(4,284,693)	(651,980)	(1,728,927)
Preferred Stock Dividend	10,281,469	1,870,846	2,354,428	629,725	734,857
Net Loss available to common shareholders	$(97,554,274)	$(4,996,732)	$(6,639,121)	$(1,281,705)	$(2,463,784)

Basic and diluted net loss per common share		$(0.03)	$(0.04)	$(0.01)	$(0.01)
Weighted average number of shares of common stock outstanding		193,383,650	153,796,011	204,438,894	168,230,680

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Period from
	December 31, 2011 to
	September 30, 2012
	(Unaudited)
	Members		Common Stock		Preferred Stock B		Preferred Stock A		Additional	Deficit Accumulated During the	Total Stockholders'
	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Equity (Deficit)

Balance at December 31, 2011	$—	$—	177,626,058	$177,626	65,433.34	$65	1,447,159	$1,447	$92,696,747	$(92,557,542)	$318,343

Stock based compensation – employees, consultants and directors	—	—	—	—	—	—	—	—	16,964	—	16,964

Issuance of Series A Preferred Stock as dividends	—	—	—	—	—	—	111,125	111	12,937	(13,048)	—

Issuance of Series B Preferred Stock as dividends	—	—	—	—	5,022.93	5	—	—	1,857,793	(1,857,798)	—

Conversion of Series A and Series B into Common	—	—	418,633	419	(140.87)	—	(3,003)	(3)	(416)	—	—

Issuance of common stock for cash, net of cost of raising capital	—	—	24,828,903	24,828	—	—	—	—	3,185,325	—	3,210,153

Conversion of convertible notes to common	—	—	6,852,088	6,852	—	—	—	—	678,356	—	685,208
Cashless exercise of warrants	—	—	169,762	170	—	—	—	—	(170)	—	—

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible note	—	—	—	—	—	—	—	—	87,700	—	87,700

Net loss	—	—	—	—	—	—	—	—	—	(3,125,886)	(3,125,886)

Balance at September 30, 2012	$—	$—	209,895,444	$209,895	70,315.40	$70	1,555,281	$1,555	$98,535,236	$(97,554,274)	$1,192,482

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS  OF CASH FLOWS

	Period from
	January
	22, 1997 (date of	Nine months	Nine months
	inception) to September 30, 2012	Ended September 30, 2012	ended September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(87,272,805)	$(3,125,886)	$(4,284,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,481,536	32,121	45,222
Amortization of debt discount	2,414,883	420,506	807,695
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	2,522,024	16,964	508,069
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Accounts receivable	(51,941)	(15,863)	—
Inventories	(625,778)	(194,756)	(186,339)
Prepaid expenses and other current assets	(387,920)	(72,644)	311,020
Other assets	(55,514)	880	—
Accounts payable and accrued expenses	3,041,970	84,114	79,437
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(65,431,973)	(2,854,564)	(2,719,589)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,400,960)	—	(34,116)
Patent costs	(500,515)	(20,957)	(17,818)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,501,152)	(20,957)	(51,934)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	49,621,310	3,050,000	2,756,860
Proceeds from borrowings	11,888,881	700,000	1,250,000
Proceeds from subscription receivables	499,395	—	5,141
Proceeds from exercise of stock options	5,141	—	—

Net cash provided by financing activities	71,994,257	3,750,000	4,012,001
Net change in cash and cash equivalents	2,061,132	874,479	1,240,478

Cash and cash equivalents - beginning of period	—	1,186,653	1,055,669

Cash and cash equivalents - end of period	$2,061,132	$2,061,132	$2,296,147

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,644,505	$87,700	$1,250,000

Fair value of shares issued as costs of raising capital	$572,515	$236,565	$106,344

Issuance of 5,666,616 shares of common stock pursuant to cashless exercise of warrants	—	—	—

Note payable principal and interest conversion to equity	$12,634,657	$685,208	$1,483,330

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$10,281,469	$1,870,846	$2,354,428

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the nine months ended September 30, 2012 and 2011, 140.87 and 13.18 Series B Preferred Shares were converted into 388,603 and 36,408 Common shares, respectively. During the nine months ended September 30, 2012 and 2011, 3,003 and 4,645,411 Series A Preferred Shares were converted into 30,030 and 11,078,634 Common shares, respectively. For the period from January 22, 1997 (date of inception) to September 30, 2012, 22,576.18 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,364,597 and 43,728,457 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2012

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2012. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2012 and the results of its operations and cash flows for nine and three month periods ended September 30, 2012 and 2011, and for the period January 22, 1997 (date of inception) to September 30, 2012. Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2011 as included in the Company’s Form 10-K filed with the Commission on March 30, 2012.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2012 of $97,554,274. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company is a development stage company and has not yet generated significant revenues from inception to September 30, 2012. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance and operational strategic planning. Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

The Company has developed an intellectual property portfolio, including 29 issued, two notices of allowance, and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary CytoSorbents, Inc., is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb® device. As of September 30, 2012, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at September 30, 2012 and December 31, 2011.

Inventories

Inventories are valued at the lower of cost or market. At September 30, 2012 and December 31, 2011 the Company’s inventory was comprised of finished goods, which amounted to $350,280 and $191,340, respectively, work in process which amounted to $251,070 and $181,880, respectively and raw materials, which amounted to $24,428 and $57,802, respectively.

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

Grant Revenue

Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, while other agreements provide for reimbursement of costs and an overhead margin. Revenues are recognized when milestones have been achieved and revenues have been earned. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

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

Shipping and Handling Costs

The Company records shipping and handling costs in Research and Development. Total freight costs amounted to approximately $61,000 and $8,000 for the nine months ended September 30, 2012 and 2011 respectively.

Reclassifications

Certain items for the periods ended September 30, 2011 and December 31, 2011 have been reclassified to conform to the presentation at September 30, 2012. There was no change in net income as a result of these reclassifications.

3. CONVERTIBLE NOTES

During February 2012 the Company issued 12-month Promissory Notes in the aggregate principal amount of $700,000, which accrue interest at the rate of 8% per annum. Per the terms of the Promissory Notes issued in February, the investors will be repaid in equity of the Company, not cash. During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.15 per share. In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity(excluding transactions with Lincoln Park), in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing. Pursuant to the terms of the Promissory Note, the note holder will receive warrant coverage in the form of five year warrants to purchase that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.175 per share of Common Stock. The warrants have a cashless exercise provision. The Promissory Notes do not have registration rights for the shares underlying the notes or warrants.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connection with the promissory note issuances during the three months ended March 31, 2012 the Company received total proceeds of $700,000. The Company allocated the total proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $612,300 was allocated to the promissory notes and $38,788 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $48,912. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes. During the nine months ended September 30, 2012 Convertible Notes in the principal and accrued interest amount of $685,208 were converted into 6,852,088 Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $235,762.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the nine months ended September 30, 2012, the Company recorded non-cash stock dividends totaling $1,870,846 in connection with the issuance of 5,022.93 shares of Series B Preferred Stock and 111,125 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of September 30, 2012.

During the nine months ended September 30, 2012, 140.87 Series B Preferred Shares were converted into 388,603 Common shares.

During the nine months ended September 30, 2012, 3,003 Series A Preferred Shares were converted into 30,030 Common shares.

During the nine months ended September 30, 2012, the Company incurred stock-based compensation expense due to the issuance of stock options, and amortization of unvested stock options. The aggregate expense for the nine months ended September 30, 2012 is approximately $17,000 of which $4,000 and $613,000 is presented in research and development expenses and general and administrative expenses, respectively.

The Company has pre-approved options to purchase in the aggregate, up to a total of 408,000 shares of common stock to be issued and priced at the end of December 2012 to Directors. These options have been valued as of the pre-approval date. The aggregate expense of these options for the nine months ended September 30, 2012 is approximately $20,538, all of which is presented in general and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2012 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2012	39,833,438	$0.39	7.2
Granted	1,968,000	$0.15	6.2
Cancelled	(138,366)	$33.21	—
Exercised	—	$—	—
Outstanding September 30, 2012	41,663,072	$0.29	6.4

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

At September 30, 2012, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $1,411,000.

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2012 is as follows:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value

Non-vested, January 1, 2012	11,910,000	$0.051
Granted	1,968,000	$0.042
Cancelled	—	—
Vested	(886,000)	$0.047

Non-vested, September 30, 2012	12,992,000	$0.049

As of September 30, 2012, approximately $70,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.53 years. Due to the uncertainty over whether approximately 9,957,000 options granted during the year ended December 31, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the nine and three months ended September 30, 2012. The grant date fair value of these unvested options amounts to approximately $478,000. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

As of September 30, 2012, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
1,750,000	$0.100	August 16, 2015
1,600,000	$0.125	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
625,000	$0.10	November 2, 2015
250,000	$0.125	November 2, 2015
208,334	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
5,000,000	$0.10	February 15, 2016
2,200,000	$0.125	February 15, 2016
1,833,333	$0.15	February 15, 2016
1,166,667	$0.175	February 10, 2017
22,307,046

During the nine months ended September 30, 2012, pursuant to cashless exercises, the Company issued an aggregate total of 169,162 shares of Common Stock for the full exercise of warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share of Common.

During the nine months ended September 30, 2012 Convertible Notes in the principal and accrued interest amount of $685,208 were converted into 6,852,088 Common shares.

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

The Company has the right, but not the obligation, to direct LPC to purchase up to $8,500,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its common stock to be purchased under certain circumstances. No sales of shares may occur at a purchase price below $0.10 per share or without a registration statement having been declared effective. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the New Purchase Agreement without any fixed discount. The Company may at any time at its sole discretion terminate the New Purchase Agreement without fee, penalty or cost upon one business days’ notice.

There was no up-front commitment fee paid to LPC for entering into the new agreement. In the event the Company directs LPC to purchase up to $8,500,000 of its Common Stock, the Company is obligated to issue up to an additional 1,634,615 commitment fee shares of Common Stock on a pro rata basis. LPC may not assign any of its rights or obligations under the Purchase Agreement.

During the nine months ended September 30, 2012 the Company received approximately $3,050,000 as proceeds from the sale of 23,611,393 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.13 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 586,517 shares of Common Stock as additional Commitment Fee shares. The fair value of the Commitment shares of $76,413 has been recorded as a cost of raising capital.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the nine months ended September 30, 2012 the Company has accrued royalty costs of approximately $2,000.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the nine months ended September 30, 2012 per the terms of the license agreement the Company has accrued royalty costs of approximately $1,500.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through September 30, 2012 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the nine months ended September 30, 2012 and 2011 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing 63,970,118 and 61,873,817 incremental shares at September 30, 2012 and 2011, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing 195,595,025 and 182,601,216 incremental shares at September 30, 2012 and 2011, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 12,030,000 and 11,630,000 incremental shares at September 30, 2012 and 2011, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of the issuance of this report.

During October and November, the Company received approximately $250,000 as proceeds from the sale of 1,969,396 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.127 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 48,075 shares of Common Stock as additional Commitment Fee shares.

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

Overview and Plan of Operations

CytoSorbents is a development stage critical care focused company using blood purification to treat disease. In March 2011, we received European Union (E.U.) regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb®, as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. CytoSorbents has started the process of commercializing its operations with the commencement of initial sales of its CytoSorb® device in the E.U. In mid-September 2011 we started to exhibit the CytoSorb® device at conferences in Germany as part of our product marketing under a controlled-market release in select geographic territories in Germany. In late June 2012, we completed the controlled-market release and began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales people, one starting immediately and the other two starting August 2012. During the remainder of this transitional period in Q3 2012 the focus of the sales force was on training and commencing early sales activities. Management expects product revenue for Q4 2012 to exceed that of Q3 2012.

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

We are focusing our efforts on the commercialization of CytoSorb® and in June 2012 concluded a controlled-market release program in select territories in Germany that we initiated in late 2011. The purpose of this program was to prepare the Company for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues. Following the establishment of our European subsidiary, CytoSorbents Europe GmbH, we commenced a direct sales effort in Germany at the end of June 2012 with the hiring of a four person direct sales force including a Vice President of Sales and Marketing, two of which started immediately, and two that began at the beginning of August 2012. We are also evaluating potential distributor networks in other major countries where we are approved to market the device.

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

Results of Operations

CytoSorbents generated revenues of $738,614 and $-0- and $605,346 and $-0- for the nine and three month periods ended September 30, 2012 and 2011 respectively. Product revenues of $63,614 and $-0- and $13,679 and $-0- in the current nine month and three month periods ending September 30, 2012 and 2011 respectively were part of an initial test market phase of CytoSorb in Germany, a direct sales effort to hospitals in Germany, Austria and Switzerland with a four person sales force in place only since August 2012, and an exploration of sales to distributor networks in other parts of Europe. The device was not available or approved for sale during the first nine months of 2011. Additionally, CytoSorbents received grant revenue of $675,000 and $-0- and $591,667 and $-0- for the nine and three month periods ended September 30, 2012 and 2011 respectively.

Our research and development costs were, $1,854,407 and $2,393,573, for the nine months ended September 30, 2012 and 2011 respectively and $554,266 and $779,589 for the three months ended September 30, 2012 and 2011 respectively. This represents a decrease of approximately 22.5% or $539,166 for the nine months ended September 30, 2012 compared to the same time period in 2011. This decrease is primarily due to net decreases in expenditures related to our completed sepsis study and clinical and research programs of approximately $457,000, lab supplies $154,000 and non-cash stock option expense of approximately $239,000, that were partially offset by increases in patent related expenses of approximately $87,000 and salaries of approximately $273,000.

Our legal, financial and other consulting costs were, $385,612 and $260,475, for the nine months ended September 30, 2012 and 2011 respectively and $150,785 and $93,703 for the three months ended September 30, 2012 and 2011 respectively. This represents an increase of approximately 48.0%, or approximately $125,000 for the nine months ended September 30, 2012 compared to the same time period in 2011. This is primarily comprised of an increase in legal fees of approximately $72,000 associated with patent review related costs, contract related legal fees of approximately $27,000and approximately $15,000 in accounting fees which were associated with annual audit and S-1 registration related fees.

Our general and administrative costs were $915,402 and $814,287, for the nine months ended September 30, 2012 and 2011 respectively and $359,625 and $352,393 for the three months ended September 30, 2012 and 2011 respectively. This represents an increase of approximately 12.4%, or approximately $101,000 for the nine months ended September 30, 2012 compared to the same time period in 2011. This is primarily due to a decrease in non-cash stock option expense of approximately $260,000 which was primarily offset by increases in sales and marketing expenses of approximately $71,000, an increase in salaries and payroll taxes of approximately $88,000 and increases in insurance travel and consulting totaling approximately $180,000.

Our net interest expenses were $447,978 and $816,358 for the nine months ended September 30, 2012 and 2011 respectively and $50,801 and $503,242 for the three months ended September 30, 2012 and 2011 respectively. This represents a decrease of approximately 45.1% or $368,000 for the nine months ended September 30, 2012 compared to the same time period in 2011. The decrease is primarily due to a decrease of approximately $368,000 in non-cash related charges associated with the amortization of debt discount, which is presented in the net interest expenses category of our statement of operations.

We have experienced substantial operating losses since inception. As of September 30, 2012, we had a deficit accumulated during the development stage of $97,554,274, which included losses of $651,980 and $3,125,886 for the three and nine month periods ended September 30, 2012. In comparison, we had losses of $1,728,927 and $4,284,693 for the three and nine month periods ended September 30, 2011. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $913,891 and $2,769,809 for the three and nine month periods ended September 30, 2012 and $1,131,982 and $3,207,860 for the three and nine month periods ended September 30, 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2011 we had cash of $1,186,653 and current liabilities of $1,527,949. As of September 30, 2012 we had cash on hand of $2,061,132 and current liabilities of $2,075,758.

We believe that we have sufficient cash to fund our operations into the first quarter of 2013, following which we will need additional funding before we can complete additional clinical studies and commercialize our products. The SEC approved a registration statement for common stock filed for the funding agreement with Lincoln Park Capital Fund LLC (“LPC”). Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 9 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012). The agreement with LPC has the potential to significantly extend the time that we may be able to fund our operations, provided that our share price remains at or above $0.10.

During October and November, the Company received approximately $250,000 as proceeds from the sale of 1,969,396 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.127 per share of Common Stock. Per the terms of the Purchase Agreement the Company also issued an additional 48,075 shares of Common Stock as additional Commitment Fee shares.

During the nine months ended September 30, 2012 we received approximately $100,000 from the US Army Medical Research and Materiel Command for our progress under a $100,000 US Army Phase I SBIR trauma grant that the Company was awarded in December 2011.

In September 2012, the Company was granted a $1 million Phase 2 SBIR award from the U.S. Army Medical Research and Materiel Command to fund the further development of the Company's technologies to treat trauma and burn injury. Payments under this award are contingent upon achievement of certain milestones, availability of funds, and finalizing the award contract with the granting agency. The Company is exploring potential eligibility in several other government sponsored grant programs which could, if approved, represent a substantial source of non-dilutive funds for our research programs. We will also continue to seek other funding sources for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts, or cease operations.

In addition, the Company received $575,000 from the Defense Advanced Research Projects Agency (DARPA) in Q3 2012 following achievement of initial milestones of a five year technology development contract valued at $3.8 million, that was awarded in August 2012. The Company is eligible, pending achievement of certain development milestones in this “Dialysis-Like Therapeutics” initiative to treat sepsis, to receive up to $1.5 million (of the $3.8 million contract) in payments in the first 12 months of this contract.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at September 30, 2012 of $97,554,274. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

CYTOSORBENTS CORPORATION

Dated: November 21, 2012	By:	/s/ Ronald E. Berger
Name: Ronald E Berger, CPA
Title: Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

