Form 10-K
period 2012-12-31
Cytosorbents Corp
filed 2013-04-03
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51038

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0373793
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7 Deer Park Drive, Suite K

Monmouth Junction, New Jersey 08852

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (732) 329-8885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

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

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $20,620,000.

As of April 1, 2013, there were 228,948,474 shares of common stock, $0.001 par value.

Documents incorporated by reference: None.

CYTOSORBENTS CORPORATION

2012 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

Item 1. Business.

Overview

CytoSorbents is a development stage critical care focused company using blood purification to treat life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances, such as drugs, dangerous chemicals, toxins, cytokines, free hemoglobin, and antibodies, from blood and other bodily fluids. These beads can be used in many different device configurations, but are particularly suited for use as the sorbent material in blood filtration cartridges, The technology is protected by 32 issued U.S. patents with multiple applications pending.

In March 2011, we received European Union (E.U.) regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb®, as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. Cytokines are small proteins that normally stimulate and regulate the immune response. However, in certain diseases, particularly life-threatening conditions commonly seen in the intensive care unit (ICU) such as sepsis and infection, trauma, acute respiratory distress syndrome (ARDS), severe burn injury, liver failure, and acute pancreatitis, cytokines are often produced in vast excess – a condition often called cytokine storm. Left unchecked, this cytokine storm can lead to a severe systemic inflammatory response syndrome (SIRS) that can then cause cell death, multiple organ dysfunction syndrome (MODS) and multiple organ failure (MOF). Failure of vital organs such as the heart, lungs, and kidneys, accounts for nearly half of all deaths in the intensive care unit. This is despite the wide availability of supportive care therapies, or “life support”, such as dialysis, mechanical ventilation, extracoporeal membrane oxygenation, and vasopressors. By replacing the function of failed organs, these supportive care therapies can initially help to keep patients alive, but do not help patients recover faster, and in many cases can increase the risk of dangerous complications. Unlike these supportive care therapies, the goal of the CytoSorb® cytokine filter is to pro-actively prevent or treat organ failure by reducing cytokine storm and reducing the SIRS response. In doing so, CytoSorb® targets the reduction in the severity of illness and the need for intensive care, while potentially improving clinical outcome and saving healthcare costs.

Our CE Mark enables CytoSorb® to be sold throughout the entire European Union. Many countries outside the E.U. also accept CE Mark approval for medical devices, but may require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, and many other conditions where cytokine-induced inflammation plays a detrimental role.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany in 2011, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The purpose of the trial was to demonstrate safety and the broad reduction of key cytokines such as IL-6 in critically-ill patients. Taking into account all 100 patients, the treatment was well-tolerated with no serious device related adverse events reported in more than 300 human treatments in the trial. Although the trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality, these were also included as secondary and exploratory endpoints in the trial.

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

Excluding four patients that withdrew, the remaining forty three (43) patients enrolled under electronic randomization were relatively balanced in terms of the severity of illness in treatment and control patients, confirming the findings of the SAB and DSMB. In these forty three (43) patients the European Sepsis Trial successfully demonstrated, on a statistically significant basis (p<0.05), CytoSorb®’s ability to reduce circulating levels of key cytokines from whole blood in treated patients on the average of 30-50% over the 7 day treatment period. Additionally, post-hoc subgroup analyses of the clinical outcome data from patients enrolled under electronic randomization demonstrated statistically significant reduction in mortality in patients at high risk of death in sepsis, specifically in patients with:

•	Very high cytokine levels (IL-6 ≥ 1,000 pg/mL and/or IL-1ra ≥ 16,000 pg/mL) where 28-day mortality was 0% treated vs 63% control, p=0.03, n=14, and

•	Age ≥ 65 (14-day mortality: 0% treated vs 36% control, p=0.04, n=21).

The Company plans to do larger, prospective studies in septic patients in the future to confirm these findings. According to a recent study by the U.S. Centers for Disease Control and Prevention (CDC), those older than age 65 account for approximately two-thirds of patients hospitalized in the US for sepsis, and is the age group that was responsible for the doubling in the incidence of sepsis over the past decade. Without effective therapies to treat sepsis, the incidence of sepsis and sepsis-related deaths are expected to continue to increase significantly over the course of the next decade, particularly as the baby boomer generation turns 65.

In addition to CE Mark approval, CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the E.U. and for additional clinical studies. The Company also established a reimbursement path for CytoSorb® in Germany at more than $500 per CytoSorb® cartridge.

From September 2011 through June 2012, the Company began a controlled market release of CytoSorb® in select geographic territories in Germany. The purpose of this program was to prepare the Company for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues. During this period, the Company began pre-launch marketing of CytoSorb® predominantly at scientific conference exhibitions, but without a sales force.

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, CytoSorbents began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. Q4 2012 represented the first quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland and have established reimbursement in Austria. At the end of fiscal 2012, we had more than 60 key opinion leaders (KOLs) in critical care and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future. These KOL relationships are essential to drive adoption and recurrent usage of CytoSorb by the department, facilitate purchases by the hospital administration, arrange reimbursement, and generate data for papers and presentations.

We seek to complement our direct sales efforts with sales to distributors or corporate partners. We are currently evaluating potential distributor networks in other major countries where we are approved to market the device.

The market focus for CytoSorb® is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the intensive care unit such as infection and sepsis, trauma, burn injury, ARDS, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10-20% of all ICU admissions and is one of the largest target markets for CytoSorb®. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb® in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

In addition to the sepsis indication, we continue to foster research in other critical care illnesses where CytoSorb® could be used, such as ARDS, trauma, severe burn injury, acute pancreatitis, and in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest.

The Company has been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including DARPA and the U.S. Army, to help fund development for some of these applications. In August 2012, the Defense Advanced Research Projects Agency (DARPA) awarded CytoSorbents a five-year technology development contract valued at $3.8 million as part of its “Dialysis-Like Therapeutics” (DLT) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (GPS), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. DARPA is funding CytoSorbents to further develop its technologies to remove both cytokines and a variety of toxins (e.g. pathogen-derived, naturally occurring, or biowarfare generated). In 2012, CytoSorbents recognized  approximately $1.1 million in grant income following the successful completion of milestones under its contract.

In December 2011 and September 2012, The US Army Medical Research and Materiel Command awarded CytoSorbents a $100,000 Phase I SBIR (Small Business Innovation Research), and a $1 million Phase II SBIR contract, respectively, to develop our technologies for the treatment of trauma and burn injury. During 2012, we received the full amount of the Phase I SBIR contract  and are in the process of finalizing the Phase II SBIR contract with the granting agency. The Company is exploring potential eligibility in several other government sponsored grant programs which could, if approved, represent a substantial source of non-dilutive funds for our research programs.

Concurrent with its commercialization plans, the Company intends to conduct or support additional clinical studies in sepsis and other critical care diseases to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We are currently conducting a dose ranging trial in Germany amongst seven clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used for continuously for 7 days or for 6 hours per day, but longer than 7 days. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study. Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue commercializing its product in Europe.

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

In addition to CytoSorb®, we are developing other products utilizing our adsorbent polymer technology that have not yet received regulatory approval including HemoDefend, ContrastSorb, DrugSorb, BetaSorb™, and others. The HemoDefend technology platform is a development-stage blood purification system that can remove contaminants in transfused blood products, with the goal of reducing potentially fatal transfusion reactions and improving the quality of blood. ContrastSorb is designed to remove intravenous radiocontrast, or “IV contrast”, that is administered during interventional radiology procedures (e.g. coronary angiograms for heart disease) and computed tomography or computer axial tomography imaging (i.e. CT or “CAT” scans) that can cause kidney failure in high risk patients (e.g. those with pre-existing kidney disease, diabetes, hypertension, congestive heart failure, and old age). DrugSorb is designed to remove toxic drugs from blood, as in drug overdose. The BetaSorb™ filter was designed for use with renal replacement therapy in end-stage renal disease patients, to remove mid-molecular weight toxins that are not adequately removed by hemodialysis or hemofiltration. BetaSorb is not the current focus of our near term commercialization plans. With the exception of HemoDefend, all of these products are known medically as hemoperfusion devices. Hemoperfusion, along with hemodialysis and hemofiltration, are the three major forms of blood purification. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

The CytoSorb® device consists of a cartridge containing hemocompatible, highly porous, adsorbent polymer beads that are intended to remove toxins and other substances from blood and physiologic fluids. The cartridge incorporates industry standard connectors at either end of the device, which connect directly to an extra-corporeal circuit (bloodlines) on a standalone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb® cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop, recirculating system. As blood passes over the polymer beads in the cartridge, toxins (cytokines) are adsorbed from the blood.

Data from our European Sepsis Trial has demonstrated the safe reduction of cytokine storm, with a 30-50% reduction of key cytokines. Although clinical efficacy data from a post-hoc analysis of patients with very high cytokine levels and patients age 65 years and older are encouraging, larger prospective studies are needed to confirm these data. No assurance can be given that our proposed CytoSorb® product will work as intended or that we will be able to obtain additional necessary regulatory body approvals to sell CytoSorb® in markets outside of Europe. Even if we ultimately obtain additional regulatory approvals, because we cannot control the timing of responses to our regulatory submissions, there can be no assurance as to when such approvals will be obtained.

HemoDefend is a development-stage blood purification technology platform designed to safeguard and protect the blood supply. The Company seeks to license the HemoDefend platform and has not yet received regulatory approval in any markets. HemoDefend consists of a mixture of proprietary porous polymer beads that target the removal of contaminants that can cause transfusion reactions or cause disease in patients receiving the tens of millions of transfused blood products administered worldwide each year. These contaminants include, for example, foreign antibodies, antigens, cytokines, free hemoglobin, bioactive lipids, toxins, drugs, and other inflammatory mediators that either were from the donor or accumulated during blood storage. The goal of the HemoDefend technology is to reduce these contaminants in transfused blood products to reduce transfusion reactions, to keep new blood fresh, and to improve the quality and safety of blood..

The HemoDefend beads are intended to be used in multiple configurations, including as a common in-line filter between the blood bag and the patient as well as a patent-pending “Beads in a Bag” treatment configuration, where the beads are placed directly into a blood storage bag. Once blood is put into this bag, the beads begin to automatically remove contaminants from the blood, and are designed to continue purifying blood throughout the entire blood storage period. The use of neutrally buoyant beads eliminates the need for mixing and is compatible with current blood storage conditions. Integrated filters in the bag prevent beads from leaving the bag during the transfusion process. The base polymer meets ISO 10993 standards for biocompatibility, hemocompatibility, genotoxicity, cytotoxicity, acute sensitivity and complement activation and can therefore directly contact blood for extended periods of time. In addition, the beads are inert and stable at a wide range of temperatures, and do not contain any antibodies, biologics, ligands, or drugs. Because of this, the beads have a very long shelf life that is consistent with blood storage bag manufacturing standards. No special equipment or handling is required, making it well-suited for mainstream and military applications, as well as for use in less developed countries that are not well-equipped to test and process blood products.

ContrastSorb is a development-stage blood purification technology that is being optimized for the removal of IV contrast from blood in order to prevent contrast-induced nephropathy (CIN). Contrast-induced nephropathy is the acute loss of renal function within the first 48 hours following IV contrast administration. An estimated 65 million CT scans are performed worldwide with IV contrast each year to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during vascular interventional radiology procedures and angiography of blood vessels in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. For example, an estimated 10 million coronary angiograms are performed worldwide each year to diagnose and treat coronary artery disease by placing coronary stents, performing balloon angioplasty, or atherectomy (removal of plaque in arteries). The reported risk of CIN in patients undergoing contrast enhanced CT scans has been reported to be 2-13%. For coronary intervention, the risk has been estimated to be as high as 20-30% in high risk patients with pre-existing renal insufficiency, long-term diabetes, hypertension, congestive heart failure, and older age. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative.

DrugSorb is a development-stage blood purification technology that is capable of removing a wide variety of drugs and chemicals from blood, as a potential treatment for drug overdose, drug toxicity, toxic chemical exposure, use in high-dose regional chemotherapy, and other applications. It has demonstrated extremely high single pass removal efficiency of a number of different drugs that exceeds the extraction capability of hemodialysis or other filtration technologies. It is similar in action to activated charcoal hemoperfusion cartridges that have been available for many years, but has the advantage of having inherent biocompatibility and hemocompatibility without coatings, and can be easily customized for specific agents.

Our BetaSorb™ device is intended to remove beta2-microglobulin and other mid-molecular weight toxins from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. Standard high-flux hemodialysis is very effective in removing small uremic toxins, but much less effective in removing these mid-molecular weight toxins that functional kidneys normally remove. BetaSorb™ utilizes an adsorbent polymer packed into a similarly shaped and constructed cartridge as utilized for our CytoSorb™ product, although the polymers used in the two devices are physically different with one optimized for short-term critical care use and the other specifically designed for the needs of long-term chronic usage. The BetaSorb™ device also incorporates industry standard connectors at either end of the device, which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyzer. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

We had initially identified end stage renal disease (ESRD) as the target market for our polymer-based adsorbent technology. However, during the development of BetaSorb™, we identified several applications for our adsorbent technology in the treatment of critical care patients. As a result, we shifted our priorities to pursue critical care applications (such as for the treatment of sepsis) for our technology given that BetaSorb’s™ potential for usage in chronic conditions such as end stage renal disease is anticipated to have a longer and more complex regulatory pathway. We currently intend to pursue our BetaSorb™ product after the commercialization of the CytoSorb® product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device and obtain separate regulatory approval in Europe and/or the United States.

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

CytoSorbents is currently selling CytoSorb® in Germany, Austria, and Switzerland and, with CE Mark approval allowing it to be sold throughout the European Union, seeks to expand sales to other E.U. countries and countries outside the E.U. that will accept European regulatory approval. The Company also plans to conduct U.S. clinical trials to seek FDA regulatory approval for CytoSorb® in the United States. We have incurred losses in each of our fiscal years and expect these losses to continue for the foreseeable future. We will need to raise significant additional funds to conduct additional clinical studies, obtain additional regulatory approvals, and to support the commercialization plans for our products. No assurance can be given that we will ever successfully commercialize any products.

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

Both the conversion price for the June 30, 2006 purchasers of the Series A Preferred Stock and the exercise price of the warrants were subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, the conversion price and/or exercise price will be reduced to the lower price. As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, these investors agreed to a modification of their rights and pricing and gave up their anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section)

In connection with the sale of the Series A Preferred Stock and warrants to the four institutional investors, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consisted of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

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

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $2,500,000 and $2,900,000 for the years ended December 31, 2012 and 2011, respectively. From our inception date January 22, 1997, through to December 31, 2012 the Company’s research and development costs totaled approximately $53,929,000. We have recently been awarded approximately $5 million in contracts from DARPA ($3.8M over 5 years) and the U.S. Army ($100,000 Phase I SBIR; $1 million Phase II SBIR still under contract negotiation) to further develop our technologies for sepsis, trauma and burn injury. Payments are based on achieving certain technology milestones.

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

Our polymer adsorbent technology can remove drugs, bioactive lipids, inflammatory mediators such as cytokines, free hemoglobin, toxins, and immunoglobulin from blood and physiologic fluids depending on the polymer construct. We believe that our technology may have many applications in the treatment of common, chronic and acute healthcare conditions including, but not limited to, the adjunctive treatment and/or prevention of sepsis; the treatment of other critical care illnesses such as severe burn injury, trauma, acute respiratory distress syndrome and pancreatitis, the treatment of chronic kidney failure; the prevention of post-operative complications of cardiopulmonary bypass surgery; and the prevention of damage to organs donated by brain-dead donors prior to organ harvest. These applications vary by cause and complexity as well as by severity but share a common characteristic i.e. high concentrations of inflammatory mediators and toxins in the circulating blood.

CytoSorbents’ flagship product, CytoSorb® and other products under development, including BetaSorb™, ContrastSorb, and DrugSorb consist of a cartridge containing adsorbent polymer beads, although the polymers used in these devices are physically different. The cartridges incorporate industry standard connectors at either end of the device, which connect directly to the extracorporeal circuit (bloodlines) in series with a dialyzer, in the case of the BetaSorb™ device, or as a standalone device in the case of the CytoSorb®, ContrastSorb, and DrugSorb devices. The extra-corporeal circuit consists of plastic blood tubing, our blood filtration cartridges containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. All of these devices are expected to be compatible with standard blood pumps or hemodialysis machines used commonly in hospitals and will therefore not require hospitals to purchase additional expensive equipment, and will require minimal training.

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

In many critical care illnesses, the mortality is often higher than 30%. A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly. Such patients are kept alive with supportive care therapy, such as mechanical ventilation, dialysis and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, many supportive care therapies are only useful in supporting organ function and not designed to address the root cause of why multiple organ failure initially developed, which is typically multi-factorial. Because of this, the treatment course is often poorly defined and highly variable, leading to a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs. There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure. CytoSorbents’ main product, CytoSorb® is a unique cytokine filter designed to try to address this void, by attempting to address the substantial role that an aberrant immune response and “cytokine storm” plays in the development of organ dysfunction. Together the total addressable market to address these numerous critical care applications in the U.S. and E.U. with CytoSorb is $10-15 billion.

Sepsis

Sepsis is characterized by a systemic inflammatory response triggered by a severe infection. It is commonly seen in the intensive care unit, accounting for approximately 10-20% of all ICU admissions. However, there are currently no approved products that are available to treat sepsis in the U.S. or E.U. Each year, there are more than one million and 1.5 million new cases of severe sepsis or septic shock in the United States and Europe, respectively. Based on the reported incidence of sepsis in a number of developed countries, the worldwide incidence is estimated to be 18 million cases per year. According to the U.S. Centers of Disease Control and Prevention (CDC), the incidence of serious infection and sepsis has doubled in the U.S. in the past 10 years. The main driver of sepsis incidence is the aging demographic, specifically patients who are older than age 65 who are more prone to infection and now account for two-thirds of patients hospitalized for sepsis and the majority of sepsis deaths. Other factors contributing to the increase in sepsis incidence include the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (MRSA), an increase in co-morbid conditions like HIV, cancer and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips and knees that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H1N1 influenza.

There are generally three categories of sepsis, including mild to moderate sepsis, severe sepsis and septic shock. Mild to moderate sepsis typically occurs with an infection that is responsive to antibiotics or antiviral medication. An example is a patient with self-limiting influenza or a treatable community acquired pneumonia. Mortality is generally very low. Severe sepsis is sepsis with evidence of organ dysfunction. An example is a patient who develops respiratory failure due to a severe pneumonia and requires mechanical ventilation in the intensive care unit. Severe sepsis has a mortality rate of approximately 25-35%. Septic shock, or severe sepsis with low blood pressure that is not responsive to fluid resuscitation, is the most serious form of sepsis with an expected mortality in excess of 40-50%.

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome (MODS) and multiple organ failure (MOF), and in many cases death. Until recently, there have been no available therapies in the U.S. or E.U. that can control the aberrant immune response and cytokine storm. Our CytoSorb® device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine filter currently approved for sale in the E.U. The goal of CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb® has been evaluated in the randomized, controlled European Sepsis Trial in 43 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. The therapy was safe in more than 300 human treatments and generally well tolerated. CytoSorb demonstrated the statistically significant ability to reduce cyotkine storm and key cytokines by 30-50%. In a post-hoc analysis, this was associated with improvements in clinical ourcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older.

The Company estimates that the market potential in Europe for its products is larger than that in the U.S. For example, in the U.S. and Europe, there are an estimated one million and 1.5 million new cases, respectively, of severe sepsis and septic shock annually. In Germany alone, according to the German Sepsis Society (GSS), there are approximately 154,000 cases of severe sepsis each year. Patients are treated in the intensive care unit for 12-18 days on average and for a total of 20-25 days in the hospital. Germany is the largest medical device market in Europe and the third largest in the world.

The only treatment that had been approved to treat sepsis in the U.S. or E.U. was Xigris (Eli Lilly). Because of concerns of cost, limited efficacy, and potentially dangerous side effects including the increased risk of fatal bleeding events such as intracranial bleeding for those at risk, and also because of problems with reimbursement, worldwide sales of Xigris decreased from $160M in 2009 to $104M in 2010. In October 2011, following its PROWESS SHOCK trial that demonstrated no benefit in mortality in septic shock patients, Lilly voluntarily withdrew Xigris from all markets worldwide, and is no longer available as a treatment.

Development of most other experimental therapies has been discontinued, including Eritoran from Eisai, CytoFab from BTG/Astra Zeneca, Talactoferrin from Agennix, and others. Currently, there are two late stage trials ongoing. In November 2012, an 800 patient Phase III randomized controlled study began for Recomodulin (ART 123, Artisan/Asahi Kasei), a recombinant human thrombomodulin, for the treatment of septic patients with coagulopathy. Recomodulin has been approved in Japan since 2009 for the treatment of disseminated intravascular coagulation (DIC), a late complication of sepsis, at a cost of $5,800 per treatment. Although it has other activity, it works primarily by a similar anticoagulant mechanism to Xigris. Because of this, it has only demonstrated a limited mortality benefit (~9%: 34.6% control vs 26% treatment), similar to that seen in Xigris’ initial PROWESS Trial (~6%: 31% control vs 25% treatment) and is unlikely to have greater benefit in larger scale studies. Spectral Diagnostics is collaborating with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and is still enrolling patients. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. Because of the lack of available therapies, there remains a significant medical need for improved treatments for sepsis.

Severe sepsis and septic shock patients are amongst the most expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb® in the treatment of sepsis. CytoSorb® is approved in the E.U. and is being sold directly in Germany, Austria, and Switzerland. CytoSorbents has ongoing discussions with potential corporate partners and independent distributors to market CytoSorb in other select E.U. countries and in other countries outside the E.U. that accept CE Mark approval. CytoSorb® is currently reimbursed in Germany and Austria at more than $500 per unit. A seven day treatment costs ~$3,500, approximately the cost of 1-2 days in the ICU. The cost of therapy represents a fraction of what is currently spent on the treatment of patients with sepsis. For example, a typical severe sepsis or septic shock patient in the U.S. costs approximately $45,000-60,000 to treat. Based upon this price point, the total addressable market for CytoSorb® for the treatment of sepsis in the U.S. and E.U. is approximately $6-8 billion.

Acute Respiratory Distress Syndrome

Acute lung injury (ALI) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising the lung’s ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of acute respiratory distress syndrome in the U.S. each year, with more cases in the E.U. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation therapy, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g. emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality is typically greater than 30%, even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster intensive care unit discharge, thereby potentially saving costs. CytoSorb® treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb® treated patients that showed a statistical trend to benefit. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as corticosteroids, nitric oxide, surfactant therapy, and others, there are currently no approved treatments for ARDS. Only low tidal volume ventilation has been demonstrated to improve mortality (31.0 vs 39.8% control) in this patient population. However, even with this intervention, mortality is still unacceptably high. The total addressable market for CytoSorb to treat ARDS/ALI in the E.U. is estimated to be between $500 million to $1.25 billion, and $1-2 billion in the U.S. and E.U.

Severe Burn Injury

In the U.S., there are approximately 2.4 million burn injuries per year, with 650,000 treated by medical professionals and approximately 75,000 requiring hospitalization. Aggressive modern management of burn injury, including debridement, skin grafts, anti-microbial dressings and mechanical ventilation for smoke and chemical inhalation injury, has led to significant improvements in survival of burn injury to approximately 95% on average in leading burns centers. However, there remains a need for better therapies to reduce the mortality in those patients with large burns and inhalation injury as well as to reduce complications of burn injury and hospital length of stay for all patients. According to National Burn Repository Data, the average hospital stay for burn patients is directly correlated with the percent total body surface area (TBSA) burned. Every 1% increase of TBSA burned equates to approximately 1 additional day in the hospital. A single patient with more than 30% TBSA burned who survives, is hospitalized for an average of 30 days and costs approximately $200,000 to treat. Major causes of death following severe burn and smoke inhalation injury are multi-organ failure (hemodynamic shock, respiratory failure, acute renal failure) and sepsis, particularly in patients with greater than 30% TBSA burns. Specifically, burns and inhalation injury lead to severe systemic and localized lung inflammation, loss of fluid, and cytokine overproduction. This “cytokine storm” causes numerous problems, including: hypovolemic shock and inadequate oxygen and blood flow to critical organs, acute respiratory distress syndrome preventing adequate oxygenation of blood, capillary leakage resulting in tissue edema and intravascular depletion, hypermetabolism leading to massive protein degradation and catabolism and yielding increased risk of infection, impaired healing, severe weakness and delayed recovery, immune dysfunction causing a higher risk of secondary infections (wound infections, pneumonia) and sepsis, and direct apoptosis and cell-mediated killing of cells, leading to organ damage. Up to a third of severe hospitalized burn patients develop multi-organ failure and sepsis that can often lead to complicated, extended hospital courses, or death. Broad reduction of cytokine storm has not been previously feasible and represents a novel approach to limiting or reversing organ failure, potentially enabling more rapid mechanical ventilation weaning, prevention of shock, reversal of the hypermetabolic state encouraging faster healing and patient recovery, reducing hospital costs, and potentially improving survival. The total addressable market in the E.U. for CytoSorb to address burn and smoke inhalation injury is estimated at $150-350 million and $300-600 million in the U.S and E.U.

Trauma

According to the National Center for Health Statistics, in the U.S., there are more than 31 million visits to hospital emergency rooms, with 1.9 million hospitalizations, and 167,000 deaths every year due to injury. The leading causes of injury are trauma from motor vehicle accidents, being struck by an object or other person, and falls. Trauma is a well-known trigger of the immune response and a surge of cytokine production or cytokine storm. In trauma, cytokine storm contributes to a systemic inflammatory response syndrome (SIRS) and a cascade of events that cause cell death, organ damage, organ failure and often death. Cytokine storm exacerbates physical trauma in many ways. For instance, trauma can cause hypovolemic shock due to blood loss, while cytokine storm causes capillary leak and intravascular volume loss, and triggers nitric oxide production that causes cardiac depression and peripheral dilation. Shock can lead to a lack of oxygenated blood flow to vital organs, causing organ injury. Severe systemic inflammation and cytokine storm can lead to acute lung injury and acute respiratory distress syndrome as is often seen in ischemia and reperfusion injury following severe bleeding injuries. Penetrating wound injury from bullets, shrapnel and knives, can lead to infection and sepsis, another significant cause of organ failure in trauma. Complicating matters is the breakdown of damaged skeletal muscle, or rhabdomyolysis, from blunt trauma that can lead to a massive release of myoglobin into the blood that can crystallize in the kidneys, leading to acute kidney injury and renal failure. Renal failure in trauma is associated with a significant increase in expected mortality. Cytokine and myoglobin reduction by CytoSorb® and related technologies may have benefit in trauma, potentially improving clinical outcome. In December 2011 and September 2012, CytoSorbents was awarded a Phase I and a Phase II SBIR award, respectively, from the U.S. Army Medical Research and Materiel Command to develop its technology for the treatment of trauma and burn injury. The total addressable market for CytoSorb for the treatment of trauma is estimated to be $1.5-2.0 billion in the U.S. and E.U.

Severe Acute Pancreatitis

Acute pancreatitis is the inflammation of the pancreas that results in the local release of digestive enzymes and chemicals that cause severe inflammation, necrosis and hemorrhage of the pancreas and local tissues. Approximately 210,000 people in the U.S. are hospitalized each year with acute pancreatitis with roughly 20% requiring ICU care. It is caused most frequently by a blockage of the pancreatic duct or biliary duct with gallstones, cancer, or from excessive alcohol use. Severe acute pancreatitis is characterized by severe pain, inflammation, and edema in the abdominal cavity, as well as progressive systemic inflammation, generalized edema, and multiple organ failure that is correlated with high levels of cytokines and digestive enzymes in the blood. Little can be done to treat severe acute pancreatitis today, except for pancreatic duct decompression with endoscopic techniques, supportive care therapy, pain control and fluid support. ICU stay is frequently measured in weeks and although overall ICU mortality is approximately 10%, patients with multiple organ failure have a much higher risk of death. CytoSorb® may potentially benefit overall outcomes in episodes of acute pancreatitis by removing a diverse set of toxins from blood. The total addressable market for CytoSorb for the treatment of severe acute pancreatitis in the U.S. and E.U. is estimated to be between $400-600 million.

Cardiopulmonary Bypass Procedures

There are approximately 400,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S. and approximately 1.5 million procedures worldwide. Many patients suffer from post-operative complications of cardiopulmonary bypass surgery, including complications from infection, pneumonia, pulmonary, renal, and neurological dysfunction. Extended surgery time leads to longer ICU recovery time and hospital stays, both leading to higher costs – approximately $32,000 per coronary artery bypass graft procedure. A common characteristic of these post-operative complications is the presence of high amounts of cytokines in the blood. The use of CytoSorb® to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate post-operative complications. During the procedure, the CytoSorb® filter can be incorporated in the CPB blood circuit. After the surgery, CytoSorb® can be used similarly to dialysis, on patients that develop complications. CytoSorb has the opportunity to replace leukoreduction filters that are commonly used during the CPB procedure to try to reduce the production of cytokines by white blood cells. The peri-procedural total addressable market for CytoSorb in the U.S. and E.U in cardiothoracic surgery procedures is estimated between $300-500M.

Brain-Dead Organ Donors

There are in excess of 6,000 brain dead organ donors each year in the United States; worldwide, the number of these organ donors is estimated to be at least double the U.S. brain dead organ donor population. There is a severe shortage of donor organs. Currently, there are more than 100,000 individuals on transplant waiting lists in the United States. Cytokine storm is common in these organ donors, resulting in reduced viability of potential donor organs. The potential use of CytoSorb® hemoperfusion to control cytokine storm in brain dead organ donors could increase the number of viable organs harvested from the donor pool and improve the survival of transplanted organs. A proof-of-concept pilot study using the Company’s technology in human brain dead donors has been published. In addition, CytoSorb® treatment in a porcine animal model of brain death demonstrated a reduction in cytokines as well as a preservation of cardiac function compared to untreated controls.

Blood Transfusions

The HemoDefend platform is designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply. In the United States alone, 15 million packed red blood cell (pRBC) transfusions and another 15 million transfusions of other blood products (e.g. platelet, plasma, and cryoprecipitate) are administered each year with an average of 10% of all US hospital admissions requiring a blood transfusion. The sheer volume of transfusions, not just in the US, but worldwide, complicates an already difficult task of maintaining a safe and reliable blood supply. Trauma, invasive operative procedures, critical care illnesses, supportive care in cancer, military usage, and inherited blood disorders are just some of the drivers of the use of transfused blood. In war, hemorrhage from trauma is a leading cause of preventable death, accounting for an estimated 30-40% of all fatalities. For example, in Operation Iraqi Freedom, due to a high rate of penetrating wound injuries, up to 8% of admissions required massive transfusions, defined as 10 units of blood or more in the first 24 hours. There is a clear need for a stable and safe source of blood products. However, blood shortages are common and exacerbated by the finite lifespan of blood. According to the Red Cross, packed red blood cell (pRBC) units have a refrigerated life span of 42 days. However, many medical experts believe there is an increased risk of infection and transfusion reactions once stored blood ages beyond two weeks. Transfusion-related acute lung injury (TRALI) is the leading cause of non-hemolytic transfusion-related morbidity and mortality, with an incidence of 1 in 2,000-5,000 transfusions and a mortality rate of up to 10%. Fatal cases of TRALI have been most closely related to anti-HLA or anti-granulocyte antibodies found in a donor’s transfused blood. Other early transfusion reactions such as transfusion-associated dyspnea, fever and allergic reactions occur in 3-5% of all transfusions and can vary in severity depending on the patient’s condition. These are caused by cytokines, bioactive lipids, free hemoglobin, toxins, foreign antigens, certain drugs, and a number of other inflammatory mediators that accumulate in transfused blood products during storage. Leukoreduction can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents such as free hemoglobin and antibodies. Automated washing of pRBC is effective but is impractical due to the time, cost, and logistics of washing each unit of blood. The HemoDefend platform is a potentially superior alternative to these methods. The total addressable market for HemoDefend is more than $500M for pRBCs alone.

Radiocontrast Removal

ContrastSorb is a development-stage blood purification technology that is being optimized for the removal of IV contrast from blood in order to prevent contrast-induced nephropathy (CIN). Contrast-induced nephropathy is the acute loss of renal function within the first 48 hours following IV contrast administration. IV contrast is widely administered to patients undergoing CT scans, to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during vascular interventional radiology procedures and angiography of blood vessels in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. For example, an estimated 10 million coronary angiograms are performed worldwide each year to diagnose and treat coronary artery disease by placing coronary stents, performing balloon angioplasty, or atherectomy (removal of plaque in arteries). Overall, there are an estimated 80 million doses of IV contrast administered worldwide each year, split between approximately 65 million contrast-enhanced CT scans, 10 million coronary angiograms, and 5 million conventional angiograms. There are an estimated 30 million doses administered each year in the U.S. alone. The reported risk of CIN in patients undergoing contrast enhanced CT scans has been reported to be 2-13%. For coronary intervention, the risk has been estimated to be as high as 20-30% in high risk patients with pre-existing renal insufficiency, long-term diabetes, hypertension, congestive heart failure, and older age. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative. The worldwide market opportunity for ContrastSorb in this high risk group is approximately $1-2 billion.

DrugSorb

DrugSorb is a development-stage blood purification technology that is capable of removing a wide variety of drugs and chemicals from blood, as a potential treatment for drug overdose, drug toxicity, toxic chemical exposure, use in high-dose regional chemotherapy, and other applications. It has demonstrated extremely high single pass removal efficiency of a number of different drugs that exceeds the extraction capability of hemodialysis or other filtration technologies. It is similar in action to activated charcoal hemoperfusion cartridges that have been available for many years, but has the advantage of having inherent biocompatibility and hemocompatibility without coatings, and can be easily customized for specific agents.

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

Products

The polymer adsorbent technology used in our products can remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the adjunctive treatment and/or prevention of other critical care conditions such as acute respiratory distress syndrome, burn injury, trauma and pancreatitis; the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of post-operative complications of cardiopulmonary bypass surgery; the prevention of kidney injury from IV contrast; and the treatment of chronic kidney failure) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. In 2011 we completed our European Sepsis Trial of our CytoSorb® device. The study was a randomized, open label, controlled clinical study in fourteen (14) sites in Germany of one hundred (100) critically ill patients with predominantly septic shock and respiratory failure. The trial successfully demonstrated CytoSorb®’s ability to reduce circulating levels of key cytokines from whole blood by 30-50% in treated patients, and that treatment was safe in these critically-ill patients with multiple organ failure. The Company completed the CytoSorb® technical file review with our Notified Body and CytoSorb® subsequently received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter indicated for use in any clinical situation where cytokines are elevated. Given sufficient and timely financial resources, we intend to continue to commercialize in Europe and conduct additional clinical studies of our products. However, there can be no assurance that we will ever obtain regulatory approval for any other device, or that the CytoSorb® device will be able to generate significant sales.

The CytoSorb® Device (Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis

Sepsis is a potentially life threatening disease defined as a systemic inflammatory response in the presence of a known or suspected infection. Sepsis is mediated by high levels of toxic compounds (“cytokines”), which are released into the blood stream as part of the body’s immune response to severe infection or injury. These toxins cause severe inflammation and damage healthy tissues, which can lead to organ dysfunction and failure. Organ failure is the leading cause of death in the ICU. Sepsis is very expensive to treat and has a high mortality rate.

Potential Benefits: To the extent our adsorbent blood purification technology is able to prevent or reduce the accumulation of cytokines in the circulating blood, we believe our products may be able to prevent or mitigate severe inflammation, organ dysfunction and failure in sepsis patients. Therapeutic goals as an adjunctive therapy include improved clinical outcome, reduced ICU and total hospitalization time, and reduced hospital costs.

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

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of Xigris® from Eli Lilly, no other products have been approved in either the U.S. or Europe for the treatment of sepsis. In 2011 after completing a follow up study required by the FDA, it was subsequently determined that Xigris® does not have a statistically significant mortality benefit, and Eli Lilly has withdrawn Xigris® from all markets worldwide.

Many medical professionals believe that blood purification for the treatment of sepsis holds tremendous promise. Studies using dialysis and hemofiltration technology have been encouraging, but have only had limited benefit to sepsis patients. The reason for this appears to be rooted in a primary limitation of dialysis technology itself: the inability of standard dialysis to effectively and efficiently remove significant quantities of larger toxins such as cytokines from circulating blood. CytoSorb® has demonstrated the ability to safely reduce key cytokines by 30-50% in septic patients with multiple-organ failure in our European Sepsis Trial.

CytoSorb®’s ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. Safety data collected from more than 300 treatments in septic patients, where there have been no serious device related adverse events, provide additional evidence that CytoSorb® treatment is safe in this patient population.

CytoSorb® has been designed to achieve broad-spectrum removal of both pro- and anti-inflammatory cytokines, preventing or reducing the accumulation of high concentrations in the bloodstream. This approach is intended to modulate the immune response without causing damage to the immune system. For this reason, researchers have referred to the approach reflected in our technology as ‘immunomodulatory’ therapy.

Projected Timeline: In 2011, the CytoSorb® filter received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. CytoSorbents’ manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. The Company is currently manufacturing its CytoSorb® device for commercial sale in the European Union. CytoSorbents is currently selling CytoSorb® in Germany, Austria, and Switzerland with a direct sales force. Based on its CE Mark approval, CytoSorb® can also be sold throughout the rest of the European Union and countries outside the E.U. that will accept European regulatory approval. With sufficient resources and continued positive clinical data, Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue its commercialization plans of its product in Europe as well as pursue U.S. clinical trials to seek FDA regulatory approval for CytoSorb® in the United States.

APPLICATION: Adjunctive Therapy in Other Critical Care Applications

Potential Benefits: Cytokine-mediated organ damage and immune suppression can increase the risk of death and infection in patients with commonly seen critical care illnesses such as acute respiratory distress syndrome, severe burn injury, trauma and pancreatitis. By reducing both pro- and anti-inflammatory cytokines, CytoSorb® has the potential to reduce the systemic inflammatory response and:

•	prevent or mitigate Multiple Organ Dysfunction Syndrome (MODS) and/or Multiple Organ Failure (MOF)
•	prevent or reduce secondary infections
•	reduce the need for expensive life-sparing supportive care therapies such as mechanical ventilation
•	reduce the need for ICU care, freeing expensive critical care resources, and reducing hospital costs and costs to the healthcare system

Background and Rationale: A shared feature of many life-threatening conditions seen in the ICU is severe inflammation (either sepsis or systemic inflammatory response syndrome) due to an over-reactive immune system and high levels of cytokines that can cause or contribute to organ dysfunction, organ failure and patient death. Examples of such conditions include severe burn injury, trauma, acute respiratory distress syndrome and severe acute pancreatitis. MODS and MOF are common causes of death in these illnesses and mortality is directly correlated with the number of organs involved. There are currently few active therapies to prevent or treat MODS or MOF. If CytoSorb® can reduce direct or indirect cytokine injury of organs, it may mitigate MODS or MOF, improve overall patient outcome and reduce costs of treatment. In addition, secondary infection, such as ventilator-acquired pneumonia, urinary tract infections, or catheter-related line infections, are another major cause of morbidity and mortality in all patients treated in the ICU that increase with longer ICU stay. Prolonged illness, malnutrition, age, multiple interventional procedures, and exposure to antibiotic resistant pathogens are just some of the many risk factors for functional immune suppression and infection. In sepsis and SIRS, the overexpression of pro-inflammatory cytokines can also cause a depletion of immune effector cells through apoptosis and other means, and anti-inflammatory cytokines can cause profound immune suppression, both major risk factors for infection.

Projected Timeline: CytoSorb’s E.U. CE Mark approval as an extracorporeal cytokine filter and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or systemic inflammatory response syndrome (SIRS) plays a prominent role in disease pathology. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb® hemoperfusion in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by the company, through grants, or through third-parties. Commencement of these formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA investigational device exemption (IDE) approval of the respective human trial protocols.

APPLICATION: Prevention and treatment of post-operative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb® is able to prevent or reduce high-levels of cytokines from accumulating in the blood system during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. The primary goals for this application are to:

•	reduce ventilator and oxygen therapy requirements;
•	reduce post-operative complications such as ARDS, acute kidney injury, post-perfusion syndrome;
•	reduce length of stay in hospital intensive care units; and
•	reduce the total cost of patient care.

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. If our products are able to prevent or reduce the accumulation of cytokines in a patient’s blood stream, we expect to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. While not all patients undergoing cardiac surgery suffer these complications, it is often difficult to predict before surgery which patients will be affected.

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. We expect that this information will aid us in defining the appropriate time to apply the CytoSorb® device to maximize therapeutic impact. Although the company is focused primarily on sepsis and other critical care applications of CytoSorb®, with sufficient additional resources, we plan to pursue this application either directly or through a potential strategic partner.

APPLICATION: Prevention and treatment of organ dysfunction in brain-dead organ donors to increase the number and quality of viable organs harvested from donors

Potential Benefits: If CytoSorb® is able to prevent or reduce high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb® may be able to mitigate organ dysfunction and failure, which results from severe inflammation following brain-death. The primary goals for this application are:

•	improving the viability of organs which can be harvested from brain-dead organ donors, and
•	increasing the likelihood of organ survival following transplant.

Background and Rationale: When brain death occurs, the body responds by generating large quantities of inflammatory cytokines. This process is similar to systemic inflammatory response syndrome and sepsis. A high percentage of donated organs are never transplanted due to this response, which damages healthy organs and prevents transplant. In addition, inflammation in the donor may damage organs that are harvested and reduce the probability of graft survival following transplant. CytoSorb® treatment in a porcine animal model of brain death demonstrated a reduction in cytokines as well as a preservation of cardiac function compared to untreated controls.

There is a shortage of donated organs worldwide, with approximately 100,000 people currently on the waiting list for organ transplants in the United States alone. Because there are an insufficient number of organs donated to satisfy demand, it is vital to maximize the number of viable organs donated, and optimize the probability of organ survival following transplant.

Projected Timeline: Studies have been conducted under a $1 million grant from the Health Resources and Services Administration (HRSA), an agency of the U.S. Department of Health and Human Services. Researchers at the University of Pittsburgh Medical Center and the University of Texas, Houston Medical Center have completed the observational and dosing phases of the project. The results were published in Critical Care Medicine, January 2008. The next phase of this study, the treatment phase, would involve viable donors treated with the CytoSorb® device. In this phase of the project, viable donors will be treated and the survival and function of organs in transplant recipients will be tracked and measured. We are not currently focusing our efforts on the commercialization of CytoSorb® for application in organ donors. The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

The HemoDefend Blood Purification Technology Platform (Acute and Critical Care)

APPLICATION: Reduction of contaminants in the blood supply that can cause transfusion reactions or disease when administering blood and blood products to patients.

Potential Benefits: The HemoDefend blood purification technology platform is designed to reduce contaminants in the blood supply that can cause transfusion reactions or disease. It is a development stage technology that is not yet approved in any markets, but is comprised of CytoSorbents’ highly advanced, biocompatible, polymer bead technology. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

•	reduce the risk of transfusion reactions and improve patient outcome
•	improve the quality, or extend the shelf life of stored blood products
•	improve the availability of blood and reduce blood shortages by reducing the limitations of donors to donate blood
•	allow easier processing of blood

Background and Rationale: The HemoDefend technology platform was built upon our successes in designing and manufacturing porous polymer beads that can remove cytokines. We have expanded the technology to be able to remove substances as small as drugs and bioactive lipids, to proteins as large as antibodies from blood that can cause transfusion reactions and disease. Although the frequency of these reactions are relatively low (~3-5%), the sheer number of blood transfusions is so large, that the number of transfusion reactions, ranging from mild to life-threatening, is substantial, ranging from several hundreds of thousands to millions of reactions each year. In critically-ill patients the risk of transfusion reactions is significantly higher than in the general population and can increase the risk of death because their underlying illnesses have depleted protective mechanisms and have primed their bodies to respond more vigorously to transfusion-associated insults.

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

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The Company seeks to out-license this technology to a strategic partner in the transfusion medicine space, but may elect to continue its development in parallel with out-licensing efforts.

ContrastSorb (Radiology and Interventional Radiology)

APPLICATION: Removal of IV contrast in blood administered during CT imaging, an angiogram, or during a vascular interventional radiology procedure, in order to reduce the risk of contrast-induced nephropathy.

Potential Benefits: IV contrast can lead to contrast-induced nephropathy (CIN) in susceptible patients. Risk factors include chronic kidney disease and renal insufficiency caused by age, diabetes, congestive heart failure, long-standing hypertension, and others co-morbid illnesses. CIN can lead to increased risk of patient morbidity and mortality. Removal of IV contrast by ContrastSorb may

•	reduce the risk of acute kidney injury
•	improve the safety of these procedures and reduce the risk of morbidity and mortality

Background and Rationale: Contrast-induced nephropathy is the acute loss of renal function within the first 48 hours following IV contrast administration. IV contrast is widely administered to patients undergoing CT scans, to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during vascular interventional radiology procedures and angiography of blood vessels in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. The reported risk of CIN undergoing contrast enhanced CT scans has been reported to be 2-13%. For coronary intervention, the risk has been estimated to be as high as 20-30% in high risk patients with pre-existing renal insufficiency, and other risk factors. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative.

Projected Timeline: ContrastSorb has demonstrated the high efficiency single pass removal of IV contrast and is in the process of optimization. The underlying polymer is made of the same ISO 10993 biocompatible polymer as CytoSorb, but with different structural characteristics. The ContrastSorb device is a hemoperfusion device similar in construction to CytoSorb and BetaSorb. Assuming successful optimization of the ContrastSorb polymer, safety and efficacy of IV contrast removal will need to be established in human clinical studies. The Company seeks to out-license this technology to a potential strategic partner.

The BetaSorb™ Device (Chronic Care)

APPLICATION: Prevention and treatment of health complications caused by the accumulation of metabolic toxins in patients with chronic renal failure

Potential Benefits: If BetaSorb™ is able to prevent or reduce high levels of metabolic waste products from accumulating in the blood and tissues of long-term dialysis patients, we anticipate that certain health complications characteristic to these patients can be prevented or mitigated. The primary goals for this application are to

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

As discussed above, due to practical and economic considerations, we are focusing our efforts and resources on commercializing our CytoSorb® device for critical care applications. Following commercial introduction of the CytoSorb® device, and with sufficient additional resources, we plan to continue development of the BetaSorb™ resin and may conduct additional clinical studies using the BetaSorb™ device in the treatment of end stage renal disease patients.

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

A grant of $1 million was awarded to the University of Pittsburgh Medical Center in 2003. The project seeks to improve the quantity and viability of organs donated for transplant by using CytoSorb® to detoxify the donor’s blood. The observational and dosing phases of the study, involving 30 viable donors and eight non-viable donors, respectively, have been completed. The next phase of this study, the treatment phase, will involve viable donors. We are not currently focusing our efforts on the commercialization of CytoSorb® for application in organ donors. The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

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

DARPA

In August 2012, the Defense Advanced Research Projects Agency (DARPA) awarded CytoSorbents a five-year technology development contract valued at $3.8 million as part of its “Dialysis-Like Therapeutics” (DLT) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (GPS), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. DARPA is funding CytoSorbents to further develop its technologies to remove both cytokines and a variety of toxins (e.g. pathogen-derived, naturally occurring, or biowarfare generated). In 2012, CytoSorbents recognized approximately $1.1 million in grant income following the successful completion of milestones under its contract.

United States Army

In December 2011 and September 2012, The US Army Medical Research and Material Command awarded CytoSorbents a $100,000 Phase I SBIR (Small Business Innovation Research), and a $1 million Phase II SBIR contract, respectively, to develop our technologies for the treatment of trauma and burn injury. During 2012, we received the full amount of the Phase I SBIR contract  and are in the process of finalizing the Phase II SBIR contract with the granting agency.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours at the time, to make a $4 million investment in the Company, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorb® in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of the Company, which at the time was a limited liability company. Those membership units ultimately became 185,477 shares of our Common Stock following our June 30, 2006 merger. For the year ended December 31, 2012 the Company has recorded royalty costs of approximately $3,000.

With Purolite

In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. In particular, the Settlement Agreement relates to several of our issued patents and several of our pending patent applications covering our biocompatible polymeric resins, our methods of producing these polymers, and the methods of using the polymers to remove impurities from physiological fluids, such as blood. For the year ended December 31, 2012 per the terms of the license agreement the Company has recorded royalty costs of $2,400.

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood. However, if the first product we offer for commercial sale is a biocompatible polymer to be used in direct contact with a physiological fluid other than blood, royalties will be payable with respect to that product as well. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb® and BetaSorb™ products.

Following the expiration of the eighteen year term of the Settlement Agreement, the patents and patent applications that are the subject of the Settlement Agreement should have expired under current patent laws, and the technology claimed in them will be available to the public. However, following such time, we would continue to exclusively own any confidential and proprietary know how.

Product Payment & Reimbursement

Critical Care Applications

Europe

Payment for our CytoSorb® device for the removal of cytokines in patients with life-threatening illnesses is country dependent in Europe. We are initially marketing the device in Germany where a path for separate CytoSorb® reimbursement has been established. Reimbursement can also be covered by the standard “diagnosis related group” (DRG) acute care reimbursement. Under this system, hospitals would purchase CytoSorb® and subtract the cost from a pre-determined lump-sum payment made by the payor to the hospital based on the patient’s diagnosis. If we continue to gain traction of the CytoSorb® device into the German market we intend to apply for reimbursement in France, England, Italy and Spain representing the other four economic leaders in Europe and introduce our products in those countries accordingly. Reimbursement is specific to each country. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

United States

As in Germany, payment for our CytoSorb® device in the US for the treatment and prevention of sepsis and other related acute care applications is initially anticipated to fall under the DRG in-patient reimbursement system, which is currently the predominant basis of hospital medical billing in the United States. Under this system, predetermined payment amounts are assigned to categories of medical patients with respect to their treatments at medical facilities based on the DRG that they fall within (which is a function of such characteristics as medical condition, age, sex, etc.) and the length of time spent by the patient at the facility. Reimbursement is not determined by the actual procedures used in the treatment of these patients, and a separate reimbursement decision would not be required to be made by Medicare, the HMO or other provider of medical benefits in connection with the actual method used to treat the patient.

Critical care applications such as those targeted by our CytoSorb® device involve a high mortality rate and extended hospitalization, coupled with extremely expensive ICU time. In view of these high costs and high mortality rates, we believe acceptance of our proprietary technology by critical care practitioners and hospital administrators will primarily depend on safety and efficacy factors rather than cost.

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

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, acute respiratory distress syndrome, trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery (cardiopulmonary bypass surgery), damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We have demonstrated the statistically significant reduction of a number of key cytokines by CytoSorb® on the order of 30-50% in human patients with predominantly septic shock and acute respiratory distress syndrome. In a post-hoc subgroup analysis of our European Sepsis Trial, we have also demonstrated statistically significant improvements in mortality in patients at high risk of death, including patients with either very high cytokine levels or patients older than age 65, both of which have a high predicted mortality.

Both the CytoSorb® and BetaSorb™ devices consist of a cartridge containing adsorbent polymer beads. The cartridge incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a standalone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our cartridge (CytoSorb® or BetaSorb™ depending on the condition being treated) containing our adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cartridge, toxins are adsorbed from the blood, without removing any fluids from the blood or the need for replacement fluid or dialysate.

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

CytoSorb® is a hemoperfusion cartridge, using an adsorbent of specified pore size, which controls the size of the molecules which can pass into the adsorbent and vastly increases the area available for surface adsorption.. As blood flows over our polymer adsorbent, middle molecules such as cytokines flow into the polymer adsorbent and are adsorbed. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like hemodialysis or hemofiltration. Accordingly, we believe that our technology has significant advantages as compared to traditional dialysis techniques.

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

Sepsis

Researchers have explored the potential of using existing membrane-based dialysis technologies to treat patients suffering from sepsis. These techniques are unable to effectively remove middle molecular weight toxins, which leading researchers have shown to cause and complicate sepsis. The same experts believe that a blood purification technique that efficiently removes, or significantly reduces, the circulating concentrations of such toxins might represent a successful therapeutic option. CytoSorb® has demonstrated the ability to remove middle molecular weight toxins, such as cytokines, from circulating blood in a statistically significant manner.

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

Pharmaceutical research for the treatment of sepsis continues with a number of clinical stage drug trials being presently conducted including, but not limited to, drug and biologic candidates from Eisai Co., Ltd, AM-Pharma B.V., Agennix AG and AstraZeneca/BTG plc. In February 2012, Agennix announced a halt to its Phase 2/3 OASIS sepsis trial due to increased mortality in treatment arm. The study is being un-blinded to further analyze the cause of this increased mortality. In January 2011, Eisai announced that its 2,000 patient pivotal Phase III ACCESS trial using Eritoran to treat patients with severe sepsis did not meet its primary endpoint of 28-day all-cause mortality, but will continue analyzing its clinical data and determine next steps. Eritoran is a toll-like receptor 4 (TLR-4) antagonist designed to prevent or reduce activation of the immune system by endotoxin. In August 2012, AstraZeneca and partner BTG discontinued development of CytoFab after a failed Phase IIb study.

Using a medical device to treat sepsis remains a relatively novel treatment approach. Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe, Japan, and 16 other countries, but is not yet approved in the United States. To date, it has been used to treat more than 80,000 patients since 1994. Toraymyxin does not directly reduce cytokines. Spectral Diagnostics, Inc has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product. In June 2010, Spectral began enrollment of its targeted 360 patient, 30-site randomized, controlled U.S.Phase III trial (EUPHRATES) to diagnose endotoxemia and then treat sepsis with Toraymyxin. Approximately 100 patients have enrolled to date. The endpoint of the trial is 28-day all-cause mortality and interim data is expected at 184 patients. To date, all anti-endotoxin strategies have failed in large scale randomized controlled sepsis trials. Toray also markets its Hemofeel CH1.0 polymethylmethacrylate membrane (PMMA) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis. We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis. Without such studies, it is difficult to assess the true impact of this technology in these conditions. Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood. It is not specifically approved for the treatment of sepsis. Fresenius has launched a similar high molecular weight cut off filter called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L. also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood. Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009. Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems. In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then. Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines. To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients. CytoPherx Inc., has developed an extracorporeal system based on selective cytapheresis, or the inactivation or removal of activated leukocytes. It is currently enrolling a 344 patient pivotal trial that began in August 2011 and is expected to be completed by December 2014 in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. ExThera Medical Corporation has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyethylene beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. Other potential competitors include the now defunct Arbios Systems, Inc. Hemolife Medical, Inc. and Hemocleanse Technologies, LLC. We believe our CytoSorbTM® cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

Acute Respiratory Distress Syndrome (ARDS)

Treatment of ARDS is predominantly supportive care using supplemental oxygen, careful fluid management and multiple modes of ventilation incorporating the concepts of low tidal volume, high frequency oscillation, and prone ventilation. Corticosteroids, nitric oxide, statins, non-steroidal anti-inflammatory drugs, and surfactant therapy have been tried, but are not indicated for the treatment of ARDS. We are not aware of any specific products approved to treat ARDS.

Severe Burn Injury

Modern management of severe burn injury patients involves a combination of therapies. From a burn standpoint, patients undergo active escharotomy and debridement of burns, the use of skin grafts and substitutes, anti-microbial dressings and negative pressure dressings. Tight fluid control, nutrition, prevention of hypothermia and infection are also priorities. Smoke and chemical inhalation injury in burn victims is also common and increasing as a cause of death in severe burn injury. Carbon monoxide and cyanide poisoning is also an issue. Supplemental oxygen and mechanical ventilation are often required and are the mainstay of supportive care treatment. Recently continuous renal replacement therapy has been used to treat patients with acute kidney injury with an improvement in survival compared to a historical control cohort. We believe CytoSorb® therapy may yield improved results. We are not aware of any specific products approved to directly address inhalational lung injury or multiple organ failure in severe burn injury.

Trauma

Trauma management initially involves respiratory, hemodynamic and physical stabilization of the patient. However, in the days to weeks that ensue, the focus shifts to preventing or treating organ failure and preventing or treating infection. We are not aware of any specific therapies to prevent or treat multiple organ dysfunction or multiple organ failure in trauma. Rhabdomyolysis, or the breakdown of muscle fibers due to crush injury or other means, occurs in trauma and can lead to acute kidney injury or renal failure. Aggressive hydration, urine alkalinzation, and forced diuresis are the main therapies to prevent renal injury. Continuous hemodiafiltration with super-high-flux membranes has demonstrated modest myoglobin clearance but was associated with albumin loss. In general, however, most extracorporeal therapies are not well-suited to remove myoglobin. We have developed a polymer resin that removes myoglobin efficiently without major losses of albumin. The US Army Medical Research and Materiel Command has funded the development of our polymer resins to treat trauma and rhabdomyolysis under a Phase I and Phase II SBIR grant awarded to CytoSorbents in December 2011 and September 2012, respectively

Severe Acute Pancreatitis

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

Cardiopulmonary Bypass Surgery

There is currently a pre-existing market for the use of leukocyte reduction filters sold by Pall Corporation, Terumo Medical Corporation and others in the cardiopulmonary bypass circuit. The purpose of these devices is to reduce cytokine-producing white blood cells from blood. They do not remove cytokines directly and are not considered by many to be an effective solution for cytokine reduction. We are not aware of any practical competitive approaches for removing cytokines in CPB patients. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome and cytokine production still remain a problem in this less invasive, but more technically challenging procedure. If successful, CytoSorb® is expected to be useful in both on-pump and off-pump procedures.

Radiocontrast Removal

ContrastSorb has demonstrated the rapid, high efficiency single pass removal of IV contrast. The use of low osmolar IV contrast, oral administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. Hydration of high risk patients pre-procedure is standard of care but has limited efficacy. Hemodialysis can remove IV contrast, but is relatively slow (46% at 1 hour, 65% at 2 hours, 75 % at 3 hours) in chronic renal failure patients who lack normal renal clearance. In high risk patients, the rapid and direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative.

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

HemoDefend Purification Technology Platform for Transfused Blood Products

There are only a few directly competitive approved products to address the removal of substances from blood and blood products that can cause transfusion reactions, Leukoreduction (Pall Corporation, Terumo-BCT, Hemerus Corporation, others) is widely used in transfusion medicine and can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents. Automated washing of pRBC is very effective at cleansing contaminants from blood, but is impractical due to the time, cost, and logistics of washing each unit of blood and is not widely used. Blood filters that utilize affinity technologies are in development to remove certain substances such as antibodies from blood, but have other issues, such as cost and concern about the stability or leachability of the affinity technology. The HemoDefend platform represents a potentially superior alternative to these methods, as it can provide comprehensive removal of a wide variety of contaminants that can trigger transfusion reactions without washing blood, requires no additional equipment, energy source, or manipulation, and can be incorporated directly into the blood storage bag or used as an in-line blood filter.

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

The Company is focusing its research efforts on critical care applications of its technology.

In 2011, the CytoSorb® filter received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The purpose of the trial was to demonstrate safety and the broad reduction of key cytokines such as IL-6 in critically-ill patients. Taking into account all 100 patients, the treatment was well-tolerated with no serious device related adverse events reported in more than 300 human treatments in the trial. Although the trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality, these were also included as secondary and exploratory endpoints in the trial.

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

Excluding four patients that withdrew, the remaining forty three (43) patients enrolled under electronic randomization were relatively balanced in terms of the severity of illness in treatment and control patients, confirming the findings of the SAB and DSMB. In these forty three (43) patients the European Sepsis Trial successfully demonstrated, on a statistically significant basis (p<0.05), CytoSorb®’s ability to reduce circulating levels of key cytokines from whole blood in treated patients on the average of 30-50% over the 7 day treatment period. Additionally, post-hoc subgroup analyses of the clinical outcome data from patients enrolled under electronic randomization demonstrated statistically significant reduction in mortality in patients at high risk of death in sepsis, specifically in patients with:

•	Very high cytokine levels (IL-6 ≥ 1,000 pg/mL and/or IL-1ra ≥ 16,000 pg/mL) where 28-day mortality was 0% treated vs 63% control, p=0.03, n=14, and

•	Age ≥ 65 (14-day mortality: 0% treated vs 36% control, p=0.04, n=21).

In patients aged ≥ 65 years old, however, seven days of treatment with CytoSorb® was not adequate to extend the observed 14-day mortality benefit out to 28-days (40% vs 45% control, p=0.6, n=21). These critically ill patients carried two major mortality risk factors: multiple organ failure and age ≥ 65 years old, which itself confers a 2.3-fold relative risk of death. Treatment of life-threatening infections with antibiotics often requires 7-14 days of treatment. We hypothesize that treatment of the “run-away” immune response should mirror treatment with antibiotics. We are currently conducting a dose ranging study in Germany amongst seven clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days, or for 6 hours per day for more than 7 days. Patients are being stratified for age, cytokine levels, and co-morbid illnesses in this matched pairs analysis. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study. Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue commercializing its product in Europe while pursuing US regulatory approval.

In 2007, CytoSorbents received FDA approval of its investigational device exemption (IDE) application to run a single center sepsis study in the United States. The Company has since generated safety data in approximately 300 human treatments in patients with septic shock and multiple organ failure in its European Sepsis Trial. Following completion of our current dose ranging study, we plan to re-initiate discussions with the FDA to leverage our existing open IDE approval, and review our plans for the United States to determine whether to conduct clinical trials in the U.S. in support of a PMA filing for the indication of sepsis. No assurance can be given that our CytoSorb® product will work as intended in these studies or that we will be able to obtain FDA approval to sell CytoSorb® in the U.S. Even though we have obtained CE Mark approval, there is no guarantee or assurance that we will be successful in obtaining FDA approval in the United States or approval in any other country or jurisdiction. Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

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

In August 2012, the Defense Advanced Research Projects Agency (DARPA) awarded CytoSorbents a five-year technology development contract valued at $3.8 million as part of its “Dialysis-Like Therapeutics” (DLT) program to treat sepsis. DARPA is funding CytoSorbents to further develop its technologies to remove both cytokines and a variety of toxins (e.g. pathogen-derived, naturally occurring, or biowarfare generated).

In September 2012 CytoSorbents was awarded a $1 million Phase II SBIR (Small Business Innovation Research) contract by the US Army Medical Research and Materiel Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. We are in the process of finalizing the Phase II SBIR contract with the granting agency.

The Company’s business could be adversely impacted by the recent automatic cuts in Federal spending.  The American Taxpayer Relief Act (ATRA) of 2012, referred to generally as the fiscal cliff deal, delayed until March 1, 2013, the automatic spending cuts of nearly $1 trillion over the next 10 years (commonly known as “sequestration”) that were included under the Budget Control Act of 2011.  Sequestration may delay payments under the DARPA and SBIR grant agreements. The economic impact of the sequester in the US is the subject of much debate and is not yet known. The short term and long term economic impact of the sequestration will not be known until the actual spending cuts are implemented and the economic impact of the changes in the budget and taxes are known. It will take an extended number of years to understand the impact of any changes brought about from the sequester.

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

In March 2011 the Company successfully completed its technical file review with its Notified Body, and received approval to apply the CE Mark to the CytoSorb® device as an extracorporeal cytokine filter. CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the E.U.

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

The second process requires that an application for premarket approval (PMA) be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, investigational device exemption (IDE) regulations must be complied with in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review the PMA application that contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

In the United States, our CytoSorb® and BetaSorb™ devices are classified as Class III (CFR 876.5870—Sorbent Hemoperfusion System) 510(k) devices, but may require pre-market approval (PMA) by the FDA. In Europe, our devices are classified as Class IIb, and will need to conform to the Medical Devices Directive.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorb® device will be approved for CE Mark labeling in other potential medical applications or that it will be approved for cytokine filtration in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, in Berlin, Germany which serves as the center of our sales activities in Europe. Following the completion of a controlled market release in late June 2012, CytoSorb® was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives who completed training in Q3 2012. Q4 2012 was the first full quarter of direct CytoSorb® sales with our sales force in place. We began expansion into both Austria, where reimbursement for CytoSorb® is now available, and Switzerland. From the beginning of the controlled market release in Q4 2011 through the end of December 31, 2012, we achieved cumulative sales of approximately $188,000 in sales of CytoSorb in Europe. At the end of 2012, we had more than 60 key opinion leaders (KOL) who were either using CytoSorb® or interested in using it in clinical practice and/or in clinical studies. These KOL relationships are an essential step in our goal of driving usage, adoption and reorders of CytoSorb® as they facilitate ordering and reimbursement within the hospital, have a strong influential role within their department and amongst their peers and colleagues outside the hospital, and have the ability to conduct studies and generate data, papers and conference presentations that could drive awareness and demand.

We are approved to sell CytoSorb® in all 27 countries in the European Union, including Germany, United Kingdom, Italy, France and Spain. We plan to expand to other countries in the E.U., and with registration, other countries outside the E.U. that will accept CE Mark approval with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships. Registration and reimbursement in other countries may or may not require additional clinical data. We plan to continue our commercialization plans in Europe provided we receive adequate and timely funding to support our planned activities and that our products continue to perform as expected in clinical studies.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We hold 32 issued U.S. patents, some of which have foreign counterparts, and additional patent applications pending worldwide that cover various aspects of our technology. There can be no assurance that pending patent applications will result in issued patents, that patents issued to us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

Employees

As of December 31, 2012, we had twenty full-time employees and utilize consultants and temporary hires who are not employees of the Company, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Item 1A. Risk Factors

Risks Related to our Industry and our Business

We require additional capital to continue operations.

As of December 31, 2012 we had cash on hand of approximately $1,729,000 and current liabilities of approximately $2,077,000. We will need additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

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

We may direct Lincoln Park Capital ("LPC") to purchase up to $8,500,000 worth of shares of our common stock under our agreement over a 32 month period expiring in October 2014 generally in amounts of up to $50,000 every two business days, which amounts may be increased under certain circumstances. Assuming a purchase price of $0.135 per share (the closing sale price of the common stock on December 9, 2011) and the purchase by LPC of the full 38,000,000 purchase shares and along with issuance of 1,634,615 additional pro rata commitment shares registered under this offering, proceeds to us would be $5,130,000.

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

We are a development stage company and have been engaged primarily in research and development activities and have generated limited revenues to date. There can be no assurance that we will be able to successfully manage the transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, market adoption, marketing problems and additional costs and expenses that may exceed current estimates. Our proposed products will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. We will also need to raise significant additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by the CE Mark. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2012, we had an accumulated deficit of $98,732,460, which included net losses of $3,663,506 for the year ended December 31, 2012 and $5,481,648 for the year ended December 31, 2011. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We depend upon key personnel who may terminate their employment with us at any time.

As of April 1, 2013 we currently have twenty full-time employees and several full-time interim employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Ronald Berger, our Interim Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett our Chief Medical Officer, who works with us on a consulting basis. These individuals do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our polymer products. Even with our approval to apply the CE Mark to our CytoSorb® device as a cytokine filter, our products may not achieve market acceptance in the European countries that recognize and accept the CE Mark. Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE Mark. There is no guarantee that the Company will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

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

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. Approval of our CytoSorb® device as a cytokine filter as well as the data we have gathered in our clinical studies to support device usage in this indication may not be sufficient for market acceptance in the medical community. We may also need to conduct additional clinical studies to gather additional data for marketing purposes. If we are unable to obtain regulatory approval or commercialize and market our products when planned, we may not achieve any market acceptance or generate revenue.

Even with our approval to apply the CE Mark to our CytoSorb® device as a cytokine filter, there can be no assurance that the data from our limited clinical studies will be viewed as sufficient by the medical community to support the purchase of our products in substantial quantities or at all.

CytoSorb® is currently reimbursable in Germany and Austria. We plan to seek reimbursement for our product in other E.U. and non-E.U. countries to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

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

Since our inception, we have sought to contract with large, established manufacturers to supply commercial quantities of our adsorbent polymers. As a result, we have disclosed, under confidentiality agreements, various aspects of our technology with potential manufacturers. We believe that these disclosures, while necessary for our business, have resulted in the attempt by potential suppliers to improperly assert ownership claims to our technology in an attempt to gain an advantage in negotiating manufacturing rights.

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

CytoSorb® has already achieved European Union regulatory approval under the CE Mark and the Medical Devices Directive. It is manufactured at our manufacturing facility in New Jersey under ISO 13485 Full Quality Systems certification. The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the European market, the United States, in various states and in other foreign countries. In the United States and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary additional approvals to sell our products in the United States or other non E.U. countries. Even if we do ultimately receive FDA approval for any of our products, we will be subject to extensive ongoing regulation. While the Company has received approval from its Notified Body to apply the CE Mark to our CytoSorb® device, we will be subject to extensive ongoing regulation and auditing requirements to maintain the CE Mark.

Our products will be subject to international regulation as medical devices under the Medical Devices Directive. In Europe, which we expect to provide the initial market for our products, the Notified Body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the Notified Body under these laws. Current international regulations classify our CytoSorb® device as a Class IIb device. Even though we have received CE Mark certification of the CytoSorb® device, there can be no assurance that we will be able to continue to comply with the required annual auditing requirements or other international regulatory requirements that may be applicable. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data may be required to establish reimbursement.

We have conducted limited clinical studies of our CytoSorb® and BetaSorb™ device. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical studies on our products. There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business. Even though we have received approval to apply the CE Mark to our CytoSorb® device as a cytokine filter, there can be no assurance that we will be able to receive approval for other potential applications of CytoSorb®, or that we will receive regulatory clearance from other targeted regions or countries.

We rely extensively on research and testing facilities at various universities and institutions, which could adversely affect us should we lose access to those facilities.

Although we have our own research laboratories and clinical facilities, we collaborate with numerous institutions, universities and commercial entities to conduct research and studies of our products. We currently maintain a good working relationship with these parties. However, should the situation change, the cost and time to establish or locate alternative research and development could be substantial and delay gaining CE Mark for other potential applications or technologies, and/or FDA approval and commercializing our products.

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

We are in the phase of product commercialization. We have received approval from our Notified Body to apply the CE Mark to our CytoSorb® device for commercial sale as a cytokine filter. CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the E.U. and for additional clinical studies. We will need to maintain compliance on an ongoing basis. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

While we currently believe we have established sufficient production capacity to supply potential near term demand for the CytoSorb® device, we will need to scale up and increase our manufacturing capabilities in the future. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

CytoSorb® is currently reimbursable in Germany and Austria. We plan to seek reimbursement for our product in other E.U. and non-E.U. countries to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

Investment Risks Connected to our Securities

Directors, executive officers and principal stockholders own a significant percentage of the shares of Common Stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the Common Stock on a fully diluted basis. One of our Directors represents an institutional investor which holds approximately 48% of our Series B Preferred Stock. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our Series A Preferred Stock provides for the payment of penalties.

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,250,000. We issued an additional 5,752,268 shares of Series A Preferred Stock through December 31, 2011 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. Net of cumulative conversions into Common Stock through April 1, 2012, the Company has a total of 1,447,159 shares of Series A Preferred Stock issued and outstanding. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

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

Immediately following our June 2008 and August 2008 private placement, we issued a total of 52,931.47 shares of Series B 10% Cumulative Convertible Preferred Stock with an aggregate stated value of $5,293,147. We issued an additional 41,717.97 shares of Series B Preferred Stock through December 31, 2012 to additional investors, and as dividends. Net of cumulative conversions into Common Stock through April 1, 2013, the Company has a total of 72,073.26 shares of Series B Preferred Stock issued and outstanding. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series B Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series B Preferred Stock increases to 20% per annum:

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

The Company submitted an original S-1 registration statement to the SEC on December 12, 2008. The SEC replied with comments and a request to reduce the number of shares to be registered. In May 2010, the Company filed to withdraw this registration statement. The Company intends to amend and refile the registration statement. The Company has received a waiver from a majority of the Series B holders for the non-registration event and the timing of the Series B registration does not create a cross-default of the Series A Preferred Series. There can be no assurance that the Company will receive such waiver from investors for any future items and no assurance the Company will still not incur penalties or prevent an Event of Default from occurring.

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

Redemption Provisions Of The Series B Preferred Stock

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

In connection with entering into a funding agreement with Lincoln Park Capital Fund, LLC (“LPC”) in December 2011, we authorized the issuance to LPC of up to $8,500,000 worth of shares of our common stock plus 1,634,615 shares of common stock as additional commitment shares. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. 39,634,615 shares of common stock have been registered pursuant to an S-1 registration statement declared effective by the Securities and Exchange Commission (“SEC”). It is anticipated that these registered shares will be sold over a period of up to 32 months from the date of Purchase Agreement. Depending upon market liquidity at the time, a sale of shares pursuant to the Purchase Agreement at any given time could cause the trading price of our common stock to decline.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. Currently, our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which approximately 10,043,947 shares remain available for issuance and may be issued by us or issued through conversions of preferred stock or convertible notes without stockholder approval. However, pursuant to N.R.S. 78.315, the Board of Directors and a majority of the shareholders of the Company have approved the filing of an Amended Articles of Incorporation of the Company increasing the number of authorized shares of common stock to eight hundred million (800,000,000) shares of common stock, par value $0.001 per share. The filing should be effective in April 2013.

On January 3, 2013, pursuant to Nevada Revised Statutes (“N.R.S.”) 78.320, the Company received written consents in lieu of a meeting of Stockholders from twenty-one (21) Stockholders holding 12,517,118 shares of Common Stock and 71,834.74 shares of Series B Preferred Stock representing 51.5% of the 480,747,190 possible votes outstanding after dilution of the Series B Preferred Stock (the “Majority Stockholders”), approving the Amended Articles of Incorporation of the Company.

On March 12, 2013, the Company filed a Preliminary 14C Information Statement with the SEC. The Company filed a Definitive 14C Information Statement on March 22, 2013, and the Amended Articles of Incorporation of the Company will become effective 20 days thereafter.

The increase in authorized shares does not mean that the Company is issuing additional shares in connection with the Amendment.  As with all public companies, the authorized share amount sets a maximum number of shares that the Company may issue. Issuances of additional shares of common stock and/or preferred stock may be utilized as a method of discouraging, delaying or preventing a change in control of our company.

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

Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the New York Stock Exchange) or an automated quotation system (such as the Nasdaq Stock Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

Item 1B.     Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.        Properties.

We currently operate a facility near Princeton, New Jersey with approximately 9,800 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in May 2013. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

We also operate a small office facility in Berlin, Germany housing sales and administrative offices. We entered into a lease for this office on March 1, 2012. The lease expires on February 28, 2014. We rent this space for €1,200 per month or US$1,560 per month.

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

Item 4.        Mine Safety Disclosures

Not applicable

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades in the over-the-counter-market (“OTC”) on the OTC Bulletin Board (“OTCBB”) under the symbol “CTSO.” The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in the OTC equity securities. An OTCBB equity security generally is any equity security that is not listed or traded on a national securities exchange. Prior to May 2010, our Common Stock traded under the symbol “MSBT”, but was changed to “CTSO” as part of our name change to CytoSorbents Corporation. Our Common Stock began trading on such market on August 9, 2006.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low

2011
First quarter	$0.41	$0.12
Second quarter	$0.48	$0.18
Third quarter	$0.30	$0.13
Fourth quarter	$0.18	$0.11

2012
First quarter	$0.17	$0.14
Second quarter	$0.15	$0.09
Third quarter	$0.16	$0.12
Fourth quarter	$0.15	$0.11

Approximate Number of Equity Security Holders

As of April 1, 2013, there were approximately 3,650 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2012, after giving effect to the Merger and subsequent grants. The Registrant had no options outstanding prior to the Merger, and all of the options below were issued either in connection with the Merger to former option holders of CytoSorbents or subsequently as new grants to employees, directors, and consultants.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	36,827,616		$0.23		166,562	(2)
Total	36,827,616	(3)	$0.23	(3)	166,562

(1)	Represents options that may be issued under our 2003 Stock Option Plan.
(2)	Represents the unadjusted number of options that may be issued under our 2006 Long-Term Incentive Plan. The options available under the pool may be increased to maintain 15% of the fully diluted share count as needed.
(3)	Represents options to purchase (i) 402 shares of Common Stock at a price of $41.47 per share, (ii) 5,574 shares of Common Stock at a price of $21.57 per share, (iii) 439,740 shares of Common Stock at a price of $6.64 per share, (iv) 170,000 shares of Common Stock at a price of $1.90 per share, (v) 306,000 shares of Common Stock at a price of $1.65 per share, (vi) 400,000 shares of Common Stock at a price of $1.26 per share, (vii) 166,756 shares of Common Stock at a price of $1.25 per share, (viii) 3,014,000 shares of Common Stock at a price of $0.25, (ix) 137,622 shares of Common Stock at a price of $0.22, (x) 2,530,000 shares of Common Stock at a price of $0.173, (xi) 2,425,000 shares of Common Stock at a price of $0.168, (xii) 25,000 shares of Common Stock at a price of $0.167, (xiii) 408,000 shares of Common Stock at a price of $0.166, (xiv) 408,000 shares of Common Stock at a price of $0.165, (xv)25,000 shares of Common Stock at a price of $0.164, (xvi) 5,000 shares of Common Stock at a price of $0.159, (xvii) 25,000 shares of Common Stock at a price of $0.156, (xviii) 52,000 shares of Common Stock at a price of $0.154, (xix) 500,000 shares of Common Stock at a price of $0.148, (xx) 35,000 shares of Common Stock at a price of $0.143, (xxi) 100,000 shares of Common Stock at a price of $0.14, (xxii) 9,020,000 shares of Common Stock at a price of $0.138, (xxiii) 90,000 shares of Common Stock at a price of $0.136 per share, (xxiv) 302,000 shares of Common Stock at a price of $0.134, (xxv) 50,000 shares of Common Stock at a price of $0.133, (xxvi) 525,000 shares of Common Stock at a price of $0.13, (xxvii) 200,000 shares of Common Stock at a price of $0.129, (xxviii) 30,000 shares of Common Stock at a price of $0.097, (xxix) 2,000 shares of Common Stock at a price of $0.09, (xxx) 7,000 shares of Common Stock at a price of $0.089, (xxxi) 2,753,858 shares of Common Stock at a price of $0.084, (xxxii) 115,000 shares of Common Stock at a price of $0.08, and (xxxiii) 12,554,664 shares of Common Stock at a price of $0.035.

Item 6. Selected	Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a development stage company with early revenue and expect to remain so for at least the next several quarters. CytoSorbents is a development stage critical care focused company using blood purification to treat life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending.

There are three major components of our business. The first is the manufacturing and sale of our flagship product, CytoSorb, now approved and available for commercial sale throughout the entire European Union (E.U.). The second is the research and development of new products and technologies, partially funded through government contracts. The third is business development and out-licensing of our product pipeline and technology portfolio.

Commercialization of CytoSorb®

In March 2011, we received E.U. regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb®, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of the CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g. mechanical ventilation, dialysis, vasopressors, fluid support, etc) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

Our CE Mark enables CytoSorb® to be sold throughout the entire European Union. Many countries outside the E.U. accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, and many other conditions where cytokine-induced inflammation plays a detrimental role.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany in 2011, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population, and that it was able to control cytokine storm,and broadly reduce key cytokines. In a post-hoc subgroup analysis, CytoSorb® was associated with a statistically significant reduction in mortality in patients at high risk of death in sepsis, specifically in patients with:

•	Very high cytokine levels (IL-6 ≥ 1,000 pg/mL and/or IL-1ra ≥ 16,000 pg/mL) where 28-day mortality was 0% treated vs 63% control, p=0.03, n=14, and

•	Age ≥ 65 (14-day mortality: 0% treated vs 36% control, p=0.04, n=21).

The Company plans to do larger, prospective studies in septic patients in the future to confirm these findings.

In addition to CE Mark approval, CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the E.U. and for additional clinical studies. The Company also established a reimbursement path for CytoSorb® in Germany and Austria.

From September 2011 through June 2012, the Company began a controlled market release of CytoSorb® in select geographic territories in Germany with the primary goal of preparing for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, CytoSorbents began the commercial launch of CytoSorb® for the treatment of critical care illnesses such as sepsis, burn injury, trauma, acute respiratory distress syndrome, pancreatitis and other conditions where inflammation plays a detrimental role, such as cardiac surgery. We hired Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. Q4 2012 represented the first quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland and have established reimbursement in Austria. At the end of fiscal 2012, we had more than 60 key opinion leaders (KOLs) in critical care and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future. We seek to complement our direct sales efforts with sales to distributors or corporate partners. We are currently evaluating potential distributor networks in other major countries where we are approved to market the device.

We are currently conducting a dose ranging trial in Germany amongst seven clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used for longer periods of time. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study.

In the event we are able to successfully commercialize our products in the European market, we will review our plans for the United States to determine whether to conduct clinical trials in support of 510(k) or PMA registration. No assurance can be given that our CytoSorb® product will work as intended or that we will be able to obtain FDA approval to sell CytoSorb® in the United States.

Research and Development of New Products and Technologies

The Company’s proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb® - an extracorporeal hemoperfusion cartridge approved in the E.U. for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. Goal is to reduce transfusion reactions and improve the safety of older blood

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal is to prevent contrast-induced nephropathy

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g. drug overdose, high dose regional chemotherapy, etc)

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal is to improve the efficacy of dialysis or hemofiltration

The Company has been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including DARPA and the U.S. Army. In August 2012, DARPA awarded CytoSorbents a five-year technology development contract valued at $3.8 million as part of its “Dialysis-Like Therapeutics” (DLT) program to treat sepsis. DARPA is funding CytoSorbents to further develop its technologies to remove both cytokines and a variety of toxins. In 2012, CytoSorbents recognized  approximately $1.1 million in grant income following the successful completion of milestones under its contract.

In December 2011 and September 2012, The US Army Medical Research and Materiel Command awarded CytoSorbents a $100,000 Phase I SBIR (Small Business Innovation Research), and a $1 million Phase II SBIR contract, respectively, to develop our technologies for the treatment of trauma and burn injury. During 2012, we received the full amount of the Phase I SBIR contract and are in the process of finalizing the Phase II SBIR contract with the granting agency.

Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

Business Development

We seek strategic partnerships or distributorships to help further develop or commercialize our technology portfolio. Because of the breadth of clinical applications that we attempt to address, the types of corporate partners are many. Examples of potential partners include companies focused on: medical devices, renal/dialysis, pharmaceuticals and biotechnology, critical-care, blood purification, advanced biomaterials, and others. No assurance can be given that we will be successful in our business development activities.

Results of Operations

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the year ended December 31, 2012 and 2011

Revenues

CytoSorbents generated revenues of approximately $1,343,000 and $36,000 for the years ended December 31, 2012 and 2011 respectively. Product revenues of approximately $152,000 and $36,000 for the years ending December 31, 2012 and 2011 respectively were part of an initial test market phase of CytoSorb in Germany, a direct sales effort to hospitals in Germany, Austria and Switzerland with a four person sales force in place only since August 2012, and an exploration of sales to distributor networks in other parts of Europe. The device was not available or approved for sale during the first nine months of 2011. Additionally, CytoSorbents received grant revenue of approximately $1,191,000 and $-0- for the years ended December 31, 2012 and 2011 respectively.

Research and Development Expenses

Our research and development costs were, approximately $2,532,000 and $2,888,000, for the years ended December 31, 2012 and 2011 respectively. This represents a decrease of approximately 12.3% or approximately $356,000 for the year ended December 31, 2012 compared to the same time period in 2011. This decrease is primarily due to net decreases in expenditures related to our completed sepsis study and clinical and research programs of approximately $393,000, lab supplies of approximately $180,000 and non-cash stock option expense of approximately $425,000, that were partially offset by increases in patent related expenses of approximately $84,000, salaries of approximately $198,000, rent of approximately $84,000, lab tests of approximately $97,000 and R&D costs of approximately $136,000.

Legal, Financial and Other Consulting Expenses

Our legal, financial and other consulting costs were, approximately $627,000 and $343,000, for the years ended December 31, 2012 and 2011 respectively. This represents an increase of approximately 83.1%, or approximately $285,000 for the year ended December 31, 2012 compared to the same time period in 2011. This is primarily comprised of an increase in legal fees of approximately $137,000 associated with patent review related costs, contract related legal fees of approximately $43,000, approximately $46,000 in accounting fees which were associated with annual audit and S-1 registration related fees and approximately $57,000 in employment related fees.

General and Administrative Expenses

Our general and administrative costs were $1,355,000 and $1,230,000, for the years ended December 31, 2012 and 2011 respectively. This represents an increase of approximately 10.1%, or approximately $125,000 for the year ended December 31, 2012 compared to the same time period in 2011. This is primarily due to a decrease in non-cash stock option expense of approximately $370,000 which was primarily offset by increases in sales and marketing expenses of approximately $80,000, an increase in salaries and payroll taxes of approximately $290,000 and increases in insurance, travel and rent totaling approximately $137,000.

Interest Expenses

Our net interest expenses were $564,000 and $1,045,000 for the years ended December 31, 2012 and 2011 respectively. This represents a decrease of approximately 46.0% or $481,000 for the year ended December 31, 2012 compared to the same time period in 2011. The decrease is primarily due to a decrease of approximately $540,000 in non-cash related charges associated with the amortization of debt discount, which is presented in the net interest expenses category of our statement of operations.

Benefit from Income Taxes

Our benefit from income taxes was approximately $392,000 and $-0- for the years ended December 31, 2012 and 2011, respectively. This increase of approximately $392,000 is primarily due to the sale of net operating losses to the State of NJ during 2012.

We have experienced substantial operating losses since inception. As of December 31, 2012, we had a deficit accumulated during the development stage of $98,732,460, which included losses of $3,664,000 and $5,482,000 for years ended December 31, 2012 and 2011 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $3,555,000 and $4,118,000 for the years ended December 31, 2012 and 2011 respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2012, we had cash on hand of $1,729,000 and current liabilities of $2,077,000. In the first quarter of 2013 we received approximately $450,000 as proceeds from the sale of 4,154,435 shares of Common Stock per the Purchase Agreement with LPC (See Note 11 of the consolidated financial statements) at an average price of approximately $0.108 per share of Common.

We believe that we have sufficient cash to fund our operations into the third quarter of 2013, following which we will need additional funding before we can complete additional clinical studies and commercialize our products. The Company has received SEC approval for a registration statement filed for the funding agreement with Lincoln Park Capital Fund LLC. Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 9 of Financial Statements) The agreement with Lincoln Park has the potential to significantly extend the time that we may be able to fund our operations. We will continue to seek funding for the long term needs of the Company. There can be no assurance that financing will be available on acceptable terms or at all. If adequate funds are unavailable, we may have to suspend, delay or eliminate one or more of our research and development programs or product launches or marketing efforts or cease operations.

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

Determination of Fair Value for Stock Dividend and Stock Based Compensation

Effective January 1, 2010 the Company has changed its basis for estimating the fair value of the preferred stock dividends from the underlying conversion prices of the Series A and Series B Preferred Stock, to a five day volume weighted average price of actual closing market prices for the Company’s common stock. The Company believes that there has been relative improvement in stock trading volumes of its Common Stock and that this new market based methodology is a better proxy for fair valuation of its preferred stock dividends.

Conversion of Redeemable Series B Convertible Preferred Stock

Upon conversions of the Company’s Redeemable Series B Convertible Preferred Stock into shares of common stock, the Company reduces the Series B Preferred Stock carrying value based on the original issuance price of approximately $103 per shares on a first-in first-out basis and reclassifies the amount into additional paid-in capital.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

 The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our German subsidiary.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but plan to address these items in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Phillip Chan, MD	43	President and Chief Executive Officer, Director

Al Kraus	68	Chairman of the Board

Joseph Rubin, Esq.	74	Director

Edward R. Jones, MD, MBA	63	Director

James Gunton	46	Director

Vincent Capponi	55	Chief Operating Officer

Ronald Berger	69	Interim Chief Financial Officer

Robert Bartlett, MD	72	Chief Medical Officer

Phillip Chan, MD, PhD. Dr. Chan became a director of the Company in 2008 and since January 2009 is also Chief Executive Officer. Prior to CytoSorbents, Dr. Chan led healthcare and life science investments as Partner for the NJTC Venture Fund. Dr. Chan co-founded Andrew Technologies, a medical device company commercializing its HydraSolve™ lipoplasty system for plastic surgery. He is a Board-certified Internal Medicine physician with a strong background in clinical medicine and research. Dr. Chan received his MD and PhD from the Yale University School of Medicine and completed his Internal Medicine residency at Beth Israel Deaconess Medical Center at Harvard. He also holds a BS in cell and molecular biology from Cornell University.

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

Ronald Berger. Mr. Berger has been a financial consultant to the Company since 2005 and became Interim Chief Financial Officer in 2012 upon the departure of the previous CFO. He has over 40 years of business experience and has been a financial consultant to various Companies during the past 20 years. Prior to that he was Controller for Singer Supermarkets and VP Finance and Administration for Quick Chek Corporation.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•	Full compliance with applicable government laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   Each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments filed with the SEC by persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that, all reporting requirements under Section 16(a) for the 2012 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock, except that reports were not filed by the following person:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert Shipley	1	1	1

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)		All Other Compensation	Total ($)
Phillip Chan
Chief Executive Officer	2012	231,496	-0-	-0-		8,000	239,496
	2011	231,496	-0-	-0-		8,000	239,496

Vincent Capponi,
Chief Operating Officer	2012	219,674	30,200	-0-		-0-	249,874
	2011	219,674	250	-0-		-0-	219,924

David Lamadrid,
Chief Financial Officer (2)	2012	108,706	-0-	-0-		-0-	108,706
	2011	201,942	250	-0-		-0-	202,192

Ronald Berger
Interim Chief Financial Officer	2012	-0-	200	1,030	(3)	102,472	103,702
	2011	-0-	-0-	-0-		52,219	52,219

Dr. Robert Bartlett
Chief Medical Officer	2012	52,000	-0-	-0-		-0-	52,000
	2011	51,083	-0-	-0-		-0-	51,083

(1)	The value of option awards granted to the Named Executive Officers has been estimated pursuant to recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2012.

(2)	David Lamadrid resigned as our Chief Financial Officer effective July 11, 2012. Ronald Berger, CPA, assumed the position of Interim CFO on July 11, 2012.

(3)	Ronald Berger was issued 30,000 stock options on January 18, 2012 with an exercise price of $0.168.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2012, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Phillip Chan	15,000		0.08	(1)	12/31/18
	2,503,858		0.084	(1)	1/8/19
	300,000	200,000	0.173	(2)	1/4/20
	882,500	1,345,000	0.138	(3)	5/5/20

Vincent Capponi	50,000		1.65	(1)	12/31/16
	1,100,000		0.25	(1)	01/16/18
	2,200,000		0.035	(1)	06/25/18
	400,000		0.168	(1)	01/28/19
	300,000	200,000	0.173	(4)	1/4/20
	910,000	1,122,500	0.138	(8)	5/5/20

David Lamadrid	150,000		1.90	(1)	01/16/17
	1,400,000		0.25	(1)	01/16/18
	2,434,461		0.035	(1)	06/25/18
	400,000		0.168	(1)	01/28/19
	240,000		0.173	(5)	1/4/20
	830,000	700,000	0.138	(9)	5/5/20

Robert Bartlett	37,500	12.500	0.084	(6)	01/08/14
	105,000	70,000	0.173	(7)	1/4/20
	200,000	315,000	0.138	(10)	5/5/20

(1)	Fully vested

(2)	Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.
(3)	As of the date of this filing, 2,227,500 of these options have been approved for vesting by the Board of Directors
(4)	Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.
(5)	Vests and becomes exercisable as to (i) 80,000 shares on January 4, 2010; (ii) 80,000 shares on January 4, 2011; (iii) 80,000 shares on January 4, 2012; (iv) 80,000 shares on January 4, 2013; and (v) 80,000 shares on January 4, 2014. Remaining shares vesting on January 4, 2013 and January 4, 2014 have been cancelled.
(6)	Vests and becomes exercisable as to (i) 12,500 shares on January 8, 2010; (ii) 12,500 shares on January 8, 2011; (iii) 12,500 shares on January 8, 2012 and (iv) 12,500 shares on January 8, 2013.
(7)	Vests and becomes exercisable as to (i) 35,000 shares on January 4, 2010; (ii) 35,000 shares on January 4, 2011; (iii) 35,000 shares on January 4, 2012; (iv) 35,000 shares on January 4, 2013; and (v) 35,000 shares on January 4, 2014.
(8)	As of the date of this filing, 2,032,500 of these options have been approved for vesting by the Board of Directors
(9)	As of the date of this filing, 1,530,000 of these options have been approved for vesting by the Board of Directors
(10)	As of the date of this filing, 515,000 of these options have been approved for vesting by the Board of Directors.

Director Compensation

The following table shows for the fiscal year ended December 31, 2012 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Joseph Rubin	8,000	6,694	(2)(3)	14,694

Edward R. Jones	8,000	6,694	(2)(4)	14,694

James Gunton (5)	—	7,230	(2)(5)	7,230

Al Kraus	20,000	6,694	(2)(6)	26,694

Phillip Chan (7)	—	—	(7)	—

(1)	The value of option awards granted to directors has been estimated pursuant to the recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2012.
(2)	Fully vested
(3)	In connection with his service as a director in 2012 we issued Mr. Rubin options to purchase 100,000 shares of our Common Stock at an exercise price of $0.138 per share, which were granted on January 8, 2012 and expire on January 8, 2022.
(4)	In connection with his service as a director in 2012 we issued Dr. Jones options to purchase 100,000 shares of our Common Stock at an exercise price of $0.138 per share, which were granted on January 8, 2012 and expire on January 8, 2022.
(5)	In connection with Mr. Gunton’s service as a director in 2012, the NJTC Venture Fund was issued options to purchase 108,000 shares of our Common Stock at an exercise price of $0.138 per share, which were granted on January 8, 2012 and expire on January 8, 2022.
(6)	Pursuant to an agreement and in connection with Mr. Kraus’ service as a director in 2012 we issued options to purchase 100,000 shares of our Common Stock at an exercise price of $0.138 per share, which were granted on January 8, 2012 and expire on January 8, 2022.
(7)	Effective July 24, 2008, Dr. Chan was appointed to the Company’s Board of Directors and Compensation Committee. Effective January 1, 2009, Dr. Chan entered into an employment agreement becoming interim Chief Executive Officer of the Company. In January 2009, Dr. Chan resigned his position as a member on the Compensation Committee. Dr. Chan officially became CEO and President in 2010. During 2012, Dr. Chan was an employee Director and was not eligible to receive compensation for Director services.

In 2007, we approved arrangements under which each non-employee director receives a fee of $2,000 for each quarterly Board meeting attended in person and a fee of $1,000 for each quarterly Board meeting participated in by telephone. In addition, our Board approved a policy under which each non-employee director will be eligible to be issued options to purchase up to 10,000 shares of our Common Stock on December 31 of each year based on attendance at quarterly Board meetings held during the year. Such options will be exercisable in accordance with the Company’s option pricing policy on the date of grant. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

In connection with his appointment as Chairman of the Board in January 2009, we agreed to compensate Mr. Kraus at the rate of $20,000 per annum, and on January 8, 2009 we issued Mr. Kraus a ten year option to purchase 200,000 shares of our Common Stock at a price of $0.084 per share. In December 2009, we issued Mr. Kraus an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.166 per share. Additionally for services performed as Chief Executive Office of the company through December 31, 2008, the Board approved a 10 year option to purchase 450,000 shares of our Common Stock at a price of $0.168 per share on January 28, 2009. In January 2011, we renewed the agreement with Al Kraus, as Chairman of the Board of Directors for an additional two year term period.

In 2012, non-employee Directors compensation terms remained the same as they were during 2011. Our Chairman of the Board, Mr. Kraus, was compensated per the terms of his renewal agreement entered into in January 2011.

Employment Agreements with Named Executive Officers

Phillip Chan

Effective December 3, 2012, we renewed the employment agreement by and between Dr. Phillip Chan and the Company as Chief Executive Officer retroactive to January 1, 2012. Per the terms of the agreement, we agree to pay Phillip Chan an annual base compensation of $231,496 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Vincent Capponi

Effective December 3, 2012, we renewed the employment agreement by and between Vincent Capponi and the Company as Chief Operating Officer retroactive to January 1, 2012. Per the terms of the agreement, we agree to pay Vincent Capponi an annual base compensation of $219,674 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Robert Bartlett

Effective December 3, 2012, we renewed the consulting agreement with Dr. Bartlett. Pursuant to this consulting agreement, we agree to pay Dr. Robert Bartlett consulting fees at an annualized rate of $52,000 payable in equal monthly installments of $4,333.33 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of April 1, 2013, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852.

	SHARES BENEFICIALLY OWNED(1)
	Number	Percent (%)
Directors and Executive Officers

Al Kraus(2), Chairman of the Board of Directors	10,757,001	2.2%

Phillip Chan (3), President and Chief Executive Officer, Director	6,450,760	1.3%

David Lamadrid (4)**	6,158,195	1.3%

Vince Capponi (5) Chief Operating Officer	6,700,586	1.4%

Joseph Rubin (6) Director	1,390,641	*

Robert Bartlett (7) Chief Medical Officer	740,000	*

James Gunton (8) Director	96,135,105	19.6%

Edward R. Jones (9) Director	382,500	*

Thomas Bocchino***	0	*

Ronald Berger (10) Interim Chief Financial Officer	800,982	*

All directors and executive officers as a group (ten persons)(11)	129,512,036	26.4%

Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

Robert Shipley(12)	54,197,656	11.1%

NJTC Venture Fund SBIC, LP(13)	96,135,105	19.6%

*	Less than 1%.

**	At the end of the second quarter 2012, Mr. David Lamadrid, the Company’s Chief Financial Officer, gave notice of his resignation, effective July 13, 2012, due to personal reasons. Mr. Ronald Berger, a certified public accountant and the Company’s controller for the past eight years, was appointed by the Board of Directors as Interim Chief Financial Officer and has assumed Mr. Lamadrid’s duties as of July 16, 2012.

***	On February 8, 2013, Mr. Thomas Bocchino, the Company’s Chief Financial Officer, gave notice of his resignation, effective immediately, due to personal reasons. Mr. Ronald Berger, a certified public accountant and the Company’s controller for the past eight years, was appointed by the Board of Directors as Interim Chief Financial Officer and has assumed Mr. Bocchino’s duties as of February 8, 2013. Mr. Bocchino has agreed to stay on in a part-time capacity.

1	Based on 489,956,053 fully-diluted shares of Common Stock and common stock equivalents as of December 31, 2012. Shares of Common Stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2	Includes 9,363,370 shares of Common Stock issuable upon exercise of stock options.

3	Includes 811,713 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 116,022 shares of Common Stock issuable upon conversion of Convertible Note, 190,000 shares of Common Stock and 5,333,025 shares of Common Stock issuable upon exercise of warrants and stock options.

4	With the exception of 3,734 shares of common stock that he owns directly, these shares are issuable upon exercise of stock options.

5	Includes 6,282,500 shares of Common Stock issuable upon exercise of stock options.

6	Includes 3,709 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 562,265 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 657,454 shares of Common Stock issuable upon exercise of warrants and stock options, and 84,949 shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

7	These shares are issuable upon exercise of stock options.

8	Includes 95,796,105 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 339,000 shares of Common Stock issuable upon exercise of stock options. These securities are held directly by NJTC Venture Fund SBIC, LP, of which Mr. Gunton is a partner. Mr. Gunton disclaims beneficial ownership.

9	These shares are issuable upon exercise of stock options.

10	Includes 190,138 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 58,011 shares of Common Stock issuable upon conversion of Convertible Note, and 546,333 shares of Common Stock issuable upon exercise of warrants and stock options. This amount includes 6,500 shares of Common Stock beneficially owned by Mr. Berger’s spouse, as to which he disclaims beneficial ownership.

11	Includes an aggregate of 3,709 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 97,360,221 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 174,033 shares of Common Stock issuable upon conversion of Convertible Notes, and 29,798,643 shares of Common Stock issuable upon exercise of warrants and stock options.

12	Includes 593,989 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 48,713,398 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 3,384,254 shares of Common Stock issuable upon exercise of warrants.

13	Includes 95,796,105 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 339,000 shares of Common Stock issuable upon exercise of stock options. These securities are held directly by NJTC Venture Fund SBIC, LP and indirectly through James Gunton, a partner at NJTC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2012, we owed Mr. Rubin’s firm approximately $12,000 in respect of legal services provided by his firm to us.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, Al Kraus, formerly an employee, and Phillip Chan, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, PC for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by WithumSmith+Brown, PC during those years.

	2012	2011

Audit fees (1)	$126,200	$96,800
Audit related fees	—	—
Tax fees	5,500	5,500
All other fees	—	—

Total fees	$131,700	$102,300

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statement on Form S-1 and S-8, and Current Reports on Form 8-K.

Pre-Approval Policies And Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2012 our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(b)

Exhibit
No.		Description

10.1		Employment Agreement with Dr. Phillip P. Chan Effective December 3, 2012. (1)

10.2		Employment Agreement with Vincent Capponi Effective December 3, 2012. (1)

10.3		Consulting Agreement with Dr. Robert Bartlett Effective December 3, 2012. (2)

10.4		Purchase Agreement, dated as of December 8, 2011 by and between the Company and Lincoln Park Capital Fund, LLC.(3)

10.5		Registration Rights Agreement, dated as of December 8, 2011, by and between the Company and Lincoln Park Capital Fund, LLC. (3)

10.6		Termination Agreement, dated as of December 7, 2011, by and between the Company and Lincoln Park Capital Fund, LLC.(3)

31.1		Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Interim Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Presentation Linkbase

(1) Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on December 4, 2012.

(2) Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on June 17, 2011.

(3) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 9, 2011.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2013.

CYTOSORBENTS CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	April 1, 2013
Phillip Chan	Executive Officer) and Director

/s/ Ronald Berger	Interim Chief Financial Officer	April 1, 2013
Ronald Berger	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	April 1, 2013
Al Kraus

/s/ Joseph Rubin	Director	April 1, 2013
Joseph Rubin, Esq.

/s/ Edward R. Jones	Director	April 1, 2013
Edward R. Jones

/s/ James Gunton	Director	April 1, 2013
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

CytoSorbents Corporation:

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (a development stage company), as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of CytoSorbents Corporation for the period from January 22, 1997 (date of inception) to December 31, 2000. Such statements are included in the cumulative total from inception to December 31, 2012 on the consolidated statements of operations and cash flows and reflect a net loss of 21.2% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from January 22, 1997 (date of inception) to December 31, 2000 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoSorbents Corporation as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

April 1, 2013

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

Arthur Andersen, LLP

New York, New York

December 27, 2001

*CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011

ASSETS

Current Assets:
Cash and cash equivalents	$1,729,344	$1,186,653
Accounts receivable, net of allowance for doubtful accounts of $-0-	51,779	36,078
Inventories	682,372	431,022
Prepaid expenses and other current assets	476,093	43,728

Total current assets	2,939,588	1,697,481

Property and equipment – net	145,600	155,067

Other assets	254,220	269,994

Total long-term assets	399,820	425,061

Total Assets	$3,339,408	$2,122,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$800,670	$675,160
Accrued expenses and other current liabilities	349,841	558,466
Current portion of convertible notes payable, net of debt discount in the amount of $178,775 at December 31, 2012 and $53,677 at December 31, 2011	926,225	294,323

Total current liabilities	2,076,736	1,527,949

Notes Payable:
Convertible notes payable, net of debt discount in the amount of -0- at December 31, 2012 and $508,750 at December 31, 2011	—	276,250

Total Long Term Liabilities	—	276,250

Total liabilities	2,076,736	1,804,199

Redeemable Series B Convertible Preferred Stock, Par Value $0.001, 200,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 72,073.26 and 65,433.34 issued and outstanding, respectively	12,887,817	10,408,371

Stockholders’ Equity/(Deficiency):
10% Series A Convertible Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at December 31, 2012 and 2011, respectively; 1,594,164 and 1,447,159 shares issued and outstanding, respectively	1,594	1,447
Common Stock, Par Value $0.001, 500,000,000 shares authorized at December 31, 2012 and 2011, respectively; 214,967,503 and 177,626,058 shares issued and outstanding, respectively	214,968	177,626
Additional paid-in capital	86,903,415	82,288,441
Deficit accumulated during the development stage	(98,732,460)	(92,557,542)
Accumulated other comprehensive income	(12,662)	—

Total stockholders’ equity/(deficiency)	(11,625,145)	(10,090,028)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,339,408	$2,122,542

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2011

Revenue:
Sales	$187,652	$151,574	$36,078
Grant income	2,191,807	1,191,362	—

Total revenue	2,379,459	1,342,936	36,078

Cost of revenue	833,871	319,298	11,760
Gross profit	1,545,588	1,023,638	24,318

Other expenses:
Research and development	53,929,459	2,532,489	2,888,245
Legal, financial and other consulting	8,585,135	627,245	342,651
General and administrative	26,411,211	1,354,738	1,230,189
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	82,870,322	4,514,472	4,461,085

Loss from Operations	(81,324,734)	(3,490,834)	(4,436,767)

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)
Interest (income) expense, net	7,301,550	564,428	1,044,881
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—

Total other (income) expense, net	7,424,765	564,428	1,044,881

Loss before benefit from income taxes	(88,749,499)	(4,055,262)	(5,481,648)

Benefit from income taxes	(939,074)	(391,756)	—

Net loss	(87,810,425)	(3,663,506)	(5,481,648)

Preferred stock dividend	10,922,035	2,511,412	3,087,044

Net loss available to common shareholders	$(98,732,460)	$(6,174,918)	$(8,568,692)

Basic and diluted net loss per common share		$(0.03)	$(0.05)

Weighted average number of common stock outstanding		198,228,289	160,235,291

Net loss	$(87,810,425)	$(3,663,506)	$(5,481,648)

Other comprehensive loss:

Currency translation adjustment	(12,662)	(12,662)	—

Comprehensive loss	$(87,823,087)	$(3,676,168)	$(5,481,648)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2012

										Accumulated	Deficit
	Series B Redeemable Convertible		Members’							Other	Accumulated
	Preferred Stock		Equity	Deferred	Common Stock		Preferred Stock A		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Income	Stage	Equity (Deficit)
Balance at January 22, 1997 (date of inception)	0	$0	$—	$—	—	$—	$—	$—	$—	$—	$—	$—

Equity contributions			1,143,487	—	—	—			—		—	1,143,487

Subscriptions receivable			440,000	—	—	—			—		—	440,000

Technology contribution			4,550,000	—	—	—			—		—	4,550,000

Net loss			—	—	—	—			—		(5,256,012)	(5,256,012)

Balance at December 31, 1997			6,133,487	—	—	—			—		(5,256,012)	877,475

Equity contributions			2,518,236	—	—	—			—		—	2,518,236

Options issued to consultants			1,671	—	—	—			—		—	1,671

Subscriptions receivable			50,000	—	—	—			—		—	50,000

Net loss			—	—	—	—			—		(1,867,348)	(1,867,348)

Balance at December 31, 1998			8,703,394	—	—	—			—		(7,123,360)	1,580,034

Equity contributions			1,382,872	—	—	—			—		—	1,382,872

Equity issued to consultants			88,363	—	—	—			—		—	88,363

Recognition of deferred compensation			47,001	(47,001)	—	—			—		—	—

Amortization of deferred compensation			—	15,667	—	—			—		—	15,667

Subscriptions receivable			100,000	—	—	—			—		—	100,000

Net loss			—	—	—	—			—		(3,066,388)	(3,066,388)

Balance at December 31, 1999			10,321,630	(31,334)	—	—			—		(10,189,748)	100,548

Equity contributions			14,407,916	—	—	—			—		—	14,407,916

Equity issued to consultants			1,070,740	—	—	—			—		—	1,070,740

Warrants issued to consultants			468,526	—	—	—			—		—	468,526

Recognition of deferred compensation			27,937	(27,937)	—	—			—		—	—

Amortization of deferred compensation			—	46,772	—	—			—		—	46,772

Net loss			—	—	—	—			—		(10,753,871)	(10,753,871)

Balance at December 31, 2000			26,296,749	(12,499)	—	—			—		(20,943,619)	5,340,631

Equity contributions			13,411,506	—	—	—			—		—	13,411,506

Equity issued to consultants			161,073	—	—	—			—		—	161,073

Stock options issued to employee			2,847	—	—	—			—		—	2,847

Fees incurred in raising capital			(1,206,730)	—	—	—			—		—	(1,206,730)

Amortization of deferred compensation			—	12,499	—	—			—		—	12,499

Net loss			—	—	—	—			—		(15,392,618)	(15,392,618)

Balance at December 31, 2001			38,665,445	—	—	—			—		(36,336,237)	2,329,208

Equity contributions			6,739,189	—	—	—			—		—	6,739,189

Equity issued to consultants			156,073	—	—	—			—		—	156,073

Options issued to consultant			176,250	—	—	—			—		—	176,250

Options issued to employee			2,847	—	—	—			—		—	2,847

Fees incurred in raising capital			(556,047)	—	—	—			—		—	(556,047)

Forgiveness of loan receivable in exchange for equity			(1,350,828)	—	—	—			—		—	(1,350,828)

Net loss			—	—	—	—			—		(11,871,668)	(11,871,668)

Balance at December 31, 2002			43,832,929	—	—	—			—		(48,207,905)	(4,374,976)

Equity contributions			4,067,250	—	—	—			—		—	4,067,250

Equity issued to consultants			16,624	—	—	—			—		—	16,624

Change in fair value of management units			2,952,474	—	—	—			—		—	2,952,474

Options issued to consultant			65,681	—	—	—			—		—	65,681

Fees incurred in raising capital			(343,737)	—	—	—			—		—	(343,737)

Forgiveness of loan receivable in exchange for equity			(281,340)	—	—	—			—		—	(281,340)

Net loss			—	—	—	—			—		(6,009,283)	(6,009,283)

Balance at December 31, 2003			50,309,881	—	—	—			—		(54,217,188)	(3,907,307)

Equity contributions			512,555	—	—	—			—		—	512,555

Change in fair value of management units			(2,396,291)	—	—	—			—		—	(2,396,291)

Fees incurred in raising capital			(80,218)	—	—	—			—		—	(80,218)

Net Loss			—	—	—	—			—		(1,096,683)	(1,096,683)

Balance at December 31, 2004			48,345,927	—	—	—			—		(55,313,871)	(6,967,944)

Equity contributions			92,287	—	—	—			—		—	92,287

Settlement of accounts payable in exchange for equity			836,319	—	—	—			—		—	836,319

Conversion of convertible notes payable and accrued interest for member units			51,565	—	—	—			—		—	51,565

Change in fair value of management units			(14,551)	—	—	—			—		—	(14,551)

Fees incurred in raising capital			(92,287)	—	—	—			—		—	(92,287)

Reorganization from LLC to "C" Corporation			(49,219,260)	—	4,829,120	4,829			49,214,431		—	—

Net loss			—	—	—	—			—		(3,665,596)	(3,665,596)

Balance at December 31, 2005			—	—	4,829,120	4,829			49,214,431		(58,979,467)	(9,760,207)

										Accumulated	Deficit
	Series B Redeemable Convertible		Members’							Other	Accumulated
	Preferred Stock		Equity	Deferred	Common Stock		Preferred Stock A		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	(Deficiency)	Compensation	Shares	Par value	Shares	Par Value	Capital	Income	Stage	Equity (Deficit)
Issuance of common stock for stock subscribed					240,929	241			799,644			799,885

Issuance of common stock to investor group for price protection			—	—	100,000	100	—	—	(100)		—	—

Issuance of stock options to employees, consultants and directors			—	—	—	—	—	—	143,352		—	143,352

Issuance of 10% Series A Preferred Stock for cash			—	—	—	—	5,300,000	5,300	5,530,143		(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock			—	—	—	—	—	—	(620,563)		—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger			—	—	3,750,000	3,750	—	—	(3,750)		—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock			—	—	5,170,880	5,171	—	—	11,376,939		—	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction			—	—	10,000,000	10,000	—	—	990,000		—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered			—	—	778,274	779	—	—	587,035		—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock			—	—	(240,929)	(241)	799,885	800	30,194		(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock			—	—	—	—	303,700	303	303,397		(303,700)	—

Issuance of preferred stock for redemption of convertible note			—	—	—	—	1,000,000	1,000	1,204,640		(205,640)	1,000,000

Issuance of warrants to consultants for services			—	—	—	—	—	—	9,883		—	9,883

Issuance of warrants in exchange for accounts payable			—	—	—	—	—	—	192,311		—	192,311

Net loss			—	—	—	—	—	—	—		(7,671,580)	(7,671,580)

Balance at December 31, 2006			—	—	24,628,274	24,629	7,403,585	7,403	69,757,556		(67,426,583)	2,363,005

Issuance of stock options to employees, consultants and directors					—	—	—	—	498,955		—	498,955

Issuance of common stock in settlement of accounts payable			—	—	11,501	11	—	—	22,991		—	23,002

Conversion of preferred stock into common stock			—	—	405,157	405	(506,446)	(506)	101		—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event			—	—	—	—	1,122,369	1,122	1,121,246		(760,872)	361,496

Net loss			—	—	—	—	—	—	—		(3,350,754)	(3,350,754)

Balance at December 31, 2007			—	—	25,044,932	25,045	8,019,508	8,019	71,400,849		(71,538,209)	(104,296)

Stock based compensation - employees, consultants and directors			—	—	—	—	—	—	363,563		—	363,563

Issuance of Series A Preferred Stock as dividends			—	—	—	—	830,384	831	277,087		(277,918)	—

Issuance of Series B Preferred Stock	52,931.47	5,442,497							—		(364,747)	(364,747)

			—	—	—	—	—	—	—		—	—

Issuance of Series B Preferred Stock as dividends	2,627.17	262,717	—	—	—	—	—	—	—		(262,717)	(262,717)

Issuance of warrants upon conversion of convertible notes payable in Series B Preferred Stock			—	—	—	—	—	—	40,354			40,354

Conversion of Series A Preferred stock into common			—	—	218,585	219	(56,832)	(57)	(162)			(0)

Net loss			—	—	—	—	—	—	—		(3,017,890)	(3,017,890)

Balance at December 31, 2008	55,558.64	$5,705,214	$-	$-	25,263,517	$25,264	8,793,060	$8,793	$72,081,691		$(75,461,481)	$(3,345,733)

Stock based compensation - employees, consultants and directors									236,705			236,705

Issuance of Series A Preferred Stock as dividends							789,610	789	110,809		-111,598	—

Issuance of Series B Preferred Stock as dividends	5,860.22	586,023							0		-586,023	(586,023)

Conversion of Series A and Series B Preferred into Common	(6,628.55)	(681,558)			41,111,339	41,111	-3,326,857	-3,326	643,773			681,558

Exercise of warrants	13,357.52	1,335,754							0		0	—

Warrant modification as inducement to exercise									14,885		0	14,885

Conversion of notes payable and accrued interest to Series B Preferred Shares	576.05	64,309							0		-6,704	(6,704)

Net loss											-2,736,715	(2,736,715)

Balance at December 31, 2009	68,723.88	$7,009,742	$—	$—	66,374,856	$66,375	6,255,813	$6,256	$73,087,863		$(78,902,521)	$(5,742,027)

Stock based compensation - employees, consultants and directors									149,325			149,325

Issuance of Series A Preferred Stock as dividends							590,159	590	167,992		-168,582	—

Issuance of Series B Preferred Stock as dividends	6,232.81	2,008,882							0		-2,008,882	(2,008,882)

Conversion of Series A and Series B Preferred into Common	(13,983.58)	(1,437,814)			47,824,298	47,824	-1,019,563	-1,020	1,391,010			1,437,814

Issuance of common stock for cash					7,174,186	7,174			742,825			749,999

Cost of raising capital					1,465,071	1,465			-51,025			(49,560)

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									306,805			306,805

Net loss											-2,908,865	(2,908,865)

Balance at December 31, 2010	60,973.11	7,580,810	0	0	122,838,411	122,838	5,826,409	5,826	75,794,795		-83,988,850	-8,065,391

Stock based compensation - employees, consultants and directors									865,535			865,535

Issuance of Series A Preferred Stock as dividends							266,161	266	71,755		-72,021	—

Issuance of Series B Preferred Stock as dividends	6,283.41	3,015,023							0		-3,015,023	(3,015,023)

Conversion of Series A and Series B Preferred into Common	(1,823.18)	(187,462)			16,115,042	16,116	-4,645,411	-4,645	175,991			187,462

Issuance of common stock for cash					17,335,942	17,336			2,626,430			2,643,766

Conversion of convertible notes to common					15,151,310	15,151			1,499,979			1,515,130

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									1,250,000			1,250,000

Cashless exercise of warrants					6,013,478	6,013			(6,013)			—

Exercise of stock options					146,875	147			4,994			5,141

Issuance of common stock in settlement of accounts payable					25,000	25			4,975			5,000

Net loss											(5,481,648)	(5,481,648)

Balance at December 31, 2011	65,433.34	$10,408,371	-	-	177,626,058	177,626	1,447,159	1,447	82,288,441		(92,557,542)	$(10,090,028)

Stock based compensation - employees, consultants and directors									63,127			63,127

Issuance of Series A Preferred Stock as dividends							150,008	150	17,332		(17,482)	—

Issuance of Series B Preferred Stock as dividends	6,780.79	2,493,930							—		(2,493,930)	(2,493,930)

Conversion of Series A and Series B Preferred into Common	(140.87)	(14,484)			418,633	418	(3,003)	(3)	14,069			14,484

Issuance of common stock for cash					28,460,908	28,461			3,631,692			3,660,153

Conversion of convertible notes to common					7,989,103	7,990			790,921			798,911

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									87,700			87,700

Cashless exercise of warrants					169,762	170			(170)			—

Exercise of stock options					303,039	303			10,303			10,606

Other comprehensive income/(loss) foreign translation adjustment										(12,662)		(12,662)

Net loss											(3,663,506)	(3,663,506)

Balance at December 31, 2012	72,073.26	$12,887,817	$-	$-	214,967,503	$214,968	1,594,164	$1,594	$86,903,415	$(12,662)	$(98,732,460)	$(11,625,145)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2011

Cash flows from operating activities:
Net loss	$(87,810,425)	$(3,663,506)	$(5,481,648)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultants for services	30,000	—	—
Depreciation and amortization	2,504,021	54,606	39,150
Amortization of debt discount	2,465,729	471,352	945,434
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	2,568,188	63,128	865,535
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Accounts Receivable	(51,779)	(15,701)	(36,078)
Inventories	(682,372)	(251,350)	(431,022)
Prepaid expenses and other current assets	(747,641)	(432,365)	300,808
Other assets	(46,953)	9,441	—
Accounts payable and accrued expenses	3,105,804	147,948	(30,706)
Accrued interest	1,823,103	—	—

Net cash used by operating activities	(66,193,856)	(3,616,447)	(3,828,527)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,420,810)	(19,850)	(34,672)
Patent costs	(498,514)	(18,956)	(17,818)
Purchases of short-term investments	(393,607)
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,519,001)	(38,806)	(52,490)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	50,071,311	3,500,001	2,756,860
Proceeds from borrowing	11,888,881	700,000	1,250,000
Proceeds from subscription receivables	499,395	—	—
Proceeds from exercise of stock options	15,746	10,605	5,141

Net cash provided by financing activities	72,454,863	4,210,606	4,012,001
Effect of exchange rates on cash	(12,662)	(12,662)	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2011

Net increase (decrease) in cash and cash equivalents	1,729,344	542,691	130,984
Cash and cash equivalents at beginning of period	—	1,186,653	1,055,669
Cash and cash equivalents at end of period	$1,729,344	$1,729,344	$1,186,653

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash financing activities:
Debt discount in connection with issuance of convertible debt	$1,644,205	$87.400	1,250,000
Fair value of shares issued as costs of raising capital	$583,486	$247,536	106,344
Note payable principal and interest conversion to equity	$11,949,449	$—	$1,515,130
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,614,446	$—	$5,000
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$—
Preferred stock dividends	$10,922,035	$2,511,412	$3,087,044

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the years ended December 31, 2012 and 2011, 140.87 and 1,823.18 Series B Preferred Shares were converted into 388,603 and 5,036,408 Common Shares, respectively. During the years ended December 31, 2012 and 2011, 3,003 and 4,645,411 Series A Preferred Shares were converted into 30,030 and 11,078,634 Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2012, 22,576.18 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,364,597 and 43,728,457 Common Shares, respectively.

During the years ended December 31, 2012 and 2011, no shares of Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable. For the period from January 22, 1997 (date of inception) to December 31, 2012, 553,629 Series A Preferred Shares and -0- Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents, Inc. its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.”

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2012 of $98,732,460. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 32 issued and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb ® device. As of December 31, 2012, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at December 31, 2012 and December 31, 2011.

Inventories

Inventories are valued at the lower of cost or market. At December 31, 2012 and December 31, 2011 the Company’s inventory was comprised of finished goods, which amounted to $438,790 and $191,340, respectively, work in process which amounted to $194,880 and $239,682, respectively and raw materials which amounted to $48,702 and $-0-, respectively.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2012 or 2011. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2009 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

Reclassification

Certain reclassifications have been made to the prior years’ consolidated financial statements and related  notes to conform to the current year presentation.

During 2012, the Company re-examined its accounting treatment related to the Series B Preferred Stock under  FASB guidance and determined that the Series B Preferred Stock should be classified as temporary equity in the balance sheet, as reflected in the financial statements included herein. The Company also determined that the Series B Preferred Stock was initially reported at its fair value and that as the security is not currently redeemable and it is not probable that the security will become redeemable, because the resolution of the contingencies discussed in Note 10 that would allow redemption have not occurred, subsequent adjustment as December 31, 2012 is not necessary. The reclassification has no impact on net income for any period presented in these financial statements.

Effects of Recent Accounting Pronouncements

There have been no recently issued accounting standards which would have an impact on the Company’s financial statements.

Shipping and Handling Costs

The Company records shipping and handling costs in Research and Development. Total freight costs amounted to approximately $65,000 and $14,000 for the years ended December 31, 2012 and 2011 respectively.

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2012	2011	Period

Furniture and fixtures	$130,015	$130,015	7 years
Equipment and computers	1,921,845	1,901,995	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,514,840	2,494,990
Less accumulated depreciation and amortization	2,369,240	2,339,923
Property and Equipment, Net	$145,600	$155,067

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $29,316 and $23,751, respectively. Depreciation expense from inception to December 31, 2012 amounted to $2,396,328.

4. OTHER ASSETS:

Other assets consist of the following:

December 31,	2012	2011

Intangible assets, net	$207,267	$213,600
Security deposits	46,953	56,394
Total	$254,220	$269,994

Intangible assets consist of the following:

December 31,	2012		2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$314,958	$107,691	$296,002	$82,402

Amortization expense amounted to $25,289 and $15,399 for the years ended December 31, 2012 and 2011, respectively. Amortization expense from inception to December 31, 2012 amounted to $107,691.

Amortization expense is anticipated to be approximately $25,000 per year for the next five years ended December 31, 2017.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts Payable and accrued expenses consist of the following:

	2012	2011

Other payable	$364,285	$374,758
Legal, financial and consulting	177,797	123,650
Research and development	608,429	735,218

	$1,150,511	$1,233,626

6. CONVERTIBLE NOTES:

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

In February 2012 the Company issued 12 month Promissory Notes in the principal amount of $700,000, which accrue interest at the rate of 8% per annum. Per the terms of the Note, the investors will be repaid in equity of the Company, not cash. During the term of the Notes, investors may at any time convert outstanding principal and interest into Common Stock of the Company at a rate of $0.15 per share. In addition, during the term of the Note, should the Company complete any subsequent financing, debt or equity, in an aggregate amount greater or equal to $750,000, which includes any equity component or the right to convert into equity, the investor shall have the option to exchange any outstanding principal and interest of the Note into the new financing. Pursuant to the terms of the Promissory Note, the note holder will receive 25% warrant coverage in the form of five year warrants to purchase that number of shares of common stock as follows: that number of shares of Common Stock equal to the quotient obtained by dividing (x) 25% of the Principal, by (y) $0.15, with the resulting number of shares having an exercise price equal to $0.175 per share of Common Stock. The warrants have a cashless exercise provision. The Promissory Notes do not have registration rights for the shares underlying the notes or warrants. In February 2013, these Promissory Notes matured and were automatically converted into 5,040,000 shares of common stock.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connection with the promissory note issuances during the years ended December 31, 2012 and 2011 the Company received proceeds of $700.000 and $1.250.000, respectively. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows for the years ended December 31, 2012 and 2011: $612,300 and ($0) was allocated to the promissory notes, respectively, and $38,788 and $466,632 to the warrants, respectively. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $48,912 and $783,568 for the years ended December 31, 2012 and 2011, respectively. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes and amounted to $235,590 and $425,427 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011 Convertible Notes in the principal and accrued interest amount of $798,911 and $1,515,131 were converted into 7,989,103 and 15,151,310 Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $235,762 and $516,258.

7. INCOME TAXES:

Tax losses amounted to approximately $3,100,000 and $4,500,000 for the years ended December 31, 2012 and December 31, 2011, respectively. The Company’s Federal net operating loss carry forward amounts to approximately $21,126,000 and expires through 2032. The Company’s remaining New Jersey net operating loss carry forward amounts to approximately $14,306,000 and expires through 2032. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

During the year ended December 31, 2012 the Company sold a portion of its New Jersey Net Operating Loss tax carryforwards to an industrial company under provisions in the New Jersey tax code. For the 2012 sale, the Company received proceeds of approximately $391,756.  There can be no assurance that the Company will again be eligible in the future to participate or be successful in future sales of its New Jersey Net Operating Loss tax carryforwards.

For the years ended December 31, 2012 and December 31, 2011, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	4.4	5.9
Timing differences	—	—
Change in valuation allowance	28.8	25.0
Net operating losses	0.8	3.1
Effective tax rate	—%	—%

8. COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through May 2013. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

	2013	$86,700
	2014	2,700
Total		$89,400

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2012 and 2011 amounted to approximately $334,000 and $249,000, respectively.

Employment Agreements

The Company has employment agreements with certain key executives through December 2012. The agreements provide for annual base salaries of varying amounts. The Company is currently in the process of renewing these agreements.

Litigation

The Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the years ended December 31, 2012 and 2011 the Company accrued royalty costs of $3,000 and $1,100 respectively

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the years ended December 31, 2012 and 2011 per the terms of the license agreement the Company recorded royalty costs of $2,400 and $1,000 respectively.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through December 31, 2012 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2012. Prior to February 26, 2007 and after May 7, 2007, the dividend rate is 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,495. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

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

During the years ended December 31, 2012 and 2011, the Company issued 150,008 and 266,161 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2012 and 2011 amounted to $17,482 and $72,021, respectively.

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

The Company has the right, but not the obligation, to direct LPC to purchase up to $6,000,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its common stock to be purchased under certain circumstances. No sales of shares may occur at a purchase price below $0.10 per share or without a registration statement having been declared effective. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. The Company may at any time at its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days’ notice.

The Company issued 1,153,846 shares of our Common Stock to LPC as a commitment fee for entering into the agreement, and is obligated to issue up to an additional 1,153,846 shares pro rata as LPC purchases up to $6,000,000 of its Common Stock as directed by the Company. LPC may not assign any of its rights or obligations under the Purchase Agreement. During the years ended December 31, 2012 and 2011 the Company issued a total of 28,460,908 and  17,335,942 shares of Common Stock, which includes the commitment shares per the terms of the Purchase Agreement with LPC at an average price of approximately $0.129 and $0.179 per share of Common respectively. The fair value of the Commitment shares have been recorded as a cost of raising capital.

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

The Company has the right, but not the obligation, to direct LPC to purchase up to $8,500,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its common stock to be purchased under certain circumstances. No sales of shares may occur at a purchase price below $0.10 per share or without a registration statement having been declared effective. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. The Company may at any time at its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days’ notice.

There was no up-front commitment fee paid to LPC for entering into the new agreement, however the Company is obligated to issue up to an additional 1,634,615 shares pro rata as LPC purchases up to $8,500,000 of its Common Stock as directed by the Company. LPC may not assign any of its rights or obligations under the Purchase Agreement.

Stock Option Plans

As of December 31, 2012, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 40,000,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2012 there were outstanding options to purchase approximately 36,828,000 shares of common stock reserved under the plan. Additionally, as of December 31, 2012 there were options to purchase approximately 890,000  shares of Common Stock that were issued outside of the 2006 Plan. The Company may increase the shares in the 2006 Plan as needed to maintain the pool with 15% of the shares outstanding on a fully diluted basis.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2012 and 2011 amounted to approximately $63,100 and $865,500 respectively. These amounts are included in the statement of operations under the captions research and development ($13,228 and $444,200) and general and administrative ($49,900 and $421,300), respectively.

The summary of the stock option activity for the years ended December 31, 2012 and 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2011	39,755,113	$0.44	8.2
Granted	290,000	$0.14	7.5
Cancelled	(64,800)	$0.14	—
Exercised	(146,875)	$0.04	—
Outstanding, December 31, 2011	39,833,438	$0.39	7.2
Granted	1,968,000	$0.15	6.85
Cancelled	(4,640,000)	$0.14	—
Expired	(190,783)	$34.72	—
Exercised	(303,039)	$0.04	—
Outstanding, December 31, 2012	36,667,616	$0.23	6.1

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.129 to $0.168 per share) and expected life of the stock option (ranging from 5 to 10 years), the current price of the underlying stock and its expected volatility (approximately 28 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (0 to 1.9 percent) for the term of the stock option.

The weighted-average grant date fair value for options granted during the years ended December 31, 2012 and 2011 amounted to approximately $0.04 and $0.06 per share, respectively. As of December 31, 2012 the Company’s outstanding options had exercise prices ranging from $0.04 to $41.47 per share of Common Stock.

At December 31, 2012, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to approximately $ 1,369,000. As of December 31, 2012, the Company had options currently exercisable into an aggregate total of 29,273,616 shares of common stock which have a weighted average exercise price of $0.26 per share.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2012 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2012	11,910,000	$0.051
Granted	1,968,000	0.043
Cancelled	(4,640,000)	0.048
Vested	(1,844,000)	0.048
Exercised	—	—
Non-vested, December 31, 2012	7,394,000	$0.050

As of December 31, 2012, there was approximately $54,103 of total unrecognized compensation cost related to stock options. Due to the uncertainty over whether certain options granted during the year ended December 31, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the year ended December 31, 2012. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

The Company has reserved a separate pool of 15.6 million shares of restricted stock that may be issued to employees and directors as part of a long term incentive plan tied to corporate objectives. As of December 31, 2012, none of these shares have been issued and due to the uncertainty over whether they will be issued, no charge for these shares has been recorded in the consolidated statement of operations for the year ended December 31, 2012.

As of December 31, 2012, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
3,986,429	$0.035	June 25, 2013
397,825	$0.0362	September 30, 2014
1,750,000	$0.10	August 16, 2015
1,600,000	$0.125	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
625,000	$0.10	November 2, 2015
250,000	$0.125	November 2, 2015
208,334	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
5,000,000	$0.10	February 15, 2016
2,200,000	$0.125	February 15, 2016
1,833,333	$0.15	February 15, 2016
1,166,667	$0.175	February 15, 2017
22,307,046

10. REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

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

During the years ended December 31, 2012 and 2011, the Company issued 6,780.79 and 6,283.41 shares of Series B Preferred Stock respectively as payment of stock dividends at the stated value of $100.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2012 and 2011 amounted to $2,493,930 and $3,015,020, respectively.

Determination of Stock Dividend Fair Value

Effective January 1, 2010 the Company has changed its basis for estimating the fair value of the preferred stock dividends from the underlying conversion prices of the Series A and Series B Preferred Stock, to a five day volume weighted average price of actual closing market prices for the Company’s Common Stock.

As the redemption events described above were not solely within the Company’s control, all shares of redeemable convertible Series B preferred stock were presented outside of permanent equity.

11. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2012 and 2011 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 59,134,662 and 61,473,817 incremental shares at December 31, 2012 and 2011, respectively, as well as shares issuable upon conversion of Series A & B Convertible Preferred Stock and Preferred Stock Warrants representing 200,484,837 and 182,041,312 incremental shares at December 31, 2012 and 2011, respectively, as well as potential shares issuable upon Promissory Note conversion into Common Stock representing approximately 11,050,000 and 11,330,000 shares at December 31, 2012 and 2011, respectively, and have been excluded from the computation of diluted loss per share as they are anti-dilutive.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date which include the following:

To date, in 2013, the Company received approximately $450,000 as proceeds from the sale of 4,154,436 shares of Common Stock per the terms of the Purchase Agreement with Lincoln Park Capital at an average price of approximately $0.108 per share of Common Stock. Per the terms of the Purchase Agreement the Company also issued an additional 86,535 shares of Common Stock as additional Commitment Fee shares.

In February 2013, we issued 4,699,000 and 5,041,000 shares of common stock in satisfaction of the February 2011 Convertible Promissory Notes and February 2012 Convertible Promissory Notes, respectively. Both convertible promissory notes matured in February 2013 and had automatic conversion provisions pursuant to the terms of the notes.

During Q1 2013 the Company requested and a majority of Common shareholders approved an increase to our authorized Common Stock raising the authorized shares from 500,000,000 to 800,000,000.

As of March 31, 2013 the Company issued 39,851 shares of its Series A Convertible Preferred Stock and 1,801.83 shares of its Series B Convertible Stock. The dividend shares are not included in the above financial statements.

As an approved participant of the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority, in January 2013 we received $391,756 from the sale of our prior unused net operating loss carryovers.

On February 8, 2013, our Chief Financial Officer, Thomas Bocchino, resigned from his position with the Company due to personal reasons. The resignation was not a result of any disagreements relating to the Company’s operations, policies or practices. Mr. Bocchino agreed to continue to assist the Company on part-time basis. On the same day, the Board of Directors of the Company appointed Ronald Berger as the interim Chief Financial Officer until a new Chief Financial Officer is appointed.

