Form 10-Q
period 2013-03-31
Cytosorbents Corp
filed 2013-05-15
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 15, 2013 there were 229,878,821 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

(a development stage company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,365,295	$1,729,344
Accounts receivable, net of allowance for doubtful accounts at $-0-	114,604	51,779
Inventories	555,260	682,372
Prepaid expenses and other current assets	94,242	476,093

Total current assets	2,129,401	2,939,588

Property and equipment – net	139,756	145,600

Other assets	257,547	254,220

Total long-term assets	397,303	399,820

Total Assets	$2,526,704	$3,339,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$704,710	$800,670
Accrued expenses and other current liabilities	288,724	349,841
Convertible notes payable, net of debt discount in the amount of $-0- at March 31, 2013 and $178,775 at December 31, 2012	—	926,225

Total current liabilities	993,434	2,076,736

Total liabilities	993,434	2,076,736

Redeemable Series B Convertible Preferred Stock, par Value $0.001, 200,000 shares Authorized at March 31, 2013 and December 31, 2012, respectively, 73,875.09 and 72,073.26 issued and outstanding , respectively	13,470,176	12,887,817

Stockholders’ Equity (Deficit):

10% Series A Convertible Preferred Stock, Par Value $0.001, 12,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; 1,634,015 and 1,594,164 shares issued and outstanding, respectively	1,634	1,594
Common Stock, Par Value $0.001, 800,000,000 shares authorized at March 31, 2013 and 500,000,000 shares authorized at December 31, 2012, 228,948,386 and 214,967,503 shares issued and outstanding, respectively	228,949	214,968
Additional paid-in capital	88,795,394	86,903,415
Deficit accumulated during the development stage	(100,947,819)	(98,732,460)
Accumulated other comprehensive income	(15,064)	(12,662)
Total stockholders' equity	(11,936,906)	(11,625,145)

Total Liabilities and Stockholders' Equity	$2,526,704	$3,339,408

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from
	January 22,1997	Three months	Three months
	(date of inception) to	ended	ended
	March 31, 2013	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Sales	$363,750	$176,098	$16,893
Grant and Other Income	2,387,039	195,232	33,333
Total Revenue	2,750,789	371,330	50,226

Cost of revenue	1,087,382	253,511	53,840

Gross profit/(loss)	1,663,407	117,819	(3,614)

Other Expenses:

Research and development	54,633,600	704,141	632,854
Legal, financial and other consulting	8,807,881	222,746	161,292
General and administrative	27,024,373	613,162	269,466
Change in fair value of management and incentive units	(6,055,483)

Total expenses	84,410,371	1,540,049	1,063,612

Loss from operations	(82,746,964)	(1,422,230)	(1,067,226)

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	--	--
Gain on extinguishment of debt	(216,617)	--	--
Interest (income) expense, net	7,508,262	206,712	359,370
Penalties associated with non-registration of Series A Preferred Stock	361,495	--	--

Total other (income) expense, net	7,631,477	206,712	359,370

Loss before benefit from income taxes	(90,378,441)	(1,628,942)	(1,426,596)

Benefit from income taxes	(939,074)	--	--

Net loss	(89,439,367)	(1,628,942)	(1,426,596)

Preferred stock dividend	11,508,452	586,417	663,917

Net loss available to common shareholders	$(100,947,819)	$(2,215,359)	$(2,090,513)

Basic and diluted net loss per common share		$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding		222,968,576	181,150,646

Net Loss	$(89,439,367)	$(1,628,942)	$(1,426,596)

Other comprehensive loss:
Currency translation adjustment	(15,064)	(2,402)
Comprehensive loss	$(89,454,431)	$(1,631,344)	$(1,426,596)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Period from December 31, 2012 to March 31, 2013 (Unaudited)
	Series B							Accumulated	Deficit
	Redeemable Convertible							Other	Accumulated
	Preferred Stock		Common Stock		Preferred Stock A		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Par value	Shares	Par Value	Capital	Income	Stage	Equity (Deficit)

Balance at December 31, 2012	72,073.26	$12,887,817	214,967,503	$214,968	1,594,164	$1,594	$86,903,415	$(12,662)	$(98,732,460)	$(11,625,145)

Stock based compensation - employees, consultants and directors							225,900			225,900

Issuance of Series A Preferred Stock as dividends					39,851	40	4,018		(4,058)	0

Issuance of Series B Preferred Stock as dividends	1,801.83	582,359							(582,359)	(582,359)

Issuance of common stock for cash			4,240,970	4,241			445,759			450,000

Conversion of convertible notes to common			9,739,912	9,740			1,216,302			1,226,042

Other comprehensive income/(loss): foreign translation adjustment								(2,402)		(2,402)

Net loss									(1,628,942)	(1,628,942)

Balance at March 31, 2013	73,875.09	$13,470,176	228,948,385	$228,949	1,634,015	$1,634	$88,795,394	$(15,064)	$(100,947,819)	$(11,936,906)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January
	22, 1997 (date of	Three months	Three months
	inception) to March 31, 2013	Ended March 31, 2013	ended March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(89,439,367)	$(1,628,942)	$(1,426,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	30,000	—	—
Depreciation and amortization	2,518,166	14,145	10,707
Amortization of debt discount	2,644,504	178,775	344,450
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	2,794,088	225,900	532
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Accounts receivable	(114,604)	(62,825)	(3,712)
Inventories	(555,260)	127,112	(37,541)
Prepaid expenses and other current assets	(365,790)	381,851	(3,340)
Other assets	(56,395)	(9,442)	—
Accounts payable and accrued expenses	3,069,769	(36,035)	43,175
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(67,003,317)	(809,461)	(1,072,325)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,422,996)	(2,186)	—
Patent costs	(498,514)	—	(11,280)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,521,187)	(2,186)	(11,280)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock	9,579,040	—	—
Equity contributions - net of fees incurred	50,521,311	450,000	1,000,001
Proceeds from borrowings	11,888,881	—	700,000
Proceeds from subscription receivables	499,395	—	—
Proceeds from exercise of stock options	15,746	—	—

Net cash provided by financing activities	72,904,863	450,000	1,700,001
Effect of exchange rates on cash	(15,064)	(2,402)	—
Net change in cash and cash equivalents	1,365,295	(364,049)	616,396

Cash and cash equivalents - beginning of period	—	1,729,344	1,186,653

Cash and cash equivalents - end of period	$1,365,295	$1,365,295	$1,803,049

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,644,505	$—	$87,700

Fair value of shares issued as costs of raising capital	$593,899	$10,413	$188,274

Note payable principal and interest conversion to equity	$13,175,491	$1,226,042	$395,154

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance preferred stock	$768,063	$—	$—

Preferred stock dividends	$11,508,452	$586,417	$663,917

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the three months ended March 31, 2013 and 2012, -0- and 131.56 Series B Preferred Shares were converted into -0- and 363,425 Common shares, respectively. During the three months ended March 31, 2013 and 2012, -0- and -0- Series A Preferred Shares were converted into -0- and -0- Common shares, respectively. For the period from January 22, 1997 (date of inception) to March 31, 2013, 22,576.18 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,364,597 and 43,728,457 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2013

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2013. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2013 and the results of its operations and cash flows for the three month periods ended March 31, 2013 and 2012, and for the period January 22, 1997 (date of inception) to March 31, 2013. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012 as included in the Company’s Form 10-K filed with the Commission on April 03, 2013.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2013 of $100,947,819. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. We believe that we have sufficient cash to fund our operations into the third quarter of 2013, following which we will need additional funding before we can complete additional clinical studies and commercialize our products. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company is a development stage company and has not yet generated significant revenues from inception to March 31, 2013. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance, sales and operational strategic planning. Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

The Company has developed an intellectual property portfolio, including 32 issued U.S. patents, and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary CytoSorbents, Inc., is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb® device, and in June 2012, officially launched CytoSorb® for commercial sale in Germany and later in Austria and Switzerland with a small direct sales force. As of March 31, 2013, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at March 31, 2013 and December 31, 2012.

Inventories

Inventories are valued at the lower of cost or market. At March 31, 2013 and December 31, 2012 the Company’s inventory was comprised of finished goods, which amounted to $402,001 and $438,790, respectively, work in process which amounted to $110,400 and $194,880, respectively and raw materials, which amounted to $42,859 and $48,702, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at December 31, 2012 or 2011. The Company files tax returns in the U.S. with both federal and state jurisdictions and in other countries as required. The Company currently has no open years prior to December 31, 2009 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

Shipping and Handling Costs

The Company records shipping and handling costs in Research and Development. Total freight costs amounted to approximately $10,000 and $23,000 for the three months ended March 31, 2013 and March 31, 2012 respectively.

Reclassifications

Certain items for the periods ended March 31, 2013 and 2012 have been reclassified to conform to the presentation at March 31, 2013. There was no change in net income as a result of these reclassifications.

3. CONVERTIBLE NOTES

At December 31, 2012 the Company had Convertible Notes totaling $926,225 net of debt discount of $178,775 outstanding. During February 2013 all outstanding Convertible Notes plus accrued interest at 8% were converted into 9,739,912 Common Shares and debt discount was charged to interest expense.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the three months ended March 31, 2013, the Company recorded non-cash stock dividends totaling $586,417 in connection with the issuance of 1,801.83 shares of Series B Preferred Stock and 39,851 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of March 31, 2013.

During the three months ended March 31, 2013, the Company incurred stock-based compensation expense due to the issuance of stock options, and amortization of unvested stock options. The aggregate expense for the three months ended March 31, 2013 is approximately $225,900.

The summary of the stock option activity for the three months ended March 31, 2013 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2013	36,667,616	$0.23	6.1
Granted	1,930,000	$0.11	7.8
Cancelled	(9,402)	$2.01	—
Exercised	—	$—	—
Outstanding March 31, 2013	38,588,214	$0.23	5.9

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.106 to $0.168 per share) and expected life of the stock option ( ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 28 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (0.8 to 1.9 percent) for the term of the stock option.

At March 31, 2013, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $1,130,000.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2013 is as follows:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value

Non-vested, January 1, 2013	7,394,000	$0.05
Granted	1,930,000	$0.05
Cancelled	—	—
Vested	(5,451,000)	$0.05

Non-vested, March 31, 2013	3,873,000	$0.05

As of March 31, 2013, approximately $115,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.14 years. Due to the uncertainty over whether approximately 1,050,000 options granted during the year ended December 31, 2010 will vest based on performance milestones in the Company’s long term incentive plan, no charge for these options has been recorded in the consolidated statements of operations for the three months ended March 31, 2013. The grant date fair value of these unvested options amounts to approximately $50,400. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

As of March 31, 2013, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

3,986,429	$0.04	June 25, 2013
397,825	$0.04	September 30, 2014
1,750,000	$0.10	August 16, 2015
1,600,000	$0.13	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.13	October 22, 2015
163,333	$0.15	October 22, 2015
625,000	$0.10	November 2, 2015
250,000	$0.13	November 2, 2015
208,334	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.13	November 19, 2015
166,667	$0.15	November 19, 2015
240,125	$1.25	October 24, 2016
5,000,000	$0.10	February 15, 2016
2,200,000	$0.13	February 15, 2016
1,833,333	$0.15	February 15, 2016
1,166,667	$0.18	February 10, 2017
22,307,046

During the three months ended March 31, 2013 Convertible Notes in the principal and accrued interest amount of $1,226,042 were converted into 9,739,912 Common shares.

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

During the three months ended March 31, 2013 the Company received approximately $450,000 as proceeds from the sale of 4,154,435 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.108 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 86,535 shares of Common Stock as additional Commitment Fee shares. The fair value of the Commitment shares of approximately $10,000 has been recorded as a cost of raising capital.

As of March 31, 2013 $4,550,000 remained available under the Purchase Agreement with LPC. The Purchase Agreement terminates in August 2014.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the three months ended March 31, 2013 the Company has accrued royalty costs of approximately $5,000.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2013 per the terms of the license agreement the Company has accrued royalty costs of approximately $5,000.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through March 31, 2013 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2013 and 2012 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 60,895,000 and 62,994,000 incremental shares at March 31, 2013 and 2012, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing approximately 205,496,000 and 186,225,000 incremental shares at March 31, 2013 and 2012, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately -0- and 12,197,000 incremental shares at March 31, 2013 and 2012, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of the issuance of this report.

During April and May, the Company received approximately $100,000 as proceeds from the sale of 911,205 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.11 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 19,230 shares of Common Stock as additional Commitment Fee shares.

On April 3, 2013, the BOD approved a 2013 Stock Option Grant totaling 10,305,000 options, available in part to all eligible employees of the Company, that vests only with the achievement of certain pre-determined milestones relating to commercialization of CytoSorb®, financing, strategic partnerships, and product development.  In addition, a pool of 22,750,000 shares of restricted stock was allocated, but not awarded, to only awarded with the achievement of certain long-term milestones.  Should these long-term milestones not be met in 2013, these restricted shares would be cancelled.

On April 11, 2013, the Company announced the award of an additional Phase I SBIR option, valued at $50,000 over 2 months, related to its previously announced Phase I and Phase II award to develop its technologies for the treatment of burn injury and trauma, from the U.S. Army Medical Research and Materiel Command.

On April 15, 2013, the Company announced the hiring of Christopher Cramer, MS, MBA as Vice President of Business Development.  Mr. Cramer brings more than 15 years of business development and commercial experience in the medical device field.  Most recently, Mr. Cramer was Senior Director of Venture Development at Johnson & Johnson, a manufacturer and multi-national distributor of pharmaceutical, medical devices and consumer products with over $67 billion in annual worldwide sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Plan of Operations

The Company plans to do larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

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

In December 2011 and September 2012, the U.S. Army Medical Research and Materiel Command awarded CytoSorbents a $100,000 Phase I SBIR (Small Business Innovation Research), and a $1 million Phase II SBIR contract, respectively, to develop our technologies for the treatment of trauma and burn injury. During 2012, we received the full amount of the Phase I SBIR contract and are in the process of finalizing the Phase II SBIR contract with the granting agency.

Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

Results of Operations

Comparison for the Three Months Ended March 31, 2013 and 2012

Revenues

CytoSorbents generated revenues of approximately $371,000 and $50,000 for the three month periods ended March 31, 2013 and 2012 respectively. Product revenues of approximately $176,000 and $17,000 in the current three month periods ending March 31, 2013 and 2012 respectively were part of a direct sales effort to hospitals in Germany, Austria and Switzerland with a four person sales force in place only since August 2012, and an exploration of sales to distributor networks in other parts of Europe, versus an initial test market phase of CytoSorb in Germany. Additionally, grant revenue and other income approximated $195,000 and $33,000 for the three month periods ended March 31, 2013 and 2012 respectively. Product gross margins were approximately 61.5% for the quarter. Overall gross margins were approximately 31.7%, negatively impacted by the high cost materials and labor related to grant income.

Expenses

Our research and development costs were, approximately $704,000 and $633,000, for the three months ended March 31, 2013 and 2012 respectively. This represents an increase of approximately 11.3% or $71,000 primarily due to net decreases in expenditures related to our completed sepsis study and clinical and research programs of approximately $68,000, patent costs of $20,000 and lab supplies of $28,000 that were partially offset by increases in rent expenses of approximately $37,000, salaries of approximately $46,000 and option expenses of $104,000.

Our legal, financial and other consulting costs were $223,000 and $161,000 for the three months ended March 31, 2013 and 2012 respectively. This represents an increase of approximately 38.1%, or approximately $61,000 for the three months ended March 31, 2013 compared to the same time period in 2012. This is primarily comprised of an increase in legal fees of approximately $25,000 associated with patent review related costs, contract related legal fees of approximately $28,000 and approximately $7,000 in accounting fees which were associated with annual audit fees.

Our general and administrative costs were $613,000 and $269,000 for the three months ended March 31, 2013 and 2012 respectively. This represents an increase of approximately 127.5%, or approximately $344,000 for the three months ended March 31, 2013 compared to the same time period in 2012. This is primarily due to increases in costs related to commencing our European sales operations of approximately $170,000, an increase in salaries and payroll taxes of approximately $20,000, increases in medical insurance payments totaling approximately $15,000 and option expenses of $114,000.

Our net interest expenses were approximately $207,000 and $359,000 for the three months ended March 31, 2013 and 2012 respectively. This represents a decrease of approximately 42.5% or $153,000 for the three months ended March 31, 2013 compared to the same time period in 2012. The decrease is primarily due to a decrease of approximately $153,000 in non-cash related charges associated with the amortization of debt discount, which is presented in the net interest expenses category of our statement of operations.

We have experienced substantial operating losses since inception. As of March 31, 2013, we had a deficit accumulated during the development stage of approximately $100,948,000, which included losses of approximately $1,629,000 and $1,427,000 for the three month periods ended March 31, 2013 and 2012, respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were approximately $1,317,000 and $902,000 for the three month periods ended March 31, 2013.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of our debt and equity securities. At December 31, 2012, we had cash of approximately $1,729,000 and current liabilities of approximately $2,077,000. As of March 31, 2013, we had cash on hand of approximately $1,365,000 and current liabilities of approximately $993,000.

We believe that we have sufficient cash to fund our operations into the third quarter of 2013, following which we will need additional funding before we can complete additional clinical studies and commercialize our products. The SEC approved a registration statement for common stock filed for the funding agreement with Lincoln Park Capital Fund LLC (“LPC”). Subject to minimum pricing restrictions per the terms of the funding agreement, Management believes that the Company will be able to receive ongoing funding per the terms of this purchase agreement (See Note 9 to the Company’s Annual Report on Form 10-K filed with the Commission on April 03, 2013). The agreement with LPC has the potential to significantly extend the time that we may be able to fund our operations, provided that our share price remains at or above $0.10.

During April and May 2013, the Company received approximately $100,000 as proceeds from the sale of 911,205 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.110 per share of Common Stock. Per the terms of the Purchase Agreement the Company also issued an additional 19,230 shares of Common Stock as additional Commitment Fee shares.

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

In addition, the Company received approximately $187,000 from the Defense Advanced Research Projects Agency (DARPA) in Q1 2013 following achievement of initial milestones of a five year technology development contract valued at $3.8 million, that was awarded in August 2012. The Company is eligible, pending achievement of certain development milestones in this “Dialysis-Like Therapeutics” initiative to treat sepsis, to receive up to $1.5 million (of the $3.8 million contract) in payments in the first 12 months of this contract, of which nearly $1.3 million has been received as of Q1 2013.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2013 of approximately $100,947,819. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of March 31, 2013.

Therefore, our internal controls over financial reporting were not effective as of March 31, 2013 based on the material weaknesses described below:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schedule

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

CYTOSORBENTS CORPORATION

Dated: May 15, 2013	By:	/s/ Phillip Chan
Name: Phillip Chan
Title: Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Ronald E. Berger
Name: Ronald E Berger, CPA
Title: Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

