Form 10-Q
period 2013-06-30
Cytosorbents Corp
filed 2013-08-14
CIK 1175151

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 12, 2013 there were 245,140,616 shares of the issuer’s common stock, par value $0.001, outstanding.

CytoSorbents Corporation

(a development stage company)

FORM 10-Q

June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,870,612	$1,729,344
Accounts receivable, net of allowance for doubtful accounts at $-0-	84,065	51,779
Inventories	476,550	682,372
Prepaid expenses and other current assets	155,673	476,093

Total current assets	2,586,900	2,939,588

Property and equipment – net	142,679	145,600

Other assets	251,432	254,220

Total long-term assets	394,111	399,820

Total Assets	$2,981,011	$3,339,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$720,560	$800,670
Accrued expenses and other current liabilities	471,337	349,841
Convertible notes payable, net of debt discount in the amount of $185,893 at June 30, 2013 and $178,775 at December 31, 2012	912,107	926,225

Total current liabilities	2,104,004	2,076,736

Total liabilities	2,104,004	2,076,736

Redeemable Series B Convertible Preferred Stock, par value $0.001, 200,000 shares authorized at June 30, 2013 and December 31, 2012, respectively, 75,523.69 and 72,073.26 issued and outstanding , respectively	14,062,012	12,887,817

Stockholders’ Equity (Deficit):

10% Series A Convertible Preferred Stock, par value $0.001, 12,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 1,674,866 and 1,594,164 shares issued and outstanding, respectively	1,675	1,594
Common Stock, par value $0.001, 800,000,000 shares authorized at June 30, 2013 and 500,000,000 shares authorized at December 31, 2012, 234,402,063 and 214,967,503 shares issued and outstanding, respectively	234,402	214,968
Additional paid-in capital	89,574,145	86,903,415
Deficit accumulated during the development stage	(102,979,296)	(98,732,460)
Accumulated other comprehensive loss	(15,931)	(12,662)
Total stockholders' equity	(13,185,005)	(11,625,145)

Total Liabilities and Stockholders' Equity	$2,981,011	$3,339,408

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2013	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Sales	$491,719	$304,067	$49,935	$127,969	$33,042
Grant and other income	2,550,553	358,746	83,333	163,514	50,000
Total revenue	3,042,272	662,813	133,268	291,483	83,042

Cost of revenue	1,286,937	453,066	20,160	199,555	10,080
Gross profit	1,755,335	209,747	113,108	91,928	72,962

Other Expenses:
Research and development	55,341,759	1,412,300	1,392,364	708,159	715,750
Legal, financial and other consulting	8,997,674	412,539	234,827	189,793	73,535
Selling, general and administrative	27,625,191	1,213,980	562,646	600,818	293,180
Change in fair value of management incentive units	(6,055,483)	—	—	—	—

Total expenses	85,909,141	3,038,819	2,189,837	1,498,770	1,082,465

Loss from operations	(84,153,806)	(2,829,072)	(2,076,729)	(1,406,842)	(1,009,503)

Other (income)/expense:
Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest (income)/expense, net	7,516,409	214,859	397,177	8,147	37,807
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Total other (income) expense, net	7,639,624	214,859	397,177	8,147	37,807

Loss before benefit from income taxes	(91,793,430)	(3,043,931)	(2,473,906)	(1,414,989)	(1,047,310)

Benefit from income taxes	(939,074)	—	—	—	—
Net loss	(90,854,356)	(3,043,931)	(2,473,906)	(1,414,989)	(1,047,310)
Preferred stock dividend	12,124,940	1,202,905	1,241,121	616,488	577,204
Net Loss available to common shareholders	$(102,979,296)	$(4,246,836)	$(3,715,027)	$(2,031,477)	$(1,624,514)

Basic and diluted net loss per common share		$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding		227,299,644	187,795,284	231,583,119	194,439,923

Net loss	$(90,854,356)	$(3,043,931)	$(2,473,906)	$(1,414,989)	$(1,047,310)

Other comprehensive loss: Currency translation adjustment	(15,931)	(3,269)	—	(867)	—
Comprehensive loss	$(90,870,287)	$(3,047,200)	$(2,473,906)	$(1,415,856)	$(1,047,310)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Period from December 31, 2012 to June 30, 2013 (Unaudited)
	Series B							Accumulated	Deficit
	Redeemable Convertible							Other	Accumulated
	Preferred Stock		Common Stock		Preferred Stock A		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Par value	Shares	Par Value	Capital	Loss	Stage	Equity (Deficit)

Balance at December 31, 2012	72,073.26	$12,887,817	214,967,503	$214,968	1,594,164	$1,594	$86,903,415	$(12,662)	$(98,732,460)	$(11,625,145)

Stock based compensation - employees, consultants and directors							266,490			266,490

Issuance of common stock for services rendered			500,000	500			64,968			65,468

Issuance of Series A Preferred Stock as dividends					80,702	81	8,243		(8,324)	—

Issuance of Series B Preferred Stock as dividends	3,648.70	1,194,581							(1,194,581)	(1,194,581)

Conversion of Series A and Series B Preferred into Common	(198.27)	(20,386)	547,707	548			19,838			20,386

Issuance of common stock for cash			8,150,204	8,150			891,817			899,967

Conversion of convertible notes to common			9,739,912	9,740			1,216,302			1,226,042

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes							188,468			188,468

Exercise of stock options			496,737	496			14,604			15,100

Other comprehensive income/(loss): foreign translation adjustment								(3,269)		(3,269)

Net loss									(3,043,931)	(3,043,931)

Balance at June 30, 2013	75,523.69	$14,062,012	234,402,063	$234,402	1,674,866	$1,675	$89,574,145	$(15,931)	$(102,979,296)	$(13,185,005)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January
	22,1997 (date of inception) to	Six months Ended	Six months ended
	June 30, 2013	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(90,854,356)	$(3,043,931)	$(2,473,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	95,468	65,468	—
Depreciation and amortization	2,535,606	31,585	21,415
Amortization of debt discount	2,647,079	181,350	382,478
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	2,834,678	266,490	4,532
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Accounts receivable	(84,065)	(32,286)	(7,316)
Inventories	(476,550)	205,822	(104,236)
Prepaid expenses and other current assets	(427,221)	320,420	(102,340)
Other assets	(37,511)	9,442	—
Accounts payable and accrued expenses	3,268,232	162,428	60,581
Accrued interest expense	1,823,103	—	—

Net cash used by operating activities	(68,027,068)	(1,833,212)	(2,218,792)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,443,359)	(22,549)	(1,065)
Patent costs	(511,283)	(12,769)	(24,957)
Purchases of short-term investments	(393,607)	—	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,554,319)	(35,318)	(26,022)

Cash flows from financing activities:
Proceeds from issuance of common stock	400,490	—	—
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	50,971,278	899,967	2,100,000
Proceeds from borrowings	12,986,881	1,098,000	700,000
Proceeds from exercise of stock options	514,495	15,100	—
Proceeds from subscription receivables	15,746	—	—

Net cash provided by financing activities	74,467,930	2,013,067	2,800,000
Effect of exchange rates on cash	(15,931)	(3,269)	—

Net change in cash and cash equivalents	1,870,612	141,268	555,186

Cash and cash equivalents – beginning of period	—	1,729,344	1,186,653

Cash and cash equivalents - end of period	$1,870,612	$1,870,612	$1,741,839

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,832,973	$188,468	$87,700

Fair value of shares issued as costs of raising capital	$604,118	$20,632	$213,584

Note payable principal and interest conversion to equity	$13,175,491	$1,226,042	$395,153

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$—

Preferred stock dividends	$12,124,940	$1,202,905	$1,241,121

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the six months ended June 30, 2013 and 2012, 198.27 and 140.87 Series B Preferred Shares were converted into 547,707 and 388,603 Common shares, respectively. During the six months ended June 30, 2013 and 2012, -0- and 3,003 Series A Preferred Shares were converted into -0- and 30,030 Common shares, respectively. For the period from January 22, 1997 (date of inception) to June 30, 2013, 22,774.45 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,912,304 and 43,728,457 Common Shares, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2013

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2013. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2013 and the results of its operations and cash flows for the six and three month periods ended June 30, 2013 and 2012, and for the period January 22, 1997 (date of inception) to June 30, 2013. Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012 as included in the Company’s Form 10-K filed with the Commission on April 03, 2013.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2013 of $102,979,296. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. We believe that we have sufficient cash to fund our operations into the fourth quarter of 2013, following which we will need additional funding before we can complete additional clinical studies and continue to commercialize our products. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company is a development stage company and has not yet generated significant revenues from inception to June 30, 2013. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance, sales and operational strategic planning. Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

The Company has developed an intellectual property portfolio, including 32 issued U.S. patents, and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary CytoSorbents, Inc., is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb® device, and in June 2012, officially launched CytoSorb® for commercial sale in Germany and later in Austria and Switzerland with a small direct sales force. As of June 30, 2013, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at June 30, 2013 and December 31, 2012.

Inventories

Inventories are valued at the lower of cost or market. At June 30, 2013 and December 31, 2012 the Company’s inventory was comprised of finished goods, which amounted to approximately $331,000 and $439,000, respectively, work in process which amounted to approximately $113,000 and $195,000, respectively and raw materials, which amounted to approximately $33,000 and $49,000, respectively.

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

Revenue Recognition

Product Sales: Revenues from sales of products are recognized at the time of delivery when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations.

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, while other agreements provide for reimbursement of costs and an overhead margin. Revenues are recognized when milestones have been achieved and revenues have been earned. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code, the net operating losses generated prior to the reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership.

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

Effects of Recent Accounting Pronouncements

There have been no recently issued accounting standards, which would have a material impact on the Company’s financial statements.

Reclassifications

Certain items for the periods ended June 30, 2012 have been reclassified to conform to the presentation at June 30, 2013. There was no change in net income as a result of these reclassifications.

3. CONVERTIBLE NOTES

On June 21, 2013 (the “Closing Date”), the Company issued convertible notes to certain accredited investors (the “Purchasers”), whereby the Company agreed to sell and the Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $1,098,000 (the “Notes”). The Notes mature one (1) year from the Closing Date (the “Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price of $0.125 at maturity or earlier at the option of the Purchaser. Full conversion of the principal value of the Notes would result in the issuance of 8,784,000 shares of Common Stock. In connection with the issuance of the Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $0.15 per share (the “Warrants”).

At June 30, 2013, the Company had Convertible Notes totaling $912,107 net of debt discount of $185,893. The Notes do not contain anti-dilution provisions and the Company is not required to repay the Notes in cash. Additionally, there are no registration rights on the common stock underlying the Notes or Warrants.

At December 31, 2012 the Company had Convertible Notes totaling $926,225 net of debt discount of $178,775 outstanding. In February 2013 all outstanding Convertible Notes plus accrued interest at 8% were converted into 9,739,912 Common Shares and debt discount was charged to interest expense.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connections with the promissory note issuances during the periods ended June 30, 2013 and 2012 the Company received proceeds of $1,098,000 and $700,000, respectively. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows for the $1,098,000: $994,982 was allocated to the promissory notes and $103,018 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $85,450. For the $700,000, $612,300 was allocated to the promissory notes and $38,788 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $48,912. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes. During the six months ended June 30, 2012 Convertible Notes in the principal and accrued interest amount of $395,153 were converted into 3,951,540 Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $235,762.

4. STOCKHOLDERS' EQUITY (DEFICIT)

During the six months ended June 30, 2013, the Company recorded non-cash stock dividends totaling approximately $1,203,000 in connection with the issuance of 3,648.70 shares of Series B Preferred Stock and 80,702 shares of Series A Preferred Stock.

During the six months ended June 30, 2013, the Company incurred stock-based compensation expense due to the issuance of stock options, and amortization of unvested stock options. The aggregate expense for the six months ended June 30, 2013 is approximately $266,990.

The summary of the stock option activity for the six months ended June 30, 2013 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)
Outstanding, January 1, 2013	36,667,616	$0.23	6.1
Granted	13,985,000	$0.11	6.0
Cancelled	(2,235,000)	$0.12	—
Exercised	(496,737)	$0.04	—
Expired	(9,402)	$2.01	—
Outstanding June 30, 2013	47,911,477	$0.20	5.6

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.106 to $0.168 per share) and expected life of the stock option (ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 28 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (0.8 to 1.9 percent) for the term of the stock option. At June 30, 2013, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $1,169,000.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2013 is as follows:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value
Non-vested, January 1, 2013	7,394,000	$0.05
Granted	13,985,000	$0.03
Cancelled	(2,035,000)	$0.06
Vested	(5,776,000)	$0.05
Non-vested, June 30, 2013	13,568,000	$0.03

As of June 30, 2013, approximately $131,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.82 years. On April 3, 2013, the BOD approved a 2013 Stock Option Grant totaling 10,305,000 options, available in part to all eligible employees of the Company, that vests only with the achievement of certain pre-determined milestones relating to commercialization of CytoSorb®, financing, business development, and product development. Due to the uncertainty over whether approximately 9,455,000 of the 10,305,000 options granted will vest, no charge for these options has been recorded in the consolidated statements of operations for the six months ended June 30, 2013. The grant date fair value of these unvested options amounts to approximately $284,000. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

In addition, a pool of 22,750,000 shares of restricted stock was allocated, but not awarded, to only be awarded with the achievement of certain long-term milestones. Should these long-term milestones not be met in 2013, these restricted shares would be cancelled.

As of June 30, 2013, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date

3,986,429	$0.04	July 25, 2013
397,825	$0.04	September 30, 2014
1,750,000	$0.10	August 16, 2015
1,600,000	$0.13	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.13	October 22, 2015
163,333	$0.15	October 22, 2015
625,000	$0.10	November 2, 2015
250,000	$0.13	November 2, 2015
208,334	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.13	November 19, 2015
166,667	$0.15	November 19, 2015
5,000,000	$0.10	February 15, 2016
2,200,000	$0.13	February 15, 2016
1,833,333	$0.15	February 15, 2016
240,125	$1.25	October 24, 2016
1,166,667	$0.18	February 10, 2017
4,392,000	$0.15	June 21, 2018
26,699,046

During the first quarter of 2013, Convertible Notes in the principal and accrued interest amount of $1,226,042 were converted into 9,739,912 Common shares.

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

During the six months ended June 30, 2013 the Company received approximately $900,000 as proceeds from the sale of approximately 8,144,000 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of approximately $0.113 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional approximately 173,000 shares of Common Stock as additional Commitment Fee shares. The fair value of the Commitment shares of approximately $20,000 has been recorded as a cost of raising capital.

As of June 30, 2013, $4,050,000 remained available under the Purchase Agreement with LPC. The Purchase Agreement terminates in August 2014.

5. COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is currently in the process of renewing employment agreements with its Chief Executive Officer and its Chief Operating Officer.

On May 7, 2013, the Company entered into an employment agreement with Kathleen P. Bloch to become the Company’s Chief Financial Officer. Ms. Bloch’s employment agreement states that she will perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determines. The agreement commences on May 29, 2013 and expires on May 31, 2014 and calls for an initial base salary of $200,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. As a signing bonus, Ms. Bloch was also given a ten-year option to purchase 1,000,000 shares of the Company’s common stock. This option vests in equal installments over the next two years: 500,000 options at the 12 month anniversary, and 500,000 options at 24 month anniversary of the signing of this employment agreement, provided that Ms. Bloch remains a full-time employee of the Company.

Litigation

The Company is currently not involved, but may at times be involved in various claims and legal actions. Management is currently of the opinion that these claims and legal actions would have no merit, and any ultimate outcome will not have a material adverse impact on the consolidated financial position of the Company and/or the results of its operations.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the six months ended June 30, 2013 the Company has recorded royalty costs of approximately $11,800.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the six months ended June 30, 2013 per the terms of the license agreement the Company has recorded royalty costs of approximately $7,600.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through June 30, 2013 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

6. NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the six months ended June 30, 2013 and 2012 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 75,510,523 and 63,394,000 incremental shares at June 30, 2013 and 2012, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing approximately 210,634,000 and 190,824,000 incremental shares at June 30, 2013 and 2012, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 8,784,000 and 14,530,000 incremental shares at June 30, 2013 and 2012, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of the issuance of this report.

From July 1, 2013 through August 12, 2013 the Company received approximately $700,000 as proceeds from the sale of 6,557,514 shares of Common Stock per the terms of the Purchase Agreement with LPC at an average price of $0.107 per share of Common. Per the terms of the Purchase Agreement the Company also issued an additional 134,610 shares of Common Stock as additional Commitment Fee shares.

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

Overview

CytoSorbents Corporation (the “Company”) is a development stage critical care focused company using blood purification to treat disease. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending.

In March 2011, we received E.U. regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb®, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of the CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g. mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

Our CE Mark enables CytoSorb® to be sold throughout the entire European Union. In addition, many countries outside the E.U. accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, and many other conditions where cytokine-induced inflammation plays a detrimental role.

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

In addition to CE Mark approval, CytoSorbents also achieved ISO 13485 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the E.U. and for additional clinical studies. The Company also established a reimbursement path for CytoSorb® in Germany and Austria.

Plan of Operations

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

We seek to further complement our direct sales efforts with sales to distributors or corporate partners. In 2013, we reached an agreement with distributors in the United Kingdom and Turkey and we are in negotiation with and evaluating other potential distributor networks in other major countries where we are approved to market the device.

We are currently conducting a dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used for longer periods of time. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study.

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

The Company’s proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb® - an extracorporeal hemoperfusion cartridge approved in the E.U. for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	HemoDefend™ – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal is to reduce transfusion reactions and improve the safety of older blood

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal is to prevent contrast-induced nephropathy

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g. drug overdose, high dose regional chemotherapy, etc.)

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal is to improve the efficacy of dialysis or hemofiltration

Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

The Company has been successful in obtaining technology development contracts and support from agencies in the U.S. Department of Defense, including DARPA, the U.S. Army, and the U.S. Air Force.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The FDA has approved our Investigational Device Exemption (IDE) application for this study, which is anticipated to commence this year.

Following successful contract negotiations in June 2013, the Company began work on its previously announced $1 million Phase II SBIR U.S. Army contract to further develop its technology for the treatment of burn injury and trauma in animal models. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038 and has now received committed funding of $1.15 million to date.

In August 2012, the Company was awarded a $3.8 million contract by the Defense Advanced Research Projects Agency (DARPA) for its “Dialysis-Like Therapeutics” program to treat sepsis. This five-year contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is one of several technology developers, including corporate and academic institutions such as Harvard University’s Wyss Institute, the Massachusetts Institute of Technology, University of Washington, and Aethlon Medical, and others that have been selected and funded by DARPA. CytoSorbents has begun work on Year 2 milestones and is currently working with the recently announced systems integrators, Battelle Laboratories, and its subcontractor, NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

Results of Operations

Comparison for the six months ended June 30, 2013 and 2012:

Revenues:

For the six months ended June 30, 2013, the Company generated revenue of approximately $663,000 as compared to revenues of approximately $133,000, for the six months ended 2012, an increase of 497%. Revenue from product sales was approximately $304,000 in the first half of 2013, as compared to approximately $50,000 in the first half of 2012, an increase of 609%. This increase in sales is a result of the establishment in August 2012 of a four person direct sales force covering Germany, Austria and Switzerland, as well as sales to distributors in other parts of Europe and the Middle East. Product gross margins were approximately 60% for the six months ended June 30, 2013. Revenue from grants was approximately $359,000 in the first half of 2013, as compared to approximately $83,000 in the first half of 2012.

Expenses:

For the six months ended June 30, 2013, our research and development expenses were approximately $1,412,000 as compared to research and development expenses of approximately $1,392,000 for the six months ended June 30, 2012. The increase of approximately $20,000 in research and development expenses was primarily due to, increased option expenses of approximately $98,000 and increases in medical conference costs of approximately $29,000 offset by decreases in patent related costs of approximately $42,000 and decreases in clinical and research programs of approximately $58,000.

Legal, financial and other consulting expenses were approximately $413,000 for the six months ended June 30, 2013 as compared to approximately $235,000 for the six months ended June 30, 2012. The increase of approximately $179,000 was due to increased accounting fees related to government filings and temporary employment of approximately $98,000, legal fees associated with patent review related costs of approximately $26,000 and consulting fees related to new systems totaling approximately $58,000.

Selling, general, and administrative expenses were approximately $1,214,000 for the six months ended June 30, 2013 as compared to approximately $563,000 for the six months ending June 30, 2012. The increase in selling, general, and administrative expenses was primarily due to the addition of our German sales team in August 2012 of approximately $458,000, investment and public relations consulting fees of approximately $33,000, and increased option expenses of approximately $150,000.

For the six months ended June 30, 2013, our interest expense was approximately $215,000 as compared to interest expense of approximately $397,000 for the six months ended June 30, 2012. The decrease was principally due to the maturity of convertible notes in February 2013 and the related reduction in non-cash charges associated with the amortization of debt discount on the convertible notes.

We have experienced substantial operating losses since inception. As of June 30, 2013, we had a deficit accumulated during the development stage of approximately $102,979,000 which included losses of approximately $3,044,000 and $2,474,000 for the six month periods ended June 30, 2013 and 2012 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Comparison for the three months ended June 30, 2013 and 2012:

Revenues:

CytoSorbents generated revenues of approximately $291,000 and $83,000 for the three months ending June 30, 2013 and June 30, 2012, respectively. Product revenues were approximately $128,000 for the quarter ended June 30, 2013, as compared to product revenues of $33,000 for the three months ended June 30, 2012. This increase in product revenues was a result of our direct sales effort to hospitals in Germany, Austria and Switzerland with a four person sales force in place beginning in 2012, as well as sales to distributors in Turkey and the United Kingdom. Additionally, grant revenue and other income approximated $164,000 and $50,000 for the three month periods ended June 30, 2013 and 2012 respectively. Product gross margins were approximately 61.3% for the quarter ended June 30, 2013. Overall gross margins were approximately 31.5% for the quarter ended June 30, 2013, impacted by the high cost of materials and labor related to grant income.

Expenses:

For the three months ending June 30, 2013, our research and development costs were approximately $708,000, as compared to research and development costs of approximately $716,000, for the three months ended June 30, 2013. The decrease of approximately $8,000 or 1.1% was primarily due to net decreases in expenditures related to our completed sepsis study and clinical trial of approximately $22,000, patent costs of $21,000 and lab supplies of $55,000 that were partially offset by increases in insurance expenses of approximately $24,000, salaries of approximately $22,000 and production costs of approximately $49,000.

Legal, financial and other consulting costs were approximately $190,000 for the three months ending June 30, 2013 as compared to legal financial and other consulting costs of approximately $74,000 for the three months ended June 30, 2012. This increase of approximately $116,000 was primarily due to increased accounting fees related to government filings and temporary employment of approximately $70,000 and consulting fees related to new systems totaling approximately $46,000.

Our general and administrative costs were approximately $601,000 for the three months ended June 30, 2013 compared to approximately $293,000, an increase of approximately $308,000. This was primarily due to increases in costs related to commencing our European sales operations of approximately $230,000, investor and public relations consulting fees of approximately $33,000, and option expenses of approximately $37,000.

For the three months ending June 30, 2013, the Company’s net interest expense was approximately $8,000, as compared to net interest expense of approximately $38,000 for the three months ended June 30, 2012. The decrease in net interest expense is primarily due to a reduction of approximately $38,000 in non-cash related charges associated with the amortization of debt discount, which is presented in the net interest expenses category of our Consolidated Statement of Operations.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of the Company’s debt and equity securities. As of June 30, 2013, we had cash on hand of approximately $1,871,000 and current liabilities of approximately $2,104,000. At December 31, 2012, we had cash of approximately $1,729,000 and current liabilities of approximately $2,077,000.

We believe that we have sufficient cash to fund our operations into the fourth quarter of 2013, following which we will need additional funding to permit us to complete additional clinical studies and to continue to commercialize our products. We will need to rely on additional funding to support our operations into the future. We expect to receive such required funding from grant revenue, issuance of new debt and/or equity securities, and sales of our shares to Lincoln Park Capital Fund LLC (“LPC”). (See Note 9 to the Company’s Annual Report on Form 10-K filed with the Commission on April 03, 2013).

Lincoln Park Capital Fund LLC Purchase Agreement

Under the terms of its Purchase Agreement with LPC, in the first six months of 2013, the Company sold approximately 8,144,000 shares of Common Stock to LPC at an average selling price of $0.113 and in return, the Company received proceeds of approximately $900,000. Per the terms of the Purchase Agreement the Company also issued an additional approximately 173,000 shares of Common Stock as additional Commitment Fee shares. As of June 30, 2013, under its current Purchase Agreement with LPC, the Company has the ability to sell up to an additional $4,050,000 of shares of Common Stock.

U.S. Army Medical Research Grant

In June 2013, the Company finalized contract negotiations of a $1 million Phase 2 SBIR award from the U.S. Army Medical Research and Materiel Command to fund the further development of the Company's technologies to treat trauma and burn injury. As of June 30, 2013, following payments to subcontractors, approximately $654,000 of the grant is available to CytoSorbents, subject to the achievement of certain milestones. The Company is exploring potential eligibility in several other government sponsored grant programs which could, if approved, represent a substantial source of non-dilutive funds for our research programs.

DARPA Funding

In addition, in the first six months of 2013, the Company received approximately $305,000 from the Defense Advanced Research Projects Agency (DARPA) following achievement of initial milestones of a five year technology development contract valued at $3.8 million that was awarded in August 2012. In addition, the Company is eligible, pending achievement of certain development milestones in this “Dialysis-Like Therapeutics” initiative to treat sepsis, to receive up to $1,480,000 (of the $3.8 million contract) in payments over the next twelve months.

Convertible Note and Warrant Private Offering

On June 21, 2013 (the “Closing Date”), the Company issued convertible notes to certain accredited investors (the “Purchasers”), whereby the Company agreed to sell and the Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $1,098,000 (the “Notes”). The Notes mature one (1) year from the Closing Date (the “Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price of $0.125 at maturity or earlier at the option of the Purchaser. Full conversion of the principal value of the Notes would result in the issuance of 8,784,000 shares of Common Stock. In connection with the issuance of the Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $0.15 per share (the “Warrants”).

The Notes do not contain anti-dilution provisions and the Company is not required to repay the Notes in cash. Additionally, there are no registration rights on the common stock underlying the Notes or Warrants.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2013 of approximately $102,979,000. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is continuing its fund-raising efforts. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of June 30, 2013.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2013 based on the material weaknesses described below:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee its membership includes some directors who are not independent. Further, we have not identified an audit committee financial expert on our board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	Need for greater integration, oversight, communication and financial reporting of the books and records of our German subsidiary.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately remediate these actions, however, we have been begun to address these matters. On May 29, 2013, we hired Kathleen P. Bloch, CPA, MBA, as our Chief Financial Officer. The Company will take additional remedial action to address the remaining material weaknesses in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

Except as disclosed below, there has been no change in our internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 29, 2013, we hired Kathleen P. Bloch, CPA, MBA, as our Chief Financial Officer. Ms. Bloch has more than 20 years of executive financial experience in both public and private companies. Most recently, she was Chief Financial Officer of Laureate Biopharmaceutical Services, Inc., a leader in biopharmaceutical contract development and manufacturing. Previously, Ms. Bloch was Chief Operating Officer and CFO of PC Group, Inc., a $70 million in revenue, NASDAQ-listed, publicly traded company with a diverse group of holdings, including several medical device subsidiaries. Prior to that, Ms. Bloch was CFO of Silver Line Building Products Corporation for seven years, helping it grow from $100 million in sales, into the world's largest manufacturer of vinyl windows with more than $750 million in revenue, employing over 7,000 people nationwide in 35 states with nine manufacturing facilities. In 2006, she oversaw the acquisition of Silver Line by Andersen Corporation, a leading international manufacturer of windows. Previously, Ms. Bloch was CFO of ERD Waste Corporation, a NASDAQ-listed, publicly-traded environmental services provider, operating in 16 states with more than $60 million in sales. She began her career at Peat Marwick International, which became KPMG LLP, one of the big four accounting firms. Ms. Bloch holds a Master of Business Administration degree and a Bachelor of Science Accounting degree from LaSalle University, and is a Certified Public Accountant.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of April 4, 2013, the Company granted an aggregate amount of 4,320,000 stock options to the following officers/directors/employees in the corresponding amounts and exercisable date schedule below for services rendered or to be rendered:

Name	Amount	Exercise Price	Exercisable Date
Phillip Chan, CEO	1,650,000 stock options	$0.115	The options will become exercisable based on the achievement of certain milestones connected to the Company's operations, subject to approval by the Board of Directors.
Vincent Capponi, COO	1,550,000 stock options	$0.115	The options will become exercisable based on the achievement of certain milestones connected to the Company's operations, subject to approval by the Board of Directors.

Ronald Berger, Controller	370,000 stock options	$0.115	The options will become exercisable based on the achievement of certain milestones connected to the Company's operations, subject to approval by the Board of Directors.
Al Kraus, Chairman	300,000 stock options	$0.115	The options will become exercisable one year from the issuance date.
Joseph Rubin, Director	150,000 stock options	$0.115	The options will become exercisable one year from the issuance date.
Edward Jones, Director	150,000 stock options	$0.115	The options will become exercisable one year from the issuance date.
James Gunton/NJTC Venture Fund, Director	150,000 stock options	$0.115	The options will become exercisable one year from the issuance date.

On May 20, 2013, the Company issued 500,000 shares to a consultant for public relations consulting services rendered. The services were valued at $65,467.74.

Effective as of May 29, 2013, the Company granted Kathleen P. Bloch, the Company’s Chief Financial Officer, an aggregate amount of 1,500,000 stock options for services rendered or to be rendered based on the exercise price and exercisable date below:

Kathleen P. Bloch, CFO	1,500,000 stock options	$0.116 for 1,000,000 stock options $0.115 for 500,000 stock options	1. 500,000 options exercisable on 05/29/2014 and 500,000 options exercisable on 05/29/2015; both options granted on 05/29/2013. 2. The remaining 500,000 options will become exercisable based on the achievement of certain milestones connected to the Company's operations, subject to approval by the Board of Directors.

These securities were issued in a private offering exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act ”).

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

CYTOSORBENTS CORPORATION

Dated: August 14, 2013	By:	/s/ Phillip Chan
Name: Phillip Chan
Title: Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

