Form 10-K
period 2013-12-31
Cytosorbents Corp
filed 2014-03-31
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $27,665,000.

As of March 14, 2014 there were outstanding 298,568,099 shares of common stock, $0.001 par value.

Documents incorporated by reference: None.

CYTOSORBENTS CORPORATION

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

Item 1. Business.

Overview

CytoSorbents is a critical care focused immunotherapy company using blood purification to modulate inflammation - with the goal of preventing or treating multiple organ failure in life-threatening illnesses. Organ failure is the cause of nearly half of all deaths in the intensive care unit, with little to improve clinical outcome. CytoSorb®, the Company’s flagship product, is approved in the European Union as a safe and effective extracorporeal cytokine filter, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb® can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer and cancer cachexia. CytoSorbents’ purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. CytoSorbents has numerous products under development based upon this unique blood purification technology, protected by 32 issued US patents and multiple applications pending, including HemoDefend™, ContrastSorb, DrugSorb, and others. CytoSorbents is a development stage critical care focused company using blood purification to treat disease.

In March 2011, we received European Union (E.U.) regulatory approval under the CE Mark and Medical Devices Directive for CytoSorb® as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of the CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g. mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

Our CE Mark enables CytoSorb® to be sold throughout all 28 countries of the European Union. In addition, many countries outside the E.U. accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, and many other conditions where cytokine-induced inflammation plays a detrimental role.

Cytokines are small proteins that normally stimulate and regulate the immune response. However, in certain diseases, particularly life-threatening conditions commonly seen in the intensive care unit (ICU) such as sepsis and infection, trauma, acute respiratory distress syndrome (ARDS), severe burn injury, liver failure, and acute pancreatitis, cytokines are often produced in vast excess – a condition often called cytokine storm. Left unchecked, this cytokine storm can lead to a severe systemic inflammatory response syndrome (SIRS) that can then cause cell death, multiple organ dysfunction syndrome (MODS) and multiple organ failure (MOF). Failure of vital organs such as the heart, lungs, and kidneys, accounts for nearly half of all deaths in the intensive care unit. This is despite the wide availability of supportive care therapies, or “life support”, such as dialysis, mechanical ventilation, extracorporeal membrane oxygenation, and vasopressors. By replacing the function of failed organs, these supportive care therapies can initially help to keep patients alive, but do not help patients recover faster, and in many cases can increase the risk of dangerous complications. Unlike these supportive care therapies, the goal of the CytoSorb® cytokine filter is to pro-actively prevent or treat organ failure by reducing cytokine storm and reducing the SIRS response. In doing so, CytoSorb® targets the reduction in the severity of patient illness and the need for intensive care, while potentially improving clinical outcome and saving healthcare costs.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial (EST) amongst fourteen trial sites in Germany in 2011, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The purpose of the trial was to demonstrate safety and the broad reduction of key cytokines such as IL-6 in critically-ill patients. Taking into account all 100 patients, the treatment was well-tolerated with no serious device related adverse events reported in more than 300 human treatments in the trial. Although the trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality, these were also included as secondary and exploratory endpoints in the trial.

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

In addition to CE Mark approval, CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the E.U. and for additional clinical studies. In September 2013, the Company was granted a two-year renewal for the CytoSorb® CE Mark. The Company also established a reimbursement path for CytoSorb® in Germany and Austria.

From September 2011 through June 2012, the Company began a controlled market release of CytoSorb® in select geographic territories in Germany. The purpose of this program was to prepare the Company for commercialization of CytoSorb® in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned operating subsidiary of CytoSorbents Corporation, and we began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. Q4 2012 represented the first quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland.

Fiscal 2013 represented the first full year of CytoSorb® commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with 4 sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders throughout these countries. By the end of 2013, we had more than 100 key opinion leaders (KOLs) in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future. We believe these KOL relationships will be essential to drive adoption and recurrent usage of CytoSorb by the department, facilitate purchases by the hospital administration, arrange reimbursement, and generate data for papers and presentations. In addition, we now currently have more than 30 investigator initiated studies being planned in Germany, Austria, and the United Kingdom in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients. These studies are being supported by our European Director of Scientific Affairs. As of March 1, 2014, we have increased our sales force to include seven direct sales people, and two sales support staff. We intend to add more staff to the direct sales and marketing team in 2014.

We have begun to complement our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached an agreement with distributors in the United Kingdom, Ireland, Turkey, the Netherlands, Russia and Turkey, and we are in negotiation with and evaluating other potential distributor and strategic partner networks in other major countries where we are approved to market the device. In September 2013, we entered into a strategic partnership with Biocon Ltd., India’s largest biotechnology company, with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb®.

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

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The primary endpoint is myoglobin removal. The FDA has approved our Investigational Device Exemption (IDE) application for this study. We have recently received ethics committee approval to proceed, and the study is anticipated to commence enrollment shortly.

In June 2013, the Company began work on its previously announced $1 million Phase II SBIR U.S. Army contract to further develop its technology for the treatment of burn injury and trauma in animal models. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038 and has now received committed funding of $1.15 million to date.

In August 2012, the Company was awarded a $3.8 million, five-year contract by the Defense Advanced Research Projects Agency (“DARPA”) for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (“GPS”), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. CytoSorbents’ contract is for advanced technology development of its hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is in Year 2 of the program and is currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract to further advance its HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” is valued at $203,351 over six months. The overall goal of this new program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

The Company is also exploring potential eligibility in several other government sponsored grant programs which could, if approved, represent a substantial future source of non-dilutive funds for our research programs.

Concurrent with its commercialization plans, the Company intends to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We are currently conducting a matched pairs analysis, dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days or for 6 hours per day, but up to 14 days. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a pivotal sepsis study.

At the end of 2013, we reported a clinical update on the first 28 treated patients that were enrolled in the first arm of the Dosing study (24 hours of treatment for 7 days, each day with a new device). Treatment was safe and well-tolerated at flow rates up to 300 mL/min, with no serious device related adverse events. 24-hour treatment increased platelet reduction compared to 6-hour treatment in the EST, but with no reported complications. Broad spectrum antibiotics, such as the carbapenem class, were compatible with CytoSorb®, requiring only modest dose adjustments. IL-6 reduction continued throughout the entire 24-hour period, higher at the beginning of treatment when IL-6 levels are highest, and with an overall average instantaneous IL-6 reduction of 8% per pass. In this preliminary analysis, the overall 28-day all-cause mortality and 28-day all-cause mortality in patients 65 years and older was not statistically different from the treatment data reported in the EST (electronic randomized cohort). Severity of illness in the overall treatment groups were comparably high, with 50% or more of the treated patients (dosing > EST) having an APACHE II severity of illness score > 25 at the time of enrollment, predicting very high mortality of 55% or more. In comparison, the overall control patients reported in the EST (electronic randomization cohort) had a lower severity of illness with only 20% having an APACHE 2 score > 25.

In addition to the dosing study, the Company will rely on data generated in the more than 30 ongoing investigator initiated studies currently planned or enrolling in Germany, Austria and the United Kingdom. These trials, which are funded and supported by well-known university hospitals and key opinion leaders, are the equivalent of Phase 2 clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and will be integral in helping to drive additional usage and adoption of CytoSorb®.

In addition to sepsis and other critical care applications, cardiac surgery is emerging as an important potential application for CytoSorb® in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and E.U. including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, and left ventricular assist device implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications such as respiratory failure and acute kidney injury. CytoSorb® has a unique competitive advantage as the only cytokine and free hemoglobin removal technology that can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb® enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach.

Even though we have obtained CE Mark approval, no guarantee or assurance can be given that our CytoSorb® product will work as intended or that we will be able to obtain FDA approval to sell CytoSorb® in the United States or approval in any other country or jurisdiction. Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

In addition to CytoSorb®, we are developing other products utilizing our adsorbent polymer technology that have not yet received regulatory approval including HemoDefend™, ContrastSorb, DrugSorb, BetaSorb™, and others. The HemoDefend™ technology platform is a development-stage blood purification system that can remove contaminants in transfused blood products, with the goal of reducing potentially fatal transfusion reactions and improving the quality of blood. ContrastSorb is designed to remove intravenous radiocontrast, or “IV contrast”, that is administered during interventional radiology procedures (e.g. coronary angiograms for heart disease) and computed tomography or computer axial tomography imaging (i.e. CT or “CAT” scans) that can cause kidney failure in high risk patients (e.g. those with pre-existing kidney disease, diabetes, hypertension, congestive heart failure, and old age). DrugSorb is designed to remove toxic drugs from blood, as in drug overdose. The BetaSorb™ filter was designed for use with renal replacement therapy in end-stage renal disease patients, to remove mid-molecular weight toxins that are not adequately removed by hemodialysis or hemofiltration. BetaSorb™ is not the current focus of our near term commercialization plans. With the exception of HemoDefend™, all of these products are known medically as hemoperfusion devices. Hemoperfusion, along with hemodialysis and hemofiltration, are the three major forms of blood purification. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

The CytoSorb® device consists of a cartridge containing hemocompatible, highly porous, adsorbent polymer beads that are intended to remove toxins and other substances from blood and physiologic fluids. The cartridge incorporates industry standard connectors at either end of the device, which connect directly to an extra-corporeal circuit (bloodlines) on a standalone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our CytoSorb® cartridge containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a temporary dialysis catheter inserted into his or her veins. The catheter is connected to the extracorporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop, recirculating system. As blood passes over the polymer beads in the cartridge, toxins (cytokines) are adsorbed from the blood.

Data from our European Sepsis Trial has demonstrated the safe reduction of cytokine storm, with a 30-50% reduction of key cytokines. Although clinical efficacy data from a post-hoc analysis of patients with very high cytokine levels and patients age 65 years and older are encouraging, larger prospective studies are needed to confirm these data. No assurance can be given that CytoSorb® will work as intended or that we will be able to obtain additional necessary regulatory body approvals to sell CytoSorb® in markets outside of Europe. Even if we ultimately obtain additional regulatory approvals, because we cannot control the timing of responses to our regulatory submissions, there can be no assurance as to when such approvals will be obtained.

HemoDefend™ is a development-stage blood purification technology platform designed to safeguard and protect the blood supply. The Company seeks to license the HemoDefend™ platform and has not yet received regulatory approval in any markets. HemoDefend™ consists of a mixture of proprietary porous polymer beads that target the removal of contaminants that can cause transfusion reactions or cause disease in patients receiving the tens of millions of transfused blood products administered worldwide each year. These contaminants include, for example, foreign antibodies, antigens, cytokines, free hemoglobin, bioactive lipids, toxins, drugs, and other inflammatory mediators that either were from the donor or accumulated during blood storage. The goal of the HemoDefend™ technology is to reduce these contaminants in transfused blood products to reduce transfusion reactions, to keep new blood fresh, and to improve the quality and safety of blood.

The HemoDefend™ beads are intended to be used in multiple configurations, including as a common in-line filter between the blood bag and the patient as well as a patent-pending “Beads in a Bag” treatment configuration, where the beads are placed directly into a blood storage bag. Once blood is put into this bag, the beads begin to automatically remove contaminants from the blood, and are designed to continue purifying blood throughout the entire blood storage period. The use of neutrally buoyant beads eliminates the need for mixing and is compatible with current blood storage conditions. Integrated filters in the bag prevent beads from leaving the bag during the transfusion process. The base polymer meets ISO 10993 standards for biocompatibility, hemocompatibility, genotoxicity, cytotoxicity, acute sensitivity and complement activation and can therefore directly contact blood for extended periods of time. In addition, the beads are inert and stable at a wide range of temperatures, and do not contain any antibodies, biologics, ligands, or drugs. Because of this, the beads have a very long shelf life that is consistent with blood storage bag manufacturing standards. No special equipment or handling is required, making it well-suited for mainstream and military applications, as well as for use in less developed countries that are not well-equipped to test and process blood products.

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

Our BetaSorb™ device is intended to remove beta2-microglobulin and other mid-molecular weight toxins from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. Standard high-flux hemodialysis is very effective in removing small uremic toxins, but much less effective in removing these mid-molecular weight toxins that functional kidneys normally remove. BetaSorb™ utilizes an adsorbent polymer packed into a similarly shaped and constructed cartridge as utilized for our CytoSorb® product, although the polymers used in the two devices are physically different with one optimized for short-term critical care use and the other specifically designed for the needs of long-term chronic usage. The BetaSorb™ device also incorporates industry standard connectors at either end of the device, which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyzer. To date, we have manufactured the BetaSorb™ device on a limited basis for testing purposes, including for use in clinical studies.

We had initially identified end stage renal disease (ESRD) as the target market for our polymer-based adsorbent technology. However, during the development of BetaSorb™, we identified several applications for our adsorbent technology in the treatment of critical care patients. As a result, we shifted our priorities to pursue critical care applications (such as for the treatment of sepsis) for our technology given that BetaSorb™’s potential for usage in chronic conditions such as end stage renal disease is anticipated to have a longer and more complex regulatory pathway. We may pursue our BetaSorb™ product in the future after the commercialization of the CytoSorb® device. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device and obtain separate regulatory approval in Europe and/or the United States.

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

CytoSorbents has been engaged in research and development since its inception, had raised approximately $77 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies. These funds have also been used to establish in-house manufacturing capacity to meet clinical testing needs, expand our intellectual property through additional patents and to develop extensive proprietary know-how with regard to our products.

We have raised funds through various means including convertible note offerings and equity transactions. Our three most significant financing transactions are discussed below.

Principal Terms of the March 2014 $10,200,000 Equity Offering

On March 7, 2014, the Company entered into subscription agreements with certain investors providing for the issuance and sale by the Company (the “Offering”) of 40,800,000 units (the “Units”) for an aggregate purchase price of $10,200,000.  Each Unit is comprised of one share of the Company’s common stock, priced at $0.25 per share, par value $0.001 per share and a warrant to purchase 0.50 shares of common stock at an exercise price of $0.3125 per share. The warrants are convertible into a total of 20,400,000 shares of common stock. Each warrant is exercisable for a period of five (5) years beginning on March 11, 2014, the date of the closing of the sale of these securities, and are only exercisable for cash if at the time of exercise there is an effective registration statement registering the warrants and shares underlying the warrants.

The Company received net proceeds from the Offering of approximately $9,451,000 million. The net proceeds received by the Company from the Offering will be used for building additional sales and marketing infrastructure, clinical studies, working capital and general corporate purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-193053) which was declared effective by the Securities and Exchange Commission on February 14, 2014 and an additional registration statement on Form S-1 (File No. 333-194394) to register an additional amount of securities having a proposed maximum aggregate offering price of $2,762,500, which increased the total registered amount to $16,575,000 assuming the full cash exercise of the warrants for cash. The Company filed a final prospectus on March 7, 2014, disclosing the final terms of the Offering.

In connection with the Offering, on March 7, 2014, the Company entered into a placement agency agreement with Brean Capital, LLC pursuant to which the placement agent agreed to act as the Company’s exclusive placement agent for the Offering and sale of the Units.

In connection with the successful completion of the Offering, the placement agent received an aggregate cash placement agent fee equal to 6% of the gross proceeds of the sale of the Units in the Offering and a warrant to purchase 1,224,000 shares of Common Stock at an exercise price of $0.30 per share exercisable for five years from the effective date of the placement agency agreement. The placement agent warrant contains piggy-back registration rights which expire on the fifth anniversary of the effective date of the registration statement. We have also agreed to reimburse the placement agent for actual out-of-pocket expenses up to a maximum of 2% of gross proceeds from the transaction. We also granted the placement agent a right of first refusal to participate in any subsequent offering or placement of our securities that takes place within twelve months following the effective date of the registration statement.

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

Both the conversion price for the June 30, 2006 purchasers of the Series A Preferred Stock and the exercise price of the warrants were subject to “full-ratchet” anti-dilution provisions, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified customary exceptions, at a price below the conversion price of the Series A Preferred Stock and/or exercise price of the warrants, the conversion price and/or exercise price would be reduced to the lower price. As of the “Qualified Closing” of our Series B Preferred Stock private placement in August of 2008, these investors agreed to a modification of their rights and pricing and gave up their anti-dilution protection – see Qualified Closing description in Series B Preferred Stock section)

In connection with the sale of the Series A Preferred Stock and warrants to the four institutional investors, to induce those investors to make the investment, Margie Chassman pledged to those investors securities of other publicly traded companies. The pledged securities consisted of a $400,000 promissory note of Xechem International, Inc. convertible into Xechem common stock at $.005 per share, and 250,000 shares of the common stock of Novelos Therapeutics, Inc. Based on the market value of the Xechem common stock ($.07 per share) and the Novelos common stock ($1.03) per share, on June 30, 2006, the aggregate fair market value of the pledged securities at the date of pledge was approximately $5,857,500.

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

Dividends must be delivered to the holder of the Series B Preferred Stock no later than five (5) business days after the end of each period for which dividends are payable. Dividends on the Series B Preferred Stock will be made in additional shares of Series B Preferred Stock, valued at the Series B Preferred Stock stated value. Notwithstanding the foregoing, during the first three-years following the initial closing, upon the approval of the holders of a majority of the Series B Preferred Stock, including the lead investor, NJTC Investment Fund, LP, if it then owns 25% of the shares of Series B Preferred Stock initially purchased by it, we may pay dividends in cash instead of additional shares of Series B Preferred Stock, and after such three-year period, the holders of a majority of the Series B Preferred Stock, including NJTC if it then owns the 25% of the shares of the Series B Preferred Stock initially purchased by it, may require us to make such payments in cash.

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

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $1,739,000 and $2,532,000 for the years ended December 31, 2013 and 2012, respectively. From our inception date January 22, 1997, through to December 31, 2013 the Company’s research and development costs totaled approximately $55,668,000. We have recently been awarded more than $5 million in contracts from DARPA ($3.8M over 5 years), the U.S. Army ($100,000 Phase I SBIR; $50,000 Phase I extension, $1 million Phase II SBIR), and a $203,000 Phase I SBIR contract from the National Heart, Lung and Blood Institute to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Payments are based on achieving certain technology milestones. In addition, the U.S. Air Force is funding a 30-patient, randomized controlled human pilot study evaluating CytoSorb® in patients with severe trauma and rhabdomyolysis. The FDA approved the trial under an IDE application and enrollment will begin in 2014.

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

Our polymer adsorbent technology can remove drugs, bioactive lipids, inflammatory mediators such as cytokines, free hemoglobin, toxins, and immunoglobulin from blood and physiologic fluids depending on the polymer construct. We believe that our technology may have many applications in the treatment of common, chronic and acute healthcare conditions including, but not limited to, the adjunctive treatment and/or prevention of sepsis; the treatment of other critical care illnesses such as severe burn injury, trauma, acute respiratory distress syndrome and pancreatitis; the prevention of post-operative complications of cardiopulmonary bypass surgery; the treatment of cancer cachexia; the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of transfusion reactions caused by contaminants in transfused blood products; the prevention of contrast induced nephropathy, the treatment of drug overdose, and the treatment of chronic kidney failure. These applications vary by cause and complexity as well as by severity but share a common characteristic i.e. high concentrations of inflammatory mediators and toxins in the circulating blood.

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

The polymer beads designed for the HemoDefend™ platform are intended to be used in multiple configurations, including the common in-line filter between the blood bag and the patient, as well as a patent-pending “Beads in a Bag” configuration, where the beads are placed directly into a blood storage bag.

Markets

CytoSorbents is a critical care focused immunotherapy company. Immunotherapy is the ability to control the immune response to fight disease. Critical care medicine includes the treatment of patients with serious or life-threatening conditions who require comprehensive care in the intensive care unit (ICU), with highly-skilled physicians and nurses and advanced technologies to support critical organ function to keep patients alive. Examples of such conditions include severe sepsis and septic shock, severe burn injury, trauma, acute respiratory distress syndrome and severe acute pancreatitis. In the U.S., an estimated $82 billion or 0.7% of the U.S. gross domestic product (GDP) is spent annually on critical care medicine. In most larger hospitals, critical care treatment accounts for up to 20% of a hospital’s overall budget and often results in financial losses for the hospital.

In many critical care illnesses, the mortality is often higher than 30%. A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly. Such patients are kept alive with supportive care therapy, or “life support”, such as mechanical ventilation, dialysis and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, most supportive care therapies only help to keep patients alive by supporting organ function but do not help reverse the underlying causes of organ failure and do not help patients recover more quickly. Because of this, the treatment course is often poorly defined and highly variable, leading to lengthy ICU stays, a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs. There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure. CytoSorbents’ main product, CytoSorb® is a unique cytokine filter designed to try to address this void, by reducing “cytokine storm” and working to reduce the subsequent deadly inflammation that can lead to organ failure and death. Together the total addressable market to address these numerous critical care applications in the U.S. and E.U. with CytoSorb® is estimated at $10-15 billion.

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

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome (MODS) and multiple organ failure (MOF), and in many cases death. Until recently, there have been no available therapies in the U.S. or E.U. that can control the aberrant immune response and cytokine storm. Our CytoSorb® device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine filter currently approved for sale in the E.U. The goal of CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb® has been evaluated in the randomized, controlled European Sepsis Trial in 43 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. The therapy was safe in more than 300 human treatments and generally well tolerated. CytoSorb® demonstrated the statistically significant ability to reduce cytokine storm and key cytokines by 30-50%. In a post-hoc analysis, this was associated with improvements in clinical outcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older. CytoSorbents is currently conducting a Dosing study at 8 clinical trial sites in Germany, and has demonstrated the safety of continuous treatment over 7 days.

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

Development of most other experimental therapies has been discontinued, including Eritoran from Eisai, CytoFab from BTG/Astra Zeneca, Talactoferrin from Agennix, and others. Currently, there are two late stage trials ongoing. In November 2012, an 800 patient Phase III randomized controlled study began for Recomodulin (ART 123, Artisan/Asahi Kasei), a recombinant human thrombomodulin, for the treatment of septic patients with coagulopathy. In mid-2013, following an interim analysis of safety data, the Data Safety Monitoring Board (DSMB) recommended that the trial continue. The primary completion date of the trial is expected to be March 2015. Recomodulin has been approved in Japan since 2009 for the treatment of disseminated intravascular coagulation (DIC), a late complication of sepsis, at a cost of $5,800 per treatment. Although it has other activity, it works primarily by a similar anticoagulant mechanism to Xigris. Because of this, it has only demonstrated a limited mortality benefit (~9%: 34.6% control vs 26% treatment), similar to that seen in Xigris’ initial PROWESS Trial (~6%: 31% control vs 25% treatment) and is unlikely to have greater benefit in larger scale studies.

Spectral Diagnostics is collaborating with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and is still enrolling patients. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. In a second interim analysis announced in January 2014, following the enrollment of 184 patients with 28-day follow-up, the “DSMB has recommended that the trial continue, but has asked that further analysis be performed before recalculation of the trial’s sample size is finalized.” Because of the lack of available therapies, there remains a significant medical need for improved treatments for sepsis.

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

Cardiac Surgery

There are approximately 500,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S., 500,000 in the E.U., and approximately 1.5 million procedures worldwide. These include relatively common procedures including coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, and left ventricular assist device implantation for the treatment of heart failure. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications including infection, pulmonary, renal, and neurological dysfunction. Complications lead to longer ICU recovery times and hospital stays, increased morbidity and mortality, and higher costs. An average coronary artery bypass graft procedure already costs approximately $36,000 in the U.S. without complications. The use of CytoSorb® to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate these post-operative complications. During the procedure, the CytoSorb® filter can be incorporated in a bypass circuit in the heart-lung machine without the need for a separate pump, a unique competitive advantage over other technologies. After the surgery, CytoSorb® can be used similarly to dialysis on patients that develop a severe post-operative inflammatory response. Direct cytokine and hemoglobin removal with CytoSorb® enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach. The peri-procedural total addressable market for CytoSorb® in the U.S. and E.U in cardiothoracic surgery procedures is estimated to be $500 million to $1 billion.

Acute Respiratory Distress Syndrome

Acute lung injury (ALI) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising the lung’s ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of acute respiratory distress syndrome in the U.S. each year, with more cases in the E.U. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation therapy, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g. emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality is typically greater than 30%, even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster intensive care unit discharge, thereby potentially saving costs. CytoSorb® treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb® treated patients that showed a statistical trend to benefit. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as corticosteroids, nitric oxide, surfactant therapy, and others, there are currently no approved treatments for ARDS. Only low tidal volume ventilation has been demonstrated to improve mortality (31.0 vs 39.8% control) in this patient population. However, even with this intervention, mortality is still unacceptably high. The total addressable market for CytoSorb® to treat ARDS/ALI in the E.U. is estimated to be between $500 million to $1.25 billion, and $1-2 billion in the U.S. and E.U.

Severe Burn Injury

In the U.S., there are approximately 2.4 million burn injuries per year, with 650,000 treated by medical professionals and approximately 75,000 requiring hospitalization. Aggressive modern management of burn injury, including debridement, skin grafts, anti-microbial dressings and mechanical ventilation for smoke and chemical inhalation injury has led to significant improvements in survival of burn injury to approximately 95% on average in leading burns centers. However, there remains a need for better therapies to reduce the mortality in those patients with large burns and inhalation injury as well as to reduce complications of burn injury and hospital length of stay for all patients. According to National Burn Repository Data, the average hospital stay for burn patients is directly correlated with the percent total body surface area (TBSA) burned. Every 1% increase of TBSA burned equates to approximately 1 additional day in the hospital. A single patient with more than 30% TBSA burned who survives, is hospitalized for an average of 30 days and costs approximately $200,000 to treat. Major causes of death following severe burn and smoke inhalation injury are multi-organ failure (hemodynamic shock, respiratory failure, acute renal failure) and sepsis, particularly in patients with greater than 30% TBSA burns. Specifically, burns and inhalation injury lead to severe systemic and localized lung inflammation, loss of fluid, and cytokine overproduction. This “cytokine storm” causes numerous problems, including: hypovolemic shock and inadequate oxygen and blood flow to critical organs, acute respiratory distress syndrome preventing adequate oxygenation of blood, capillary leakage resulting in tissue edema and intravascular depletion, hypermetabolism leading to massive protein degradation and catabolism and yielding increased risk of infection, impaired healing, severe weakness and delayed recovery, immune dysfunction causing a higher risk of secondary infections (wound infections, pneumonia) and sepsis, and direct apoptosis and cell-mediated killing of cells, leading to organ damage. Up to a third of severe hospitalized burn patients develop multi-organ failure and sepsis that can often lead to complicated, extended hospital courses, or death. Broad reduction of cytokine storm has not been previously feasible and represents a novel approach to limiting or reversing organ failure, potentially enabling more rapid mechanical ventilation weaning, prevention of shock, reversal of the hypermetabolic state encouraging faster healing and patient recovery, reducing hospital costs, and potentially improving survival. The total addressable market in the E.U. for CytoSorb to address burn and smoke inhalation injury is estimated at $150-350 million and $300-600 million in the U.S and E.U.

Trauma

According to the National Center for Health Statistics, in the U.S., there are more than 31 million visits to hospital emergency rooms, with 1.9 million hospitalizations, and 167,000 deaths every year due to injury. The leading causes of injury are trauma from motor vehicle accidents, being struck by an object or other person, and falls. Trauma is a well-known trigger of the immune response and a surge of cytokine production or cytokine storm. In trauma, cytokine storm contributes to a systemic inflammatory response syndrome (SIRS) and a cascade of events that cause cell death, organ damage, organ failure and often death. Cytokine storm exacerbates physical trauma in many ways. For instance, trauma can cause hypovolemic shock due to blood loss, while cytokine storm causes capillary leak and intravascular volume loss, and triggers nitric oxide production that causes cardiac depression and peripheral dilation. Shock can lead to a lack of oxygenated blood flow to vital organs, causing organ injury. Severe systemic inflammation and cytokine storm can lead to acute lung injury and acute respiratory distress syndrome as is often seen in ischemia and reperfusion injury following severe bleeding injuries. Penetrating wound injury from bullets, shrapnel and knives, can lead to infection and sepsis, another significant cause of organ failure in trauma. Complicating matters is the breakdown of damaged skeletal muscle, or rhabdomyolysis, from blunt trauma that can lead to a massive release of myoglobin into the blood that can crystallize in the kidneys, leading to acute kidney injury and renal failure. Renal failure in trauma is associated with a significant increase in expected mortality. Cytokine and myoglobin reduction by CytoSorb® and related technologies may have benefit in trauma, potentially improving clinical outcome. In December 2011 and September 2012, CytoSorbents was awarded a Phase I and a Phase II SBIR award, respectively, from the U.S. Army Medical Research and Materiel Command to develop its technology for the treatment of trauma and burn injury. The total addressable market for CytoSorb® for the treatment of trauma is estimated to be $1.5-2.0 billion in the U.S. and E.U.

Severe Acute Pancreatitis

Acute pancreatitis is the inflammation of the pancreas that results in the local release of digestive enzymes and chemicals that cause severe inflammation, necrosis and hemorrhage of the pancreas and local tissues. Approximately 210,000 people in the U.S. are hospitalized each year with acute pancreatitis with roughly 20% requiring ICU care. It is caused most frequently by a blockage of the pancreatic duct or biliary duct with gallstones, cancer, or from excessive alcohol use. Severe acute pancreatitis is characterized by severe pain, inflammation, and edema in the abdominal cavity, as well as progressive systemic inflammation, generalized edema, and multiple organ failure that is correlated with high levels of cytokines and digestive enzymes in the blood. Little can be done to treat severe acute pancreatitis today, except for pancreatic duct decompression with endoscopic techniques, supportive care therapy, pain control and fluid support. ICU stay is frequently measured in weeks and although overall ICU mortality is approximately 10%, patients with multiple organ failure have a much higher risk of death. CytoSorb® may potentially benefit overall outcomes in episodes of acute pancreatitis by removing a diverse set of toxins from blood. The total addressable market for CytoSorb® for the treatment of severe acute pancreatitis in the U.S. and E.U. is estimated to be between $400-600 million.

Cancer Cachexia and Cancer Immunotherapy

Cancer cachexia is a progressive wasting syndrome characterized by rapid weight loss, anorexia, and physical debilitation that significantly contributes to death in the majority of cancer patients. Cancer cachexia is a systemic inflammatory condition, driven by excessive pro-inflammatory cytokines and other factors, that cripples the patient’s physical and immunologic reserve to fight cancer. Despite afflicting millions of patients worldwide each year, there are no effective approved treatments for cancer cachexia, with only symptomatic treatments available. CytoSorb® blood purification may stop or reverse cancer cachexia through broad reduction of cytokines and other inflammatory mediators. For example, CytoSorb® efficiently removes TNF-alpha (originally called “cachectin” or “cachexin” when first isolated in cancer cachexia patients) and other major pro-inflammatory cytokines including IL-1, IL-6, and gamma interferon that can cause cachexia. This broad immunotherapy approach may lead to improved clinical outcomes while reducing patient suffering.

In February 2014, CytoSorbents announced a research collaboration with researchers at the University of Pennsylvania School of Veterinary Medicine to evaluate the use of CytoSorb® as a treatment for cancer cachexia in animals. Demonstrating the potential benefit of CytoSorb® therapy in animals may provide the data to begin evaluating the therapy in human cancer patients in the U.S. and Europe. CytoSorb® is approved in the European Union with a broad indication for use, allowing it to be used in any clinical situation where cytokines are elevated, including the potential treatment today of cancer related issues such as cancer cachexia. Because of this, any positive data from this collaboration could potentially be translated to human studies relatively quickly.

The collaboration will also explore the use of CytoSorb® as a primary immunotherapy to treat cancer, or in synergy with more traditional chemotherapy or immunotherapy agents. Cancer cells have evolved ways to proliferate while confusing and evading the immune response. Many of these mechanisms rely on immunologic messages relayed by cytokines and other soluble factors that CytoSorb® has the potential to remove. In doing so, CytoSorb® may help to restore the ability of the immune system to attack cancer cells.

The total addressable market for CytoSorb for the treatment of cancer cachexia and cancer in the U.S. and E.U. is estimated to be in excess of $3 billion.

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

Blood Transfusions

The HemoDefend™ platform is designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply. In the United States alone, 15 million packed red blood cell (pRBC) transfusions and another 15 million transfusions of other blood products (e.g. platelet, plasma, and cryoprecipitate) are administered each year with an average of 10% of all US hospital admissions requiring a blood transfusion. The sheer volume of transfusions, not just in the US, but worldwide, complicates an already difficult task of maintaining a safe and reliable blood supply. Trauma, invasive operative procedures, critical care illnesses, supportive care in cancer, military usage, and inherited blood disorders are just some of the drivers of the use of transfused blood. In war, hemorrhage from trauma is a leading cause of preventable death, accounting for an estimated 30-40% of all fatalities. For example, in Operation Iraqi Freedom, due to a high rate of penetrating wound injuries, up to 8% of admissions required massive transfusions, defined as 10 units of blood or more in the first 24 hours. There is a clear need for a stable and safe source of blood products. However, blood shortages are common and exacerbated by the finite lifespan of blood. According to the Red Cross, packed red blood cell (pRBC) units have a refrigerated life span of 42 days. However, many medical experts believe there is an increased risk of infection and transfusion reactions once stored blood ages beyond two weeks. Transfusion-related acute lung injury (TRALI) is the leading cause of non-hemolytic transfusion-related morbidity and mortality, with an incidence of 1 in 2,000-5,000 transfusions and a mortality rate of up to 10%. Fatal cases of TRALI have been most closely related to anti-HLA or anti-granulocyte antibodies found in a donor’s transfused blood. Other early transfusion reactions such as transfusion-associated dyspnea, fever and allergic reactions occur in 3-5% of all transfusions and can vary in severity depending on the patient’s condition. These are caused by cytokines, bioactive lipids, free hemoglobin, toxins, foreign antigens, certain drugs, and a number of other inflammatory mediators that accumulate in transfused blood products during storage. Leukoreduction can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents such as free hemoglobin and antibodies. Automated washing of pRBC is effective but is impractical due to the time, cost, and logistics of washing each unit of blood. The HemoDefend™ platform is a potentially superior alternative to purify blood transfusion products to these methods. The total addressable market for HemoDefend™ is more than $500 million for pRBCs alone.

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

Drug Removal

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

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 28% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. Researchers estimate that there are approximately one million new cases of sepsis in the U.S. each year; and based on estimates by the Sepsis Alliance, the worldwide incidence is estimated to be 27 million cases annually. The incidence of sepsis is also rising due to:

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

CytoSorb®’s ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. Approximately 500 treatments have been safely administered to septic patients in two clinical sepsis trials, with no serious device related adverse events.

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

Projected Timeline: In 2011, the CytoSorb® filter received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. CytoSorbents’ manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. The Company is currently manufacturing its CytoSorb® device for commercial sale in the European Union. CytoSorbents is currently selling CytoSorb® in Germany, Austria, and Switzerland with a direct sales force. Based on its CE Mark approval, CytoSorb® can also be sold throughout all 28 countries of the European Union and countries outside the E.U. that will accept European regulatory approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue its commercialization plans of its product in Europe as well as pursue U.S. clinical trials to seek FDA regulatory approval for CytoSorb® in the United States.

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

Projected Timeline: CytoSorb’s E.U. CE Mark approval as an extracorporeal cytokine filter and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or systemic inflammatory response syndrome (SIRS) plays a prominent role in disease pathology. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. Currently, we have more than 30 investigator initiated studies being planned in Germany, Austria, and the United Kingdom, many of which are currently enrolling patients. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb® hemoperfusion in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by the company, through grants, or through third-parties. We have previously noted that the U.S. Air Force is funding a 30-patient randomized controlled trial in human trauma patients with rhabdomyolysis that has been approved to start by the FDA under an IDE (investigational device exemption) approval. Commencement of these and other formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA investigational device exemption (IDE) approval of the respective human trial protocols.

APPLICATION: Prevention and treatment of post-operative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb® is able to prevent or reduce high-levels of cytokines from accumulating in the blood system during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. The primary goals for this application are to:

•	reduce ventilator and oxygen therapy requirements;
•	reduce post-operative complications such as ARDS, acute kidney injury, post-perfusion syndrome, and the systemic inflammatory response syndrome (SIRS);
•	reduce length of stay in hospital intensive care units; and
•	reduce the total cost of patient care.

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. In addition, hemolysis of red blood cells frequently occurs, resulting in the release of free hemoglobin into the bloodstream. These inflammatory mediators can lead to post-operative complications. CytoSorb® is the only cytokine reduction technology approved in the E.U. that can be used intraoperatively in a bypass circuit in a heart-lung machine without the need for another machine. If our products are able to prevent or reduce the accumulation of cytokines or free hemoglobin in a patient’s blood stream, we may be able to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. Intra-operative use of CytoSorb® on high risk cardiac surgery patients, where the risk of post-operative complications is the highest, is expected to be the main initial target market. The use of CytoSorb® in the post-operative period to treat post-operative SIRS is another application of the technology.

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. Cardiac surgeons and cardiac perfusionists in Germany and Austria have now used CytoSorb® successfully intra-operatively and post-operatively on cardiac surgery patients. This application is also the subject of 8 investigator-initiated studies in Germany and Austria. With sufficient resources, the Company plans to conduct additional clinical studies in cardiac surgery patients in the near future.

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

Background and Rationale: When brain death occurs, the body responds by generating large quantities of inflammatory cytokines. This process is similar to the systemic inflammatory response syndrome and sepsis. A high percentage of donated organs are never transplanted due to this response, which damages healthy organs and prevents transplant. In addition, inflammation in the donor may damage organs that are harvested and reduce the probability of graft survival following transplant. CytoSorb® treatment in a porcine animal model of brain death demonstrated a reduction in cytokines as well as a preservation of cardiac function compared to untreated controls.

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

The HemoDefend™ Blood Purification Technology Platform (Acute and Critical Care)

APPLICATION: Reduction of contaminants in the blood supply that can cause transfusion reactions or disease when administering blood and blood products to patients.

Potential Benefits: The HemoDefend™ blood purification technology platform is designed to reduce contaminants in the blood supply that can cause transfusion reactions or disease. It is a development stage technology that is not yet approved in any markets, but is comprised of CytoSorbents’ highly advanced, biocompatible, polymer bead technology. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

•	reduce the risk of transfusion reactions and improve patient outcome
•	improve the quality, or extend the shelf life of stored blood products
•	improve the availability of blood and reduce blood shortages by reducing the limitations of donors to donate blood
•	allow easier processing of blood

Background and Rationale: The HemoDefend™ technology platform was built upon our successes in designing and manufacturing porous polymer beads that can remove cytokines. We have expanded the technology to be able to remove substances as small as drugs and bioactive lipids, to proteins as large as antibodies from blood that can cause transfusion reactions and disease. Although the frequency of these reactions are relatively low (~3-5%), the sheer number of blood transfusions is so large, that the number of transfusion reactions, ranging from mild to life-threatening, is substantial, ranging from several hundreds of thousands to millions of reactions each year. In critically-ill patients, the risk of transfusion reactions is significantly higher than in the general population and can increase the risk of death because their underlying illnesses have depleted protective mechanisms and have primed their bodies to respond more vigorously to transfusion-associated insults.

A number of retrospective studies have also suggested that administration of older blood leads to increased adverse events and even increased mortality, compared with blood recently harvested. Biological studies have demonstrated the accumulation of erythrocyte storage lesions that compromise the function and structural integrity of packed red blood cells and have also demonstrated the accumulation of substances during blood storage that can lead to transfusion reactions. There are currently three ongoing adult, prospective, randomized, controlled studies, RECESS, ABLE, and TRANSFUSE looking at morbidity and mortality in cardiovascular surgery patients, critically ill patients, and critically ill patients, respectively, treated with either “new or fresh” or “older” blood. The outcome of these studies should not alter the current pressing need for better solutions to reduce transfusion-related adverse events and to improve clinical outcome. However, should they demonstrate that older blood has increased risk, it could result in an increased need for new technologies such as the HemoDefend™ platform.

Projected Timeline: The HemoDefend™ platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend™ has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend™ technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The Company seeks to out-license this technology to a strategic partner in the transfusion medicine space, but may elect to continue its development in parallel with out-licensing efforts.

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

Projected Timeline: ContrastSorb has demonstrated the high efficiency single pass removal of IV contrast and is in the process of optimization. The underlying polymer is made of the same ISO 10993 biocompatible polymer as CytoSorb®, but with different structural characteristics. The ContrastSorb device is a hemoperfusion device similar in construction to CytoSorb® and BetaSorb™. Assuming successful optimization of the ContrastSorb polymer, safety and efficacy of IV contrast removal will need to be established in human clinical studies. The Company seeks to out-license this technology to a potential strategic partner.

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

Background and Rationale: Our BetaSorb™ device is intended for use on patients suffering from chronic kidney failure who rely on long-term dialysis therapy to sustain life. Due to the widely recognized inability of dialysis to remove larger proteins from blood, metabolic waste products, such as beta2microglobulin, accumulate to toxic levels and are deposited in the joints and tissues of patients. Specific toxins known to accumulate in these patients have been linked to their severe health complications, increased healthcare costs, and reduced quality of life.

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

As discussed above, due to practical and economic considerations, we are focusing our efforts and resources on commercializing our CytoSorb® device for critical care and cardiac surgery applications. Following commercial introduction of the CytoSorb® device, and with sufficient additional resources, we may continue development of the BetaSorb™ resin and may conduct additional clinical studies using the BetaSorb™ device in the treatment of end stage renal disease patients.

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

DARPA

In August 2012, the Defense Advanced Research Projects Agency (DARPA) awarded CytoSorbents a five-year technology development contract valued at $3.8 million as part of its “Dialysis-Like Therapeutics” (DLT) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (GPS), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. DARPA is funding CytoSorbents to further develop its technologies to remove both cytokines and a variety of toxins (e.g. pathogen-derived, naturally occurring, or biowarfare generated). In 2013 and 2012, CytoSorbents recognized approximately $1.1 and $1.1 million in grant income following the successful completion of milestones under its contract.

United States Army

In December 2011 and September 2012, The US Army Medical Research and Material Command awarded CytoSorbents a $100,000 Phase I SBIR (Small Business Innovation Research), and a $1 million Phase II SBIR contract, respectively, to develop our technologies for the treatment of trauma and burn injury. During 2012, we received the full amount of the Phase I SBIR contract and in 2013 we recognized half of the approximately $753,000 awarded under the Phase II SBIR contract with the granting agency.

National Heart, Lung, and Blood Institute

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract to further advance its HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” is valued at $203,351 over six months. The overall goal of this new program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. In 2013, the Company received approximately $102,000 of funding under this award.

Fresenius Medical Care AG

In 1999, we entered into an exclusive, long-term agreement with Fresenius Medical Care for the global marketing and distribution of our BetaSorb™ device and any similar product we may develop for the treatment of renal disease. We may pursue our BetaSorb™ product after the commercialization of the CytoSorb® product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device to obtain European or FDA approval.

Fresenius Medical Care is the one of the world's largest, integrated provider of products and services for individuals with chronic kidney failure. Through its network of more than 2,100 dialysis clinics in North America, Europe, Latin America, Asia-Pacific, and Africa, Fresenius Medical Care provides dialysis treatment to hundreds of thousands of patients around the globe. Fresenius Medical Care is also the world's largest provider of dialysis products, such as hemodialysis machines, dialyzers and related disposable products.

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

Our Sepsis Advisory Board consists of four medical doctors, one of whom is affiliated with UPMC, with expertise in critical care medicine, sepsis, multi-organ failure and related clinical study design.

Our Trauma Advisory Board consists of four medical doctors with expertise in trauma, burn injury and critical care medicine.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours at the time, to make a $4 million investment in the Company, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorb® in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of the Company, which at the time was a limited liability company. Those membership units ultimately became 185,477 shares of our Common Stock following our June 30, 2006 merger. For the year ended December 31, 2013 the Company has recorded royalty costs of approximately $26,000.

With Purolite

In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. In particular, the Settlement Agreement relates to several of our issued patents and several of our pending patent applications covering our biocompatible polymeric resins, our methods of producing these polymers, and the methods of using the polymers to remove impurities from physiological fluids, such as blood. For the year ended December 31, 2013 per the terms of the license agreement the Company has recorded royalty costs of approximately $21,000.

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

CytoSorb®

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

United States

We have not yet sought reimbursement for the CytoSorb® device in the United States, but expect to in the future. As in Germany, payment for our CytoSorb® device in the US for the treatment and prevention of sepsis and other related acute care applications is initially anticipated to fall under the DRG in-patient reimbursement system, which is currently the predominant basis of hospital medical billing in the United States. Under this system, predetermined payment amounts are assigned to categories of medical patients with respect to their treatments at medical facilities based on the DRG that they fall within (which is a function of such characteristics as medical condition, age, sex, etc.) and the length of time spent by the patient at the facility. Reimbursement is not determined by the actual procedures used in the treatment of these patients, and a separate reimbursement decision would not be required to be made by Medicare, the HMO or other provider of medical benefits in connection with the actual method used to treat the patient.

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

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, acute respiratory distress syndrome, trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery, damage to organs donated for transplant prior to organ harvest, and renal disease. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We have demonstrated the statistically significant reduction of a number of key cytokines by CytoSorb® on the order of 30-50% in human patients with predominantly septic shock and acute respiratory distress syndrome. In a post-hoc subgroup analysis of our European Sepsis Trial, we have also demonstrated statistically significant improvements in mortality in patients at high risk of death, including patients with either very high cytokine levels or patients older than age 65, both of which have a high predicted mortality.

The CytoSorb®, DrugSorb, ContrastSorb, and BetaSorb™ devices consist of a cartridge containing adsorbent polymer beads. The cartridge incorporates industry standard connectors at either end of the device which connect directly to an extra-corporeal circuit (bloodlines) on a standalone basis. The extra-corporeal circuit consists of plastic tubing through which the blood flows, our cartridge containing our adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. As blood passes over the polymer beads in the cartridge, toxins are adsorbed from the blood, without removing any fluids from the blood or the need for replacement fluid or dialysate.

There are three common forms of blood purification, including hemodialysis, hemofiltration, and hemoperfusion. All modes are generally supported by standard hemodialysis machines. All take blood out of the body to remove toxins and unwanted substances from blood, and utilize extracorporeal circuits and blood pumps. Dialysis and hemofiltration remove substances from blood by diffusion and ultrafiltration, respectively, through a semi-permeable membrane, allowing the passage of certain sized molecules across the membrane, but preventing the passage of other, larger molecules. Hemoperfusion utilizes solid or porous sorbents to remove things based on pore capture and surface adsorption, not filtration.

CytoSorb® is a hemoperfusion cartridge, using an adsorbent of specified pore size, which controls the size of the molecules which can pass into the adsorbent and vastly increases the area available for surface adsorption. As blood flows over our polymer adsorbent, middle molecules such as cytokines flow into the polymer adsorbent and are adsorbed. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like hemodialysis or hemofiltration. Accordingly, we believe that our technology has significant advantages as compared to traditional dialysis techniques, including ease of use.

CytoSorbents’ HemoDefend™ platform is a development-stage technology utilizing a mixture of proprietary porous polymer beads that target the removal of contaminants that can cause transfusion reactions or cause disease in patients receiving transfused blood products. The HemoDefend™ beads can be used in multiple configurations, including the common in-line filter between the blood bag and the patient as well as a unique, patent-pending “Beads in a Bag” treatment configuration, where the beads are placed directly into a blood storage bag.

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

Using a medical device to treat sepsis remains a relatively novel treatment approach. Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe, Japan, and 16 other countries, but is not yet approved in the United States. To date, it has been used to treat more than 80,000 patients since 1994. Toraymyxin does not directly reduce cytokines. Spectral Diagnostics, Inc has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product. In June 2010, Spectral began enrollment of its targeted 360 patient, 30-site randomized, controlled U.S. Phase III trial (EUPHRATES) to diagnose endotoxemia and then treat sepsis with Toraymyxin. Approximately 200 patients have enrolled to date. The endpoint of the trial is 28-day all-cause mortality. In a second interim analysis announced in January 2014, following the enrollment of 184 patients with 28-day follow-up, the “DSMB has recommended that the trial continue, but has asked that further analysis be performed before recalculation of the trial’s sample size is finalized.” To date, all anti-endotoxin strategies have failed in large scale randomized controlled sepsis trials. Toray also markets its Hemofeel CH1.0 polymethylmethacrylate membrane (PMMA) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis. We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis. Without such studies, it is difficult to assess the true impact of this technology in these conditions. Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood. It is not specifically approved for the treatment of sepsis. Fresenius has launched a similar high molecular weight cut off filter called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L. also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood. Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009. Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems. In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then. Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines. To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients. CytoPherx Inc., has developed an extracorporeal system based on selective cytapheresis, or the inactivation or removal of activated leukocytes. It was enrolling a 344 patient pivotal trial that began in August 2011 and was expected to be completed by December 2014 in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. The status of the trial is unknown. ExThera Medical Corporation has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyethylene beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and plans to conduct a human trial in Germany in the future. In addition, it has partnered with BioBridge Global to apply its technology to pathogen reduction in transfused blood products. Other potential competitors include the now defunct Arbios Systems, Inc. Hemolife Medical, Inc. and Hemocleanse Technologies, LLC. We believe our CytoSorb® cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

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

Trauma

Trauma management initially involves respiratory, hemodynamic and physical stabilization of the patient. However, in the days to weeks that ensue, the focus shifts to preventing or treating organ failure and preventing or treating infection. We are not aware of any specific therapies to prevent or treat multiple organ dysfunction or multiple organ failure in trauma. Rhabdomyolysis, or the breakdown of muscle fibers due to crush injury or other means, occurs in trauma and can lead to acute kidney injury or renal failure. Aggressive hydration, urine alkalinization, and forced diuresis are the main therapies to prevent renal injury. Continuous hemodiafiltration with super-high-flux membranes has demonstrated modest myoglobin clearance but was associated with albumin loss. In general, however, most extracorporeal therapies are not well-suited to remove myoglobin. We have developed a polymer resin that removes myoglobin efficiently without major losses of albumin. The US Army Medical Research and Materiel Command has funded the development of our polymer resins to treat trauma and rhabdomyolysis under a Phase I and Phase II SBIR grant awarded to CytoSorbents in December 2011 and September 2012, respectively

Severe Acute Pancreatitis

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

Cardiopulmonary Bypass Surgery

There is currently a pre-existing market for the use of leukocyte reduction filters sold by Pall Corporation, Terumo Medical Corporation and others in the cardiopulmonary bypass circuit. The purpose of these devices is to reduce cytokine-producing white blood cells from blood. They do not remove cytokines directly and are not considered by many to be an effective solution for cytokine reduction. We are not aware of any practical competitive approaches for removing cytokines in CPB patients. To our knowledge, CytoSorb® is the only cytokine reduction therapy capable of being placed directly into a bypass circuit in the heart-lung machine without the need for another pump. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome and cytokine production still remain a problem in this less invasive, but more technically challenging procedure. If successful, CytoSorb® is expected to be useful in both on-pump and off-pump procedures.

Radiocontrast Removal

ContrastSorb has demonstrated the rapid, high efficiency single pass removal of IV contrast. The use of low osmolar IV contrast, oral administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. Hydration of high risk patients pre-procedure is standard of care but has limited efficacy. PLC Medical Systems, Inc, received CE Mark approval for its RenalGuard system in 2007. RenalGuard encourages excretion of IV contrast and a reduction of CIN, by administering IV hydration that matches urine output in patients receiving a loop diuretic. Hemodialysis can remove IV contrast, but is relatively slow (46% at 1 hour, 65% at 2 hours, 75 % at 3 hours) in chronic renal failure patients who lack normal renal clearance. In high risk patients, the rapid and direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative.

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

HemoDefend™ Purification Technology Platform for Transfused Blood Products

There are only a few directly competitive approved products to address the removal of substances from blood and blood products that can cause transfusion reactions, Leukoreduction (Pall Corporation, Terumo-BCT, Hemerus Corporation, others) is widely used in transfusion medicine and can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents. Automated washing of pRBC is very effective at cleansing contaminants from blood, but is impractical due to the time, cost, and logistics of washing each unit of blood and is not widely used. Blood filters that utilize affinity technologies are in development to remove certain substances such as antibodies from blood, but have other issues, such as cost and concern about the stability or leachability of the affinity technology. The HemoDefend™ platform represents a potentially superior alternative to these methods, as it can provide comprehensive removal of a wide variety of contaminants that can trigger transfusion reactions without washing blood, requires no additional equipment, energy source, or manipulation, and can be incorporated directly into the blood storage bag or used as an in-line blood filter.

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

Sepsis

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

In patients aged ≥ 65 years old, however, seven days of treatment with CytoSorb® was not adequate to extend the observed 14-day mortality benefit out to 28-days (40% vs 45% control, p=0.6, n=21). These critically ill patients carried two major mortality risk factors: multiple organ failure and age ≥ 65 years old, which itself confers a 2.3-fold relative risk of death. Treatment of life-threatening infections with antibiotics often requires 7-14 days of treatment. We hypothesize that treatment of the “run-away” immune response should mirror treatment with antibiotics. We are currently conducting a dose ranging study (“Dosing Study”) in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days, or for 6 hours per day for more than 7 days. Patients are being stratified for age, cytokine levels, and co-morbid illnesses in this matched pairs analysis. Data from this Dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study.

At the end of 2013, we reported a clinical update on the first 28 treated patients that were enrolled in the first arm of the Dosing study (24 hours of treatment for 7 days, each day with a new device). Treatment was safe and well-tolerated at flow rates up to 300 mL/min, with no serious device related adverse events. 24-hour treatment increased platelet reduction compared to 6-hour treatment in the EST, but with no reported complications. Broad spectrum antibiotics, such as the carbapenem class, were compatible with CytoSorb®, requiring only modest dose adjustments. IL-6 reduction continued throughout the entire 24-hour period, higher at the beginning of treatment when IL-6 levels are highest, and with an overall average instantaneous IL-6 reduction of 8% per pass. In this preliminary analysis, the overall 28-day all-cause mortality and 28-day all-cause mortality in patients 65 years and older was not statistically different from the treatment data reported in the EST (electronic randomized cohort). Severity of illness in the overall treatment groups were comparably high, with 50% or more of the treated patients (dosing > EST) having an APACHE II severity of illness score > 25 at the time of enrollment, predicting very high mortality of 55% or more. In comparison, the overall control patients reported in the EST (electronic randomization cohort) had a lower severity of illness with only 20% having an APACHE 2 score > 25.

In 2007, CytoSorbents received FDA approval of its investigational device exemption (IDE) application to run a single center sepsis study in the United States. The Company has since generated safety data in approximately 500 human treatments in patients with septic shock and multiple organ failure in its European Sepsis Trial and Dosing study. Assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue commercializing its product in Europe while pursuing pivotal sepsis studies in the E.U. and U.S.

Cardiac Surgery

With adequate funding and continued positive data, the Company intends to conduct clinical studies using CytoSorb® in cardiac surgery patients in the U.S. We seek to demonstrate the ability of CytoSorb®, when used intra-operatively in a bypass circuit in a heart-lung machine, to improve clinical outcome and reduce cytokines and free hemoglobin that are generated during cardiac surgery procedures in high risk patients. We also look to foster data on the ability of CytoSorb® to resolve post-operative SIRS in cardiac surgery patients, when administered post-operatively with standard hemodialysis machines.

Trauma

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis most commonly associated with trauma. The primary endpoint is myoglobin removal. The FDA has approved our Investigational Device Exemption (IDE) application for this study. We have recently received ethics committee approval to proceed, and the study is anticipated to commence enrollment shortly.

Other Critical Care Applications

There are currently more than 30 ongoing investigator initiated studies being planned or enrolling in Germany, Austria and the United Kingdom. These trials, which are funded and supported by renowned university hospitals and key opinion leaders, will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, burn injury, pancreatitis, liver failure, acute kidney injury, acute respiratory distress syndrome, and many other indications, and will be integral to helping the Company determine the ultimate course of its U.S. clinical trial pathway.

Even though we have obtained CE Mark approval, no assurance can be given that our CytoSorb® product will work as intended in these studies or that we will be able to obtain FDA approval to sell CytoSorb® in the U.S. Even though we have obtained CE Mark approval, there is no guarantee or assurance that we will be successful in obtaining FDA approval in the United States or approval in any other country or jurisdiction. Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

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

In October 2010 CytoSorbents was awarded a grant of approximately $489,000 from the federal Qualifying Therapeutic Discovery Project (QTDP) program for two products in its pipeline including the development of CytoSorb® for the treatment of sepsis and other critical care illnesses. The Company received half of the grant in November 2010 and the second half in February 2011.

In December 2011 CytoSorbents was awarded a $100,000 Phase I SBIR (Small Business Innovation Research) contract, and subsequently a $50,000 Phase I extension, by the US Army Medical Research and Materiel Command to evaluate our technology for cytokine and myoglobin removal in the treatment of burn injury and trauma. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038

In August 2012, the Defense Advanced Research Projects Agency (DARPA) awarded CytoSorbents a five-year technology development contract valued at $3.8 million as part of its “Dialysis-Like Therapeutics” (DLT) program to treat sepsis. DARPA is funding CytoSorbents to further develop its technologies to remove both cytokines and a variety of toxins (e.g. pathogen-derived, naturally occurring, or biowarfare generated). CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

In September 2012 CytoSorbents was awarded a $1 million Phase II SBIR (Small Business Innovation Research) contract by the US Army Medical Research and Materiel Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized a Phase II SBIR contract for approximately $753,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. Though CytoSorbents does not expect to receive material direct funding from this $3 million budgeted program, the study may generate valuable data that can be used commercially or in future trauma studies.

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract to further advance its HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” is valued at $203,351 over six months. The overall goal of this new program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

The Company’s business could be adversely impacted by automatic cuts in Federal spending.  The American Taxpayer Relief Act (ATRA) of 2012, referred to generally as the fiscal cliff deal, that went into effect on March 1, 2013, enacted automatic spending cuts of nearly $1 trillion over the next 10 years (commonly known as “sequestration”) that were included under the Budget Control Act of 2011.  Sequestration may delay payments under the DARPA and SBIR grant agreements, although no material delays have occurred to date. The economic impact of the sequester in the US in 2014 is expected to be less than seen in 2013. The short term and long term economic impact of the sequestration will not be known until the actual spending cuts are implemented and the economic impact of the changes in the budget and taxes are known. It will take an extended number of years to understand the impact of any changes brought about from the sequester.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Located in Berlin, Germany, it serves as the center of our sales activities in Europe. Following the completion of a controlled market release in late June 2012, CytoSorb® was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives who completed training in Q3 2012. Q4 2012 was the first full quarter of direct CytoSorb® sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb® is now available, and Switzerland. From the beginning of the controlled market release in Q4 2011 through the end of December 31, 2013, we achieved cumulative sales of approximately $1,009,000 in sales of CytoSorb®. At the end of 2013, we had more than 100 key opinion leaders (KOL) who were either using CytoSorb® or interested in using it in clinical practice and/or in clinical studies. These KOL relationships were an essential step in our initial goal of driving usage, adoption and reorders of CytoSorb® as they facilitate ordering and reimbursement within the hospital, have a strong influential role within their department and amongst their peers and colleagues outside the hospital, and have the ability to conduct studies and generate data, papers and conference presentations that could drive awareness and demand.

We are approved to sell CytoSorb® in all 28 countries in the European Union, including Germany, United Kingdom, Italy, France and Spain. We plan to expand to other countries in the E.U., and with registration, other countries outside the E.U. that will accept CE Mark approval with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships. We currently have distributorships in the U.K., Ireland, the Netherlands, Turkey, Russia, and India. In India, we have established a strategic partnership with Biocon Ltd., India’s largest biotechnology company, with an initial focus on exclusive distribution of CytoSorb® in India, and select emerging countries. Registration and reimbursement in other countries may or may not require additional clinical data. We plan to continue our commercialization plans in Europe provided we receive adequate and timely funding to support our planned activities and that our products continue to perform as expected in clinical studies.

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

Employees

As of December 31, 2013, we had twenty-three full-time employees. We also utilize consultants and temporary service providers who are not employees of the Company, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements.

Item 1A. Risk Factors

Risks Related to our Industry and our Business

We may require additional capital in the future to fund our operations.

As of December 31, 2013 we had current assets of approximately $3,487,000 including cash on hand of approximately $2,183,000 and current liabilities of approximately $3,065,000. On March 12, 2014, we received approximately $9,451,000 in net proceeds in connection with a registered offering of our common stock.

We may require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts.

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

In addition to our available cash, we may direct Lincoln Park Capital ("LPC") to purchase up to $8,500,000 worth of shares of our common stock under our agreement over a 32 month period expiring inAugust 2014 generally in amounts of up to $50,000 every two business days, which amounts may be increased under certain circumstances. As of March 1, 2014, we have $2,400,000 of proceeds available under this offering.

To the extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure capital from other sources. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $8,500,000 under the Purchase Agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

We are a development stage company engaged primarily in research and development activities and have generated limited revenues to date. There can be no assurance that we will be able to successfully manage the transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, market adoption, marketing problems and additional costs and expenses that may exceed current estimates. Our proposed products will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. We will also need to raise significant additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by the CE Mark. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2013, we had an accumulated deficit of $105,805,775, which included net losses of $4,677,795 for the year ended December 31, 2013 and $3,663,506 for the year ended December 31, 2012. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. Because our predecessor was a limited liability company until December 2005, substantially all of these losses were allocated to that company’s members and will not be available for tax purposes to us in future periods. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We depend upon key personnel who may terminate their employment with us at any time.

As of February 28, 2014 we currently have twenty-four full-time employees and several full-time temporary employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett our Chief Medical Officer, who works with us on a consulting basis. These individuals do not have long-term employment agreements, and there can be no assurance that they will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our polymer products. Even with our approval to apply the CE Mark to our CytoSorb® device as a cytokine filter, our products may not achieve market acceptance in the European countries that recognize and accept the CE Mark. Additional approvals from other regulatory authorities (such as the U.S. Food and Drug Administration, or FDA) will be required before we can market our device in countries not covered by the CE Mark. There is no guarantee that the Company will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

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

We have conducted limited clinical studies of our CytoSorb® device. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical studies on our CytoSorb® product. There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business. Even though we have received approval to apply the CE Mark to our CytoSorb® device as a cytokine filter, there can be no assurance that we will be able to receive approval for other potential applications of CytoSorb®, or that we will receive regulatory clearance from other targeted regions or countries.

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

In March, 2011 we received approval from our Notified Body to apply the CE Mark to our CytoSorb® device for commercial sale as a cytokine filter. CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the E.U. and for additional clinical studies. We will need to maintain compliance on an ongoing basis. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

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

Immediately following our June 30, 2006 merger, we issued 5,250,000 shares of Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock, with an aggregate stated value of $5,250,000. We issued an additional 5,752,268 shares of Series A Preferred Stock through December 31, 2011 to additional investors, as dividends and in connection with the settlement of amounts owed to certain investors due to our failure to timely register shares of Common Stock issuable upon conversion of Series A Preferred Stock. Net of cumulative conversions into Common Stock through April 1, 2012, the Company has a total of 1,447,159 shares of Series A Preferred Stock issued and outstanding. We will likely issue additional shares of this series of preferred stock in the future as dividends. The Certificate of Designation designating the Series A Preferred Stock provides that upon the following events, among others, the dividend rate with respect to the Series A Preferred Stock increases to 20% per annum, which dividends would then be required to be paid in cash:

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

In connection with entering into a funding agreement with Lincoln Park Capital Fund, LLC (“LPC”) in December 2011, we authorized the issuance to LPC of up to $8,500,000 worth of shares of our common stock plus 1,634,615 shares of common stock as additional commitment shares. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. Approximately 84,000,000 shares of common stock have been registered pursuant to S-1 registration statements declared effective by the Securities and Exchange Commission (“SEC”). It is anticipated that these registered shares will be sold over a period of up to 32 months from the date of Purchase Agreement. Depending upon market liquidity at the time, a sale of shares pursuant to the Purchase Agreement at any given time could cause the trading price of our common stock to decline.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have designated 12,000,000 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock as described above. Subject to the rights of the holders of the Series A and Series B Preferred Stock, our Board of Directors is empowered, without stockholder approval, to issue up to 87,800,000 additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the rights of the holders of our common stock. Currently, our Amended Articles of Incorporation, which was effective April 2013, authorize the issuance of up to 800,000,000 shares of common stock, of which approximately 172,000,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

As of December 31, 2013, our management determined that certain disclosure controls and procedures were ineffective, which could result in material misstatements of our financial statements

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2013, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our quarterly and annual financial closing process. Specifically, we lack a functioning Audit Committee to provide oversight and guidance. Additionally, based on management’s assessment, we determined that there were material weaknesses in its internal controls over financial reporting as of December 31, 2013.

While we do believe that our financial statements accurately reflect our financial results, it is possible that our ineffective controls and procedures and our material weaknesses in our internal control over financial reporting may result in us failing to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, and we may be required to restate our prior period financial results.

We can give no assurance that any measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures. In addition, even if we are successful in strengthening our disclosure controls and procedures or remediating our material weaknesses in our internal controls over financial reporting, in the future those controls and procedures and internal controls over financial reporting may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We have concluded that our disclosure controls and procedures are not effective. Additionally, we have determined that there are material weaknesses in our internal control over financial reporting. If this leads to us failing to meet our future reporting obligations on a timely basis or if our consolidated financial statements contain material misstatements it could negatively impact our business by requiring that we employ additional capital to restate our financial statements or cure any defects in our reporting which would result in us having less capital to use to develop our business. An untimely filing or material misstatement could also lead to a lack of confidence by our shareholders, potential investors and shareholders and could lead to our stock price significantly decreasing in value.

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

Item 2.        Properties.

We currently operate a facility near Princeton, New Jersey with approximately 9,800 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in May 2014. We expect to renew this lease upon expiration. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities. Our monthly base rent as of March 2014 is approximately $14,100 and additionally we reimburse the landlord for monthly operating expenses of approximately $11,500.

We also operate a small office facility in Berlin, Germany housing sales and administrative offices. We entered into a lease for this office on March 1, 2012. The lease expires on December 31, 2016. We rent this space for €1,200 per month or US $1,560 per month.

Item 3.        Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation.  We are not currently a party to any legal proceedings.

Item 4.        Mine Safety Disclosures

Not applicable

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades in the over-the-counter-market (“OTC”) on the OTC Bulletin Board (“OTCBB”) under the symbol “CTSO.” The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in the OTC equity securities. An OTCBB equity security generally is any equity security that is not listed or traded on a national securities exchange. Prior to May 2010, our Common Stock traded on the OTCBB under the symbol “MSBT”, but was changed to “CTSO” as part of our name change to CytoSorbents Corporation. Our Common Stock began trading on such market on August 9, 2006.

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

	High	Low

2012
First quarter	$0.17	$0.14
Second quarter	$0.15	$0.09
Third quarter	$0.16	$0.12
Fourth quarter	$0.15	$0.11

2013
First quarter	$0.15	$0.09
Second quarter	$0.15	$0.11
Third quarter	$0.13	$0.08
Fourth quarter	$0.14	$0.09

Approximate Number of Equity Security Holders

As of February 28, 2014, there were approximately 4,455 stockholders. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2013

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	0		n/a		400,000	(1)
Equity compensation plans not approved by stockholders	47,923,642		$0.20		303,889	(2)
Total	47,923,642	(3)	$0.20	(3)	303,889

(1)	Represents options that may be issued under our 2003 Stock Option Plan.
(2)	Represents the number of options that may be issued under our 2006 Long-Term Incentive Plan, after giving effect to options cancelled. The options available under the pool may be increased to maintain 15% of the fully diluted share count as needed.
(3)	Represents options to purchase (i) 1,809 shares of Common Stock at a price of $21.57 per share, (ii) 424,670 shares of Common Stock at a price of $6.64 per share, (iii) 170,000 shares of Common Stock at a price of $1.90 per share, (iv) 306,000 shares of Common Stock at a price of $1.65 per share, (v) 400,000 shares of Common Stock at a price of $1.26 per share, (vi) 166,756 shares of Common Stock at a price of $1.25 per share, (vii) 3,005,000 shares of Common Stock at a price of $0.25 per share, (viii) 137,622 shares of Common Stock at a price of $0.22, (ix) 2,370,000 shares of Common Stock at a price of $0.173 per share, (x) 2,225,000 shares of Common Stock at a price of $0.168, (xi) 25,000 shares of Common Stock at a price of $0.1669, (xii) 408,000 shares of Common Stock at a price of $0.166, (xiii) 408,000 shares of Common Stock at a price of $0.165, (xiv) 25,000 shares of Common Stock at a price of $0.1638, (xv) 5,000 shares of Common Stock at a price of $0.159, (xvi) 25,000 shares of Common Stock at a price of $0.1564, (xvii) 2,000 shares of Common Stock at a price of $0.154, (xviii) 50,000 shares of Common Stock at a price of $0.1538, (xix) 500,000 shares of Common Stock at a price of $0.1482, (xx) 35,000 shares of Common Stock at a price of $0.143, (xxi) 100,000 shares of Common Stock at a price of $0.14, (xxii) 8,120,000 shares of Common Stock at a price of $0.138, (xxiii) 90,000 shares of Common Stock at a price of $0.136 per share, (xxiv) 302,000 shares of Common Stock at a price of $0.134 per share, (xxv) 50,000 shares of Common Stock at a price of $0.1329 per share, (xxvi) 525,000 shares of Common Stock at a price of $0.13 per share, (xxvii) 750,000 shares of Common Stock at a price of $0.129 per share, (xxviii) 200,000 shares of Common Stock at a price of $0.1286 per share, (xxix) 81,000 shares of Common Stock at a price of $0.123 per share, (xxx) 1,000,000 shares of Common Stock at a price of $0.116 per share, (xxxi) 10,305,000 shares of Common Stock at a price of $0.115 per share, (xxxii) 10,000 shares of Common Stock at a price of $0.107 per share, (xxxiii) 795,000 shares of Common Stock at a price of $0.106 per share, (xxxiv) 30,000 shares of Common Stock at a price of $0.097 per share, (xxxv) 2,000 shares of Common Stock at a price of $0.09 per share, (xxxvi) 7,000 shares of Common Stock at a price of $0.089 per share, (xxxvii) 2,753,858 shares at a price of $0.084 per share, (xxxviii) 100,000 shares of Common Stock at a price of $0.08 per share, and (xxxix) 12,012,927 shares of Common Stock at a price of $0.035 per share.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

CytoSorbents Corporation (the “Company”) is a development stage critical care focused immunotherapy company, using blood purification to modulate inflammation – with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending.

In March 2011, we received European Union (“E.U.”) regulatory approval under the CE Mark and Medical Devices Directive for CytoSorb®, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of the CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g. mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

Our CE Mark enables CytoSorb® to be sold throughout all 28 countries of the European Union. In addition, many countries outside the E.U. accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, and many other conditions where cytokine-induced inflammation plays a detrimental role.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany in 2011, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population, and that it was able to control cytokine storm, and broadly reduce key cytokines.

The Company plans to conduct larger, prospective studies in septic patients in the future to confirm these findings.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, CytoSorbents began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2013, we had more than 100 key opinion leaders (KOLs) in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future.

In addition, we now have more than 30 investigator initiated studies being planned in Germany, Austria, and the United Kingdom in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients. These studies are being supported by our European Director of Scientific Affairs. As of March 1, 2014, we have increased our sales force to include seven direct sales people and two sales support staff. We intend to add more staff to the direct sales and marketing team for 2014.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reach agreement with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In September 2013, we entered into a strategic partnership with Biocon, Ltd., Asia’s largest biotech company with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb®. We are currently evaluating other potential distributor and strategic partner networks in other major countries where we are approved to market the device.

We are currently conducting a dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used for longer periods of time. Data from this dosing study is intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study. In addition, we will receive additional data from the results of more than thirty investigator-initiated studies in Europe which are either currently underway or planned.

Concurrent with our commercialization plans, the Company intends to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expend the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We are currently conducting a matched pairs analysis, dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days or for 6 hours per day, but up to 14 days. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a pivotal sepsis study

The market focus for CytoSorb® is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the intensive care unit such as infection and sepsis, trauma, burn injury, acute respiratory distress syndrome (“ARDS”), and others. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb® in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

In addition to the sepsis indication, we intend to continue to foster research in other critical care illnesses where CytoSorb® could be used, such as ARDS, trauma, severe burn injury and acute pancreatitis, or in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest.

The Company’s proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb® - an extracorporeal hemoperfusion cartridge approved in the E.U. for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure

•	HemoDefend™ – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. Goal is to reduce transfusion reactions and improve the safety of older blood

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal is to prevent contrast-induced nephropathy

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g. drug overdose, high dose regional chemotherapy, etc)

•	BetaSorb™ – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal is to improve the efficacy of dialysis or hemofiltration

The Company has been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including DARPA, the U.S. Army, and the U.S. Air Force.

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract to further advance its HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” is valued at $203,351 over six months. The overall goal of this new program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The primary endpoint is myoglobin removal. The FDA has approved our Investigational Device Exemption (IDE) application for this study. We have recently received ethics committee approval to proceed, and the study is anticipated to commence shortly.

In June 2013, the Company began work on its previously announced $1 million Phase II SBIR U.S. Army contract to further develop its technology for the treatment of burn injury and trauma in animal models. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038 and has now received committed funding of $1.15 million to date.

In August 2012, the Company was awarded a $3.8 million, five-year contract by the Defense Advanced Research Projects Agency (“DARPA”) for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (“GPS”), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. CytoSorbents’ contract is for advanced technology development of its hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is in Year 2 of the program and is currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

Results of Operations

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the year ended December 31, 2013 and 2012

Revenues

For the year ended December 31, 2013, the Company generated revenue of approximately $2,423,000 as compared to revenues of approximately $1,343,000 for the year ended December 31, 2012, an increase of 80%. Revenue from product sales was approximately $822,000 for the year ended December 31, 2013, as compared to approximately $152,000 in the year ended December 31, 2012, an increase of 441%. Fourth quarter 2013 product sales of CytoSorb® were approximately $314,000, an increase of 54% over third quarter 2013 product sales. This increase in sales is the result of the efforts of our direct sales force covering Germany, Austria, and Switzerland, as well as sales to distributors in other parts of Europe and the Middle East.

Another approximately $37,000 in revenues related to orders completed during the fourth quarter of 2013 was recognized in 2014. Due to common carrier delays, the products were not picked up until January 2, 2014.  Our revenue recognition policies require that we recognize revenue on products at the time when title and risk of loss passes to the customer, which occurs when the products are picked up by common carrier.

Product gross margins were approximately 61% for the year ended December 31, 2013.

Revenue from grants was approximately $1,601,000, as compared to approximately $1,191,000 in the year ended December 31, 2012.

Research and Development Expenses

Our research and development costs were, approximately $1,739,000 and $2,532,000, for the years ended December 31, 2013 and 2012 respectively. The decrease of approximately $793,000 in research and development expenditures is directly related to an increase in 2013 of direct labor and other costs being deployed toward grant-funded activities, which has the effect of reducing the amount of the Company’s non-reimbursable research and development costs.

Legal, Financial and Other Consulting Expenses

Our legal, financial and other consulting costs were, approximately $908,000 and $627,000, for the years ended December 31, 2013 and 2012 respectively. In 2013, legal, financial, and other consulting costs increased by approximately $281,000, or approximately 44.8%. This is primarily comprised of an increase in legal fees of approximately $45,000 associated with international contracts with product distributors and certain improvements in the Company’s compliance documents, approximately $52,000 in accounting fees which were associated with our audit services, S-1 registration related fees, and other reports, approximately $70,000 associated with accounting consultants and temporary services, approximately $88,000 in consulting fees related to new systems and employment related fees of approximately $27,000 incurred to secure specialized executive talent.

General and Administrative Expenses

Our general and administrative costs were approximately $2,577,000 for the year ended December 31, 2013, an increase of approximately $1,222,000 over general and administrative costs of approximately $1,355,000 for the year ended December 31, 2012. The increase in selling, general, and administrative expenses was primarily due to the addition of our German-based sales and support team resulting in direct costs increases of $430,000, increases in advertising and marketing costs of approximately $290,000, increases in option expenses of $294,000, increase in royalty expenses of approximately $38,000, and increases in consulting costs of $70,000.

Interest Expenses

For the year ended December 31, 2013, our net interest expense was approximately $423,000, as compared to interest expenses of approximately $564,000 for the year ended December 31, 2012. This decrease was principally due to lower amortization of debt discount charged to interest expense in 2013.

Benefit from Income Taxes

Our benefit from income taxes was approximately $458,000 and $392,000 for the years ended December 31, 2013 and 2012, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby we sold our net operating losses to the State of New Jersey.

We have experienced substantial operating losses since inception. As of December 31, 2013, we had a deficit accumulated during the development stage of approximately $105,806,000, which included losses of approximately $4,678,000 and $3,664,000 for years ended December 31, 2013 and 2012 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $4,316,000 and $3,887,000 for the years ended December 31, 2013 and 2012 respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of our debt and equity securities. At December 31, 2013, we had current assets of approximately $3,487,000 including cash on hand of $2,183,000 and current liabilities of $3,065,000. In the first quarter of 2014 we received approximately $300,000 as proceeds from the sale of 4,154,435 shares of Common Stock per the Purchase Agreement with LPC (See Note 12 of the consolidated financial statements). In addition, in February 2014, we received $458,000 in cash from the sale of our net operating losses to the State of New Jersey. In addition, we filed a Form S-1 which became effective on February 18, 2014. On March 12, 2014, we received approximately $9,451,000 in proceeds in connection with this registered offering of our common stock.

In addition to the cash on hand described above, our current agreement with Lincoln Park has the potential to fund another $2,400,000, which could provide additional funding for our operations should we choose to utilize this source of funding.

We believe that we have sufficient cash to fund our operations into 2016; however, we may need to raise additional capital to fully fund Pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized.

Contractual Obligations

The following table summarizes our obligations with regard to our leases and long-term debt at December 31, 2013:

	1 Year	1-3 Years	3-5 Years	Over 5 Years
Leases related to premises	$145,735	32,400	–	–
Convertible note maturities, payable in shares of Common stock	1,843,000	–	–	–
Total	$1,988,735	32,400	–	–

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

Conversion of Redeemable Series B Convertible Preferred Stock

Upon conversions of the Company’s Redeemable Series B Convertible Preferred Stock into shares of common stock, the Company reduces the Series B Preferred Stock carrying value based on the original issuance price of approximately $103 per share on a first-in first-out basis and reclassifies the amount into additional paid-in capital.

Off-Balance Sheet Arrangements

We currently operate a facility near Princeton, New Jersey with approximately 9,800 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in May 2014. We expect to renew this lease upon expiration. We also operate a small office facility in Berlin, Germany housing sales and administrative offices. We entered into a lease for this office on March 1, 2012. The lease expires on December 31, 2016. We rent this space for €1,200 per month or US $1,560 per month.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

(1)

Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves the function of an audit committee, we have not identified an audit committee financial expert on our board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	Need for greater integration, oversight, communication and financial reporting of the books and records of our German subsidiary.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately remediate these material weaknesses but we have begun to address these matters. On May 29, 2013, we hired Kathleen P. Bloch, CPA, MBA, as our Chief Financial Officer. The Company will take additional remedial action to address the remaining material weaknesses in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management's report is not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Phillip Chan, MD	43	President and Chief Executive Officer, Director

Al Kraus	69	Chairman of the Board

Joseph Rubin, Esq.	74	Director

Edward R. Jones, MD, MBA	65	Director

James Gunton	47	Director

Vincent Capponi	56	Chief Operating Officer

Kathleen P. Bloch	59	Chief Financial Officer

Robert Bartlett, MD	74	Chief Medical Officer

Phillip Chan, MD, PhD. Dr. Chan became a director of the Company in 2008 and since January 2009 is also Chief Executive Officer. Prior to CytoSorbents, Dr. Chan led healthcare and life science investments as Partner for the NJTC Investment Fund, LP. Dr. Chan co-founded Andrew Technologies, a medical device company commercializing its HydraSolve™ lipoplasty system for plastic surgery. He is a Board-certified Internal Medicine physician with a strong background in clinical medicine and research. Dr. Chan received his MD and PhD from the Yale University School of Medicine and completed his Internal Medicine residency at Beth Israel Deaconess Medical Center at Harvard. He also holds a BS in cell and molecular biology from Cornell University.

Al Kraus. Mr. Kraus has been a director of the Company since 2003 and until the end of 2008 was the Company’s President and CEO. Mr. Kraus currently serves as Chairman of the Board of Directors. Mr. Kraus has more than twenty-five years’ experience managing companies in the dialysis, medical device products, personal computer and custom software industries. Prior to joining us, from 2001 to 2003, Mr. Kraus was President and CEO of NovoVascular Inc., an early stage company developing coated stent technology. From 1996 to 1998, Mr. Kraus was President and CEO of Althin Healthcare and from 1998 to 2000, of Althin Medical Inc., a manufacturer of products for the treatment of end stage renal disease. While CEO of Althin, he provided strategic direction and management for operations throughout the Americas. From 1979 to 1985, Mr. Kraus was U.S. Subsidiary Manager and Chief Operating Officer of Gambro Inc., a leading medical technology and healthcare company. Mr. Kraus was the Chief Operating Officer of Gambro when it went public in the United States in an offering led by Morgan Stanley.

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

James Gunton. Mr. Gunton became a director of the Company in 2008. He is a cofounder of the NJTC Investment Fund, LP, formerly known as NJTC Venture Fund. Mr. Gunton has been investing in privately-held growth technology companies for twenty years. Before co-founding in 2001 the $80 million NJTC Investment Fund, LP, Jim was a manager at Oracle Corporation in the Silicon Valley. He represents NJTC Investment Fund, LP at three portfolio companies and is a former Governor of the National Association of Small Business Investment Companies. Jim earned a BS from Stanford University and an MBA with distinction from Duke University.

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

Kathleen P. Bloch, MBA, CPA. Ms. Bloch has more than 20 years of executive financial experience in both public and private companies. Effective May 29, 2013, she replaced Interim CFO, Mr. Ronald Berger. Most recently, she was Chief Financial Officer of Laureate Biopharmaceutical Services, Inc., a leader in biopharmaceutical contract development and manufacturing. Previously, Ms. Bloch was Chief Operating Officer and CFO of PC Group, Inc., a $70 million in revenue, NASDAQ-listed, publicly traded company with a diverse group of holdings, including several medical device subsidiaries. Prior to that, Ms. Bloch was CFO of Silver Line Building Products Corporation, one of the world's largest manufacturers of vinyl windows. She began her career at the accounting firm of Peat Marwick International. Ms. Bloch holds a Master of Business Administration degree and a Bachelor of Science Accounting degree from LaSalle University, and is a Certified Public Accountant.

Ronald Berger, CPA. Mr. Berger has been a financial consultant to the Company since 2005 and became Interim Chief Financial Officer in 2012 upon the departure of the previous CFO. He has over 40 years of business experience and has been a financial consultant to various Companies during the past 20 years. Prior to that, he was Controller for Singer Supermarkets and VP Finance and Administration for Quick Chek Corporation. His appointment to Interim Chief Financial Officer terminated with the commencement of employment of Kathleen P. Bloch.

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

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

The Board of Directors does not have an Audit Committee, and therefore does not have an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K.

Code of Business Conduct and Ethics

In October, 2013, the Company adopted a Code of Business Conduct and Ethics. All CytoSorbents employees, including our Chief Executive Officer and other senior executives, are required to comply with the Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of ethical behavior. Our Code of Conduct covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees are required to bring any violations and suspected violations of the Code of Conduct to the attention of the Company, through management, the Board of Directors, or our legal counsel. At the current time, the Code of Business Conduct has been signed by all employees in the United States and is being translated into German. Upon completion of the translation, we will secure the signatures of our Germany-based employees.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  Each of our directors has attended all meetings either in person or via telephone conference. We have a Compensation Committee consisting of two independent directors and our President, Dr. Phillip Chan. We do not have an audit, nominating, or other standing committees; our Board of Directors serves this function collectively. Each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Al Kraus	4	Was not filed timely following the acquisition of options.
	4	Was not filed timely following the acquisition of options.
Vincent Capponi	4	Was not filed timely following the acquisition of options.
Joseph Rubin	4	Was not filed timely following the acquisition of options.
Ronald Berger	4	Was not filed timely following the acquisition of options.
Phillip Chan	4	Was not filed timely following the acquisition of stock and options.
James Gunton	4	Was not filed timely following the acquisition of options.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)		All Other Compensation	Total ($)
Phillip Chan
Chief Executive Officer	2013	245,368	(2)	-0-	-0-		-0-	245,368
	2012	231,496		-0-	-0-		8,000	239,496

Vincent Capponi,
Chief Operating Officer	2013	239,445	(3)	200	-0-		-0-	239,645
	2012	219,674		30,200	-0-		-0-	249,874

Kathleen P. Bloch
Chief Financial Officer (5)	2013	118,974		200	5,375	(4)	-0-	124,549
	2012	-0-		-0-	-0-		-0-	-0-

David Lamadrid,
Chief Financial Officer (5)	2013	-0-		-0-	-0-		-0-	-0-
	2012	108,706		-0-	-0-		-0-	108,706

Ronald Berger
Interim Chief Financial Officer(5)	2013	-0-		200	9,800	(6)	100,526	110,526
	2012	-0-		200	1,030	(7)	102,472	103,702

Dr. Robert Bartlett
Chief Medical Officer	2013	-0-		-0-	-0-		52,000	52,000
	2012	-0-		-0-	-0-		52,000	52,000

(1)	The value of option awards granted to the Named Executive Officers has been estimated pursuant to recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2013.

(2)	Dr. Chan’s salary for 2013 was $245,368, of which he deferred payment on $11,575 until 2014.

(3)	Mr. Capponi’s salary for 2013 was $239,445, of which he deferred payment on $16,476 until 2014.
(4)

In connection with her employment, Ms. Bloch received options to purchase 1,000,000 shares on May 29, 2013 at an exercise price of $0.116. These options vest as follows: (1) 500,000 on May 9, 2014; and (2) 500,000 on May 9, 2015 and expire on May 29, 2023.

(5)	Mr. Lamadrid resigned as our Chief Financial Officer effective July 11, 2012. Mr. Berger assumed the position of Interim CFO on July 12, 2012. On May 29, 2013, Ms. Bloch became Chief Financial Officer. Her annual salary is $200,000.

(6)	On February 6, 2013, Mr. Berger received options to purchase 350,000 shares of stock at an exercise price of $0.106. These options vested on February 6, 2013, and expire five years from the date of issuance.

(7)	On January 18, 2012, Mr. Berger received options to purchase 30,000 shares of stock at an exercise price of $0.168. Twenty (20) percent of the options vested immediately upon issuance and the remainder vest evenly over five years and expire in five years.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2013, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Phillip Chan	15,000		0.08	(1)	12/31/18
	2,503,858		0.084	(1)	1/8/19
	400,000	100,000	0.173	(2)	1/4/20
	2,227,500		0.138	(1)	5/5/20
		1,650,000	0.115	(3)	4/4/2023

Vincent Capponi	50,000		1.65	(1)	12/31/16
	1,100,000		0.25	(1)	01/16/18
	2,200,000		0.035	(1)	06/25/18
	400,000		0.168	(1)	01/28/19
	400,000	100,000	0.173	(2)	1/4/20
	2,032,500		0.138	(1)	5/5/20
		1,550,000	0.115	(4)	4/4/2023

Kathleen P. Bloch	-0-	1,000,000	0.116	(5)	5/7/23
		500,000	0.115	(6)	4/4/2023

Robert Bartlett	50,000		0.084	(1)	01/8/14
	140,000	35,000	0.173	(7)	1/4/20
	515,000		0.138	(1)	5/5/20
		400,000	0.115	(8)	4/4/2023

(1)	Fully vested.

(2)

Vests and becomes exercisable as to (i) 100,000 shares on January 4, 2010; (ii) 100,000 shares on January 4, 2011; (iii) 100,000 shares on January 4, 2012; (iv) 100,000 shares on January 4, 2013; and (v) 100,000 shares on January 4, 2014.

(3)

These options will become exercisable based on the achievement of certain milestones connected to the Company’s operations, subject to approval by the Board of Directors. In March 2014 the Board of Directors reviewed the milestones achieved, and determined that Dr. Chan earned 762,500 of the milestone options which vest and become exercisable as to (i) 381,250 on December 31, 2014; and (ii) 381,250 on December 31, 2015. The remaining 887,500 options were cancelled.

(4)

These options will become exercisable based on the achievement of certain milestones connected to the Company’s operations, subject to approval by the Board of Directors. In March 2014 the Board of Directors reviewed the milestones achieved, and determined that Mr. Capponi earned 750,000 of the milestone options which vest and become exercisable as to (i) 375,000 on December 31, 2014; and (ii) 375,000 on December 31, 2015. The remaining 800,000 options were cancelled.

(5)	Vests and becomes exercisable as to (1) 500,000 shares on May 9, 2014; and (ii) 500,000 shares on May 9, 2015.
(6)

These options will become exercisable based on the achievement of certain milestones connected to the Company’s operations, subject to approval by the Board of Directors. In March 2014 the Board of Directors reviewed the milestones achieved, and determined that Ms. Bloch earned 500,000 of the milestone options which vests and becomes exercisable as to (i) 250,000 on December 31, 2014; and (ii) 250,000 on December 31, 2015.

(7)

Vests and becomes exercisable as to (i) 35,000 shares on January 4, 2010; (ii) 35,000 shares on January 4, 2011; (iii) 35,000 shares on January 4, 2012; (iv) 35,000 shares on January 4, 2013; and (v) 35,000 shares on January 4, 2014.

(8)

These options will become exercisable based on the achievement of certain milestones connected to the Company’s operations, subject to approval by the Board of Directors. In March, 2014, based upon milestones achieved, the Board awarded Dr. Bartlett 200,000 of the milestone options which vests and becomes exercisable as to (i) 100,000 on December 31, 2014; and (ii) 100,000 on December 31, 2015.

Director Compensation

The following table shows for the fiscal year ended December 31, 2013 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Joseph Rubin	8,500	1,125	(2)	9,625

Edward R. Jones	10,000	1,125	(3)	11,125

James Gunton (5)	—	1,125	(4)	1,125

Al Kraus	25,000	2,250	(5)	27,250

Phillip Chan (6)	—	—	(6)	—

(1)

The value of option awards granted to directors has been estimated pursuant to the recognition requirements of accounting standards for accounting for stock-based compensation for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 2 of our financial statements for the period ended December 31, 2013.

(2)

In connection with his service as a director in 2013 we issued Mr. Rubin options to purchase 150,000 shares of our Common Stock at an exercise price of $0.115 per share, which were granted on April 4, 2013 and expire on April 4, 2023. All 150,000 shares vest and become exercisable on April 4, 2014.

(3)

In connection with his service as a director in 2013 we issued Dr. Jones options to purchase 150,000 shares of our Common Stock at an exercise price of $0.115 per share, which were granted on April 4, 2013 and expire on April 4, 2023. All 150,000 shares vest and become exercisable on April 4, 2014.

(4)

In connection with Mr. Gunton’s service as a director in 2013, the NJTC Investment Fund, LP was issued options to purchase 150,000 shares of our Common Stock at an exercise price of $0.115 per share, which were granted on April 4, 2013 and expire on April 4, 2023. All 150,000 shares vest and become exercisable on April 4, 2014.

(5)

Pursuant to an agreement and in connection with Mr. Kraus’ service as a director in 2013 we issued options to purchase 300,000 shares of our Common Stock at an exercise price of $0.115 per share, which were granted on April 4, 2013 and expire on April 4, 2023. All 300,000 shares vest and become exercisable on April 4, 2014.

(6)	Effective July 24, 2008, Dr. Chan was appointed to the Company’s Board of Directors and Compensation Committee. Effective January 1, 2009, Dr. Chan entered into an employment agreement becoming interim Chief Executive Officer of the Company. In January 2009, Dr. Chan resigned his position as a member on the Compensation Committee. Dr. Chan officially became CEO and President in 2010. During 2013, Dr. Chan was an employee Director and was not eligible to receive compensation for Director services.

In 2007, we approved arrangements under which each non-employee director receives a fee of $2,000 for each quarterly Board meeting attended in person and a fee of $1,000 for each quarterly Board meeting participated in by telephone. In 2013, these fees were increased to $2,500 for in person participation and $1,000 for conference call participation in each quarterly meeting. In addition, each non-employee director will be eligible to be issued options to purchase up to 10,000 shares of our Common Stock. Such options will be exercisable in accordance with the Company’s option pricing policy on the date of grant. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

In connection with his appointment as Chairman of the Board in January 2009, we agreed to compensate Mr. Kraus at the rate of $20,000 per annum, and on January 8, 2009 we issued Mr. Kraus a ten year option to purchase 200,000 shares of our Common Stock at a price of $0.084 per share. In December 2009, we issued Mr. Kraus an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.166 per share. Additionally for services performed as Chief Executive Office of the company through December 31, 2008, the Board approved a 10 year option to purchase 450,000 shares of our Common Stock at a price of $0.168 per share on January 28, 2009. In January 2011, we renewed the agreement with Al Kraus, as Chairman of the Board of Directors for an additional two year term period. In February 2013, Mr. Kraus entered into another agreement with the Company to remain Chairman of the Board for the fiscal 2013 year, compensated at $25,000 per annum, with the issuance of a ten year option to purchase 300,000 shares of our Common Stock at a price of $0.115 per share.

Employment Agreements with Named Executive Officers

Phillip Chan

Effective December 3, 2013, we renewed the employment agreement by and between Dr. Phillip Chan and the Company as Chief Executive Officer retroactive to January 1, 2013. Per the terms of the agreement, we agreed to pay Phillip Chan an annual base compensation of $245,386 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Vincent Capponi

Effective December 31, 2013, we renewed the employment agreement by and between Vincent Capponi and the Company as Chief Operating Officer retroactive to January 1, 2013. Per the terms of the agreement, we agree to pay Vincent Capponi an annual base compensation of $239,445 payable in equal semimonthly installments in accordance with our usual practice. This base compensation shall be subject to review by our Compensation Committee, but his compensation may not be reduced from then current level. He is eligible for employee stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Robert Bartlett

Effective December 31, 2013, we renewed the consulting agreement with Dr. Bartlett. Pursuant to this consulting agreement, in 2013 we agreed to pay Dr. Robert Bartlett consulting fees at an annualized rate of $52,000 payable in equal monthly installments of $4,333.33 per month. In addition, effective December 31, 2013, we entered into a consulting agreement for 2014 in which we agreed to pay Dr. Robert Bartlett consulting fees at an annualized rate of $53,000 payable in equal monthly installments of $4,333.33 per month. He is eligible for stock options, which will be adjusted on the same basis as all other shareholders to account for any stock split, stock dividends, combination or recapitalization.

Kathleen P. Bloch

Effective May 29, 2013, we entered into the employment agreement with Ms. Kathleen P. Bloch. Pursuant to this employment agreement, Ms. Bloch will perform the services and duties that are normally and customarily associated with these positions as well as other associated duties as our Board reasonably determines. The agreement commences on May 29, 2013 and expires on May 31, 2014 and calls for an initial base salary of $200,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. As a signing bonus, Ms. Bloch was also given a ten-year option to purchase 1,000,000 shares of the Company’s common stock. This option vests in equal installments over the next two years: 500,000 options at the 12 month anniversary, and 500,000 options at 24 month anniversary of the signing of this employment agreement, provided that Ms. Bloch remains a full-time employee of the Company.

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

	SHARES BENEFICIALLY OWNED
	Number		Percent (%)(1)
Directors and Executive Officers

Al Kraus, Chairman of the Board of Directors	11,057,001	(2)	2.0%

Phillip Chan , President and Chief Executive Officer, Director	8,785,041	(3)	1.6%

Vincent Capponi, Chief Operating Officer	8,250,586	(4)	1.5%

Joseph Rubin, Director	1,649,424	(5)	*

Robert Bartlett, Chief Medical Officer	1,140,000	(6)	*

James Gunton, Director	106,229,967	(7)	18.9%

Edward R. Jones, Director	532,500	(8)	*

Thomas Bocchino, former Chief Financial Officer**	--		*

Ronald Berger, Interim Chief Financial Officer***	1,170,706	(9)	*

Kathleen P. Bloch, Chief Financial Officer***	1,500,000	(10)	*

All directors and executive officers as a group (ten persons)	140,315,225	(11)	25.1%

Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

Robert Shipley	58,918,566	(12)	10.7%

NJTC Investment Fund, LP	106,229,967	(13)	18.9%

*	Less than 1%.

**	On February 8, 2013, Mr. Thomas Bocchino, the Company’s Chief Financial Officer, gave notice of his resignation, effective immediately, due to personal reasons. Mr. Ronald Berger, a certified public accountant and the Company’s controller for the past eight years, was appointed by the Board of Directors as Interim Chief Financial Officer and assumed Mr. Bocchino’s duties as of February 8, 2013.

***	On May 29, 2013, the Company replaced Mr. Ronald Berger with Kathleen P. Bloch as the Company’s new Chief Financial Officer.

1	Based on 562,607,993 fully-diluted shares of Common Stock and common stock equivalents as of December 31, 2013. Shares of Common Stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2	Includes 1,393,631 shares of Common Stock and 9,663,370 shares of Common Stock issuable upon exercise of stock options.

3	Includes 895,994 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 400,000 shares of Common Stock issuable upon conversion of Convertible Note, 306,022 shares of Common Stock and 7,183,025 shares of Common Stock issuable upon exercise of warrants and stock options.

4	Includes 418,086 shares of Common Stock and 7,832,500 shares of Common Stock issuable upon exercise of stock options.

5	Includes 4,094 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 620,663 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 857,454 shares of Common Stock issuable upon exercise of warrants and stock options, and 82,264 shares of Common Stock, and 84,949 shares of Common Stock beneficially owned by Mr. Rubin’s spouse, as to which he disclaims beneficial ownership.

6	These shares are issuable upon exercise of stock options.

7	Includes 105,740,967 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 489,000 shares of Common Stock issuable upon exercise of stock options. These securities are held directly by NJTC Investment Fund, LP, of which Mr. Gunton is a partner. Mr. Gunton disclaims beneficial ownership.

8	These shares are issuable upon exercise of stock options.

9

Includes 209,862 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 73,511 shares of Common Stock issuable upon conversion of Convertible Note, and 887,333 shares of Common Stock issuable upon exercise of warrants and stock options. This amount includes 6,500 shares of Common Stock beneficially owned by Mr. Berger’s spouse, as to which he disclaims beneficial ownership.

10	These shares are issuable upon exercise of stock options.

11	Includes an aggregate of 4,094 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 107,467,486 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 400,000 shares of Common Stock issuable upon conversion of Convertible Notes, and 30,085,182 shares of Common Stock issuable upon exercise of warrants and stock options.

12	Includes 655,652 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 53,770,470 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 5,492,444 shares of Common Stock.

13	Includes 105,740,967 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 489,000 shares of Common Stock issuable upon exercise of stock options. These securities are held directly by NJTC Investment Fund, LP and indirectly through James Gunton, a partner at NJTC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Joseph Rubin is a director of ours and performs legal services for us from time to time. At December 31, 2013, we owed Mr. Rubin’s firm approximately $28,000 in respect of legal services provided by his firm to us during fiscal year 2013.

Director Independence

All members of our Board of Directors, other than Joseph Rubin, who performs legal services for us as disclosed above, and Phillip Chan, our Chief Executive Officer, are independent under the standards set forth in Nasdaq Marketplace Rule 5605.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by WithumSmith+Brown, PC for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by WithumSmith+Brown, PC during those years.

	2013	2012

Audit fees (1)	$117,888	$126,200
Audit related fees	—	—
Tax fees	8,430	5,500
All other fees	—	—

Total fees	$126,318	$131,700

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements, and the review of such financial statements in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statement on Form S-1 and S-8, and Current Reports on Form 8-K.

Pre-Approval Policies and Procedures

We do not have an audit committee or a formal pre-approval process for the performance for us by our independent auditor of non-audit services. For the year ended December 31, 2013 our independent auditor performed non-attest tax services. We anticipate that any non-audit services to be performed for us by our independent auditor, subject to the deminimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, will be approved prior to our auditor’s engagement for such services by our Board of Directors, acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

Exhibit
No.		Description

4.1		Form of Convertible Note for sale of stock that occurred June 21, 2013 (3)

4.2		Form of Warrant for sale of stock that occurred June 21, 2013 (3)

4.3		Form of Convertible Note for sale of stock that occurred September 30, 2013 (4)

4.4		Form of Warrant for sale of stock that occurred September 30, 2013 (4)

10.1		Employment Agreement with Dr. Phillip P. Chan Effective December 3, 2013. (1)

10.2		Employment Agreement with Vincent Capponi Effective December 3, 2013. (1)

10.3		Employment Agreement with Kathleen Bloch Effective May 7, 2013. (2)

10.4		Purchase Agreement, dated as of December 8, 2011 by and between the Company and Lincoln Park Capital Fund, LLC.(3)

10.5		Registration Rights Agreement, dated as of December 8, 2011, by and between the Company and Lincoln Park Capital Fund, LLC. (3)

10.6		Termination Agreement, dated as of December 7, 2011, by and between the Company and Lincoln Park Capital Fund, LLC.(3)

31.1		Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Presentation Linkbase
(1)	Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on December 4, 2012.
(2)	Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on June 17, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 9, 2011.

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

(1)	Referred to and incorporated by reference to the Current Report on Form 8-K dated January 7, 2014.
(2)	Referred to and incorporated by reference to the Current Report on Form 8-K dated May 14, 2013.
(3)	Referred to and incorporated by reference to the Current Report on Form 8-K dated June 27, 2013.
(4)	Referred to and incorporated by reference to the Current Report on Form 8-K dated October 10, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2014.

CYTOSORBENTS CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	March 31, 2014
Phillip Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 31, 2014
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 31, 2014
Al Kraus

/s/ Joseph Rubin	Director	March 31, 2014
Joseph Rubin, Esq.

/s/ Edward R. Jones	Director	March 31, 2014
Edward R. Jones

/s/ James Gunton	Director	March 31, 2014
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

CytoSorbents Corporation:

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (a development stage company), as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of CytoSorbents Corporation for the period from January 22, 1997 (date of inception) to December 31, 2000. Such statements are included in the cumulative total from inception to December 31, 2013 on the consolidated statements of operations and cash flows and reflect a net loss of 19.8% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from January 22, 1997 (date of inception) to December 31, 2000 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoSorbents Corporation as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from January 22, 1997 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, although management has indicated that the Company currently has adequate funding for more than the next twelve months of operations, the Company has experienced recurring net losses and negative cash flows from operations. As a result, the Company may have to raise additional capital to continue to operate and these matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

March 25, 2014

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

Arthur Andersen, LLP

New York, New York

December 27, 2001

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012

ASSETS

Current Assets:
Cash and cash equivalents	$2,183,030	$1,729,344
Grants and accounts receivable, net of allowance for doubtful accounts of $-0-	453,017	51,779
Inventories	245,608	682,372
Prepaid expenses and other current assets	605,312	476,093

Total current assets	3,486,967	2,939,588

Property and equipment – net	144,393	145,600

Other assets	414,375	254,220

Total long-term assets	558,768	399,820

Total Assets	$4,045,735	$3,339,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$786,517	$800,670
Accrued expenses and other current liabilities	361,700	349,841
Deferred revenue	272,359	---
Current portion of convertible notes payable, net of debt discount in the amount of $198,644 at December 31, 2013 and $178,775 at December 31, 2012	1,644,356	926,225

Total current liabilities	3,064,932	2,076,736

Total liabilities	3,064,932	2,076,736

Redeemable Series B Convertible Preferred Stock, 200,000 shares authorized at December 31, 2013 and December 31, 2012, respectively, 79,336.54 and 72,073.26 issued and outstanding, respectively	15,246,350	12,887,817

Stockholders’ Equity/(Deficiency):
10% Series A Convertible Preferred Stock, 12,000,000 shares authorized at December 31, 2013 and 2012, respectively; 1,759,666 and 1,594,164 shares issued and outstanding, respectively	1,760	1,594
Common Stock, Par Value $0.001, 800,000,000 shares authorized at December 31, 2013 and 2012, respectively; 251,319,547 and 214,967,503 shares issued and outstanding, respectively	251,320	214,968
Additional paid-in capital	91,343,135	86,903,415

Accumulated other comprehensive income	(55,987)	(12,662)
Deficit accumulated during the development stage	(105,805,775)	(98,732,460)
Total stockholders’ equity/(deficiency)	(14,265,547)	(11,625,145)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,045,735	$3,339,408

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from
	January 22,1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012

Revenue:
Sales	$1,009,439	$821,787	$151,574
Grant income	3,792,687	1,600,880	1,191,362

Total revenue	4,802,126	2,422,667	1,342,936

Cost of revenue	2,745,436	1,911,565	319,298
Gross profit	2,056,690	511,102	1,023,638

Other expenses:
Research and development	55,668,397	1,738,938	2,532,489
Legal, financial and other consulting	9,493,779	908,644	627,245
General and administrative	28,987,962	2,576,751	1,354,738
Change in fair value of management and incentive units	(6,055,483)	—	—

Total expenses	88,094,655	5,224,333	4,514,472

Loss from Operations	(86,037,965)	(4,713,231)	(3,490,834)

Other (income) expenses:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)
Interest (income) expense, net	7,724,393	422,843	564,428
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—

Total other (income) expense, net	7,847,608	422,843	564,428

Loss before benefit from income taxes	(93,885,573)	(5,136,074)	(4,055,262)

Benefit from income taxes	(1,397,353)	(458,279)	(391,756)

Net loss	(92,488,220)	(4,677,795)	(3,663,506)

Preferred stock dividend	13,317,555	2,395,520	2,511,412

Net loss available to common shareholders	$(105,805,775)	$(7,073,315)	$(6,174,918)

Basic and diluted net loss per common share		$(0.03)	$(0.03)

Weighted average number of common stock outstanding		236,019,072	198,228,289

Net loss	$(92,488,220)	$(4,677,795)	$(3,663,506)

Other comprehensive loss:

Currency translation adjustment	(55,987)	(43,325)	(12,662)

Comprehensive loss	$(92,544,207)	$(4,721,120)	$(3,676,168)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from January 22, 1997 (date of inception) to December 31, 2013

	Series B Redeemable Convertible									Accumulated	Deficit
	Preferred Stock		Members’		Common Stock		Preferred Stock A			Other	Accumulated	Stockholders'
	Shares	Amount	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Paid-In Capital	Comprehensive Income	Development Stage	Equity (Deficit)
Balance at January 22, 1997 (date of inception)	0	$0	$—	$—	—	$—	$—	$—	$—	$—	$—	$—

Equity contributions			1,143,487	—	—	—			—		—	1,143,487

Subscriptions receivable			440,000	—	—	—			—		—	440,000

Technology contribution			4,550,000	—	—	—			—		—	4,550,000

Net loss			—	—	—	—			—		(5,256,012)	(5,256,012)

Balance at December 31, 1997			6,133,487	—	—	—			—		(5,256,012)	877,475

Equity contributions			2,518,236	—	—	—			—		—	2,518,236

Options issued to consultants			1,671	—	—	—			—		—	1,671

Subscriptions receivable			50,000	—	—	—			—		—	50,000

Net loss			—	—	—	—			—		(1,867,348)	(1,867,348)

Balance at December 31, 1998			8,703,394	—	—	—			—		(7,123,360)	1,580,034

Equity contributions			1,382,872	—	—	—			—		—	1,382,872

Equity issued to consultants			88,363	—	—	—			—		—	88,363

Recognition of deferred compensation			47,001	(47,001)	—	—			—		—	—

Amortization of deferred compensation			—	15,667	—	—			—		—	15,667

Subscriptions receivable			100,000	—	—	—			—		—	100,000

Net loss			—	—	—	—			—		(3,066,388)	(3,066,388)

Balance at December 31, 1999			10,321,630	(31,334)	—	—			—		(10,189,748)	100,548

Equity contributions			14,407,916	—	—	—			—		—	14,407,916

Equity issued to consultants			1,070,740	—	—	—			—		—	1,070,740

Warrants issued to consultants			468,526	—	—	—			—		—	468,526

Recognition of deferred compensation			27,937	(27,937)	—	—			—		—	—

Amortization of deferred compensation			—	46,772	—	—			—		—	46,772

Net loss			—	—	—	—			—		(10,753,871)	(10,753,871)

Balance at December 31, 2000			26,296,749	(12,499)	—	—			—		(20,943,619)	5,340,631

Equity contributions			13,411,506	—	—	—			—		—	13,411,506

Equity issued to consultants			161,073	—	—	—			—		—	161,073

Stock options issued to employee			2,847	—	—	—			—		—	2,847

Fees incurred in raising capital			(1,206,730)	—	—	—			—		—	(1,206,730)

Amortization of deferred compensation			—	12,499	—	—			—		—	12,499

Net loss			—	—	—	—			—		(15,392,618)	(15,392,618)

Balance at December 31, 2001			38,665,445	—	—	—			—		(36,336,237)	2,329,208

Equity contributions			6,739,189	—	—	—			—		—	6,739,189

Equity issued to consultants			156,073	—	—	—			—		—	156,073

Options issued to consultant			176,250	—	—	—			—		—	176,250

Options issued to employee			2,847	—	—	—			—		—	2,847

Fees incurred in raising capital			(556,047)	—	—	—			—		—	(556,047)

Forgiveness of loan receivable in exchange for equity			(1,350,828)	—	—	—			—		—	(1,350,828)

Net loss			—	—	—	—			—		(11,871,668)	(11,871,668)

Balance at December 31, 2002			43,832,929	—	—	—			—		(48,207,905)	(4,374,976)

Equity contributions			4,067,250	—	—	—			—		—	4,067,250

Equity issued to consultants			16,624	—	—	—			—		—	16,624

Change in fair value of management units			2,952,474	—	—	—			—		—	2,952,474

Options issued to consultant			65,681	—	—	—			—		—	65,681

Fees incurred in raising capital			(343,737)	—	—	—			—		—	(343,737)

Forgiveness of loan receivable in exchange for equity			(281,340)	—	—	—			—		—	(281,340)

Net loss			—	—	—	—			—		(6,009,283)	(6,009,283)

Balance at December 31, 2003			50,309,881	—	—	—			—		(54,217,188)	(3,907,307)

Equity contributions			512,555	—	—	—			—		—	512,555

Change in fair value of management units			(2,396,291)	—	—	—			—		—	(2,396,291)

Fees incurred in raising capital			(80,218)	—	—	—			—		—	(80,218)

Net Loss			—	—	—	—			—		(1,096,683)	(1,096,683)

Balance at December 31, 2004			48,345,927	—	—	—			—		(55,313,871)	(6,967,944)

Equity contributions			92,287	—	—	—			—		—	92,287

Settlement of accounts payable in exchange for equity			836,319	—	—	—			—		—	836,319

Conversion of convertible notes payable and accrued interest for member units			51,565	—	—	—			—		—	51,565

Change in fair value of management units			(14,551)	—	—	—			—		—	(14,551)

Fees incurred in raising capital			(92,287)	—	—	—			—		—	(92,287)

Reorganization from LLC to "C" Corporation			(49,219,260)	—	4,829,120	4,829			49,214,431		—	—

Net loss			—	—	—	—			—		(3,665,596)	(3,665,596)

Balance at December 31, 2005			—	—	4,829,120	4,829			49,214,431		(58,979,467)	(9,760,207)

	Series B Redeemable Convertible									Accumulated	Deficit
	Preferred Stock		Members’		Common Stock		Preferred Stock A			Other	Accumulated	Stockholders'
	Shares	Amount	Equity (Deficiency)	Deferred Compensation	Shares	Par value	Shares	Par Value	Paid-In Capital	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for stock subscribed					240,929	241			799,644			799,885

Issuance of common stock to investor group for price protection			—	—	100,000	100	—	—	(100)		—	—

Issuance of stock options to employees, consultants and directors			—	—	—	—	—	—	143,352		—	143,352

Issuance of 10% Series A Preferred Stock for cash			—	—	—	—	5,300,000	5,300	5,530,143		(235,443)	5,300,000

Cost of raising capital associated with issuance of preferred stock			—	—	—	—	—	—	(620,563)		—	(620,563)

Shares held by original stockholders of Parent immediately prior to merger			—	—	3,750,000	3,750	—	—	(3,750)		—	—

Conversion of convertible debt, related accrued interest and shares to induce conversion into common stock			—	—	5,170,880	5,171	—	—	11,376,939		—	11,382,110

Issuance of common stock in consideration for funding $1,000,000 convertible note payable per terms of merger transaction			—	—	10,000,000	10,000	—	—	990,000		—	1,000,000

Issuance of common stock in exchange for accounts payable and services rendered			—	—	778,274	779	—	—	587,035		—	587,814

Conversion of common stock issued prior to reverse merger for 10% Series A Preferred Stock			—	—	(240,929)	(241)	799,885	800	30,194		(30,753)	—

Non-cash stock dividends on 10% Series A Preferred Stock			—	—	—	—	303,700	303	303,397		(303,700)	—

Issuance of preferred stock for redemption of convertible note			—	—	—	—	1,000,000	1,000	1,204,640		(205,640)	1,000,000

Issuance of warrants to consultants for services			—	—	—	—	—	—	9,883		—	9,883

Issuance of warrants in exchange for accounts payable			—	—	—	—	—	—	192,311		—	192,311

Net loss			—	—	—	—	—	—	—		(7,671,580)	(7,671,580)

Balance at December 31, 2006			—	—	24,628,274	24,629	7,403,585	7,403	69,757,556		(67,426,583)	2,363,005

Issuance of stock options to employees, consultants and directors					—	—	—	—	498,955		—	498,955

Issuance of common stock in settlement of accounts payable			—	—	11,501	11	—	—	22,991		—	23,002

Conversion of preferred stock into common stock			—	—	405,157	405	(506,446)	(506)	101		—	—

Issuance of Series A Preferred Stock as dividends and settlement of dividends/penalties payable in connection with non-registration event			—	—	—	—	1,122,369	1,122	1,121,246		(760,872)	361,496

Net loss			—	—	—	—	—	—	—		(3,350,754)	(3,350,754)

Balance at December 31, 2007			—	—	25,044,932	25,045	8,019,508	8,019	71,400,849		(71,538,209)	(104,296)

Stock based compensation - employees, consultants and directors			—	—	—	—	—	—	363,563		—	363,563

Issuance of Series A Preferred Stock as dividends			—	—	—	—	830,384	831	277,087		(277,918)	—

Issuance of Series B Preferred Stock	52,931.47	5,442,497							—		(364,747)	(364,747)

			—	—	—	—	—	—	—		—	—

Issuance of Series B Preferred Stock as dividends	2,627.17	262,717	—	—	—	—	—	—	—		(262,717)	(262,717)

Issuance of warrants upon conversion of convertible notes payable in Series B Preferred Stock			—	—	—	—	—	—	40,354			40,354

Conversion of Series A Preferred stock into common			—	—	218,585	219	(56,832)	(57)	(162)			(0)

Net loss			—	—	—	—	—	—	—		(3,017,890)	(3,017,890)

Balance at December 31, 2008	55,558.64	$5,705,214	$-	$-	25,263,517	$25,264	8,793,060	$8,793	$72,081,691		$(75,461,481)	$(3,345,733)

Stock based compensation - employees, consultants and directors									236,705			236,705

Issuance of Series A Preferred Stock as dividends							789,610	789	110,809		-111,598	—

Issuance of Series B Preferred Stock as dividends	5,860.22	586,023							0		-586,023	(586,023)

Conversion of Series A and Series B Preferred into Common	(6,628.55)	(681,558)			41,111,339	41,111	-3,326,857	-3,326	643,773			681,558

Exercise of warrants	13,357.52	1,335,754							0		0	—

Warrant modification as inducement to exercise									14,885		0	14,885

Conversion of notes payable and accrued interest to Series B Preferred Shares	576.05	64,309							0		-6,704	(6,704)

Net loss											-2,736,715	(2,736,715)

Balance at December 31, 2009	68,723.88	$7,009,742	$—	$—	66,374,856	$66,375	6,255,813	$6,256	$73,087,863		$(78,902,521)	$(5,742,027)

Stock based compensation - employees, consultants and directors									149,325			149,325

Issuance of Series A Preferred Stock as dividends							590,159	590	167,992		-168,582	—

Issuance of Series B Preferred Stock as dividends	6,232.81	2,008,882							0		-2,008,882	(2,008,882)

Conversion of Series A and Series B Preferred into Common	(13,983.58)	(1,437,814)			47,824,298	47,824	-1,019,563	-1,020	1,391,010			1,437,814

Issuance of common stock for cash					7,174,186	7,174			742,825			749,999

Cost of raising capital					1,465,071	1,465			-51,025			(49,560)

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									306,805			306,805

Net loss											-2,908,865	(2,908,865)

Balance at December 31, 2010	60,973.11	7,580,810	0	0	122,838,411	122,838	5,826,409	5,826	75,794,795		-83,988,850	-8,065,391

Stock based compensation - employees, consultants and directors									865,535			865,535

Issuance of Series A Preferred Stock as dividends							266,161	266	71,755		-72,021	—

Issuance of Series B Preferred Stock as dividends	6,283.41	3,015,023							0		-3,015,023	(3,015,023)

Conversion of Series A and Series B Preferred into Common	(1,823.18)	(187,462)			16,115,042	16,116	-4,645,411	-4,645	175,991			187,462

Issuance of common stock for cash					17,335,942	17,336			2,626,430			2,643,766

Conversion of convertible notes to common					15,151,310	15,151			1,499,979			1,515,130

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									1,250,000			1,250,000

Cashless exercise of warrants					6,013,478	6,013			(6,013)			—

Exercise of stock options					146,875	147			4,994			5,141

Issuance of common stock in settlement of accounts payable					25,000	25			4,975			5,000

Net loss											(5,481,648)	(5,481,648)

Balance at December 31, 2011	65,433.34	$10,408,371	-	-	177,626,058	177,626	1,447,159	1,447	82,288,441		(92,557,542)	$(10,090,028)

Stock based compensation - employees, consultants and directors									63,127			63,127

Issuance of Series A Preferred Stock as dividends							150,008	150	17,332		(17,482)	—

Issuance of Series B Preferred Stock as dividends	6,780.79	2,493,930							—		(2,493,930)	(2,493,930)

Conversion of Series A and Series B Preferred into Common	(140.87)	(14,484)			418,633	418	(3,003)	(3)	14,069			14,484

Issuance of common stock for cash					28,460,908	28,461			3,631,692			3,660,153

Conversion of convertible notes to common					7,989,103	7,990			790,921			798,911

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									87,700			87,700

Cashless exercise of warrants					169,762	170			(170)			—

Exercise of stock options					303,039	303			10,303			10,606

Other comprehensive income/(loss) foreign translation adjustment										(12,662)		(12,662)

Net loss											(3,663,506)	(3,663,506)

Balance at December 31, 2012	72,073.26	$12,887,817	$-	$-	214,967,503	$214,968	1,594,164	$1,594	$86,903,415	$(12,662)	$(98,732,460)	$(11,625,145)

Stock based compensation - employees, consultants and directors									456,937			456,937

Issuance of Series A Preferred Stock as dividends							165,502	166	16,435		(16,601)	—

Issuance of Series B Preferred Stock as dividends	7,461.55	2,378,919							—		(2,378,919)	(2,378,919)

Issuance of common stock for services rendered					500,000	500			64,968			65,468

Conversion of Series A and Series B Preferred into Common	(198.27)	(20,386)			547,707	548			19,838			20,386

Issuance of common stock for cash					21,021,262	21,021			2,278,946			2,299,967

Cost of raising capital									(100,000)			(100,000)

Conversion of convertible notes to common					9,739,912	9,740			1,216,302			1,226,042

Reletive fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes									331,117			331,117

Proceeds from exercise of warrants					3,986,426	3,987			135,539			139,526

Exercise of stock options					556,737	556			19,638			20,194

Other comprehensive income/(loss) foreign translation adjustment										(43,325)		(43,325)

Net loss											(4,677,795)	(4,677,795)

Balance at December 31, 2013	79,336.54	$15,246,350	$-	$-	251,319,547	$251,320	1,759,666	$1,760	$91,343,135	$(55,987)	$(105,805,775)	$(14,265,547)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012

Cash flows from operating activities:
Net loss	$(92,488,220)	$(4,677,795)	$(3,663,506)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultants for services	95,468	65,468	—
Depreciation and amortization	2,568,371	64,350	54,606
Amortization of debt discount	2,776,977	311,248	471,352
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	3,025,125	456,937	63,128
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Changes in operating assets and liabilities:
Grants and accounts receivable	(453,017)	(401,238)	(15,701)
Inventories	(245,608)	436,764	(251,350)
Prepaid expenses and other current assets	(876,860)	(129,219)	(432,365)
Other assets	(53,895)	(6,942)	9,441
Accounts payable and accrued expenses	3,224,552	118,748	147,948
Accrued interest	1,823,103	—	—
Deferred revenue	272,359	272,359

Net cash used by operating activities	(69,683,176)	(3,489,320)	(3,616,447)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,459,494)	(38,684)	(19,850)
Patent costs	(676,186)	(177,672)	(18,956)
Purchases of short-term investments	(393,607)
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(4,735,357)	(216,356)	(38,806)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	52,671,768	2,199,967	3,500,001
Proceeds from borrowing	13,731,881	1,843,000	700,000
Proceeds from subscription receivables	499,395	—	—
Proceeds from exercise of stock options	35,940	20,194	10,605
Proceeds from exercise of warrants	139,526	139,526

Net cash provided by financing activities	76,657,550	4,202,687	4,210,606
Effect of exchange rates on cash	(55,987)	(43,325)	(12,662)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from
	January 22, 1997
	(date of inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012

Net change in cash and cash equivalents	2,183,030	453,686	542,691
Cash and cash equivalents at beginning of period	—	1,729,344	1,186,653
Cash and cash equivalents at end of period	$2,183,030	$2,183,030	$1,729,344

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash financing activities:
Debt discount in connection with issuance of convertible debt	$1,975,322	$331,117	87,400
Fair value of shares issued as costs of raising capital	$633,133	$49,647	247,536
Note payable principal and interest conversion to equity	$13,175,491	$1,226,042	$—
Issuance of member units for leasehold improvements	$141,635	$—	$—
Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—
Change in fair value of management units for cost of raising capital	$278,087	$—	$—
Exchange of loan receivable for member units	$1,632,168	$—	$—
Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—
Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of preferred stock	$768,063	$—	$—
Preferred stock dividends	$13,317,555	$2,395,520	$2,511,412

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the years ended December 31, 2013 and 2012, 198.27 and 140.87 Series B Preferred Shares were converted into 547,707 and 388,603 Common Shares, respectively. During the years ended December 31, 2013 and 2012, -0- and 3,003 Series A Preferred Shares were converted into -0- and 30,030 Common Shares, respectively. For the period from January 22, 1997 (date of inception) to December 31, 2013, 22,774.45 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,912,304 and 43,728,457 Common Shares, respectively.

During the years ended December 31, 2013 and 2012, no shares of Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable. For the period from January 22, 1997 (date of inception) to December 31, 2013, 553,629 Series A Preferred Shares and -0- Series B Preferred Shares were issued in connection with non-registration events as settlement of dividends/penalties payable.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at December 31, 2013 of $105,805,775. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company believes that it currently has adequate funding for more than the next twelve months of operations, however, it may have to raise additional capital to fund future operations. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The Company has developed an intellectual property portfolio, including 32 issued U.S. patents and multiple pending patents, covering materials, methods of production, systems incorporating the technology and multiple medical uses.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary, is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb ® device. As of December 31, 2013, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at December 31, 2013 and December 31, 2012.

Inventories

Inventories are valued at the lower of cost or market. At December 31, 2013 and December 31, 2012 the Company’s inventory was comprised of finished goods, which amounted to $107,098 and $438,790, respectively, work in process which amounted to $100,528 and $194,880, respectively and raw materials which amounted to $37,982 and $48,702, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Patents

Legal costs incurred to establish and successfully defend patents are capitalized. When patents are issued, capitalized costs are amortized on the straight-line method over the related patent term. In the event a patent is abandoned, the net book value of the patent is written off.

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

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $269,000 and $23,000 in 2013 and 2012, respectively, and is included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2013 or 2012. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2010 and has no income tax related penalties or interest for the periods presented in these financial statements.

Our European subsidiary, CytoSorbents Europe GmbH annually files a corporate tax return, VAT return, and a trade tax return in Germany.

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

As of December 31, 2013, a U.S. Government agency accounted for approximately 66 percent of outstanding accounts receivable. At December 31, 2012, grant and accounts receivable consisted of direct hospital customers who in the aggregate represented 100% of outstanding accounts receivable, each of whom individually had more than 10 percent of outstanding accounts receivable. For the year ended December 31, 2013, approximately 62 percent of revenues were from two U.S. government agencies, and no other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the year ended December 31, 2012, approximately 81 percent of revenue was from a U.S. government grant agency.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and other debt obligations approximate their fair values due to their short-term nature.

Net Loss per Common Share

Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. (See Note 11).

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

Shipping and Handling Costs

The Company records shipping and handling costs in Research and Development. Total freight costs amounted to approximately $33,000 and $65,000 for the years ended December 31, 2013 and 2012 respectively.

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2013	2012	Period

Furniture and fixtures	$130,716	$130,015	7 years
Equipment and computers	1,952,051	1,921,845	3 to 7 years
Leasehold improvements	462,980	462,980	Term of lease
	2,545,747	2,514,840
Less accumulated depreciation and amortization	2,401,354	2,369,240
Property and Equipment, Net	$144,393	$145,600

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $39,891 and $29,316, respectively. Depreciation expense from inception to December 31, 2013 amounted to $2,460,678.

4. OTHER ASSETS:

Other assets consist of the following:

December 31,	2013	2012

Intangible assets, net	$360,481	$207,267
Security deposits	53,894	46,953
Total	$414,375	$254,220

Intangible assets consist of the following:

December 31,	2013		2012
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$492,631	$132,150	$314,958	$107,691

Amortization expense amounted to $24,459 and $25,289 for the years ended December 31, 2013 and 2012, respectively. Amortization expense from inception to December 31, 2013 amounted to $132,150.

Amortization expense is anticipated to be approximately $25,000 per year for the next five years ended December 31, 2018.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	2013	2012

Other payable	$351,435	$364,285
Legal, financial and consulting	364,599	177,797
Research and development	432,183	608,429
	$1,148,217	$1,150,511

6. CONVERTIBLE NOTES:

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

At December 31, 2013, the Company had Convertible Notes totaling approximately $1,644,000 net of debt discount of approximately $199,000. The Notes stipulate that in the event at any time during the term of the Note, the Company closes on any debt or equity financing in an aggregate amount greater than or equal to $750,000, the noteholder will have the right to exchange the note for the equivalent dollar amount of securities sold in the new financing. The Company is not required to repay the Notes in cash, and there are no registration rights on the common stock underlying the Notes or Warrants.

At December 31, 2012 the Company had Convertible Notes totaling approximately $926,000 net of debt discount of $179,000 outstanding. In February 2013 all outstanding Convertible Notes plus accrued interest of approximately $121,000 were converted into 9,739,912 Common Shares.

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

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying common stock subject to conversion. In connections with the promissory note issuances during the years ended December 31, 2013 and 2012 the Company received proceeds of $1,843,000 and $700,000, respectively. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows for the $1,843,000: $1,511,883 was allocated to the promissory notes and $171,012 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $160,105. For the $700,000, $612,300 was allocated to the promissory notes and $38,788 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $48,912. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes. During the year ended December 31, 2012, Convertible Notes in the principal and accrued interest amount of $798,911 were converted into 7,989,103 Common shares resulting in a reduction of debt discount and charge to interest expense in the amount of $235,762.

7. INCOME TAXES:

Tax losses amounted to approximately $3,300,000 and $3,100,000 for the years ended December 31, 2013 and December 31, 2012, respectively. The Company’s Federal net operating loss carry forward amounts to approximately $24,063,000 and expires through 2033. The Company’s remaining New Jersey net operating loss carry forward amounts to approximately $3,000,000 and expires in 2033. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

During the years ended December 31, 2013 and 2012 the Company utilized the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards to an industrial company, receiving proceeds of approximately $458,000 and $392,000, respectively. There can be no assurance that the Company will again be eligible in the future to participate or be successful in future sales of its New Jersey Net Operating Loss tax carryforwards.

For the years ended December 31, 2013 and December 31, 2012, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2013 and December 31, 2012 is as follows:

	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	2.9	4.4
Timing differences	0.9	—
Change in valuation allowance	29.8	28.8
Net operating losses	0.4	0.8
Effective tax rate	—%	—%

8. COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through December 2016. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

2014	$145,735
2015	16,200
2016	16,200
Total	$178,135

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2013 and 2012 amounted to approximately $315,000 and $334,000, respectively.

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Operating Officer through December 2013, and expects to renew similar agreements for 2014. The agreements provide for annual base salaries of varying amounts.

On May 7, 2013, the Company entered into an employment agreement with Kathleen P. Bloch to become the Company’s Chief Financial Officer. Ms. Bloch’s employment agreement states that she will perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determines. The agreement commences on May 29, 2013 and expires on May 31, 2014 and calls for an initial base salary of $200,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. As a signing bonus, Ms. Bloch was also given a ten-year option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.116 per share. This option vests in equal installments over the next two years: 500,000 options at the 12 month anniversary, and 500,000 options at 24 month anniversary of the signing of the employment agreement, provided that Ms. Bloch remains a full-time employee of the Company.

Litigation

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003 an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the years ended December 31, 2013 and 2012 the Company recorded royalty expenses of approximately $26,000 and $3,000 respectively.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the years ended December 31, 2013 and 2012 per the terms of the license agreement the Company recorded royalty expenses of approximately $21,000 and $2,600 respectively.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through December 31, 2013 no such litigation has arisen and due to the deemed low probability of this potential outcome, the Company has not booked a contingent liability for this agreement.

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

The Company has recorded non-cash stock dividends in connection with the issuance of Series A Preferred Stock as a stock dividend to its preferred shareholders as of December 31, 2013. Prior to February 26, 2007 and after May 7, 2007, the dividend rate is 10% per annum. Effective February 26, 2007 due to the Company’s failure to have the registration statement it filed declared effective by the Commission within the time required under agreements with the June 30, 2006 purchasers of the Series A Preferred Stock (i) dividends on the shares of Series A Preferred Stock issued to those purchasers were required to be paid in cash, (ii) the dividend rate increased from 10% per annum to 20% per annum, and (iii) such purchasers were entitled to liquidated damages of 2% of their principal investment payable in cash per 30 day period until the registration statement was declared effective. In connection with such cash dividend and penalty obligations, as modified by the Settlement Agreement described below, the Company’s financial statements for the year ending December 31, 2007 also reflect an aggregate charge of $361,495. On May 7, 2007 the Company’s registration statement filed in connection with the Company’s obligations to the June 30, 2006 purchasers of its Series A Preferred Stock was declared effective by the Commission.

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

During the years ended December 31, 2013 and 2012, the Company issued 165,502 and 150,008 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2013 and 2012 amounted to $16,601 and $17,482, respectively.

Determination of Stock Dividend Fair Value

Effective January 1, 2010 the Company has changed its basis for estimating the fair value of the preferred stock dividends from the underlying conversion prices of the Series A and Series B Preferred Stock, to a five day volume weighted average price of actual closing market prices for the Company’s Common Stock.

Common Stock

We are authorized to issue up to 800,000,000 shares of common stock with a par value of $0.001 per share of common (“Common Stock”).

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

The Company issued 1,153,846 shares of our Common Stock to LPC as a commitment fee for entering into the agreement, and is obligated to issue up to an additional 1,153,846 shares pro rata as LPC purchases up to $6,000,000 of its Common Stock as directed by the Company. LPC may not assign any of its rights or obligations under the Purchase Agreement. During the years ended December 31, 2013 and 2012 the Company issued a total of 21,015,170 and 28,460,908 shares of Common Stock, which includes the commitment shares per the terms of the Purchase Agreement with LPC at an average price of approximately $0.112 and $0.129 per share of Common respectively. The fair value of the Commitment shares has been recorded as a cost of raising capital.

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

Stock Option Plans

As of December 31, 2013, the Company had a Long Term Incentive Plan (“2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 40,000,000 shares of common stock are reserved for issuance under the 2006 Plan. As of December 31, 2013 there were outstanding options to purchase approximately 38,469,000 shares of common stock reserved under the plan. Additionally, as of December 31, 2013 there were options to purchase approximately 9,455,000  shares of Common Stock that were issued outside of the 2006 Plan. The Company may increase the shares in the 2006 Plan as needed to maintain the pool with 15% of the shares outstanding on a fully diluted basis.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2013 and 2012 amounted to approximately $456,900 and $63,100 respectively. These amounts are included in the statement of operations under the captions research and development ($112,500 and $13,200) and general and administrative ($344,400 and $49,900), respectively.

The summary of the stock option activity for the years ended December 31, 2013 and 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2012	39,833,438	$0.39	7.2
Granted	1,968,000	$0.15	6.9
Cancelled	(4,640,000)	$0.14	—
Expired	(190,783)	$34.72	—
Exercised	(303,039)	$0.04	—
Outstanding, December 31, 2012	36,667,616	$0.23	6.1
Granted	14,076,000	$0.11	5.5
Cancelled	(2,235,000)	$0.12	—
Expired	(28,237)	$7.71	—
Exercised	(556,737)	$0.04	—
Outstanding, December 31, 2013	47,923,642	$0.20	5.1

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.106 to $0.165 per share) and expected life of the stock option (ranging from 5 to 10 years), the current price of the underlying stock and its expected volatility (approximately 28 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (.75 to 1.89 percent) for the term of the stock option.

The weighted-average grant date fair value for options granted during the years ended December 31, 2013 and 2012 amounted to approximately $0.03 and $0.04 per share, respectively. As of December 31, 2013 the Company’s outstanding options had exercise prices ranging from $0.04 to $21.57 per share of Common Stock.

At December 31, 2013, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to approximately $1,194,000. As of December 31, 2013, the Company had options currently exercisable into an aggregate total of 34,505,642 shares of common stock which have a weighted average exercise price of $0.23 per share.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2013 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2012	7,394,000	$0.050
Granted	14,076,000	0.035
Cancelled	(2,035,000)	0.056
Vested	(6,017,000)	0.048
Non-vested, December 31, 2013	13,418,000	$0.034

As of December 31, 2013, there was approximately $86,000 of total unrecognized compensation cost related to stock options. In 2013, the Board of Directors has set aside a pool of 9,544,000 options to be awarded to the Company’s employees if the Company achieves certain specific, predetermined milestones. The grant date fair value of the 9,544,000 options was $263,650. Management has calculated the expense associated with options estimated to be awarded and has included the expense of $141,825 in the 2013 financial statements. The Company will adjust this estimate to actual when the awards are finalized and approved by the Board of Directors.

The Company has reserved a separate pool of 15.6 million shares of restricted stock that may be issued to employees and directors as part of a long term incentive plan tied to corporate objectives.

As of December 31, 2013, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
397,825	$0.0362	September 30, 2014
1,750,000	$0.10	August 16, 2015
1,600,000	$0.125	August 16, 2015
1,333,333	$0.15	August 16, 2015
490,000	$0.10	October 22, 2015
196,000	$0.125	October 22, 2015
163,333	$0.15	October 22, 2015
625,000	$0.10	November 2, 2015
250,000	$0.125	November 2, 2015
208,334	$0.15	November 2, 2015
500,000	$0.10	November 19, 2015
200,000	$0.125	November 19, 2015
166,667	$0.15	November 19, 2015
5,000,000	$0.10	February 15, 2016
2,200,000	$0.125	February 15, 2016
1,833,333	$0.15	February 15, 2016
240,125	$1.25	October 24, 2016
1,166,667	$0.175	February 15, 2017
4,392,000	$0.150	June 21, 2018
3,725,000	$0.126	September 30, 2018
26,437,617

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

Dividends on the Series B Preferred Stock will be made in additional shares of Series B Preferred Stock, valued at the stated value thereof. Notwithstanding the foregoing, during the first three-years following the initial closing, upon the approval of the holders of a majority of the Series B Preferred Stock, including the lead investor, NJTC Investment Fund, LP (“NJTC”), if it then owns 25% of the shares of Series B Preferred Stock initially purchased by it (the “Required Amount”), the Company may pay dividends in cash instead of additional shares of Series B Preferred Stock, and after such three-year period, the holders of a majority of the Series B Preferred Stock, including NJTC if it then owns the Required Amount, may require that such payments be made in cash.

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

During the years ended December 31, 2013 and 2012, the Company issued 7,461.55 and 6,780.79 shares of Series B Preferred Stock respectively as payment of stock dividends at the stated value of $100.00 per share. The fair value of the non-cash stock dividends for the years ended December 31, 2013 and 2012 amounted to $2,378,919 and $2,493,930, respectively.

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

11. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2013 and 2012 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 74,361,000 and 59,135,000 incremental shares at December 31, 2013 and 2012, respectively, as well as shares issuable upon conversion of Series A & B Convertible Preferred Stock representing 220,693,000 and 200,485,000 incremental shares at December 31, 2013 and 2012, respectively, as well as potential shares issuable upon Promissory Note conversion into Common Stock representing approximately 16,234,000 and 11,050,000 shares at December 31, 2013 and 2012, respectively, and have been excluded from the computation of diluted loss per share as they are anti-dilutive.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date which include the following:

On March 7, 2014, the Company entered into subscription agreements with certain investors providing for the issuance and sale by the Company (the “Offering”) of 40,800,000 units (the “Units”) for an aggregate purchase price of $10,200,000.  Each Unit is comprised of one share of the Company’s common stock, priced at $0.25 per share, par value $0.001 per share and a warrant to purchase 0.50 shares of common stock at an exercise price of $0.3125 per share. The warrants are convertible into a total of 20,400,000 shares of common stock. Each warrant is exercisable for a period of five (5) years beginning on March 11, 2014, the date of the closing of the sale of these securities, and are only exercisable for cash if at the time of exercise there is an effective registration statement registering the warrants and shares underlying the warrants.

The Company received net proceeds from the Offering of approximately $9,451,000 million. The net proceeds received by the Company from the Offering will be used for building additional sales and marketing infrastructure, clinical studies, working capital and general corporate purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-193053) which was declared effective by the Securities and Exchange Commission on February 14, 2014 and an additional registration statement on Form S-1 (File No. 333-194394) to register an additional amount of securities having a proposed maximum aggregate offering price of $2,762,500, which increased the total registered amount to $16,575,000 assuming the full cash exercise of the warrants for cash. The Company filed a final prospectus on March 7, 2014, disclosing the final terms of the Offering.

In connection with the Offering, on March 7, 2014, the Company entered into a placement agency agreement with Brean Capital, LLC pursuant to which the placement agent agreed to act as the Company’s exclusive placement agent for the Offering and sale of the Units.

In connection with the successful completion of the Offering, the placement agent received an aggregate cash placement agent fee equal to 6% of the gross proceeds of the sale of the Units in the Offering and a warrant to purchase 1,224,000 shares of Common Stock at an exercise price of $0.30 per share exercisable for five years from the effective date of the placement agency agreement. The placement agent warrant contains piggy-back registration rights which expire on the fifth anniversary of the effective date of the registration statement. We have also agreed to reimburse the placement agent for actual out-of-pocket expenses up to a maximum of 2% of gross proceeds from the transaction. We also granted the placement agent a right of first refusal to participate in any subsequent offering or placement of our securities that takes place within twelve months following the effective date of the registration statement.

To date, in 2014, the Company received approximately $300,000 as proceeds from the sale of 2,425,709 shares of Common Stock per the terms of the Purchase Agreement with Lincoln Park Capital at an average price of approximately $0.124 per share of Common Stock. Per the terms of the Purchase Agreement the Company also issued an additional 57,690 shares of Common Stock as additional Commitment Fee shares.

In January, 2014, in connection with a settlement of a dispute over funds due in connection with a financial transaction, we paid $100,000 to a former Consultant to the Company. Both parties to the settlement, the Company and the Consultant, have agreed to discharge the other party from any and all claims, demands, actions, or other and expenses that each may have ever had against each other. This $100,000 charge to Additional paid-in capital was included in the December 31, 2013 financial statements.

As an approved participant of the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority, in February 2014 the Company received $458,279 from the sale of our prior unused net operating loss carryovers.

