Form 10-Q
period 2014-03-31
Cytosorbents Corp
filed 2014-05-14
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 there were 300,737,732 shares of the issuer’s Common Stock outstanding.

CytoSorbents Corporation

(a development stage company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(Unaudited)	2013

ASSETS

Current Assets:
Cash and cash equivalents	$6,416,059	$2,183,030
Grants and accounts receivable, net of allowance for doubtful accounts at $0	327,321	453,017
Short-term investments	4,745,000	—
Inventories	146,523	245,608
Prepaid expenses and other current assets	193,031	605,312

Total current assets	11,827,934	3,486,967

Property and equipment – net	155,401	144,393

Other assets	409,687	414,375
Total long-term assets	565,088	558,768

Total Assets	$12,393,022	$4,045,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$527,647	$786,517
Accrued expenses and other current liabilities	379,834	361,700
T Deferred revenue	117,364	272,359
Warrant liability	546,720	—
Convertible notes payable, net of debt discount in the amount of $115,863 at March 31, 2014 and $198,644 at December 31, 2013	1,727,137	1,644,356

Total current liabilities	3,298,702	3,064,932

Redeemable Series B Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 81,319.98 and 79,336.54 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16,353,131	15,246,350

Stockholders’ Equity/ (Deficiency):
10% Series A Convertible Preferred Stock, 12,000,000 shares authorized; 1,803,660 and 1,759,666 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,804	1,760
Common Stock, 800,000,000 shares authorized; 299,025,590 and 251,319,547 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	299,026	251,320
Additional paid-in capital	100,390,887	91,343,135
Accumulated other comprehensive loss	(55,154)	(55,987)

Deficit accumulated during the development stage	(107,895,374)	(105,805,775)
Total stockholders' equity (deficiency)	(7,258,811)	(14,265,547)

Total Liabilities and Stockholders' Equity (Deficiency)	$12,393,022	$4,045,735

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from
	January 22, 1997
	(date of inception) to March	Three months ended March 31,
	31, 2014	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$1,578,682	$569,243	$176,098
Grant income	4,283,949	491,262	195,232
Other revenue	1,667	1,667	—
Total revenue	5,864,298	1,062,172	371,330
Cost of revenue	3,407,973	662,537	253,511
Gross margin	2,456,325	399,635	117,819

Other Expenses:
Research and development	55,905,171	236,774	704,141
Legal, financial and other consulting	9,804,087	310,308	222,746
Selling, general and administrative	29,994,709	1,006,747	613,162
Change in fair value of management and incentive units	(6,055,483)	—	—
Total expenses	89,648,484	1,553,829	1,540,049

Loss from operations	(87,192,159)	(1,154,194)	(1,422,230)

Other (income)/expense:
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense/(income), net	7,861,482	137,089	206,712
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—
Change in warrant liability	(316,200)	(316,200)	—
Total other (income)/expense, net	7,668,497	(179,111)	206,712

Loss before benefit from income taxes	(94,860,656)	(975,083)	(1,628,942)
Benefit from income taxes	(1,397,353)	—	—
Net loss	(93,463,303)	(975,083)	(1,628,942)
Preferred stock dividend	14,432,071	1,114,516	586,417
Net loss available to common shareholders	$(107,895,374)	$(2,089,599)	$(2,215,359)

Basic and diluted net loss per common share		$(0.01)	$(0.01)
Weighted average number of shares of common stock outstanding		265,479,874	222,968,576

Net loss	$(93,463,303)	$(975,083)	$(1,628,942)
Other comprehensive loss:
Currency translation adjustment	(55,154)	833	(2,402)

Comprehensive loss	$(93,518,457)	$(974,250)	$(1,631,344)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from December 31, 2013 to March 31, 2014 (Unaudited):

	Series B							Accumulated	Deficit
	Redeemable Convertible						Additional	Other	Accumulated
	Preferred Stock		Common Stock		Preferred Stock A		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Par value	Shares	Par Value	Capital	Loss	Stage	Equity (Deficit)

Balance at December 31, 2013	79,336.54	$15,246,350	251,319,547	$251,320	1,759,666	$1,760	$91,343,135	$(55,987)	$(105,805,775)	$(14,265,547)

Stock based compensation - employees, consultants and directors							57,372			57,372

Issuance of common stock for services rendered			750,000	750			89,350			90,100

Issuance of Series A Preferred Stock as dividends					43,994	44	7,691		(7,735)	—

Issuance of Series B Preferred Stock as dividends	1,983.44	$1,106,781							(1,106,781)	(1,106,781)

Issuance of common stock for cash			2,483,399	2,483			297,517			300,000

Issuance of common stock - financing			40,800,000	40,800			10,159,200			10,200,000

Cost of raising capital							(748,545)			(748,545)

Other comprehensive income/(loss): foreign translation adjustment								833		833

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes

Cashless exercise of warrants			2,246,574	2,247			(2,247)			—

Exercise of stock options			1,426,070	1,426			50,334			51,760

Warrant liability							(862,920)			(862,920)

Net loss									(975,083)	(975,083)

Balance at March 31, 2014	81,319.98	$16,353,131	299,025,590	$299,026	1,803,660	$1,804	$100,390,887	$(55,154)	$(107,895,374)	$(7,258,811)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	January
	22, 1997 (date of	Three months	Three months
	inception) to March 31, 2014	Ended March 31, 2014	ended March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(93,463,303)	$(975,083)	$(1,628,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	185,568	90,100	—
Depreciation and amortization	2,587,962	19,591	14,145
Amortization of debt discount	2,859,758	82,781	178,775
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	3,082,497	57,372	225,900
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Change in warrant liability	(316,200)	(316,200)	—

Changes in operating assets and liabilities:
Grants and accounts receivable	(327,321)	125,696	(62,825)
Inventories	(146,523)	99,085	127,112
Prepaid expenses and other current assets	(464,579)	412,281	381,851
Other assets	(53,895)	—	(9,442)
Accounts payable and accrued expenses	2,983,816	(240,736)	(36,035)
Accrued interest expense	1,823,103	—	—
Deferred revenue	117,364	(154,995)	—
Net cash used by operating activities	(70,483,284)	(800,108)	(809,461)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,480,864)	(21,370)	(2,186)
Patent costs	(680,727)	(4,541)	—
Purchases of short-term investments	(5,138,607)	(4,745,000)	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—

Net cash used by investing activities	(9,506,268)	(4,770,911)	(2,186)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	62,423,223	9,751,455	450,000
Proceeds from borrowings	13,731,881	—	—
Proceeds from subscription receivables	499,395	—	—
Proceeds from exercise of stock options	87,700	51,760	—
Proceeds from exercise of warrants	139,526	—	—

Net cash provided by financing activities	86,460,765	9,803,215	450,000
Effect of exchange rates on cash	(55,154)	833	(2,402)
Net change in cash and cash equivalents	6,416,059	4,233,029	(364,049)

Cash and cash equivalents - beginning of period	—	2,183,030	1,729,344

Cash and cash equivalents - end of period	$6,416,059	$6,416,059	$1,365,295

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,975,322	$—	$—

Fair value of warrant liability upon issuance	862,920	862,920
Fair value of shares issued as costs of raising capital	$640,270	$7,137	$10,413

Note payable principal and interest conversion to equity	$13,175,491	$—	$1,226,042

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of common stock and preferred stock	$1,516,608	$748,545	$—

Preferred stock dividends	$14,432,071	$1,114,516	$586,417

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the three months ended March 31, 2014 and 2013, no Series B Preferred Shares were converted into shares of Common Stock, respectively. During the three months ended March 31, 2014 and 2013, no Series A Preferred Shares were converted into shares of Common Stock, respectively. For the period from January 22, 1997 (date of inception) to March 31, 2014, 22,784.49 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,912,304 and 43,728,457 shares of Common Stock, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2014

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2014. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of March 31, 2014 and the results of its operations and cash flows for the three month periods ended March 31, 2014 and 2013, and for the period January 22, 1997 (date of inception) to March 31, 2014. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2013 as included in the Company’s Form 10-K filed with the Commission on March 31, 2014.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at March 31, 2014 of $107,895,374. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company currently has adequate funding for more than the next twelve months of operations, however, it may have to raise additional capital to fund future operations. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

Nature of Business

The Company, through its subsidiary CytoSorbents, Inc., is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through CytoSorbents Europe, GmbH, its European subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb® device. As of March 31, 2014, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple patent applications pending both in the United States and internationally. Our intellectual property consists of composition of matter, materials, methods of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from 3 to 12 years.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoSorbents Corporation, the Parent, and its wholly-owned subsidiaries, CytoSorbents, Inc. and CytoSorbents Europe GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Corporation

The accompanying consolidated financial statements have been prepared in accordance with the provisions of accounting and reporting by development stage enterprises.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from United States government agencies. Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at March 31, 2014 and December 31, 2013.

Short-Term Investments

Short-term investments include certificates of deposit with original maturities of greater than three months.

Inventories

Inventories are valued at the lower of cost or market. At March 31, 2014 and December 31, 2013 the Company’s inventory was comprised of finished goods, which amounted to $16,863 and $107,098, respectively, work in process which amounted to $99,455 and $100,528, respectively and raw materials, which amounted to $30,205 and $37,982, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Warrant Liability

The Company recognizes the fair value of the warrants as of the date of the warrant grant using the binomial lattice valuation model. At each subsequent reporting date, the company again measures the fair value of the warrants, and records a change to the warrant liability as appropriate, and the change is reported in the statement of operations.

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

Deferred Revenue: The Company defers revenue that has been received but not yet earned on government contracts and product sales. This revenue will be recognized as income in the period in which the revenue is earned. All deferred revenue is expected to be earned within a one year of the balance sheet date.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expenses amounted to approximately $116,000 and $57,000 for the three months ended March 31, 2014 and 2013, respectively and is included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2014 or December 31, 2013. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2010 and has no income tax related penalties or interest for the periods presented in these financial statements.

The Company’s European subsidiary, CytoSorbents Europe GmbH annually files a corporate tax return, VAT return and a trade tax return in Germany.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted, the valuation of preferred shares issued as stock dividends, valuation methods used to determine the fair value of the warrant liability, and valuation methods used in determining any debt discount associated with convertible securities.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

As of March 31, 2014, one U.S. Government agency accounted for approximately 18.2% of outstanding grant and accounts receivable. At December 31, 2013, one U.S. Government agency accounted for approximately 66 percent of outstanding accounts receivable. For the three months ended March 31, 2014, approximately 46.2% of revenues were from two U.S. government agencies, and no other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended March 31, 2013, approximately 52.6% of revenue was from one U.S. government grant agency.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 7).

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

Shipping and Handling Costs

The costs of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $24,000 and $10,000 for the three months ended March 31, 2014 and March 31, 2013 respectively.

3.	CONVERTIBLE NOTES

On September 30, 2013 (the “September Closing Date”), the Company issued convertible notes to certain accredited investors (the “September Purchasers”), whereby the Company agreed to sell and the September Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $745,000 (the “September Notes”). The September Notes mature one (1) year from the September Closing Date (the “September Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price of $0.10 at maturity or earlier at the option of the September Purchaser. Full conversion of the principal value of the September Notes would result in the issuance of 7,450,000 shares of Common Stock. In connection with the issuance of the September Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $0.125 per share (the “September Warrants”).

On June 21, 2013 (the “June Closing Date”), the Company issued convertible notes to certain accredited investors (the “June Purchasers”), whereby the Company agreed to sell and the June Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $1,098,000 (the “June Notes”). The June Notes mature one (1) year from the June Closing Date (the “June Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price of $0.125 at maturity or earlier at the option of the June Purchaser. Full conversion of the principal value of the June Notes would result in the issuance of 8,784,000 shares of Common Stock. In connection with the issuance of the June Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $0.15 per share (the “June Warrants”).

At March 31, 2014, the Company had convertible notes (“Convertible Notes”) totaling approximately $1,727,000 net of debt discount of approximately $116,000. The Convertible Notes stipulate that in the event at any time during the term of the Convertible Note, the Company closes on any debt or equity financing in an aggregate amount greater than or equal to $750,000, the noteholders will have the right to exchange the note for the equivalent dollar amount of securities sold in the new financing. The Company is not required to repay the Convertible Notes in cash, and there are no registration rights on the common stock underlying the Convertible Notes or Warrants.

The Company allocates the proceeds associated with the issuance of promissory notes based on the relative fair value of the promissory notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the promissory notes to the market value of the underlying Common Stock subject to conversion. In connection with the promissory note issuances during the years ended December 31, 2013, the Company received proceeds of $1,843,000. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $1,511,883 was allocated to the promissory notes and $171,012 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $160,105. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the promissory notes. During the three months ended March 31, 2014 and 2013, debt discount of approximately $83,000 and $179,000, respectively, was charged to interest expense.

4.	STOCKHOLDERS' EQUITY (DEFICIT)

On March 7, 2014, the Company entered into subscription agreements with certain investors providing for the issuance and sale by the Company (the “Offering”) of 40,800,000 units (the “Units”) for an aggregate purchase price of $10,200,000.  Each Unit is comprised of one share of the Company’s Common Stock, priced at $0.25 per share, par value $0.001 per share and a warrant to purchase 0.50 shares of Common Stock at an exercise price of $0.3125 per share. The warrants are convertible into a total of 20,400,000 shares of common stock. Each warrant is exercisable for a period of five (5) years beginning on March 11, 2014, the date of the closing of the sale of these securities, and are only exercisable for cash and are only exercisable if there is an effective registration statement registering the warrants and shares underlying the warrants. The common stock underlying these warrants were registered in the registration statement on Form S-1 filing (File No. 333-193053) which was declared effective by the securities and Exchange Commission on February 14, 2014 and an additional registration statement on Form S-1 (File No. 333-194394).

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

In connection with the successful completion of the Offering, the placement agent received an aggregate cash placement agent fee equal to 6% of the gross proceeds of the sale of the Units in the Offering and a warrant to purchase 1,224,000 shares of Common Stock at an exercise price of $0.30 per share exercisable for five years from the effective date of the placement agency agreement. The placement agent warrant contains piggy-back registration rights which expire on the fifth anniversary of the effective date of the registration statement. The Company has also agreed to reimburse the placement agent for actual out-of-pocket expenses up to a maximum of 2% of gross proceeds from the transaction. The Company also granted the placement agent a right of first refusal to participate in any subsequent offering or placement of its securities that takes place within twelve months following the effective date of the registration statement.

During the three months ended March 31, 2014, the Company recorded non-cash stock dividends totaling $1,114,516 in connection with the issuance of 1,983.44 shares of Series B Preferred Stock and 43,994 shares of Series A Preferred Stock as a stock dividend to its preferred shareholders as of March 31, 2014.

During the three months ended March 31, 2014, the Company incurred stock-based compensation expense due to the issuance of stock options, and amortization of unvested stock options. The aggregate expense for the three months ended March 31, 2014 is approximately $57,000, of which approximately $52,000 was recorded in general and administrative expenses and approximately $5,000 was recorded as research and development expenses

The summary of the stock option activity for the three months ended March 31, 2014 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2014	47,923,642	$0.20	5.1
Granted	14,675,000	$0.19	9.96
Cancelled	(5,395,250)	$0.12	8.23
Exercised	(1,441,300	$0.04	4.09
Outstanding March 31, 2014	55,762,092	$0.21	6.74

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.195 to $0.24 per share) and expected life of the stock option (ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 28%), expected dividends (0%) on the stock and the risk free interest rate (0.8 to 1.7%) for the term of the stock option.

At March 31, 2014, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $2,933,000.

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2014 is as follows:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value

Non-vested, January 1, 2014	13,418,000	$0.034
Granted	14,675,000	$0.058
Cancelled	(4,561,250)	$0.031
Vested	(537,250)	$0.014

Non-vested, March 31, 2014	22,994,500	$0.049

As of March 31, 2014, approximately $186,000 of total unrecognized compensation cost related to stock options. In March 2014, the Board of Directors set aside a pool of 14,010,000 options to be awarded to the Company’s employees if the Company achieves certain specific, predetermined milestones. The grant date fair value of these unvested options amounts to approximately $2,397,500. Due to the uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for the three months ended March 31, 2014. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

As of March 31, 2014, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

397,825	$0.0362	September 30, 2014
1,750,000	$0.1000	August 16, 2015
1,600,000	$0.1250	August 16, 2015
1,333,333	$0.1500	August 16, 2015
490,000	$0.1000	October 22, 2015
196,000	$0.1250	October 22, 2015
163,333	$0.1500	October 22, 2015
500,000	$0.1000	November 19, 2015
200,000	$0.1250	November 19, 2015
166,667	$0.1500	November 19, 2015
3,350,000	$0.1000	February 15, 2016
1,540,000	$0.1250	February 15, 2016
1,416,666	$0.1500	February 15, 2016
240,125	$1.2500	October 24, 2016
1,166,667	$0.1750	February 10, 2017
4,392,000	$0.1500	June 21, 2018
3,725,000	$0.1250	September 30, 2018
20,400,000	$0.3125	March 11, 2019
1,224,000	$0.3000	March 11, 2019
44,251,616

In addition, during the three months ended March 31, 2014, the Company issued 750,000 shares of Common Stock to a vendor for consulting services, 1,441,300 options were exercised for 1,426,070 shares of Common Stock, and 2,246,574 warrants were exercised for a like amount of shares of Common Stock.

In December 2011, the Company terminated a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) and executed a new purchase agreement (the “New Purchase Agreement”), and a registration rights agreement with LPC. Under the New Purchase Agreement, LPC is obligated, under certain conditions, to purchase from the Company up to $8.5 million of our Common Stock, from time to time over a thirty-two (32) month period.

The Company has the right, but not the obligation, to direct LPC to purchase up to $8,500,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its Common Stock to be purchased under certain circumstances. No sales of Common Stock may occur at a purchase price below $0.10 per share or without a registration statement having been declared effective. The purchase price of the Common Stock will be based on the market prices of our Common Stock at the time of sale as computed under the New Purchase Agreement without any fixed discount. The Company may at any time at its sole discretion terminate the New Purchase Agreement without fee, penalty or cost upon one business days’ notice.

There was no up-front commitment fee paid to LPC for entering into the New Purchase Agreement. In the event the Company directs LPC to purchase up to $8,500,000 of its Common Stock, the Company is obligated to issue up to an additional 1,634,615 commitment fee shares of Common Stock on a pro rata basis. LPC may not assign any of its rights or obligations under the New Purchase Agreement.

During the three months ended March 31, 2014 the Company received approximately $300,000 as proceeds from the sale of 2,425,709 shares of Common Stock per the terms of the New Purchase Agreement with LPC at an average price of approximately $0.124 per share of Common. Per the terms of the New Purchase Agreement the Company also issued an additional 57,690 shares of Common Stock as additional Commitment Fee shares.

As of March 31, 2014, $2,400,000 remained available under the New Purchase Agreement with LPC. The New Purchase Agreement terminates in August 2014.

5.	WARRANT LIABILITY

In connection with its March 11, 2014 financing, the Company issued 20,400,000 warrants. The Company recognizes these warrants as liabilities at their fair value on the date of grant, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The warrants have certain pricing provisions which apply if the Company sells or issues common stock or common stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price of a share of our Common Stock of $0.24. On March 31, 2014, the five day weighted average closing price of was $0.202. Due to the fluctuations in the market value of our common stock from March 11, 2014 through March 31, 2014, we recorded a change in the fair value of the warrant liability of $316,200 during the three months ended March 31, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

	March 31, 2014	Initial Measurement March 11, 2014

Number of shares underlying the warrants	20,400,000	20,400,000
Exercise price	$0.3125	$0.3125
Volatility	28.3%	28.3%
Risk-free interest rate	1.73%	1.62%
Expected dividend yield	0	0
Expected warrant life (years)	4.95	5
Stock Price	$0.2020	$0.2400

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is currently in the process of renewing employment agreements with certain key executives.

Litigation

We are from time to time subject to claims and litigation arising out of the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the three months ended March 31, 2014 the Company has recorded royalty costs of approximately $17,000.

License Agreements

In September 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2014 per the terms of the license agreement the Company has recorded royalty costs of approximately $14,000.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against CytoSorbents prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through March 31, 2014 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2014 and 2013 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 100,014,000 and 60,895,000 incremental shares at March 31, 2014 and 2013, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing approximately 226,211,000 and 205,496,000 incremental shares at March 31, 2014 and 2013, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 16,234,000 and 0- incremental shares at March 31, 2014 and 2013, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of the issuance of this report.

In April, 2014, we announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperation Council or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. This multi-year agreement is subject to annual minimum guaranteed orders of CytoSorb® to maintain exclusivity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 31, 2014.

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements.

Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K, as updated by the risks reported in our Quarterly Reports on Form 10-Q, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, other than as required under the Federal securities laws.

These unaudited condensed consolidated financial statements and management’s discussion should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2013 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2014.

Overview

CytoSorbents Corporation is a development stage critical care focused immunotherapy company using blood purification to modulate inflammation –with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple patent applications pending both in the United States and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 3 to 12 years.

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

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial among 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population, and that it was able to control cytokine storm and broadly reduce key cytokines.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, CytoSorbents began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of Q1 2014, we had more than 100 key opinion leaders, or KOLs, in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future.

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

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreement with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In September 2013, we entered into a strategic partnership with Biocon Ltd., Asia’s largest biotech company with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb®. In April, 2014, we announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperation Council or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. We are currently evaluating other potential distributor networks in other major countries where we are either approved to market the device or where CE Mark approval is accepted.

We are currently conducting a dose ranging trial in Germany among eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used for longer periods of time. Data from this dosing study is intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study. In addition, we will receive additional data from the results of more than thirty investigator-initiated studies in Europe which are either currently underway or planned.

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

The market focus for CytoSorb® is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the intensive care unit such as infection and sepsis, trauma, burn injury, acute respiratory distress syndrome, or ARDS, and others. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb® in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the severe inflammatory response syndrome, or SIRS, response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

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

We have been successful in obtaining technology development contracts and support from agencies in the U.S. Department of Defense, including DARPA, the U.S. Army, and the U.S. Air Force.

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I Small Business Innovation Research (“SBIR”) contract to further advance our HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” was $203,351 over six months. The overall goal of the program was to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis most commonly associated with trauma. The FDA has approved our Investigational Device Exemption (IDE) application for this study, and the study began in April 2014.

In June 2013, we began work on our previously announced $1 million Phase II SBIR U.S. Army contract to further develop our technology for the treatment of burn injury and trauma in animal models. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038 and has now received committed funding of $1.15 million to date.

In August 2012, we were awarded a $3.8 million contract by the Defense Advanced Research Projects Agency (DARPA) for our “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (“GPS”), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 2 of the program and are currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by us and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

Results of Operations

Comparison for the Three Months Ended March 31, 2014 and 2013

Revenues:

For the three months ended March 31, 2014, we generated revenue of approximately $1,062,000 as compared to revenues of approximately $371,000 for the three month periods ended March 31, 2013, an increase of 186%. Revenue from product sales was approximately $569,000 in the three months ended March 31, 2014, as compared to approximately $176,000 in the three months ended March 31, 2013, an increase of 223%. This increase in sales is the result of the direct sales team in Germany, as well as sales to distributors in other parts of Europe and the Middle East.

Grant revenue was approximately $491,000 and $195,000 for the three months ended March 31, 2014 and 2013, respectively.

Cost of Revenue:

For the three months ended March 31, 2014 and 2013 cost of revenue was approximately $663,000 and $254,000 respectively. The increase is due to increased sales and expenditures related to progress on grant objectives. Overall blended gross margins were approximately 38%, with product gross margins in excess of 60%.

Research and Development Expense:

Our research and development costs were, approximately $237,000 for the three months ended March 31, 2014, a decrease of approximately 467,000 from the approximately $704,000 of research and development expenses for the three months ended March 31, 2013. This is primarily due to net decreases in expenditures related to consulting costs of $72,000, stock options of $100,000 as well as the reclassification to cost of goods sold of research and development costs specifically related to grants, which has the effect of reducing the amount of our non-reimbursable research and development costs.

Legal, Financial, and Other Consulting Expense:

Our legal, financial and other consulting costs were approximately $310,000 for the three months ended March 31, 2014, as compared to approximately $223,000 for the three months ended March 31, 2013. The $87,000 increase in legal, financial and other consulting expenses is primarily due to an increase in fees to consultants to secure certain key employees and fees to consultants for investor relations and other advisory services.

Selling, General and Administrative Expense:

Our selling, general and administrative costs were approximately $1,007,000 for the three months ended March 31, 2014, an increase of approximately $394,000 over general and administrative costs of approximately $613,000 for the three months ended March 31, 2013. The increase in selling, general, and administrative expenses was primarily due to hiring of additional personnel for our German-based sales and support team, including increases in commissions and benefits and payroll taxes, resulting in direct cost increases of approximately $325,000, increases in advertising and marketing costs of approximately $96,000 and increases in royalty costs of approximately $21,000, all of which were partially offset by decreases in stock option costs of $69,000.

Interest Expense:

For the three months ended March 31, 2014 our net interest expense was approximately $137,000, as compared to net interest expense of approximately $207,000 for the three months ended March 31, 2013. The decrease is primarily due to a decrease of approximately $70,000 in non-cash charges associated with the amortization of debt discount, which is presented in the net interest expense category of our statement of operations.

Change in Warrant Liability:

The Company recognizes warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. Our change in warrant liability was $316,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. The change in warrant liability was as a result of the change in the fair value of the warrant liability from March 11, 2014 (the date of our $10,200,000 financing) to March 31, 2014. There was no warrant liability in 2013, and therefore there was no change in warrant expense in 2013.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of March 31, 2014, we had a deficit accumulated during the development stage of $107,895,374, which included losses of approximately $975,000 and $1,629,000 for the three months ended March 31, 2014 and 2013, respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and general and administrative expenses, which together were $1,244,000 and $1,317,000 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of our debt and equity securities. At March 31, 2014, we had current assets of approximately $11,828,000, including cash on hand and short-term investments of approximately $11,161,000 and current liabilities of approximately $3,299,000. We believe we have sufficient cash to fund our operations into 2016; however, we may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized.

In the first quarter of 2014 we received approximately $9,451,000 in net proceeds in connection with the registered offering of our Common Stock. In addition, we received approximately $300,000 as proceeds from the sale of 2,425,709 shares of Common Stock pursuant to the New Purchase Agreement with Lincoln Park Capital (See Note 4 of the consolidated financial statements), and received $458,000 in cash from the sale of our net operating losses to the State of New Jersey.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced negative cash flows from operations since inception and have a deficit accumulated during the development stage at March 31, 2014 of $107,895,374. We are not currently generating significant revenue and are dependent on the proceeds of present and future financings to fund our research, development and commercialization program. We currently have adequate funding for more than the next twelve months of operations; however, we may have to raise additional capital to fund future operations and/or our clinical trials. Although we have historically been successful in raising additional capital through equity and debt financings, there can be no assurance that we will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if we are successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete our plans. These matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Additionally, based upon management’s assessment, we determined that there were material weaknesses in internal control over financial reporting as of March 31, 2014.

Therefore, our internal controls over financial reporting were not effective as of March 31, 2014 based on the material weaknesses described below:

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

Due to our small size, we were not able to immediately remediate these material weaknesses but we have begun to address these matters. On May 29, 2013, we hired Kathleen P. Bloch, CPA, MBA, as our Chief Financial Officer, and in October 2013, we adopted a Code of Business Conduct and Ethics. We will take additional remedial action to address the remaining material weaknesses in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

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

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the period from January 22, 1997 to March 31, 2014 and for the three months ended March 31, 2014 and March 31, 2013, (iii) Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and of Stockholders’ Equity for the period from December 31, 2013 to March 31, 2014, (iv) Consolidated Statements of Cash Flows for the period from January 22, 1997 to March 31, 2014 and for the three months ended March 31, 2014 and March 31, 2013 and (v) Notes to Consolidated Financial Statements.

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

CYTOSORBENTS CORPORATION

Dated: May 14, 2014	By:	/s/ Phillip Chan
Name: Phillip Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2014	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

