Form 10-Q
period 2014-06-30
Cytosorbents Corp
filed 2014-08-12
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014 there were 310,699,452 shares of the issuer’s Common Stock outstanding.

CytoSorbents Corporation

(a development stage company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS

Current Assets:
Cash and cash equivalents	$4,878,446	$2,183,030
Grants and accounts receivable, net of allowance for doubtful accounts of $1,801 at June 30, 2014 and $-0- at December 31, 2013	330,347	453,017
Short-term investments	4,745,000	—
Inventories	303,686	245,608
Prepaid expenses and other current assets	364,964	605,312
Total current assets	10,622,443	3,486,967

Property and equipment – net	171,990	144,393
Other assets	462,588	414,375
Total long-term assets	634,578	558,768
Total Assets	$11,257,021	$4,045,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$525,957	$786,517
Accrued expenses and other current liabilities	638,746	361,700
T Deferred revenue	5,833	272,359
Warrant liability	889,440	—
Convertible notes payable, net of debt discount in the amount of $35,662 at June 30, 2014 and $198,644 at December 31, 2013	709,338	1,644,356

Total current liabilities	2,769,314	3,064,932

Redeemable Series B Convertible Preferred Stock, par value $0.001, 200,000 Shares authorized; 83,353.00 and 79,336.54 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	17,717,838	15,246,350

Stockholders’ Equity/ (Deficiency):
10% Series A Convertible Preferred Stock, 12,000,000 shares authorized; 1,848,753 and 1,759,666 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,849	1,760
Common Stock, 800,000,000 shares authorized; 310,399,452 and 251,319,547 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	310,399	251,320
Additional paid-in capital	101,631,678	91,343,135
Accumulated other comprehensive loss	(50,836)	(55,987)

Deficit accumulated during the development stage	(111,123,221)	(105,805,775)
Total stockholders' equity (deficiency)	(9,230,131)	(14,265,547)
Total Liabilities and Stockholders' Equity (Deficiency)	$11,257,021	$4,045,735

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from
	January 22,1997
	(date of inception) to	Six months ended June 30,		Three months ended June 30,
	June 30, 2014	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$2,241,915	$1,232,476	$304,067	$663,233	$127,969
Grant income	4,642,871	850,184	358,746	358,922	163,514
Other revenue	4,167	4,167	—	2,500	—
Total revenue	6,888,953	2,086,827	662,813	1,024,655	291,483
Cost of revenue	4,074,124	1,328,688	453,066	666,151	199,555
Gross profit	2,814,829	758,139	209,747	358,504	91,928

Other Expenses:
Research and development	56,252,164	583,767	1,412,300	346,993	708,159
Legal, financial and other consulting	10,043,839	550,060	412,539	239,752	189,793
Selling, general and administrative	31,149,581	2,161,619	1,213,980	1,154,872	600,818
Change in fair value of management incentive units	(6,055,483)	—	—	—	—
Total expenses	91,390,101	3,295,446	3,038,819	1,741,617	1,498,770
Loss from operations	(88,575,272)	(2,537,307)	(2,829,072)	(1,383,113)	(1,406,842)

Other (income)/expense:
Gain on disposal of property and equipment	(21,663)	—	—	—	—
Gain on extinguishment of debt	(216,617)	—	—	—	—
Interest expense/(income), net	7,989,251	264,858	214,859	127,769	8,147
Penalties associated with non-registration of Series A Preferred Stock	361,495	—	—	—	—
Change in warrant liability	26,520	26,520	—	342,720	—
Total other (income) expense, net	8,138,986	291,378	214,859	470,489	8,147
Loss before benefit from income taxes	(96,714,258)	(2,828,685)	(3,043,931)	(1,853,602)	(1,414,989)
Benefit from income taxes	(1,397,353)	—	—	—	—
Net loss	(95,316,905)	(2,828,685)	(3,043,931)	(1,853,602)	(1,414,989)
Preferred Stock Dividend	15,806,316	2,488,761	1,202,905	1,374,245	616,488
Net Loss available to common shareholders	$(111,123,221)	$(5,317,446)	$(4,246,836)	$(3,227,847)	$(2,031,477)
Basic and diluted net loss per common share		$(0.02)	$(0.02)	$(0.01)	$(0.01)
Weighted average number of shares of common stock outstanding		283,424,589	227,299,644	301,195,959	231,583,119

Net loss	$(95,316,905)	$(2,828,685)	$(3,043,931)	$(1,853,602)	$(1,414,989)

Other comprehensive loss:
Currency translation adjustment	(50,836)	5,151	(3,269)	4,318	(867)
Comprehensive loss	$(95,367,741)	$(2,823,534)	$(3,047,200)	$(1,849,284,)	$(1,415,856)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from December 31, 2013 to June 30, 2014 (Unaudited):

	Series B							Accumulated	Deficit
	Redeemable Convertible						Additional	Other	Accumulated
	Preferred Stock		Common Stock		Preferred Stock A		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Par value	Shares	Par Value	Capital	Loss	Stage	Equity (Deficit)

Balance at December 31, 2013	79,336.54	$15,246,350	251,319,547	$251,320	1,759,666	$1,760	$91,343,135	$(55,987)	$(105,805,775)	$(14,265,547)

Stock based compensation - employees, consultants and directors							104,858			104,858

Issuance of common stock for services rendered			750,000	750			89,350			90,100

Issuance of Series A Preferred Stock as dividends					89,087	89	17,184		(17,273)	—

Issuance of Series B Preferred Stock as dividends	4,016.46	$2,471,488							(2,471,488)	(2,471,488)

Issuance of common stock for cash			2,483,399	2,483			297,517			300,000

Issuance of common stock - financing			40,800,000	40,800			10,159,200			10,200,000
Conversion of convertible notes to common			9,486,720	9,487			1,176,353			1,185,840

Cost of raising capital							(748,545)			(748,545)

Other comprehensive income/(loss): foreign translation adjustment								5,151		5,151

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes

Cashless exercise of warrants			3,958,716	3,958			(3,958)			—

Exercise of stock options			1,601,070	1,601			59,504			61,105

Warrant liability							(862,920)			(862,920)

Net loss									(2,828,685)	(2,828,685)

Balance at June 30, 2014	83,353.00	$17,717,838	310,399,452	$310,399	1,848,753	$1,849	$101,631,678	$(50,836)	$(111,123,221)	$(9,230,131)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from January 22, 1997 (date of inception) to June 30, 2014	Six months ended June 30, 2014	Six months ended June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(95,316,905)	$(2,828,685)	$(3,043,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as inducement to convert convertible notes payable and accrued interest	3,351,961	—	—
Issuance of common stock to consultant for services	185,568	90,100	65,468
Depreciation and amortization	2,613,967	45,596	31,585
Amortization of debt discount	2,939,959	162,982	181,350
Gain on disposal of property and equipment	(21,663)	—	—
Gain on extinguishment of debt	(216,617)	—	—
Interest expense paid with Series B Preferred Stock in connection with conversion of notes payable	3,147	—	—
Abandoned patents	183,556	—	—
Bad debts - employee advances	255,882	—	—
Contributed technology expense	4,550,000	—	—
Consulting expense	237,836	—	—
Management unit expense	1,334,285	—	—
Expense for issuance of warrants	533,648	—	—
Expense for issuance of options	3,129,983	104,858	266,490
Amortization of deferred compensation	74,938	—	—
Penalties in connection with non-registration event	361,496	—	—
Change in warrant liability	26,520	26,520	—
Changes in operating assets and liabilities:
Grants and accounts receivable	(330,347)	122,670	(32,286)
Inventories	(303,686)	(58,078)	205,822
Prepaid expenses and other current assets	(636,512)	240,348	320,420
Other assets	(58,807)	(4,912)	9,442
Accounts payable and accrued expenses	3,328,878	104,326	162,428
Accrued interest expense	1,823,103	—	—
Deferred revenue	5,833	(266,526)	—
Net cash used by operating activities	(71,943,977)	(2,260,801)	(1,833,212)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,491	—	—
Purchases of property and equipment	(2,514,228)	(54,734)	(22,549)
Patent costs	(737,946)	(61,760)	(12,769)
Purchases of short-term investments	(5,138,607)	(4,745,000)	—
Proceeds from sale of short-term investments	393,607	—	—
Loan receivable	(1,632,168)	—	—
Net cash used by investing activities	(9,596,851)	(4,861,494)	(35,318)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of related issuance costs	9,579,040	—	—
Equity contributions - net of fees incurred	62,423,223	9,751,455	899,967
Proceeds from borrowings	13,731,881	—	1,098,000
Proceeds from subscription receivables	499,395	—	—
Proceeds from exercise of stock options	97,045	61,105	15,100
Proceeds from exercise of warrants	139,526	—	—
Net cash provided by financing activities	86,470,110	9,812,560	2,013,067
Effect of exchange rates on cash	(50,836)	5,151	(3,269)
Net change in cash and cash equivalents	4,878,446	2,695,416	141,268

Cash and cash equivalents - beginning of period	—	2,183,030	1,729,344

Cash and cash equivalents - end of period	$4,878,446	$4,878,446	$1,870,612

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$590,189	$—	$—

Supplemental schedule of noncash investing and financing activities:

Debt discount in connection with issuance of convertible debt	$1,975,322	$—	$188.468

Fair value of warrant liability upon issuance	862,920	862,920	—
Fair value of shares issued as costs of raising capital	$640,270	$7,137	$10,413

Note payable principal and interest conversion to equity	$14,361,331	$1,185,840	$1,226,042

Issuance of member units for leasehold improvements	$141,635	$—	$—

Issuance of management units in settlement of cost of raising capital	$437,206	$—	$—

Change in fair value of management units for cost of raising capital	$278,087	$—	$—

Exchange of loan receivable for member units	$1,632,168	$—	$—

Issuance of equity in settlement of accounts payable	$1,614,446	$—	$—

Issuance of common stock in exchange for stock subscribed	$399,395	$—	$—

Costs paid from proceeds in conjunction with issuance of common stock and preferred stock	$1,516,608	$748,545	$—

Preferred stock dividends	$15,806,316	$2,488,761	$1,202,905

Net effect of conversion of common stock to preferred stock prior to merger	$559	$—	$—

During the six months ended June 30, 2014 and 2013, -0- and 198.27 Series B Preferred Shares were converted into -0- and 547,707 shares of Common Stock, respectively. During the six months ended June 30, 2014 and 2013, no Series A Preferred Shares were converted into shares of Common Stock. For the period from January 22, 1997 (date of inception) to June 30, 2014, 22,784.49 Series B Preferred Shares and 9,558,112 Series A Preferred Shares were converted into 62,912,304 and 43,728,457 shares of Common Stock, respectively.

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2014

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”) and include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents, Inc., its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.”

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 2014. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2014 and the results of its operations and cash flows for the six and three month periods ended June 30, 2014 and 2013, and for the period January 22, 1997 (date of inception) to June 30, 2014. Results for the six months ended June 30, 2014 and 2013 are not necessarily indicative of results that may be expected for the entire year. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2013 as included in the Company’s Form 10-K filed with the Commission on March 31, 2014.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2014 of $111,123,221. The Company is not currently generating significant revenue and is dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company currently has adequate funding for more than the next twelve months of operations; however, it may have to raise additional capital to fund future operations. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company's plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company is a development stage company and has generated limited revenues. Since inception, the Company's expenses relate primarily to research and development, organizational activities, clinical manufacturing, regulatory compliance and operational strategic planning. Although the Company has made advances on these matters, there can be no assurance that the Company will continue to be successful regarding these issues, nor can there be any assurance that the Company will successfully implement its long-term strategic plans.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company, through its subsidiary CytoSorbents, Inc., is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through CytoSorbents Europe, GmbH, its European subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. The Company is focused on developing this technology for multiple applications in the medical field, specifically to provide improved blood purification for the treatment of acute and chronic health complications associated with blood toxicity. In March 2011, the Company received CE Mark approval for its CytoSorb® device. As of June 30, 2014, the Company had only limited commercial operations and, accordingly, is in the development stage. The Company has yet to generate any significant revenue and has no assurance of future revenue.

The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple patent applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from 3 to 12 years.

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

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies. Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of $1,801 at June 30, 2014 and $-0- at December 31, 2013.

Short-Term Investments

Short-term investments include certificates of deposit with original maturities of greater than three months. The cost of the certificates of deposit approximates fair value.

Inventories

Inventories are valued at the lower of cost or market. At June 30, 2014 and December 31, 2013, the Company’s inventory was comprised of finished goods, which amounted to approximately $115,000 and $107,000, respectively; work in process which amounted to approximately $170,000 and $101,000, respectively; and raw materials, which amounted to approximately $18,000 and $38,000, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expenses amounted to approximately $63,000 and $10,000 for the six months ended June 30, 2014 and 2013, respectively, and is included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2014 or December 31, 2013. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2010 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

As of June 30, 2014, one U.S. government agency, two distributors, and two hospitals accounted for approximately 74.2% of outstanding grant and accounts receivable. At December 31, 2013, one U.S. government agency accounted for approximately 66% of outstanding accounts receivable. For the six months ended June 30, 2014, approximately 11.5% of revenues were from one U.S. government agency, and no other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the six months ended June 30, 2013, approximately 44.9% of revenue was from one U.S. government grant agency.

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

Effects of Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-10, which for public business entities will be effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, removes the definition of a development stage entity from the Accounting Standards Codification, thereby eliminating the financial reporting distinction between development stage entities from U.S. GAAP. Specifically eliminated are the requirements to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development state entity that in prior years it had been in the development stage. The Company will adopt ASU 2014-10 no later than with the December 31, 2014 financial statements.

In May 2014, the Financial Account Standards Board (“FASB”) issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supercedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The costs of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $48,000 and $13,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

3.	CONVERTIBLE NOTES

On June 21, 2013 (the “June Closing Date”), the Company issued convertible notes to certain accredited investors (the “June Purchasers”), whereby the Company agreed to sell and the June Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $1,098,000 (the “June Notes”). The June Notes were to mature one (1) year from the June Closing Date (the “June Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price of $0.125 at maturity or earlier at the option of the June Purchaser. In connection with the issuance of the June Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $0.15 per share (the “June Warrants”). On June 21, 2014, the June Notes were converted into 9,486,720 shares of Common Stock, consisting of 8,784,000 shares related to the principal value of the June Notes and 702,720 shares for payment of interest earned on the June Notes.

On September 30, 2013 (the “September Closing Date”), the Company issued convertible notes to certain accredited investors (the “September Purchasers”), whereby the Company agreed to sell and the September Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $745,000 (the “September Notes”). The September Notes mature one (1) year from the September Closing Date (the “September Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of Common Stock, at a conversion price of $0.10 at maturity or earlier at the option of the September Purchaser. Full conversion of the principal value of the September Notes would result in the issuance of 7,450,000 shares of Common Stock. In connection with the issuance of the September Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $0.125 per share (the “September Warrants”).

At June 30, 2014, the Company had convertible notes (“Convertible Notes”) totaling approximately $745,000 net of debt discount of approximately $36,000. The Convertible Notes stipulate that in the event at any time during the term of the Convertible Note, the Company closes on any debt or equity financing in an aggregate amount greater than or equal to $750,000, the noteholders will have the right to exchange the note for the equivalent dollar amount of securities sold in the new financing. The Company is not required to repay the Convertible Notes in cash, and there are no registration rights on the common stock underlying the Convertible Notes or Warrants.

The Company allocates the proceeds associated with the issuance of convertible notes based on the relative fair value of the convertible notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the convertible notes to the market value of the underlying Common Stock subject to conversion. In connection with the convertible note issuances during the years ended December 31, 2013, the Company received proceeds of $1,843,000. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $1,511,883 was allocated to the convertible notes and $171,012 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $160,105. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the convertible notes. During the six months ended June 30, 2014 and 2013, debt discount of approximately $163,000 and $181,000, respectively, was charged to interest expense.

4.	STOCKHOLDERS' EQUITY (DEFICIT)

On March 7, 2014, the Company entered into subscription agreements with certain investors providing for the issuance and sale by the Company (the “Offering”) of 40,800,000 units (the “Units”) for an aggregate purchase price of $10,200,000.  Each Unit is comprised of one share of Common Stock, priced at $0.25 per share, and a warrant to purchase 0.50 shares of Common Stock at an exercise price of $0.3125 per share. The warrants are convertible into a total of 20,400,000 shares of Common Stock. Each warrant is exercisable for a period of five (5) years beginning on March 11, 2014, the date of the closing of the sale of these securities, and are only exercisable for cash and are only exercisable if there is an effective registration statement registering the warrants and shares underlying the warrants. The Common Stock underlying these warrants were registered in the registration statement on Form S-1 (File No. 333-193053) which was declared effective by the Securities and Exchange Commission on February 14, 2014 and an additional registration statement on Form S-1 (File No. 333-194394).

The Company received net proceeds from the Offering of approximately $9,451,000 million. The net proceeds received by the Company from the Offering is being used for building additional sales and marketing infrastructure, clinical studies, working capital and general corporate purposes.

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

In connection with the successful completion of the Offering, the placement agent received an aggregate cash placement agent fee equal to 6% of the gross proceeds of the sale of the Units in the Offering, or $612,000, and a warrant to purchase 1,224,000 shares of Common Stock at an exercise price of $0.30 per share exercisable for five years from the effective date of the placement agency agreement. The placement agent warrant contains piggy-back registration rights which expire on the fifth anniversary of the effective date of the registration statement. The Company has also agreed to reimburse the placement agent for actual out-of-pocket expenses up to a maximum of 2% of gross proceeds from the transaction. The Company also granted the placement agent a right of first refusal to participate in any subsequent offering or placement of its securities that takes place within twelve months following the effective date of the registration statement.

During the six months ended June 30, 2014, the Company recorded non-cash stock dividends totaling $2,488,761 in connection with the issuance of 4,016.46 shares of Series B Preferred Stock and 89,087 shares of Series A Preferred Stock as stock dividends to its preferred shareholders.

During the six months ended June 30, 2014, the Company incurred stock-based compensation expense due to the issuance of stock options, and amortization of unvested stock options. The aggregate expense for the six months ended June 30, 2014 is approximately $105,000, of which approximately $93,000 was recorded in general and administrative expenses and approximately $12,000 was recorded as research and development expenses.

The summary of the stock option activity for the six months ended June 30, 2014 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2014	47,923,642	$0.20	5.1
Granted	15,775,000	$0.20	9.4
Cancelled	(5,395,250)	$0.12	8.0
Exercised	(1,616,300)	$0.04	3.8
Expired	(51,809)	$0.83	—
Outstanding June 30, 2014	56,635,283	$0.21	6.5

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $0.195 to $0.274 per share) and expected life of the stock option (ranging from 5-10 years), the current price of the underlying stock and its expected volatility (approximately 28%), expected dividends on the stock (0%) and the risk free interest rate (0.8 to 1.9%) for the term of the stock option.

At June 30, 2014, the aggregate intrinsic value of options outstanding and currently exercisable amounted to approximately $4,268,000.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2014 is as follows:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value

Non-vested, January 1, 2014	13,418,000	$0.034
Granted	15,775,000	$0.058
Cancelled	(4,561,250)	$0.031
Vested	(2,287,250)	$0.044

Non-vested, June 30, 2014	22,344,500	$0.051

As of June 30, 2014, the Company had approximately $196,000 of total unrecognized compensation cost related to stock options. In March 2014, the Board of Directors set aside a pool of 14,010,000 options to be awarded to the Company’s employees if the Company achieves certain specific, predetermined milestones. The grant date fair value of these unvested options amounted to approximately $791,000. Due to the uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for the six months ended June 30, 2014. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

As of June 30, 2014, the Company has the following warrants to purchase Common Stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

397,825	$0.0362	September 30, 2014
1,750,000	$0.1000	August 16, 2015
1,600,000	$0.1250	August 16, 2015
1,333,333	$0.1500	August 16, 2015
490,000	$0.1000	October 22, 2015
196,000	$0.1250	October 22, 2015
163,333	$0.1500	October 22, 2015
500,000	$0.1000	November 19, 2015
200,000	$0.1250	November 19, 2015
166,667	$0.1500	November 19, 2015
700,000	$0.1000	February 15, 2016
1,540,000	$0.1250	February 15, 2016
1,416,666	$0.1500	February 15, 2016
240,125	$1.2500	October 24, 2016
1,166,667	$0.1750	February 10, 2017
4,392,000	$0.1500	June 21, 2018
3,725,000	$0.1250	September 30, 2018
20,400,000	$0.3125	March 11, 2019
1,224,000	$0.3000	March 11, 2019
41,601,616

In addition, during the six months ended June 30, 2014, the Company issued 750,000 shares of Common Stock to a vendor for consulting services, 1,616,300 options were exercised for 1,601,070 shares of Common Stock, and warrants to purchase 6,460,000 shares of Common Stock were exercised for 3,958,716 shares of Common Stock. On June 21, 2014, $1,098,000 in convertible notes matured. In accordance with the terms of the notes, the note holders were issued 9,486,720 shares of Common Stock which included 8,784,000 shares of Common Stock for payment of the convertible notes and 702,720 shares representing payment of interest accrued on the convertible notes.

In December 2011, the Company terminated a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) and executed a new purchase agreement (the “New Purchase Agreement”), and a registration rights agreement with LPC. Under the New Purchase Agreement, LPC is obligated, under certain conditions, to purchase from the Company up to $8.5 million of our Common Stock, from time to time, over a thirty-two (32) month period.

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

During the six months ended June 30, 2014 the Company received approximately $300,000 as proceeds from the sale of 2,425,709 shares of Common Stock per the terms of the New Purchase Agreement with LPC at an average price of approximately $0.124 per share of Common Stock. Per the terms of the New Purchase Agreement, the Company also issued an additional 57,690 shares of Common Stock as additional commitment fee shares.

As of June 30, 2014, $2,400,000 remained available under the New Purchase Agreement with LPC. The Company has not sold any shares of its Common Stock under the New Purchase Agreement since January 17, 2014. The New Purchase Agreement terminates in August 2014.

5.	WARRANT LIABILITY

In connection with its March 11, 2014 financing, the Company issued warrants to purchase 20,400,000 shares of Common Stock. The Company recognizes these warrants as liabilities at their fair value on the date of grant, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The warrants have certain pricing provisions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances.

The Company recognized an initial warrant liability for the warrants issued in connection with the Offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of our Common Stock of $0.24. On June 30, 2014, the five day weighted average closing price per share of Common Stock was $0.243. Due to the fluctuations in the market value of our common stock from March 11, 2014 through June 30, 2014, we recorded a change in the fair value of the warrant liability of $26,520 during the six months ended June 30, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

	June 30, 2014	Initial Measurement March 11, 2014

Number of shares underlying the warrants	20,400,000	20,400,000
Exercise price	$0.3125	$0.3125
Volatility	28.3%	28.3%
Risk-free interest rate	1.62%	1.62%
Expected dividend yield	0	0
Expected warrant life (years)	4.70	5
Stock Price	$0.242	$0.240

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is currently in the process of renewing employment agreements with certain key executives.

Litigation

We are from time to time subject to claims and litigation arising out of the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the six months ended June 30, 2014 the Company has recorded royalty costs of approximately $38,000.

License Agreements

In September 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the six months ended June 30, 2014 per the terms of the license agreement the Company has recorded royalty costs of approximately $30,000.

Warrant Agreement

As inducement to invest additional funds in the private placement of Series B Preferred Stock, additional consideration was granted to the participants of the Series B Preferred Stock offering in the event that litigation is commenced against the Company prior to June 30, 2018, claiming patent infringement on certain of the Company’s issued patents. In the event this litigation arises the Company may be required to issue warrants to purchase in the aggregate up to a maximum of ten million shares of Common Stock subject to certain adjustments. Through June 30, 2014 no such litigation has arisen and due to the deemed low probability of this potential outcome; the Company has not booked a contingent liability for this agreement.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2014 and 2013 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 98,236,899 and 75,510,523 incremental shares at June 30, 2014 and 2013, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing approximately 231,866,000 and 210,634,000 incremental shares at June 30, 2014 and 2013, respectively, as well as potential shares issuable upon Note conversion into Common Stock representing approximately 7,450,000 and 8,784,000 incremental shares at June 30, 2014 and 2013, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

8.	SUBSEQUENT EVENTS

In August 2014, the Company announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation.

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

Overview

CytoSorbents Corporation is a development stage critical care focused immunotherapy company using blood purification to modulate inflammation –with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple patent applications pending both in the U.S. and internationally. The Company’s intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 3 to 12 years.

In March 2011, the Company received European Union regulatory approval under the CE Mark and Medical Devices Directive for the Company’s flagship product, CytoSorb®, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of the CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g. mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

The CE Mark enables CytoSorb® to be sold throughout the entire EU. In addition, many countries outside the EU accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, and many other conditions where cytokine-induced inflammation plays a detrimental role.

As part of the CE Mark approval process, the Company completed its randomized, controlled, European Sepsis Trial among 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population, and that it was able to broadly reduce key cytokines.

The Company plans to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

In addition to CE Mark approval, CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for sale in the EU and for additional clinical studies. The Company also established a reimbursement path for CytoSorb® in Germany and Austria.

From September 2011 through June 2012, the Company began a controlled market release of CytoSorb® in select geographic territories in Germany with the primary goal of preparing for commercialization of CytoSorb® in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of the Company’s European subsidiary, CytoSorbents Europe GmbH, the Company began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, the Company expanded our direct sales efforts to include both Austria and Switzerland. At the end of Q2 2014, the Company had more than 150 key opinion leaders (“KOLs”) in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future.

In addition, the Company now has more than 30 investigator-initiated studies being planned in Germany, Austria, and the United Kingdom in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients. These studies are being supported by the Company’s European Director of Scientific Affairs. As of June 30, 2014, the Company’s sales force includes seven direct sales people and two sales support staff. The Company intends to add more staff to the direct sales and marketing team during 2014.

The Company has complemented its direct sales efforts with sales to distributors and/or corporate partners. In 2013, the Company reached agreement with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In September 2013, the Company entered into a strategic partnership with Biocon Ltd., Asia’s largest biotech company with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb®. In April 2014, the Company announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperation Council or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In August 2014, the Company announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation. The Company is currently evaluating other potential distributor networks in other major countries where it is either approved to market the device or where CE Mark approval is accepted.

The Company is currently conducting a dose ranging trial in Germany among eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used for longer periods of time. Data from this dosing study is intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a pivotal study. In addition, the Company expects to receive additional data from the results of more than thirty investigator-initiated studies in Europe which are either currently underway or planned.

Concurrent with the Company’s commercialization plans, the Company intends to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expend the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. The Company is currently organizing a pivotal trial in the U.S. using CytoSorb® during cardiac surgery that is intended to be the basis of the Company’s application seeking U.S. regulatory approval.

The market focus for CytoSorb® is the prevention or treatment of organ failure due to cardiac surgery, and in life-threatening conditions, including commonly seen illnesses in the intensive care unit such as infection and sepsis, trauma, burn injury, acute respiratory distress syndrome (“ARDS”), and others. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb® in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the severe inflammatory response syndrome, or SIRS, response and either prevent or treat organ failure.

In addition to the sepsis indication, the Company intends to continue to foster research in other critical care illnesses where CytoSorb® could be used, such as ARDS, trauma, severe burn injury and acute pancreatitis, or in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest.

The Company’s proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb® - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	HemoDefend™ – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal is to reduce transfusion reactions and improve the safety of older blood.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g. drug overdose, high dose regional chemotherapy, etc.).

•	BetaSorb™ – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal is to improve the efficacy of dialysis or hemofiltration.

The Company has been successful in obtaining technology development contracts and support from

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I Small Business Innovation Research (“SBIR”) contract to further advance our HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The cost of the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” was $203,351 over six months. The overall goal of the program was to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

In June 2013, the Company announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis most commonly associated with trauma. The FDA has approved our Investigational Device Exemption (“IDE”) application for this study, and the study began in April 2014.

In June 2013, the Company began work on the previously announced $1 million Phase II SBIR U.S. Army contract to further develop our technology for the treatment of burn injury and trauma in animal models. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038 and has now received committed funding of $1.15 million to date.

In August 2012, the Company was awarded a $3.8 million contract by the Defense Advanced Research Projects Agency (“DARPA”) for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system (“GPS”), and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. The contract is for advanced technology development of the Company’s hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. The Company is in Year 2 of the program and is currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by us and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. The Company’s work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

Results of Operations

Comparison for the six months ended June 30, 2014 and 2013:

Revenues:

For the six months ended June 30, 2014, the Company generated revenue of approximately $2,087,000 as compared to revenues of approximately $663,000, for the six months ended 2013, an increase of approximately $1,424,000 or 215%. Revenue from product sales was approximately $1,232,000 in the first half of 2014, as compared to approximately $304,000 in the first half of 2013, an increase approximately $928,000 or 305%. This increase in sales is a result of the efforts of our four person sales team which was established in August 2012 and was expanded in 2014 to seven people, as well as sales to distributors in other parts of Europe and elsewhere in the world.

Cost of Revenues:

For the six months ended June 30, 2014 and 2013, cost of revenue was approximately $1,329,000 and $453,000, respectively. The increase is due to increased sales and expenditures related to progress on grant objectives.

Overall blended gross margins were approximately 36%, with product gross margins of approximately 63%.

Research and Development Expenses:

For the six months ended June 30, 2014, research and development expenses were approximately $584,000, as compared to research and development expenses of approximately $1,412,000 for the six months ended June 30, 2013. The decrease of approximately $828,000 in research and development expenses was primarily due to an increase of $584,000 in grant costs included in costs of revenue, decreases in option expenses of approximately $91,000, decreases in consulting costs of approximately $48,000, a change in the classification of approximately $113,000 of salaries from research and development expenses in 2013 to selling, general and administrative expenses in 2014 as a result of a change in the duties of an executive of the Company, and decreases in patent expenses of approximately $54,000, all of which was offset by increased costs for clinical studies of $52,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $550,000 for the six months ended June 30, 2014, as compared to approximately $413,000 for the six months ended June 30, 2013. The increase of approximately $137,000 was due to an increase in fees to consultants, fees to secure certain key employees, and fees to consultants for investor relations and other advisory services.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $2,162,000 for the six months ended June 30, 2014 as compared to approximately $1,214,000 for the six months ending June 30, 2013. The increase of approximately $929,000 in selling, general, and administrative expenses was primarily due to a change in classification of approximately $113,000 of payroll costs from research and development expenses to selling, general and administrative expenses, other increases in payroll, commissions and employee-related expenses of approximately $591,000, increased royalties of approximately $44,000, increases in advertising and marketing costs of approximately $123,000 and increased costs of medical conference and congresses of approximately $145,000, all of which was offset by decreases in stock option costs of approximately $71,000.

Interest Expense:

For the six months ended June 30, 2014, interest expense was approximately $265,000, as compared to interest expense of approximately $215,000 for the six months ended June 30, 2013. The increase was principally due to the interest payable and amortization of financing costs related to the convertible notes.

Change in Warrant Liability:

The Company recognizes warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The change in warrant liability was approximately $27,000 and $-0- for the six months ended June 30, 2014 and 2013, respectively. The change in warrant liability was as a result of the change in the fair value of the warrant liability from March 11, 2014 (the date of our $10,200,000 financing) to June 30, 2014. There was no warrant liability in 2013, and therefore there was no change in warrant expense in 2013.

History of Operating Losses:

The Company has experienced substantial operating losses since inception. As of June 30, 2014, the Company had a deficit accumulated during the development stage of approximately $111,123,000 which included losses of approximately $2,829,000 and $3,044,000 for the six month periods ended June 30, 2014 and 2013 respectively. Historically, losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology, clinical studies, and general and administrative expenses.

Comparison for the three months ended June 30, 2014 and 2013:

Revenues:

The Company generated revenues of approximately $1,025,000 and $291,000 for the three months ending June 30, 2014 and June 30, 2013, respectively. Product revenues were approximately $663,000 for the quarter ended June 30, 2014, as compared to product revenues of $128,000 for the quarter ended June 30, 2013. This $535,000 or approximately 418% increase in product revenues was a result of the Company’s direct sales effort to hospitals in Germany, Austria and Switzerland which began 2012, as well as sales to distributors in Europe and elsewhere in the world. Additionally, grant revenue and other income was approximately $361,000 and $164,000 for the three month periods ended June 30, 2014 and 2013 respectively.

Cost of Revenues:

For the three months ended June 30, 2014 and 2013, cost of revenue was approximately $666,000 and $200,000, respectively. The increase in cost of revenues is due to increased sales, and expenditures related to progress on grant objectives. Overall blended gross margins were approximately 35%, with product gross margins of approximately 65%.

Research and Development Expenses:

For the three months ending June 30, 2014, research and development costs were approximately $347,000, as compared to research and development costs of approximately $708,000 for the three months ended June 30, 2013. The decrease of approximately $361,000 or 51% was primarily due to increases in the classification of grant costs to cost of revenue of approximately $259,000, reclassifications of payroll costs to selling, general and administrative expenses of approximately $62,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting costs were approximately $240,000 for the three months ending June 30, 2014, as compared to legal financial and other consulting costs of approximately $190,000 for the three months ended June 30, 2013. This increase of approximately $50,000 was primarily due to increased recruitment and other consulting fees.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $1,155,000 for the three months ended June 30, 2014, compared to approximately $601,000 for the three months ended June 30, 2013, an increase of approximately $554,000. This was primarily due to increases in payroll related costs of approximately $354,000, advertising and marketing costs of approximately $57,000, increased royalties due to increased sales of approximately $23,000, and increases in medical conference and congresses expenses of approximately $122,000.

Interest (Income)/Expense Net:

For the three months ended June 30, 2014, the Company’s net interest expense was approximately $128,000, as compared to net interest expense of approximately $8,000 for the three months ended June 30, 2013. The increase in net interest expense is primarily due to interest and amortization of financing costs related to convertible notes.

Change in Warrant Liability:

The change in warrant liability was approximately $343,000 and $-0- for the three months ended June 30, 2014 and 2013, respectively. The change in warrant liability was as a result of the change in the fair value of the warrant liability from March 31, 2014 to June 30, 2014. There was no warrant liability in 2013, and therefore there was no change in warrant expense in 2013.

Liquidity and Capital Resources

Since inception, the Company’s operations have been primarily financed through the private placement of our debt and equity securities. At June 30, 2014, the Company had current assets of approximately $10,622,000, including cash on hand and short-term investments of approximately $9,623,000 and current liabilities of approximately $2,769,000. The Company believes it has sufficient cash to fund its operations into 2016; however, the Company may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. The Company will be better able to assess this need once the specific protocols are finalized.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operations since inception and has a deficit accumulated during the development stage at June 30, 2014 of approximately $111,123,000. While the Company’s revenues are increasing, it remains dependent on the proceeds of present and future financings to fund its research, development and commercialization program. The Company currently has adequate funding for more than the next twelve months of operations; however, it may have to raise additional capital to fund future operations and/or clinical trials. Although the Company has historically been successful in raising additional capital through equity and debt financings, there can be no assurance that the Company will be successful in raising additional capital in the future or that it will be on favorable terms. Furthermore, if the Company is successful in raising the additional financing, there can be no assurance that the amount will be sufficient to complete the Company’s plans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Employment Agreement with Named Executive Officers

Effective December 3, 2013, the Company renewed the employment agreement by and between Dr. Phillip Chan and the Company as Chief Executive Officer covering the period from January 1, 2013 to December 31, 2013. Effective December 3, 2013, the Company renewed the employment agreement by and between Vincent Capponi and the Company as Chief Operating Officer covering the period January 1, 2013 to December 31, 2013. Executives with expired employment agreements are continuing employment on a month-to-month basis under similar terms.

Effective May 29, 2013 the Company entered into an employment agreement by and between Kathleen P. Bloch and the Company as Chief Financial Officer, which automatically renewed on May 31, 2014 and expires on May 31, 2015.

Effective December 31, 2013, the Company renewed the consulting agreement by and between Dr. Robert Bartlett and the Company as Chief Medical Officer which expires on December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13(a)-15(b) and 15(d)-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of its disclosure controls and procedures (as defined under Rules 13(a)-15(b) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon management’s assessment, the Company determined that its disclosure controls and procedures were not effective to accomplish the foregoing because of the following material weakness as of June 30, 2014: Lack of an independent audit committee or audit committee financial expert.

Although the Company’s board of directors serves the function of an audit committee, the Company has not identified an audit committee financial expert on its board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

The Company is taking action to address this material weakness in the near future. Notwithstanding the assessment that the Company’s internal controls over financial reporting were not effective and that there was a material weaknesses identified herein, the Company believes that its consolidated financial statements contained in this report fairly present its financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

As disclosed in the Form-10Q for the quarterly period ended March 31, 2014, the Company identified a material weakness related to the need for greater integration, oversight, communication and financial reporting of the books and records of our German subsidiary. The Company has established enhanced reporting procedures, more robust control procedures, and increased oversight and communication with regard to its Germany subsidiary and, in the Company’s opinion, this previously-disclosed material weakness has been remediated as of June 30, 2014.

There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the period from January 22, 1997 to June 30, 2014 and for the six and three months ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and of Stockholders’ Equity for the period from December 31, 2013 to June 30, 2014, (iv) Consolidated Statements of Cash Flows for the period from January 22, 1997 to June 30, 2014 and for the six and three months ended June 30, 2014 and June 30, 2013 and (v) Notes to Consolidated Financial Statements.**

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 12, 2014	By:	/s/ Phillip Chan
Name: Phillip Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2014	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

