Form 10-K
period 2014-12-31
Cytosorbents Corp
filed 2015-03-31
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51038

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7 Deer Park Drive, Suite K

Monmouth Junction, New Jersey 08852

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (732) 329-8885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2014 was approximately $72,139,000. As of March 23, 2015 there were outstanding 24,637,822 shares of common stock.

Documents incorporated by reference:

Portions of the CytoSorbents Corporation definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

CYTOSORBENTS CORPORATION

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts. Unless otherwise indicated, the terms “CytoSorbents,” “Company,” “we,” “us” and “our” refer to CytoSorbents Corporation. Unless otherwise indicated, the terms “MedaSorb,” “CytoSorbents,” “we,” “us” and “our” with respect to events prior to June 30, 2006 are references to CytoSorbents Medical, Inc. and its predecessors.

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

PART I

Item 1. Business.

Overview

CytoSorbents is a critical care focused immunotherapy company using blood purification to modulate inflammation - with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit, with little to improve clinical outcome. CytoSorb®, the Company’s flagship product, is approved in the European Union as a safe and effective extracorporeal cytokine filter, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb® can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia where cytokines play a major role in the cause of inflammation. CytoSorbents’ purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. CytoSorbents has numerous products under development based upon this unique blood purification technology, protected by 32 issued US patents and multiple applications pending, including HemoDefend™, ContrastSorb, DrugSorb, and others.

In March 2011, the Company received European Union or E.U., regulatory approval under the CE Mark and Medical Devices Directive for the Company’s flagship product, CytoSorb®, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of the CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

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

Cytokines are small proteins that normally stimulate and regulate the immune response. However, in certain diseases, particularly life-threatening conditions commonly seen in the intensive care unit, or ICU, such as sepsis and infection, trauma, acute respiratory distress syndrome (ARDS), severe burn injury, liver failure, and acute pancreatitis, cytokines are often produced in vast excess – a condition often called cytokine storm. Left unchecked, this cytokine storm can lead to a severe maladaptive systemic inflammatory response syndrome, or SIRS, that can then cause cell death, multiple organ dysfunction syndrome or MODS, and multiple organ failure, MOF. Failure of vital organs such as the heart, lungs, and kidneys, accounts for nearly half of all deaths in the intensive care unit. This is despite the wide availability of supportive care therapies, or “life support”, such as dialysis, mechanical ventilation, extracorporeal membrane oxygenation, and vasopressors. By replacing the function of failed organs, these supportive care therapies can initially help to keep patients alive, but do not help patients recover faster, and in many cases can increase the risk of dangerous complications. Unlike these supportive care therapies, the goal of the CytoSorb® cytokine filter is to pro-actively prevent or treat organ failure by reducing cytokine storm and reducing the maladaptive SIRS response. In doing so, CytoSorb® targets the reduction in the severity of patient illness and the need for intensive care, while potentially improving clinical outcome and saving healthcare costs.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany in 2011, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population. Taking into account all 100 patients, the treatment was well-tolerated with no serious device related adverse events reported in more than 300 human treatments in the trial. Although the trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality, these were also included as secondary and exploratory endpoints in the trial.

The first 22 patients in the study represented a sepsis pilot study. In the next 31 patients, a compromise of the manual randomization schedule at two trial sites led to an imbalance in the severity of illness between the control and treatment patient groups of the study. After a thorough review, the Scientific Advisory Board (SAB) and the independent Data Safety Monitoring Board, or DSMB, both recommended that due to this enrollment bias, these 31 patients should only be used for safety evaluation purposes and that new patients should be enrolled into the trial using electronic web-based randomization to randomly assign patients into either the control or treatment arms.

Excluding four patients that withdrew, the remaining forty three (43) patients enrolled under electronic randomization were relatively balanced in terms of the severity of illness in treatment and control patients, confirming the findings of the SAB and DSMB. An independent CRO,RCRI, Inc., analyzed these forty three (43) patients the European Sepsis Trial and showed on a statistically significant basis (p<0.05), CytoSorb®’s ability to reduce circulating levels of key cytokines from whole blood in treated patients on the average of 30-50% over the 7 day treatment period. Additionally, post-hoc subgroup analyses of the clinical outcome data from patients enrolled under electronic randomization demonstrated statistically significant reduction in mortality in patients at high risk of death in sepsis, specifically in patients with:

•	Very high cytokine levels (IL-6 ≥ 1,000 pg/mL and/or IL-1ra ≥ 16,000 pg/mL) where 28-day mortality was 0% treated vs 63% control, p=0.03, n=14; and

•	Age ≥ 65 (14-day mortality: 0% treated vs 36% control, p=0.04, n=21).

The Company plans to do larger, prospective studies in septic patients in the future to confirm these findings. According to a recent study by the U.S. Centers for Disease Control and Prevention (CDC), those older than age 65 account for approximately two-thirds of patients hospitalized in the US for sepsis, and were responsible for the doubling in the incidence of sepsis over the past decade. Without effective therapies to treat sepsis, the incidence of sepsis and sepsis-related deaths are expected to continue to increase significantly over the course of the next decade, particularly as the baby boomer generation, which began turning 65 in 2011, continues to get older.

In addition to CE Mark approval, CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. CytoSorbents manufactures CytoSorb® at its manufacturing facilities in New Jersey for commercial sales abroad and for additional clinical studies. In September 2013, the Company was granted a two-year renewal for the CytoSorb® CE Mark. The Company also established a reimbursement path for CytoSorb® in Germany and Austria.

From September 2011 through June 2012, the Company began a controlled market release of CytoSorb® in select geographic territories in Germany. The purpose of this program was to prepare the Company for commercialization of CytoSorb® in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned operating subsidiary of CytoSorbents Corporation, the Company began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. The fourth quarter of 2012 represented the first quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland.

Fiscal 2013 represented the first full year of CytoSorb® commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with 4 sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders throughout these countries. By the end of 2014, we had more than 150 key opinion leaders (KOLs) in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future. We believe these KOL relationships will be essential to drive adoption and recurrent usage of CytoSorb by the department, facilitate purchases by the hospital administration, arrange reimbursement, and generate data for papers and presentations. In addition, we now currently have more than 40 investigator initiated studies being planned in Germany, Austria, and the United Kingdom in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients. These studies are being supported by our European Director of Scientific Affairs. As of March 1, 2015, we have increased our sales force to include seven direct sales people, two contract sales people, and seven sales and distributor support staff.

The Company has complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreement with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In April 2014, the Company announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council, or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with TechnoOrbits. In December 2014, the Company entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb® for critical care applications in Romania and the neighboring Republic of Moldova. In January 2015, the Company announced its exclusive distribution agreement with Aferetica SRL to distribute CytoSorb® in Italy for critical care applications.

The Company has been expanding the number and scope of its strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon Ltd., Asia’s largest biotech company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb® initially focused on sepsis. In September 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb® to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies.

In addition, in November 2014, the Company entered into an initial partnership agreement with a leading global medical device company in cardiac surgery and other cardiovascular diseases, to use CytoSorb® intra-operatively during cardiac surgery in France. Under the terms of the agreement, the partnership will commence with an initial six-month market evaluation period to determine various market parameters, to obtain clinical data, and to build key opinion leader support in France. Following a successful evaluation, the parties plan to jointly determine how to expand upon both the size and geographic footprint of its partnership.

In February 2015, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA, or Fresenius, to commercialize the CytoSorb® therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb® for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership will allow Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the intensive care unit. To promote the success of CytoSorb®, Fresenius will also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations.

Overall, we have established either direct sales (as above) or distribution (via distributors or strategic partners) of CytoSorb in 29 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in E.U. countries. Outside of the E.U., the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the E.U., CytoSorb is actively being commercialized in Turkey and India. CytoSorb is registered in Saudi Arabia, but is currently awaiting Saudi FDA approval, a proxy for the rest of the Gulf Cooperation Council (GCC) countries. CytoSorb and its distribution partner in Russia have submitted all requested documentation for registration, and await a response from the Russian authorities. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval.

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

In addition to the sepsis indication, the Company intends to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases where CytoSorb® could be used, such as ARDS, trauma, severe burn injury, acute pancreatitis, and in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. The Company intends to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.

We are currently conducting a matched pairs analysis, dose ranging trial in Germany amongst eight clinical rial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days, each day with a new divice. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a pivotal sepsis study.

In addition to the dosing study, the Company will rely on data generated in the more than 40 ongoing investigator initiated studies and company sponsored trials currently planned or enrolling in Germany, Austria and the United Kingdom, India, and the U.S. Approximately 12 of these studies are currently enrolling patients. These trials, which are funded and supported by well-known university hospitals and key opinion leaders, are the equivalent of Phase 2 clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb®.

In addition to sepsis and other critical care applications, cardiac surgery is emerging as an important potential application for CytoSorb® in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and E.U. including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, and left ventricular assist device (LVAD) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications such as respiratory failure and acute kidney injury. CytoSorb® has a unique competitive advantage as the only cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb® enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach.

In February 2015, the U.S. Food and Drug Administration, or FDA, approved the Company’s Investigational Device Exemption, or IDE, application to commence a planned U.S. cardiac surgery feasibility study.  This single-arm study in 20 patients and three U.S. clinical sites represents the first part of a larger clinical trial strategy intended to support the U.S. approval of CytoSorb® for intra-operative use during cardiac surgery. The study is designed to evaluate the safety of CytoSorb® when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb® is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications.

Concurrently, the Company is funding a non-interventional study amongst a broader array of U.S. cardiac surgery centers that will assess adverse event rates (e.g., incidence of acute kidney injury and respiratory failure) and levels of free hemoglobin and other inflammatory mediators in patients undergoing complex cardiac surgery.  These patients will be selected using similar inclusion and exclusion criteria to the feasibility study.  The data from these two studies will help to rapidly validate assumptions in this surgical patient population and help to appropriately power a U.S. pivotal cardiac surgery trial.

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

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The primary endpoint is myoglobin removal. The FDA approved our Investigational Device Exemption (IDE) application for this study and we also received ethics committee approval, allowing the study to commence. However, because of the stringency of our inclusion criteria, and because of the patient mix seen at our single center, we have experienced difficulty in enrolling patients. We have subsequently modified one of the key inclusion criteria and have expanded the number of clinical trial sites to three in a revised protocol which has been submitted to the FDA. Though CytoSorbents does not expect to receive material direct funding from this $3 million budgeted program, the study may generate valuable data that can be used commercially or in future trauma studies.

In September 2012 CytoSorbents was awarded a Phase II SBIR (Small Business Innovation Research) contract by the US Army Medical Research and Materiel Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract whjch provided for a maximum funding of approximately $753,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. As of December 31, 2014, the Company received approximately $649,000 in funding under this contract and no further amounts are expected from this contract.

In August 2012, the Company was awarded a $3.8 million, five-year contract by the Defense Advanced Research Projects Agency, or DARPA, for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system, or GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. CytoSorbents’ contract is for advanced technology development of its hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is in Year 3 of the program and is currently working with the systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. As of December 31, 2014, we have received approximately $2,818,000 to date and have approximately $1,007,000 not yet billed under this contract.

In September 2013, the National Heart, Lung, and Blood Institute, or NHLBI, a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract valued at $203,351 to further advance its HemoDefend™ blood purification technology for packed red blood cell, or pRBC, transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads. The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. As of December 31, 2014, we completed the Phase I program and have been invited to apply for the Phase II SBIR, which has now been submitted.

The Company is also exploring potential eligibility in several other government sponsored grant programs which could, if approved, represent a substantial future source of non-dilutive funds for our research programs.

In addition to CytoSorb®, we are developing other products utilizing our adsorbent polymer technology that have not yet received regulatory approval including HemoDefend™, ContrastSorb, DrugSorb, BetaSorb™, and others. The HemoDefend™ technology platform is a development-stage blood purification system that can remove contaminants in transfused blood products, with the goal of reducing potentially fatal transfusion reactions and improving the quality of blood. ContrastSorb is designed to remove intravenous radiocontrast, or “IV contrast”, that is administered during interventional radiology procedures (e.g., coronary angiograms for heart disease) and computed tomography or computer axial tomography imaging (i.e., CT or “CAT” scans) that can cause kidney failure in high risk patients (e.g. those with pre-existing kidney disease, diabetes, hypertension, congestive heart failure, and old age). DrugSorb is designed to remove toxic drugs from blood, as in drug overdose. The BetaSorb™ filter was designed for use with renal replacement therapy in end-stage renal disease patients, to remove mid-molecular weight toxins that are not adequately removed by hemodialysis or hemofiltration. BetaSorb™ is not the current focus of our near term commercialization plans. With the exception of HemoDefend™, all of these products are known medically as hemoperfusion devices. Hemoperfusion, along with hemodialysis and hemofiltration, are the three major forms of blood purification. During hemoperfusion, blood is removed from the body via a catheter or other blood access device, perfused through a filter medium where toxic compounds are removed, and returned to the body.

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

ContrastSorb is a development-stage blood purification technology that is being optimized for the removal of IV contrast from blood in order to prevent contrast-induced nephropathy, CIN. Contrast-induced nephropathy is the acute loss of renal function within the first 48 hours following IV contrast administration. An estimated 65 million CT scans are performed worldwide with IV contrast each year to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during vascular interventional radiology procedures and angiography of blood vessels in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. For example, an estimated 10 million coronary angiograms are performed worldwide each year to diagnose and treat coronary artery disease by placing coronary stents, performing balloon angioplasty, or atherectomy (removal of plaque in arteries). The reported risk of CIN in patients undergoing contrast enhanced CT scans has been reported to be 2-13%. For coronary intervention, the risk has been estimated to be as high as 20-30% in high risk patients with pre-existing renal insufficiency, long-term diabetes, hypertension, congestive heart failure, and older age. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative.

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

We had initially identified end stage renal disease, or ESRD, as the target market for our polymer-based adsorbent technology. However, during the development of BetaSorb™, we identified several applications for our adsorbent technology in the treatment of critical care patients. As a result, we shifted our priorities to pursue critical care applications (such as for the treatment of sepsis) for our technology given that BetaSorb™’s potential for usage in chronic conditions such as end stage renal disease is anticipated to have a longer and more complex regulatory pathway. We may pursue our BetaSorb™ product in the future after the commercialization of the CytoSorb® device. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device and obtain separate regulatory approval in Europe and/or the United States.

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

Corporate History

CytoSorbents Corporation was incorporated in Nevada on April 25, 2002 as Gilder Enterprises, Inc. and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, we disposed of our original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc., a Delaware corporation, in a merger, and its business became our business. Following the merger, in July 2006 we changed our name to MedaSorb Technologies Corporation. In November 2008, we changed the name of our operating subsidiary from MedaSorb Technologies, Inc. to CytoSorbents, Inc. In May 2010, we finalized the name change of MedaSorb Technologies Corporation to CytoSorbents Corporation. On October 28, 2014, we changed the name of our operating subsidiary from CytoSorbents, Inc. to CytoSorbents Medical, Inc. Unless otherwise indicated, all references in this Annual Report to “MedaSorb”, “CytoSorbents”, “us” or “we” with respect to events prior to June 30, 2006 are references to CytoSorbents Medical, Inc. and its predecessors.

On December 3, 2014 we effected a twenty-five-for-one (25:1) reverse split of our common stock. As a result of the twenty-five-to-one (25:1) reverse stock split, shares of our common stock outstanding were reduced by approximately 96%. Based on the 582,097,092 shares of common stock outstanding as of December 3, 2014, the total number of shares of common stock outstanding after the reverse stock split, including accounting for fractional shares which were rounded up to the next whole number, were 23,284,040 shares. Accordingly, all share, option and warrant information included in this Annual Report has been retroactively adjusted to reflect the reduced number of shares resulting from this action. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. At the effective time of our merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist, (iii) our Delaware subsidiary became the surviving corporation, and (iv) each share of our common stock, $0.001 par value per share outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of common stock of CytoSorbents Corporation, a Delaware corporation, $0.001 par value per share. The reverse stock split, the merger and the Agreement and Plan of Merger were approved by our Board of Directors and stockholders representing a majority of our outstanding common stock. All references to “us”, “we”, or the Company, on or after December 3, 2014, refer to CytoSorbents Corporation, a Delaware corporation.

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

CytoSorbents has been engaged in research and development since its inception through December 31, 2014 and has raised approximately $87 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies. These funds have also been used to establish in-house manufacturing capacity to meet clinical testing needs, expand our intellectual property through additional patents and to develop extensive proprietary know-how with regard to our products. For the years ended December 31, 2014 and 2013, the Company’s research and development expenses amounted to approximately $2,432,000 and $1,739,000, respectively.

The Company has raised funds through various means including convertible note offerings and equity transactions. Our four most significant financing transactions are discussed below.

Principal Terms of the January 2015 $10,312,500 Equity Offering

On January 14, 2015, the Company closed on an underwritten public offering, or the Offering, consisting of 1,250,000 shares of common stock at a price of $8.25 per share for an aggregate price of $10,312,500.

The Company received net proceeds from the Offering of approximately $9,409,000. The net proceeds received by the Company from the Offering will be used to fund clinical studies, expansion of production capacity, support various sales and marketing efforts, product development and general working capital purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-199762) which was declared effective by the Securities and Exchange Commission on January 8, 2015. The Company filed a final prospectus on January 9, 2015, disclosing the final terms of the Offering.

In connection with the Offering, on January 8, 2015, the Company entered into underwriting agreements with Brean Capital, LLC and H.C. Wainwright & Co., LLC, or the Representatives, who are acting as book-running managers and as representatives of the underwriters in the Offering.

In connection with the successful completion of the Offering, the underwriters received aggregate discounts and commissions of 6% of the gross proceeds of the sale of the shares in the Offering. In addition, the Company agreed to issue warrants to the Representatives, or the Representatives’ warrants, that allow for the purchase of shares of the Company’s common stock equal to 3% of the aggregate number of shares sold in the Offering. The Representatives’ warrants are exercisable at any time for a period of five years, commencing on the date of the effectiveness of the registration statement, at a price per share equal to 120% of the public offering price per share of the common stock in the Offering. The Company also agreed to reimburse the underwriters for actual out-of-pocket expenses related to the offering. These out-of-pocket expenses amounted to approximately $85,000. The Company also granted the Representatives a right of first refusal to participate in any subsequent offering or placement of our securities that takes place within nine months following the effective date of the registration statement.

Principal Terms of the March 2014 $10,200,000 Equity Offering

On March 7, 2014, the Company entered into subscription agreements with certain investors providing for the issuance and sale by the Company, or the March 2014 Offering, of 1,632,000 units, or the Units, for an aggregate purchase price of $10,200,000.  Each Unit is comprised of one share of the Company’s common stock, priced at $6.25 per share, par value $0.001 per share and a warrant to purchase 0.50 shares of common stock at an exercise price of $7.8125 per share. The warrants are convertible into a total of 816,000 shares of common stock. Each warrant is exercisable for a period of five (5) years beginning on March 11, 2014, the date of the closing of the sale of these securities, and is only exercisable for cash if at the time of exercise there is an effective registration statement registering the warrants and shares underlying the warrants.

The Company received net proceeds from the March 2014 Offering of approximately $9,451,000. The net proceeds received by the Company from the March 2014 Offering will be used for building additional sales and marketing infrastructure, clinical studies, working capital and general corporate purposes.

The Company conducted the March 2014 Offering pursuant to a registration statement on Form S-1 (File No. 333-193053) which was declared effective by the Securities and Exchange Commission on February 14, 2014 and an additional registration statement on Form S-1 (File No. 333-194394) to register an additional amount of securities having a proposed maximum aggregate offering price of $2,762,500, which increased the total registered amount to $16,575,000 assuming the full cash exercise of the warrants for cash. The Company filed a final prospectus on March 7, 2014, disclosing the final terms of the March 2014 Offering.

In connection with the March 2014 Offering, on March 7, 2014, the Company entered into a placement agency agreement with Brean Capital, LLC pursuant to which the placement agent agreed to act as the Company’s exclusive placement agent for the March 2014 Offering and sale of the Units.

In connection with the successful completion of the March 2014 Offering, the placement agent received an aggregate cash placement agent fee equal to 6% of the gross proceeds of the sale of the Units in the Offering and a warrant to purchase 48,960 shares of Common Stock at an exercise price of $7.50 per share exercisable for five years from the effective date of the placement agency agreement. The placement agent warrant contains piggy-back registration rights which expire on the fifth anniversary of the effective date of the registration statement. We have also agreed to reimburse the placement agent for actual out-of-pocket expenses up to a maximum of 2% of gross proceeds from the transaction. We also granted the placement agent a right of first refusal to participate in any subsequent offering or placement of our securities that takes place within twelve months following the effective date of the registration statement.

On October 9, 2014, the Company filed with the Nevada Secretary of State an Amendment, or the Series A Amendment, to the Certificate of Designation, as amended, or the Series A Certificate of Designation, of the Series A Preferred Stock. The Series A Amendment, which became effective on October 9, 2014, (i) amended the Series A Certificate of Designation to allow the stockholders representing eighty percent (80%) of the issued and outstanding shares of Series A Preferred Stock to elect to convert all issued and outstanding shares of Series A Preferred Stock into Common Stock of the Company, $0.001 par value per share, or the Common Stock, at the then-effective "Conversion Price," as defined in the Series A Certificate of Designation, and (ii) as consideration for approving such amendment, amended the Conversion Price from $31.25 per share to $19.25 per share, except with respect to the shares of Series A Preferred Stock covered by that certain Agreement and Consent dated as of June 25, 2008 by and among the Company and certain holders of Series A Preferred Stock. The fair value of the reduction in the conversion price was determined based on the five day volume weighted average price of the Company’s common stock at the date of the conversion. Immediately following effectiveness of the Series A Amendment, the stockholders representing over 88 percent (88%) of the then-issued and outstanding Series A Preferred Stock elected to convert all issued and outstanding Series A Preferred Stock into Common Stock at the Conversion Price, as amended. As a result of this election by the holders of Series A Preferred Stock, 1,894,969 shares of Series A Preferred Stock were converted into 4,133 shares of Common Stock.

After giving effect to the conversion of the Series A Preferred Stock described above, there are no shares of Series A Preferred Stock of the Company issued and outstanding as of December 31, 2014.

In addition, on October 9, 2014, the Company also filed with the Nevada Secretary of State an Amendment (the "Series B Amendment") to the Certificate of Designation (the "Series B Certificate of Designation") of the Series B Preferred Stock. The Series B Amendment, which became effective on October 9, 2014, amended the Series B Certificate of Designation to allow the holders of a majority of the Series B Preferred Stock, including NJTC Investment Fund, LP, to elect to convert all issued and outstanding shares of Series B Preferred Stock into Common Stock. Immediately following effectiveness of the Series B Amendment, the stockholders representing over 93 percent (93%) of the then-issued and outstanding Series B Preferred Stock elected to convert all issued and outstanding Series B Preferred Stock into Common Stock. Each share of Series B Preferred Stock had a stated value of $100.00 (the "Series B Stated Value"), and was convertible into that number of shares of Common Stock equal to the Series B Stated Value at a conversion price of $0.90. As consideration for approving the Series B Amendment, the holders of Series B Preferred Stock received a one-time dividend equal to ten percent (10%) of the shares of Series B Preferred Stock then held. As a result of this election by the holders of Series B Preferred Stock, 84,283.99 shares of Series B Preferred Stock were issued a dividend of 10% and then the 92,712.27 shares were converted into 409,778 shares of Common Stock. As a result of the conversion, the carrying value of the Series B stock was reclassified to permanent equity.

After giving effect to the conversion of the Series B Preferred Stock described above, there are no shares of Series B Preferred Stock of the Company issued and outstanding as of December 31, 2014.

Research and Development

We have been engaged in research and development since inception. Our research and development costs were approximately $2,432,000 and $1,739,000 for the years ended December 31, 2014 and 2013, respectively. We have recently been awarded more than $5 million in contracts from DARPA ($3.8M over 5 years), the U.S. Army ($100,000 Phase I SBIR; $50,000 Phase I extension, $1 million Phase II SBIR), and a $203,000 Phase I SBIR contract from the National Heart, Lung and Blood Institute to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Payments are based on achieving certain technology milestones. In addition, the U.S. Air Force is funding a 30-patient, randomized controlled human pilot study evaluating CytoSorb® in patients with severe trauma and rhabdomyolysis. The FDA approved the trial under an IDE application in 2013. In response to slower than expected enrollment, a protocol amendment was submitted to the FDA to increase the number of trial sites to three and to modify the study’s inclusion criteria.

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

CytoSorbents’ flagship product, CytoSorb® and other products under development, including BetaSorb™, ContrastSorb, and DrugSorb consist of a cartridge containing adsorbent, porous polymer beads, although the polymers used in these devices are physically different. The cartridges incorporate industry standard connectors at either end of the device, which connect directly to the extracorporeal circuit (bloodlines) in series with a dialyzer as a standalone device. The extra-corporeal circuit consists of plastic blood tubing, our blood filtration cartridges containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. All of these devices are expected to be compatible with standard blood pumps or hemodialysis machines used commonly in hospitals and will therefore not require hospitals to purchase additional expensive equipment, and will require minimal training.

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

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome (MODS) and multiple organ failure (MOF), and in many cases death. Until recently, there have been no available therapies in the U.S. or E.U. that can control the aberrant immune response and cytokine storm. Our CytoSorb® device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine filter currently approved for sale in the E.U. The goal of CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb® has been evaluated in the randomized, controlled European Sepsis Trial in 43 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. The therapy was safe in more than 300 human treatments and generally well tolerated. CytoSorb® demonstrated the ability to reduce a broad range of cytokines from the blood of critically ill patients. In a post-hoc analysis, this was associated with improvements in clinical outcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older. CytoSorbents is currently conducting a Dosing study at 8 clinical trial sites in Germany, and has demonstrated the safety of continuous treatment over 7 days.

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

Spectral Medical, Inc. is collaborating with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and is still enrolling patients. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. The original trial was designed as a randomized control trial in 360 patients with septic shock and high endotoxin levels (≥ 0.60 EAA units) as confirmed by Spectral’s Endotoxin Activity Assay (EAA). In a second interim analysis finalized in April 2014, following the enrollment of 184 patients with 28-day follow-up, the DSMB recommended that the trial continue. However, the expected trial size was increased to 650 patients and the exclusion criteria was modified to only accept sicker patients with a MODS (multiple organ dysfunction syndrome) score greater than 9. As of January 31, 2015, the trial has randomized 325 patients. An interim analysis is expected in Q4 2015. Because of the lack of available therapies, there remains a significant medical need for improved treatments for sepsis.

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

Cardiac Surgery

There are approximately 500,000 cardiopulmonary bypass (CPB) and cardiac surgery procedures performed annually in the U.S., 500,000 in the E.U., and approximately 1.5 million procedures worldwide. These include relatively common procedures including coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, and left ventricular assist device implantation for the treatment of heart failure. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications including infection, pulmonary, renal, and neurological dysfunction. Complications lead to longer ICU recovery times and hospital stays, increased morbidity and mortality, and higher costs. An average coronary artery bypass graft procedure already costs approximately $36,000 in the U.S. without complications. The use of CytoSorb® to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate these post-operative complications. During the procedure, the CytoSorb® filter can be incorporated in a bypass circuit in the heart-lung machine without the need for a separate pump, a unique competitive advantage over other technologies. After the surgery, CytoSorb® can be used similarly to dialysis on patients that develop a severe post-operative inflammatory response. Direct cytokine and hemoglobin removal with CytoSorb® enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances, but has had mixed benefit. The peri-procedural total addressable market for CytoSorb® in the U.S. and E.U in cardiothoracic surgery procedures is estimated to be $500 million to $1 billion.

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

Severe Acute Pancreatitis

Acute pancreatitis is the inflammation of the pancreas that results in the local release of digestive enzymes and chemicals that cause severe inflammation, necrosis and hemorrhage of the pancreas and local tissues. Approximately 210,000 people in the U.S. are hospitalized each year with acute pancreatitis with roughly 20% requiring ICU care. It is caused most frequently by a blockage of the pancreatic duct or biliary duct with gallstones, cancer, or from excessive alcohol use. Severe acute pancreatitis is characterized by severe pain, inflammation, and edema in the abdominal cavity, as well as progressive systemic inflammation, generalized edema, and multiple organ failure that is correlated with high levels of cytokines and digestive enzymes in the blood. Little can be done to treat severe acute pancreatitis today, except for pancreatic duct decompression with endoscopic techniques, supportive care therapy, pain control, enternal tube feeding, and fluid support. ICU stay is frequently measured in weeks and although overall ICU mortality is approximately 10%, patients with multiple organ failure have a much higher risk of death. CytoSorb® may potentially benefit overall outcomes in episodes of acute pancreatitis by removing a diverse set of toxins from blood. The total addressable market for CytoSorb® for the treatment of severe acute pancreatitis in the U.S. and E.U. is estimated to be between $400-600 million.

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

The collaboration will also explore the use of CytoSorb® as a primary immunotherapy to treat cancer, or in synergy with more traditional chemotherapy or immunotherapy agents. Cancer cells have evolved ways to proliferate while confusing and evading the immune response. Many of these mechanisms rely on immunologic messages relayed by cytokines and other soluble factors that CytoSorb® has the potential to remove. In doing so, CytoSorb® may help to restore the ability of the immune system to attack cancer cells

CytoSorb® may also represent a rescue or salvage therapy in activated T-cell cancer immunotherapy, where cytokine release syndrome (i.e. cytokine storm) is common, and can lead to organ failure and death in certain patients. .

The total addressable market for CytoSorb for the treatment of cancer cachexia and cancer in the U.S. and E.U. is estimated to be in excess of $4 billion.

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

Products

The polymer adsorbent technology used in our products can remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the adjunctive treatment and/or prevention of other critical care conditions such as acute respiratory distress syndrome, burn injury, trauma and pancreatitis; the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of post-operative complications of cardiopulmonary bypass surgery; the prevention of kidney injury from IV contrast; and the treatment of chronic kidney failure) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. In 2011 we completed our European Sepsis Trial of our CytoSorb® device. The study was a randomized, open label, controlled clinical study in fourteen (14) sites in Germany of one hundred (100) critically ill patients with predominantly septic shock and respiratory failure. The trial successfully demonstrated CytoSorb®’s ability to reduce circulating levels of key cytokines from whole blood by in treated patients, and that treatment was safe in these critically-ill patients with multiple organ failure. The Company completed the CytoSorb® technical file review with our Notified Body and CytoSorb® subsequently received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter indicated for use in any clinical situation where cytokines are elevated. Given sufficient and timely financial resources, we intend to continue to commercialize in Europe and conduct additional clinical studies of our products. However, there can be no assurance that we will ever obtain regulatory approval for any other device, or that the CytoSorb® device will be able to generate significant sales.

The CytoSorb® Device (Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis

Sepsis is a potentially life threatening disease defined as a systemic inflammatory response in the presence of a known or suspected infection. Sepsis is mediated by high levels of toxic compounds “cytokines”, which are released into the blood stream as part of the body’s immune response to severe infection or injury. These toxins cause severe inflammation and damage healthy tissues, which can lead to organ dysfunction and failure. Organ failure is the leading cause of death in the ICU. Sepsis is very expensive to treat and has a high mortality rate.

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

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 28% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. Researchers estimate that there are approximately one million new cases of sepsis in the U.S. each year; and based on estimates by the Sepsis Alliance, the worldwide incidence is estimated to be 27 million cases annually. The incidence of sepsis is also rising due to:

1)	An aging population;
2)	Increased incidence of antibiotic resistance;
3)	Increase in co-morbid conditions like cancer and diabetes; and
4)	Increased use of indwelling medical devices that are susceptible to infection.

In the U.S. alone, treatment of sepsis costs nearly $18 billion annually. According to the Centers for Disease Control, sepsis is a top ten cause of death in the U.S. The incidence of sepsis is believed to be under-reported as the primary infection (i.e., pneumonia, pyelonephritis, etc.) is often cited as the cause of death.

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

Many medical professionals believe that blood purification for the treatment of sepsis holds tremendous promise. Studies using dialysis and hemofiltration technology have been encouraging, but have only had limited benefit to sepsis patients. The reason for this appears to be rooted in a primary limitation of dialysis technology itself: the inability of standard dialysis to effectively and efficiently remove significant quantities of larger toxins such as cytokines from circulating blood. CytoSorb® has demonstrated the ability to safely reduce key cytokines by in the blood of septic patients with multiple-organ failure in our European Sepsis Trial.

CytoSorb®’s ability to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation.. CytoSorb use has been considered safe and well-tolerated in approximately 5,500 human treatments to date.

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

Projected Timeline: In 2011, the CytoSorb® filter received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. CytoSorbents’ manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the European Union. The Company is currently manufacturing its CytoSorb® device for commercial sale in the European Union. CytoSorbents is currently selling CytoSorb® in Germany, Austria, and Switzerland with a direct sales force. Based on its CE Mark approval, CytoSorb® can also be sold throughout all 28 countries of the European Union and countries outside the E.U. that will accept European regulatory approval with registration. Overall, CytoSorbents has established either direct sales (as above) or distribution (via distributors or strategic partners) of CytoSorb in 29 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in E.U. countries. Outside of the E.U., the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the E.U., CytoSorb is actively being commercialized in Turkey and India. CytoSorb is registered in Saudi Arabia, but is currently awaiting Saudi FDA approval, a proxy for the rest of the Gulf Cooperation Council (GCC) countries. CytoSorb and its distribution partner in Russia have submitted all requested documentation for registration, and await a response from the Russian authorities. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. The Company is currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, the Company intends to continue its commercialization plans of its product worldwide as well as pursue U.S. clinical trials to seek FDA regulatory approval for CytoSorb® in the United States.

APPLICATION: Adjunctive Therapy in Other Critical Care Applications

Potential Benefits: Cytokine-mediated organ damage and immune suppression can increase the risk of death and infection in patients with commonly seen critical care illnesses such as acute respiratory distress syndrome, severe burn injury, trauma and pancreatitis. By reducing both pro- and anti-inflammatory cytokines, CytoSorb® has the potential to reduce the systemic inflammatory response and:

•	prevent or mitigate MODS and/or MOF;
•	prevent or reduce secondary infections;
•	reduce the need for expensive life-sparing supportive care therapies such as mechanical Ventilation; and
•	reduce the need for ICU care, freeing expensive critical care resources, and reducing hospital costs and costs to the healthcare system.

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

Projected Timeline: CytoSorb’s E.U. CE Mark approval as an extracorporeal cytokine filter and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or SIRS plays a prominent role in disease pathology. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. Currently, we have more than 40 investigator initiated or company sponsored studies being planned in Germany, Austria, the United Kingdom, India and the U.S. with approximately twelve of which are currently enrolling patients. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb® hemoperfusion in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by the company, through grants, or through third-parties. Commencement of these and other formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA IDE approval of the respective human trial protocols.

APPLICATION: Prevention and treatment of post-operative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb® is able to prevent or reduce high-levels of cytokines, free hemoglobins, and other inflammatory mediators from accumulating in the blood system during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. The primary goals for this application are to:

•	reduce ventilator and oxygen therapy requirements;
•	reduce post-operative complications such as ARDS, acute kidney injury, post-perfusion syndrome, and the SIRS;
•	reduce length of stay in hospital intensive care units; and
•	reduce the total cost of patient care.

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. In addition, hemolysis of red blood cells frequently occurs, resulting in the release of free hemoglobin into the bloodstream. These inflammatory mediators can lead to post-operative complications. CytoSorb® is the only cytokine reduction technology approved in the E.U. that can be used intraoperatively in a bypass circuit in a heart-lung machine during cardiopulmonary bypass without the need for another machine. If our products are able to prevent or reduce the accumulation of cytokines or free hemoglobin in a patient’s blood stream, we may be able to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. Intra-operative use of CytoSorb® on high risk cardiac surgery patients, where the risk of post-operative complications is the highest, is expected to be the main initial target market. The use of CytoSorb® in the post-operative period to treat post-operative SIRS is another application of the technology.

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. Cardiac surgeons and cardiac perfusionists in Germany and Austria have now used CytoSorb® successfully intra-operatively and post-operatively on cardiac surgery patients. This application is also the subject of many planned and enrolling investigator-initiated studies in Germany and Austria.

In February 2015, the FDA approved our IDE application to commence a planned U.S. cardiac surgery feasibility study.  This single-arm study in 20 patients and three U.S. clinical sites represents the first part of a larger clinical trial strategy intended to support the U.S. approval of CytoSorb® for intra-operative use during cardiac surgery.

The study is designed to evaluate the safety of CytoSorb® when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb® is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications.

Concurrently, the Company is funding a non-interventional study amongst a broader array of U.S. cardiac surgery centers that will assess adverse event rates (e.g. incidence of acute kidney injury and respiratory failure) and levels of free hemoglobin and other inflammatory mediators in patients undergoing complex cardiac surgery.  These patients will be selected using similar inclusion and exclusion criteria to the feasibility study.  The data from these two studies will help to rapidly validate assumptions in this surgical patient population and help to appropriately power a U.S. pivotal cardiac surgery trial.

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

Potential Benefits: The HemoDefend™ blood purification technology platform is designed to reduce contaminants in the blood supply that can cause transfusion reactions or disease. It is a development stage technology that is not yet approved in any markets, but is comprised of CytoSorbents’ highly advanced, biocompatible, polymer bead technology. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

•	reduce the risk of transfusion reactions and improve patient outcome;
•	improve the quality, or extend the shelf life of stored blood products;
•	improve the availability of blood and reduce blood shortages by reducing the limitations of donors to donate blood; and
•	allow easier processing of blood.

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

A number of retrospective studies have also suggested that administration of older blood leads to increased adverse events and even increased mortality, compared with blood recently harvested. Biological studies have demonstrated the accumulation of erythrocyte storage lesions that compromise the function and structural integrity of packed red blood cells and have also demonstrated the accumulation of substances during blood storage that can lead to transfusion reactions. There are currently three adult, prospective, randomized, controlled studies, RECESS (completed with top-line data reported), ABLE (completed but no data available), and TRANSFUSE (ongoing) examining the morbidity and mortality in cardiovascular surgery patients, critically ill patients, and critically ill patients, respectively, treated with either “new or fresh” or “older” blood. Top line data from the RECESS Trial was presented at the American Association of Blood Banking conference in October 2014. The RECESS Trial was a randomized, controlled trial in a total of 1,098 evaluable patients undergoing complex cardiac surgery given fresh blood (≤10 days old) vs older blood (≥21 days old). The overall conclusion was that the age of blood had no statistically significant impact on the progression to organ dysfunction (as measured by the multiple organ dysfunction score – MODS) or death. The serious adverse event rate in both new and old blood groups was approximately 50%, which is considered high for this group of patients. There are many details and subgroup analyses that were not discussed, particularly an analysis of those patients receiving more units of blood than average, as the risk of adverse events is cumulative. The outcome of this study and those of ABLE and TRANSFUSE would not alter the current pressing need for better solutions to reduce transfusion-related adverse events and to improve clinical outcome. However, should ABLE OR TRANSFUSE demonstrate that older blood has increased risk, it could result in an increased need for new technologies such as the HemoDefend™ platform.

Projected Timeline: The HemoDefend™ platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend™ has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend™ technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the National Heart, Lung and Blood Institute, or NHLBI, under a Phase I SBIR contract. We have recently submitted a Phase II SBIR application at the invitation of NHLBI. The Company seeks to out-license this technology to a strategic partner in the transfusion medicine space, but may elect to continue its development in parallel with out-licensing efforts.

ContrastSorb (Radiology and Interventional Radiology)

APPLICATION: Removal of IV contrast in blood administered during CT imaging, an angiogram, or during a vascular interventional radiology procedure, in order to reduce the risk of contrast-induced nephropathy.

Potential Benefits: IV contrast can lead to contrast-induced nephropathy, or CIN, in susceptible patients. Risk factors include chronic kidney disease and renal insufficiency caused by age, diabetes, congestive heart failure, long-standing hypertension, and others co-morbid illnesses. CIN can lead to increased risk of patient morbidity and mortality. Removal of IV contrast by ContrastSorb may

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

Commercial and Research Partners

Biocon LTD

In September 2013, we entered into a strategic partnership with Biocon Ltd., Asia’s largest biotech company, or Biocon, with an initial Distribution Agreement, or the Distribution Agreement, for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb® initially focused on sepsis. Pursuant to the Distribution Agreement, Biocon shall purchase CytoSorb® from us at negotiated prices.  The term of the Distribution Agreement is 36 months from the date that Biocon obtains the first regulatory approval to promote and sell CytoSorb® in the Territory (as defined in the Distribution Agreement).  Either party may terminate the Distribution Agreement upon the occurrence of a material breach or default as to any obligation thereunder by the other party and the failure of the breaching party to (within thirty (30) days after receiving written notice from the non-breaching party) cure such material breach or default, such termination being immediately effective upon the delivery of such notice of termination. After the first twelve months of the Distribution Agreement, either party may terminate such agreement for convenience upon sixty (60) days’ written notice.  The Agreement contains standard representations and warranties of the parties.

On October 30, 2014, the parties entered into the First Amendment to the Distribution Agreement, which, among other things, provided for the extension of the term of the original agreement to September 20, 2017.  Pursuant to the First Amendment, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb® to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies.  Otherwise, the original terms of the Distribution Agreement remain in full force and effect.

Fresenius Medical Care AG

In February 2015, the Company entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA, (or “Fresenius”), to commercialize the CytoSorb® therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb® for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership will allow Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the intensive care unit. To promote the success of CytoSorb®, Fresenius will also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations.

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

Separately, in 1999, we entered into an exclusive, long-term agreement with Fresenius Medical Care for the global marketing and distribution of our BetaSorb™ device for the treatment of renal disease. We may or may not pursue our BetaSorb™ product after the commercialization of the CytoSorb® product. At such time as we determine to proceed with our proposed BetaSorb™ product, if ever, we will need to conduct additional clinical studies using the BetaSorb™ device to obtain European or FDA approval.

Cardiac Surgery Company

In addition, in November 2014, the Company entered into an initial partnership agreement with a leading global medical device company in cardiac surgery and other cardiovascular diseases, to use CytoSorb® intra-operatively during cardiac surgery in France. Under the terms of the agreement, the partnership will commence with an initial six-month market evaluation period to determine various market parameters, to obtain clinical data, and to build key opinion leader support in France. Following a successful evaluation, the parties plan to jointly determine how to expand upon both the size and geographic footprint of its partnership.

University of Pittsburgh Medical Center

Two government research grants by the National Institutes of Health, or NIH, and Health and Human Services, or HHS, have been awarded to investigators at the University of Pittsburgh to explore the use of adsorbent polymers in the treatment of sepsis and organ transplant preservation. Under “Sub Award Agreements” with the University of Pittsburgh, we have been developing polymers for use in these studies.

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

DARPA

In August 2012, the Company was awarded a $3.8 million, five-year contract by the Defense Advanced Research Projects Agency, or DARPA, for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system, or GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. CytoSorbents’ contract is for advanced technology development of its hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is in Year 3 of the program and is currently working with the systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. As of December 31, 2014, we have received approximately $2,818,000 to date and have approximately $1,007,000 not yet billed under this contract.

United States Army

In September 2012 CytoSorbents was awarded a Phase II SBIR (Small Business Innovation Research) contract by the US Army Medical Research and Materiel Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract whjch provided for a maximum funding of approximately $753,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. As of December 31, 2014, the Company received approximately $649,000 in funding under this contract and no further amounts are expected under this contract.

National Heart, Lung, and Blood Institute

In September 2013, the National Heart, Lung, and Blood Institute, or NHLBI, a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract valued at $203,351 to further advance its HemoDefend™ blood purification technology for packed red blood cell, or pRBC, transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads. The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. As of December 31, 2014, we completed the Phase I program and have been invited to apply for the Phase II SBIR, which has now been submitted.

Advisory Boards

From time to time our management meets with scientific advisors who sit on our Scientific Advisory Board, our Medical Advisory Board – Critical Care Medicine, our Medical Advisory Board – Chronic Kidney Failure / Dialysis and our Scientific Advisory Board – Cardiac Surgery.

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

Our Cardiac Surgery Advisory Board consists of seven medical doctors with experience in cardiac surgery and complications caused by inflammation generated by the surgery.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal stockholder of ours at the time, to make a $4 million investment in the Company, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorb® in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of the Company, which at the time was a limited liability company. Those membership units ultimately became 7,420 shares of our Common Stock following our June 30, 2006 merger. For the year ended December 31, 2014 the Company has recorded royalty costs of approximately $93,000.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood. However, if the first product we offer for commercial sale is a biocompatible polymer to be used in direct contact with a physiological fluid other than blood, royalties will be payable with respect to that product as well. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb® and BetaSorb™ products. For the year ended December 31, 2014 per the terms of the license agreement the Company has recorded royalty costs of approximately $77,000.

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

Critical care applications such as those targeted by our CytoSorb® device involve a high mortality rate and extended hospitalization, coupled with extremely expensive ICU time. In view of these high costs and high mortality rates, we believe acceptance of our proprietary technology by critical care practitioners and hospital administrators will primarily depend on safety and efficacy factors rather than solely based on cost.

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

Using a medical device to treat sepsis remains a relatively novel treatment approach. Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe, Japan, and 16 other countries, but is not yet approved in the United States. To date, it has been used in more than 100,000 treatments since 1994. Toraymyxin does not directly reduce cytokines. Spectral Medical Inc has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product. Spectral is collaborating with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and is still enrolling patients. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. The original trial was designed as a randomized control trial in 360 patients with septic shock and high endotoxin levels (≥ 0.60 EAA units) as confirmed by Spectral’s Endotoxin Activity Assay (EAA). In a second interim analysis finalized in April 2014, following the enrollment of 184 patients with 28-day follow-up, the DSMB recommended that the trial continue. However, the expected trial size was increased to 650 patients and the exclusion criteria was modified to only accept sicker patients with a MODS (multiple organ dysfunction syndrome) score greater than 9. As of January 31, 2015, the trial has randomized 325 patients. An interim analysis is expected in Q4 2015. Because of the lack of available therapies, there remains a significant medical need for improved treatments for sepsis.

Toray also markets its Hemofeel CH1.0 polymethylmethacrylate membrane (PMMA) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis. We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis. Without such studies, it is difficult to assess the true impact of this technology in these conditions. Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood. It is not specifically approved for the treatment of sepsis. In September 2013, Baxter International, Inc acquired Gambro AB. Fresenius has launched a similar high molecular weight cut off filter called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L. also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood. This system is similar to the I.M.P.A.C.T. System being currently commercialized outside of the US by Hemolife Medical Inc., that requires a 3 cartridge system and a proprietary blood pump. According to Hemolife, the product is in product registration in 32 countries with initial shipments to the EU and Asia Pacific in process. We believe that CytoSorb®, which can treat whole blood directly, and which works with standard hemodialysis pumps already found in hospitals worldwide, has significant competitive advantages compared to these multi-cartridge sorbent systems.

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009. Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems. In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then. Ube Industries, LTD is currently developing an adsorbent resin called CF-X for the removal of cytokines. To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients. CytoPherx Inc., has developed an extracorporeal system based on selective cytapheresis, or the inactivation or removal of activated leukocytes. It was enrolling a 344 patient pivotal trial that began in August 2011 and was expected to be completed by December 2014 in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. The status of the trial and the company is unknown. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyethylene beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and plans to conduct a human trial in Germany in the future. In addition, it has partnered with BioBridge Global to apply its technology to pathogen reduction in transfused blood products. Other potential competitors include the now defunct Arbios Systems, Inc. and Hemocleanse Technologies, LLC. We believe our CytoSorb® cartridge has significant competitive, technological, and economic advantages over systems by these other companies.

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

Trauma

Trauma management initially involves respiratory, hemodynamic and physical stabilization of the patient. However, in the days to weeks that ensue, the focus shifts to preventing or treating organ failure and preventing or treating infection. We are not aware of any specific therapies to prevent or treat multiple organ dysfunction or multiple organ failure in trauma. Rhabdomyolysis, or the breakdown of muscle fibers due to crush injury or other means, occurs in trauma and can lead to acute kidney injury or renal failure. Aggressive hydration, urine alkalinization, and forced diuresis are the main therapies to prevent renal injury. Continuous hemodiafiltration with super-high-flux membranes has demonstrated modest myoglobin clearance but was associated with albumin loss. In general, however, most extracorporeal therapies are not well-suited to remove myoglobin. We have developed a polymer resin that removes myoglobin efficiently without major losses of albumin. The US Army Medical Research and Materiel Command has funded the development of our polymer resins to treat trauma and rhabdomyolysis under a Phase I and Phase II SBIR grant awarded to CytoSorbents in December 2011 and September 2012, respectively. The US Air Force is also currently funding a 30 patient human pilot study to treat trauma and rhabdomyolysis patients with CytoSorb.

Severe Acute Pancreatitis

Treatment of severe acute pancreatitis is predominantly supportive care focused on aggressive hydration, enteral nutrition and pain control. Mechanical ventilation, hemodialysis and vasopressor use is common in cases of multiple organ failure. In cases where cholelithiasis or other obstruction is the underlying cause of the pancreatitis, endoscopic retrograde cholangiopancreatography and/or stent placement can be used to relieve the obstruction. Antibiotics are often instituted to prevent or treat infection. Surgery is sometimes indicated to remove or drain necrotic or infected portions of the pancreas. To our knowledge, there are no other specific treatments approved to treat severe acute pancreatitis or multiple organ failure that is caused by systemic inflammation in this disease.

Cardiopulmonary Bypass Surgery

There is currently a pre-existing market for the use of leukocyte reduction filters sold by Pall Corporation, Terumo Medical Corporation and others in the cardiopulmonary bypass circuit. The purpose of these devices is to reduce cytokine-producing white blood cells from blood. They do not remove cytokines directly and are not considered by many to be an effective solution for cytokine reduction. We are not aware of any practical competitive approaches for removing cytokines in CPB patients. To our knowledge, CytoSorb® is the only cytokine reduction therapy capable of being placed directly into a bypass circuit in the heart-lung machine and used during cardiopulmonary bypass without the need for another pump. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances, but has had mixed benefit. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome and cytokine production still remain a problem in this less invasive, but more technically challenging procedure. If successful, CytoSorb® is expected to be useful in both on-pump and off-pump procedures.

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

Chronic Dialysis

Although standard dialysis treatment effectively removes urea and creatinine from the blood stream (which are normally filtered by functioning kidneys), standard dialysis has not been effective in removing beta2-microglobulin toxins from the blood of patients suffering from chronic kidney failure. High flux dialyzers by Gambro, Fresenius, Nephros and others are capable of removing some beta2-microglobulin. However, we believe our technology would significantly improve clearance of this and other toxins. Kaneka markets Lixelle™, a cellulosic resin, outside the US to remove beta2-microglobulin in dialysis patients. In March 2015, Lixelle received Humanitarian Device Exemption (HDE) approval in the U.S. for the treatment of beta-amyloidosis and removal of beta2-microglobulin, a complication of chronic dialysis. HDE approval applies to the treatment of diseases with an incidence of less than 4,000 cases a year in the U.S. annually. We know of no other device, medication or therapy considered directly competitive with our technology.

Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death.

HemoDefend™ Purification Technology Platform for Transfused Blood Products

There are only a few directly competitive approved products to address the removal of substances from blood and blood products that can cause transfusion reactions. Leukoreduction (Pall Corporation, Terumo-BCT, Hemerus Corporation, others) is widely used in transfusion medicine and can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents. Automated washing of pRBC is very effective at cleansing contaminants from blood, but is impractical due to the time, cost, materials, and logistics of washing each unit of blood and is not widely used. Blood filters that utilize affinity technologies are in development to remove certain substances such as antibodies from blood, but have other issues, such as cost and concern about the stability or leachability of the affinity technology. The HemoDefend™ platform represents a potentially superior alternative to these methods, as it can provide comprehensive removal of a wide variety of contaminants that can trigger transfusion reactions without washing blood, requires no additional equipment, energy source, or manipulation, and can be incorporated directly into the blood storage bag or used as an in-line blood filter.

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

The Company is focusing its research efforts on critical care and cardiac surgery applications of its technology.

Sepsis

In 2011, the CytoSorb® filter received European Union regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany, with enrollment of one hundred (100) patients with sepsis and respiratory failure. The purpose of the trial was to demonstrate safety and the broad reduction of key cytokines such as IL-6 in critically-ill patients. Taking into account all 100 patients, the treatment was well-tolerated and considered safe in more than 300 human treatments in the trial. Although the trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality, these were also included as secondary and exploratory endpoints in the trial.

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

Excluding four patients that withdrew, the remaining forty three (43) patients enrolled under electronic randomization were relatively balanced in terms of the severity of illness in treatment and control patients, confirming the findings of the SAB and DSMB. An independent CRO, RCRI, Inc., analyzed these forty three (43) patients the European Sepsis Trial and showed on a statistically significant basis (p<0.05), CytoSorb®’s ability to reduce circulating levels of key cytokines from whole blood in treated patients on the average of 30-50% over the 7 day treatment period. Additionally, post-hoc subgroup analyses of the clinical outcome data from patients enrolled under electronic randomization demonstrated statistically significant reduction in mortality in patients at high risk of death in sepsis, specifically in patients with:

•	Very high cytokine levels (IL-6 ≥ 1,000 pg/mL and/or IL-1ra ≥ 16,000 pg/mL) where 28-day mortality was 0% treated vs 63% control, p=0.03, n=14, and
•	Age ≥ 65 (14-day mortality: 0% treated vs 36% control, p=0.04, n=21).

In patients aged ≥ 65 years old, however, seven days of treatment with CytoSorb® was not adequate to extend the observed 14-day mortality benefit out to 28-days (40% vs 45% control, p=0.6, n=21). These critically ill patients carried two major mortality risk factors: multiple organ failure and age ≥ 65 years old, which itself confers a 2.3-fold relative risk of death. Treatment of life-threatening infections with antibiotics often requires 7-14 days of treatment. We hypothesize that treatment of the “run-away” immune response should mirror treatment with antibiotics. We are currently conducting a dose ranging study (“Dosing Study”) in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days. Patients are being stratified for age, cytokine levels, and co-morbid illnesses in this matched pairs analysis. Data from this Dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a U.S. based pivotal study. The Dosing study is not powered to look at effects on mortality. We are also considering an extension to this study where treatment is performed for 6 hours per day for more than 7 days.

At the end of 2013, we reported a clinical update on the first 28 treated patients that were enrolled in the first arm of the Dosing study (24 hours of treatment for 7 days, each day with a new device). Treatment was safe and well-tolerated at flow rates up to 300 mL/min, with no serious device related adverse events. 24-hour treatment increased platelet reduction compared to 6-hour treatment in the EST, but with no reported complications. Broad spectrum antibiotics, such as the carbapenem class, were compatible with CytoSorb®, requiring only modest dose adjustments. IL-6 reduction continued throughout the entire 24-hour period, higher at the beginning of treatment when IL-6 levels are highest, and with an overall average instantaneous IL-6 reduction of 8% per pass. In this preliminary analysis, the overall 28-day all-cause mortality and 28-day all-cause mortality in patients 65 years and older was not statistically different from the treatment data reported in the EST (electronic randomized cohort). Severity of illness in the overall treatment groups were comparably high, with 50% or more of the treated patients (dosing > EST) having an APACHE II severity of illness score > 25 at the time of enrollment, predicting very high mortality of 55% or more. In comparison, the overall control patients reported in the EST (electronic randomization cohort) had a lower severity of illness with only 20% having an APACHE 2 score > 25. The Company expects to complete this study and conduct statistical analyses based on the matched pairs design in 2015.

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

Cardiac Surgery

 In February 2015, the FDA approved the Company’s Investigational Device Exemption (IDE) application to commence a planned U.S. cardiac surgery feasibility study.  This single-arm study in 20 patients and three U.S. clinical sites represents the first part of a larger clinical trial strategy intended to support the U.S. approval of CytoSorb® for intra-operative use during cardiac surgery.

The study is designed to evaluate the safety of CytoSorb® when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb® is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications.

Concurrently, the Company is funding a non-interventional study amongst a broader array of U.S. cardiac surgery centers that will assess adverse event rates (e.g. incidence of acute kidney injury and respiratory failure) and levels of free hemoglobin and other inflammatory mediators in patients undergoing complex cardiac surgery.  These patients will be selected using similar inclusion and exclusion criteria to the feasibility study.  The data from these two studies will help to rapidly validate assumptions in this surgical patient population and help to appropriately power a U.S. pivotal cardiac surgery trial.

Trauma

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis most commonly associated with trauma. The primary endpoint is myoglobin removal. The FDA approved our Investigational Device Exemption (IDE) application for this study and we also received ethics committee approval, allowing the study to commence. However, because of the stringency of our inclusion criteria, and because of the patient mix seen at our single center, we have experienced difficulty in enrolling patients. We have subsequently modified one of the key inclusion criteria and have expanded the number of clinical trial sites to three in a revised protocol which has been submitted to the FDA.

Other Critical Care Applications

There are currently more than 40 ongoing investigator initiated studies being planned or enrolling in Germany, Austria and the United Kingdom. These trials, which are funded and supported by renowned university hospitals and key opinion leaders, will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, burn injury, pancreatitis, liver failure, acute kidney injury, acute respiratory distress syndrome, and many other indications, and will be integral to helping the Company determine the ultimate course of its U.S. clinical trial pathway.

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

In August 2012, the Company was awarded a $3.8 million, five-year contract by the Defense Advanced Research Projects Agency, or DARPA, for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system, or GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g. cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. CytoSorbents’ contract is for advanced technology development of its hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is in Year 3 of the program and is currently working with the systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. As of December 31, 2014, we have received approximately $2,818,000 to date and have approximately $1,007,000 not yet billed under this contract.

In September 2012 CytoSorbents was awarded a Phase II SBIR (Small Business Innovation Research) contract by the US Army Medical Research and Materiel Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract whjch provided for a maximum funding of approximately $753,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. As of December 31, 2014, the Company received approximately $649,000 in funding under this contract and no further amounts are expected from this contract.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The primary endpoint is myoglobin removal. The FDA approved our Investigational Device Exemption (IDE) application for this study and we also received ethics committee approval, allowing the study to commence. However, because of the stringency of our inclusion criteria, and because of the patient mix seen at our single center, we have experienced difficulty in enrolling patients. We have subsequently modified one of the key inclusion criteria and have expanded the number of clinical trial sites to three in a revised protocol which has been submitted to the FDA. Though CytoSorbents does not expect to receive material direct funding from this $3 million budgeted program, the study may generate valuable data that can be used commercially or in future trauma studies.

In September 2013, the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”), awarded the Company a Phase I SBIR (Small Business Innovation Research) contract to further advance its HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads,” is valued at $203,351 over six months. The overall goal of this new program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. As of December 31, 2014, we completed the Phase I program and have been invited to apply for the Phase II SBIR, which has now been submitted.

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

These grants represent a substantial research cost savings to us and we believe demonstrate the strong interest of the medical and scientific communities in our technology.

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

In March 2011 the Company successfully completed its technical file review with its Notified Body, and received approval to apply the CE Mark to the CytoSorb® device as an extracorporeal cytokine filter. CytoSorbents also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the E.U. In February 2015, CytoSorbents extended the coverage of its ISO 13485 Certificate with the inclusion of Canadian Quality Systems requirements. This additional level of certification will allow CytoSorbents to apply for product approvals in Canada in the future.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Located in Berlin, Germany, it serves as the center of our sales activities in Europe. Following the completion of a controlled market release in late June 2012, CytoSorb® was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives who completed training in Q3 2012. Q4 2012 was the first full quarter of direct CytoSorb® sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb® is now available, and Switzerland. From the beginning of the controlled market release in Q4 2011 through the end of December 31, 2014, we achieved cumulative sales of approximately $4,145,000 in sales of CytoSorb®. At the end of 2014, we had more than 150 key opinion leaders (KOL) in our direct sales territories who were either using CytoSorb® or interested in using it in clinical practice and/or in clinical studies. These KOL relationships were an essential step in our initial goal of driving usage, adoption and reorders of CytoSorb® as they facilitate ordering and reimbursement within the hospital, have a strong influential role within their department and amongst their peers and colleagues outside the hospital, and have the ability to conduct studies and generate data, papers and conference presentations that could drive awareness and demand.

We are approved to sell CytoSorb® in all 28 countries in the European Union, including Germany, United Kingdom, Italy, France and Spain, and currently have either direct sales or distributor or strategic partnership in 29 countries worldwide. We plan to expand to other countries in the E.U., and with registration, other countries outside the E.U. that will accept CE Mark approval with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships.

In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In April 2014, the Company announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In August 2014, the Company announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation, which was subsequently terminated by us in March 2015 due to the complexity of Taiwanese FDA product registration. In December 2014, the Company entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb® for critical care applications in Romania and the neighboring Republic of Moldova.  In January 2015, the Company announced its exclusive distribution agreement with Aferetica SRL to distribute CytoSorb® in Italy for critical care applications.

The Company has been expanding the number and scope of its strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon, Ltd., Asia’s largest biotech company with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb® initially focused on sepsis. In September 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to to higher annual minimum purchases of CytoSorb® to maintain distribution exclusivity and conduct and publish results from multiple Investigator Initiated studies and patient case studies.

In addition, in November 2014, the Company entered into an initial partnership agreement with a leading global medical device company in cardiac surgery and other cardiovascular diseases, to use CytoSorb® intra-operatively during cardiac surgery in France. Under the terms of the agreement, the partnership will commence with an initial six-month market evaluation period to determine various market parameters, to obtain clinical data, and to build key opinion leader support in France. Following a successful evaluation, the parties plan to jointly determine how to expand upon both the size and geographic footprint of its partnership.

In February 2015, the Company entered into a multi-country strategic partnership with Fresenius Medical Care AG & CO KGaA to commercialize the CytoSorb® therapy. Under the terms of the agreement, Fresenius Medical Care has exclusive rights to distribute CytoSorb® for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership will allow Fresenius Medical Care to offer an innovative and easy to use blood purification therapy for removing cytokines in patients that are treated in the intensive care unit.  To promote the success of CytoSorb®, Fresenius will also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We hold 32 issued U.S. patents, some of which have foreign counterparts, and additional patent applications pending worldwide that cover various aspects of our technology. The issued patents expire at various dates ranging from two to twelve years. The following table provides a brief description of our patents that have been issued in the United States:

Product Group	Description./Indications	Patent Term	Patent Expiration	Patent Type

CytoSorb	Material and Method of Producing: Hypercrosslinked Polystyrene Resins with Various Surface Modifications	20 Years	11/25/2016	Standard

CytoSorb	Method of Removing Beta-2 Microglobulin Using Hypercrosslinked Polystyrene-Type Resins	20 Years	7/30/2017	Standard

CytoSorb	Method of Removing Beta-2 Microglobulin Using Polymers with Surface-Exposed Vinyl Groups Modified for Biocompatibility	20 Years	7/30/2017	Standard

CytoSorb	Devices, Systems & Methods for Reducing Cytokines, Etc in Plasma and Other Separated Blood Components	20 Years	7/30/2017	Standard

CytoSorb	Biocompatible Devices, Systems & Methods for Reducing levels of Pro-Inflammatory and Anti-Inflammatory Stimulators or mediators in Blood	20 Years	7/30/2017	Standard

CytoSorb	Methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood	20 Years	7/30/2017	Standard

CytoSorb	Biocompatible Devices, Systems & Methods for Reducing levels of Pro-Inflammatory and Anti-Inflammatory Stimulators or mediators in Blood	20 Years	7/30/2017	Standard

CytoSorb	Biocompatible Devices, Systems, and Methods for Reducing Levels of Pro-Inflammatory or Anti-Inflammatory Stimulators or Mediators in the Blood	20 Years	7/30/2017	Standard

CytoSorb	Devices, Systems, and Methods for Reducing Levels of Pro-Inflammatory or Anti-Inflammatory Stimulators or Mediators in Blood Products	20 Years	7/30/2017	Standard

CytoSorb	Material for Purification: DVB Copolymer with Surface Vinyl Groups Modified to One of Four Functional Groups	20 Years	2/6/2018	Standard

CytoSorb	Method of Producing Material: Chloromethylated Styrene or DVB Polymers with Chlorine Replaced for Improved Biocompatibility	20 Years	2/6/2018	Standard

CytoSorb	Method of Purification Using DVB Copolymer with Surface-Exposed Vinyl Groups Modified for Biocompatibility	20 Years	2/6/2018	Standard

CytoSorb	Material and Method of Producing: Chloromethylated Styrene or DVB Polymers with Chlorine Replaced for Improved Biocompatibility	20 Years	2/6/2018	Standard

CytoSorb	Method of Producing Material: DVB Copolymer with No Endotoxin Contamination	20 Years	2/6/2018	Standard

CytoSorb	Material for Purification: DVB Copolymer with Surface Vinyl Groups Modified in Three Ways for Biocompatibility	20 Years	2/6/2018	Standard

CytoSorb	Method of Purification Using Chloromethylated Styrene or DVB Polymers with Chlorine Replaced for Improved Biocompatibility	20 Years	2/6/2018	Standard

CytoSorb	Method of Producing Material: Polymer with Modification of Surface-Exposed Vinyl Groups	20 Years	2/6/2018	Standard

CytoSorb	Material and Method of Producing: Chloromethylated Polymers with Chlorine Replaced for Improved Biocompatibility	20 Years	2/6/2018	Standard

CytoSorb	Method of Producing Material: Polymer with Modification of Surface-Exposed Vinyl Groups	20 Years	12/14/2018	Standard

CytoSorb	Method of and Device for Introducing Fluids into a Patient’s Body	20 Years	2/14/2020	Standard

CytoSorb	Perfusion Device Combining Adsorbing Material and Hollow Fibers to Filter and Recombine Plasma	20 Years	4/17/2020	Standard

CytoSorb	Method of Peritoneal Dialysis	20 Years	4/27/2020	Standard

CytoSorb	Material and Method of Producing: Biocompatible Polymeric Adsorbents Using a One-Pot Process	20 Years	10/10/2020	Standard

CytoSorb	Protective clothing	20 Years	2/14/2021	Standard

CytoSorb	Devices, systems, and methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood	20 Years	4/10/2021	Standard

CytoSorb	Method of Producing Devices	20 Years	4/25/2021	Standard

CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard

CytoSorb	Hemocompatible Coated Polymer and Related Methods	20 Years	10/18/2022	Standard

CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard

CytoSorb	Hemocompatible Polymer Systems And Related Devices	20 Years	10/18/2022	Standard

CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard

CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard

Certain of these patents also have foreign counterparts.

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

Environmental Matters

The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. The Company incurs waste removal costs in connection with both its solid and liquid wastes which are byproducts of our manufacturing process. The Company utilizes the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $81,000 for the year ended December 31, 2014.

Employees

As of February 28, 2015 we had forty-five full-time employees. We also utilize consultants and temporary service providers who are not employees of the Company, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements.

Item 1A. Risk Factors

Risks Related to our Industry and our Business

We may require additional capital in the future to fund our operations

As of December 31, 2014 we had current assets of approximately $7,607,000 including cash on hand of approximately $3,605,000 and short-term investments of approximately $1,945,000 and current liabilities of approximately $4,505,000. On January 14, 2015, we received approximately $9,409,000 in net proceeds in connection with a registered offering of our common stock. Through December 31, 2014, our cash burn was approximately $6,400,000 for fiscal year 2014. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We may require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. Our long-term capital requirements are expected to depend on many factors, including:

•	continued progress and cost of our research and development programs;
•	progress with pre-clinical studies and clinical studies;
•	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels;
•	market acceptance and reimbursement of our products; and
•	cost for training physicians and other health care personnel.

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

We have been engaged primarily in research and development activities and have generated limited revenues to date. There can be no assurance that we will be able to successfully manage the transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, market adoption, product registration, reimbursement, marketing problems and additional costs and expenses that may exceed current estimates. Our proposed products will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. We will also need to raise significant additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by the CE Mark. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2014, we had an accumulated deficit of $124,394,120, which included net losses of $9,321,672 for the year ended December 31, 2014 and $4,677,795 for the year ended December 31, 2013. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We depend upon key personnel who may terminate their employment with us at any time.

As of February 28, 2015 we currently have forty- five full-time employees and several full-time temporary employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett our Chief Medical Officer, who works with us on a consulting basis. These individuals do not have long-term employment agreements, and in some cases, including with respect to Dr. Chan and Mr. Capponi, do not have current and effective employment agreements in place. Although we are discussing formalizing our employment and consulting arrangements, as applicable, with Dr. Chan, Mr. Capponi and Dr. Bartlett , there can be no assurance that Dr. Chan, Mr. Capponi, Dr. Bartlett or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We expect to enter into agreements with third parties for the commercial marketing, and distribution of our products. There can be no assurance that parties we may engage to market and distribute our products will:

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

Our results of operations can be significantly affected by foreign currency fluctuations and regulations.

A significant portion of our revenues is currently derived in the local currencies of the foreign jurisdictions in which our products are sold. Accordingly, we are subject to risks relating to fluctuations in currency exchange rates. In the future, and especially as we further expand our sales efforts in international markets, our customers will increasingly make payments in non-U.S. currencies. Fluctuations in foreign currency exchange rates could affect our revenues, operating costs and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

Risks Connected to our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock.

Our Common Stock closed as high as $8.75 and as low as $3.00 per share between January 1, 2014 and December 2, 2014 on the OTCQB. On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, CytoSorbents received approval for up-listing to The NASDAQ Capital Market and its common stock began trading on the NASDAQ Capital Market on December 23, 2014. On March 9, 2015 the closing price of our common stock, as reported on the NASDAQ Capital Market was $11.68. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

•	fluctuations in our operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors; and

•	general market conditions.

Although share of our common stock currently trade on the NASDAQ Capital Market under the symbol “CTSO”, there is no assurance that our stock will not continue to be volatile while listed on NASDAQ in the future.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 26,715,960 shares remain available for issuance and may be issued by us without stockholder approval.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay transactions that our stockholders may favor and may prevent stockholders from changing the direction of our business or our management.

After giving effect to our merger into our wholly-owned Delaware subsidiary, provisions of our certificate of incorporation, as amended and restated, and bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares, and may also frustrate or prevent any attempt by stockholders to change the direction or management of us. For example, these provisions:

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminate the ability of stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Our Common Stock is thinly traded on the NASDAQ Capital Market exchange and no assurances can be made about stock performance, liquidity, or maintenance of our NASDAQ listing.

Historically, our common stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On December 17, 2014, our common stock was approved for trading on the NASDAQ Capital Market, or NASDAQ. Beginning on December 23, 2014, our common stock began trading on NASDAQ under the symbol “CTSO.” Although currently listed on NASDAQ, there can be no assurance that we will continue to meet NASDAQ’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our common stock. If we are unable to maintain listing on the NASDAQ or if a liquid market for our common stock does not develop, our common stock may remain thinly traded.

Item 1B.     Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.        Properties.

We currently operate a facility near Princeton, New Jersey with approximately 12,400 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in May 2016. We expect to renew this lease upon expiration. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities. Our monthly base rent as of March 2015 is approximately $16,449 and additionally we reimburse the landlord for monthly operating expenses of approximately $14,100.

We also operate a small office facility in Berlin, Germany housing sales and administrative offices. We entered into a lease for this office on March 1, 2012. The lease expires on December 31, 2016. We rent this space for €1,200 per month or US $1,459 per month.

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

Market Information

Beginning on December 23, 2014, our Common Stock began trading on NASDAQ. Prior to December 23, 2014, our Common Stock traded on the OTC Bulletin Board (“OTCBB”) and OTCQB under the symbol “CTSO.” The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in the OTC equity securities. An OTCBB equity security generally is any equity security that is not listed or traded on a national securities exchange. Prior to May 2010, our Common Stock traded on the OTCBB under the symbol “MSBT”, but was changed to “CTSO” as part of our name change to CytoSorbents Corporation. Our Common Stock began trading on such market on August 9, 2006.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by NASDAQ and the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service and the NASDAQ Capial Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low

2013
First quarter	$3.75	$2.25
Second quarter	$3.75	$2.75
Third quarter	$3.25	$2.00
Fourth quarter	$3.50	$2.25

2014
First quarter	$8.75	$3.00
Second quarter	$6.47	$5.02
Third quarter	$7.75	$5.05
Fourth quarter	$12.87	$4.40

Approximate Number of Equity Security Holders

As of February 28, 2015, there were approximately 5,200 stockholders. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes outstanding options as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	926,900					2,173,100	(1)
Equity compensation plans not approved by stockholders	1,375,287		$			67,195	(2)
Total	2,302,187	(3)		$5.37	(3)	2,240,295

(1)	Represents the number of options that may be issued under our 2014 Long-term Incentive Plan.
(2)	Represents the number of options that may be issued under our 2006 Long-Term Incentive Plan, after giving effect to options cancelled. The options available under the pool may be increased to maintain 15% of the fully diluted share count as needed.
(3)	Represents options to purchase (i) 16,558 shares of Common Stock at a price of $166.00 per share, (ii) 6,800 shares of Common Stock at a price of $47.50 per share, (iii) 12,240 shares of Common Stock at a price of $41.25 per share, (iv) 16,000 shares of Common Stock at a price of $31.50 per share, (v) 6,673 shares of Common Stock at a price of $31.25 per share, (vi) 8,000 shares of Common Stock at a price of $8.05 per share, (vii) 8,000 shares of Common Stock at a price of $6.850 per share, (viii) 8,000 shares of Common Stock at a price of $6.625, (ix) 1,000 shares of Common Stock at a price of $6.45 per share, (x) 132,200 shares of Common Stock at a price of $6.25, (xi) 3,000 shares of Common Stock at a price of $6.20, (xii) 1,000 shares of Common Stock at a price of $6.10, (xiii) 2,000 shares of Common Stock at a price of $6.075, (xiv) 3,000 shares of Common Stock at a price of $6.00, (xv) 8,000 shares of Common Stock at a price of $5.925, (xvi) 8,000 shares of Common Stock at a price of $5.875, (xvii) 2,000 shares of Common Stock at a price of $5.825, (xviii) 7,000 shares of Common Stock at a price of $5.75, (xix) 14,000 shares of Common Stock at a price of $5.55, (xx) 30,505 shares of Common Stock at a price of $5.50, (xxi) 8,000 shares of Common Stock at a price of $5.475, (xxii) 1,400 shares of Common Stock at a price of $5.45, (xxiii) 400 shares of Common Stock at a price of $5.25 per share, (xxiv) 582,000 shares of Common Stock at a price of $4.875 per share, (xxv) 76,440 shares of Common Stock at a price of $4.325 per share, (xxvi) 72,400 shares of Common Stock at a price of $4.20 per share, (xxvii) 1,000 shares of Common Stock at a price of $4.173 per share, (xxviii) 16,320 shares of Common Stock at a price of $4.15 per share, (xxix) 16,320 shares of Common Stock at a price of $4.125 per share, (xxx) 1,000 shares of Common Stock at a price of $3.91 per share, (xxxi) 80 shares of Common Stock at a price of $3.85 per share, (xxxii) 2,000 shares of Common Stock at a price of $3.845 per share, (xxxiii) 12,000 shares of Common Stock at a price of $3.705 per share, (xxxiv) 1,400 shares of Common Stock at a price of $3.575 per share, (xxxv) 4,000 shares of Common Stock at a price of $3.50 per share, (xxxvi) 324,800 shares of Common Stock at a price of $3.45 per share, (xxxvii) 3,600 shares at a price of $3.40 per share, (xxxviii) 12,080 shares of Common Stock at a price of $3.35 per share, (xxxix) 1,000 shares of Common Stock at a price of $3.325 per share, (xl) 2,000 shares of Common Stock at a price of $3.323 per share, (xli) 21,000 shares of Common Stock at a price of $3.25 per share, (xlii) 30,000 shares of Common Stock at a price of $3.225 per share, (xliii) 8,000 shares of Common Stock at a price of $3.215 per share, (xliv) 3,240 shares of Common Stock at a price of $3.075 per share, (xlv) 40,000 shares of Common Stock at a price of $2.90 per share, (xlvi) 240,100 shares of Common Stock at a price of $2.875 per share, (xlvii) 29,850 shares of Common Stock at a price of $2.65 per share, (xlviii) 12,000 shares of Common Stock at a price of $2.60 per share, (xlix) 2,000 shares of Common Stock at a price of $2.50 per share, (l) 4,000 shares of Common Stock at a price of $2.45 per share, (li) 80 shares of Common Stock at a price of $2.25 per share, (lii) 80 shares of Common Stock at a price of $2.225 per share, (liii) 108,155 shares of Common Stock at a price of $2.10 per share, (liv) 4,000 shares of Common Stock at a price of $2.00 per share, and (lv) 367,466 shares of Common Stock at a price of $0.875 per share.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a critical care focused immunotherapy company that uses blood purification to modulate inflammation with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending both in the U.S. and internationally. The Company’s intellectual property consist of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 3 to 12 years.

In March 2011, the Company received E.U. regulatory approval under the CE Mark and Medical Devices Directive for the Company’s flagship product, CytoSorb®, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of CytoSorb® is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g. mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb® may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

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

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population, and that it was able to broadly reduce key cytokines. The Company plans to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, CytoSorbents began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined the Company and completed their sales training in Q3 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2014, we had more than 150 key opinion leaders (KOLs) in our direct sales territories and the U.K. in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future.

As of March 1, 2015, our sales force includes seven direct sales people, two contract sales people and seven sales support staff.

The Company has complemented its direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In April 2014, the Company announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In August 2014, the Company announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation, which was subsequently terminated by us in March 2015 due to the complexity of Taiwanese FDA product registration.. In December 2014, the Company entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb® for critical care applications in Romania and the neighboring Republic of Moldova.  In January 2015, the Company announced its exclusive distribution agreement with Aferetica SRL to distribute CytoSorb® in Italy for critical care applications.

The Company has been expanding the number and scope of its strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon, Ltd., Asia’s largest biotech company with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb® initially focused on sepsis. In September 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher minimum purchases of CytoSorb® to maintain distribution exclusivity and to conduct and publish results from multiple Investigator-Initiated studies and patient case studies.

In addition, in November 2014, the Company entered into an initial partnership agreement with a leading global medical device company in cardiac surgery and other cardiovascular diseases, to use CytoSorb® intra-operatively during cardiac surgery in France. Under the terms of the agreement, the partnership will commence with an initial six-month market evaluation period to determine various market parameters, to obtain clinical data, and to build key opinion leader support in France. Following a successful evaluation, the parties plan to jointly determine how to expand upon both the size and geographic footprint of its partnership.

In February 2015, the Company entered into a multi-country strategic partnership with Fresenius Medical Care AG & CO KGaA to commercialize the CytoSorb® therapy. Under the terms of the agreement, Fresenius Medical Care has exclusive rights to distribute CytoSorb® for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership will allow Fresenius Medical Care to offer an innovative and easy to use blood purification therapy for removing cytokines in patients that are treated in the intensive care unit.  To promote the success of CytoSorb®, Fresenius will also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations.

The Company is currently evaluating other potential distributor and strategic partner networks in other major countries where we are approved to market the device.

Concurrent with our commercialization plans, the Company intends to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expend the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We are currently conducting a matched pairs analysis, dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 7 days. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from the Company’s first European Sepsis Trial, and help shape the trial protocol for a pivotal sepsis study.

In addition, we now have more than 40 investigator-initiated studies being planned in Germany, Austria, and the United Kingdom in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients, which will provide additional clinical data.

In February 2015, the U.S. Food and Drug Administration, or FDA, approved the Company’s Investigational Device Exemption, or IDE, application to commence a planned U.S. cardiac surgery feasibility study.  This single-arm study in 20 patients and three U.S. clinical sites represents the first part of a larger clinical trial strategy intended to support the U.S. approval of CytoSorb® for intra-operative use during cardiac surgery.

The study is designed to evaluate the safety of CytoSorb® when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb® is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications.

Concurrently, the Company is funding a non-interventional study amongst a broader array of U.S. cardiac surgery centers that will assess adverse event rates (e.g. incidence of acute kidney injury and respiratory failure) and levels of free hemoglobin and other inflammatory mediators in patients undergoing complex cardiac surgery.  These patients will be selected using similar inclusion and exclusion criteria to the feasibility study.  The data from these two studies will help to rapidly validate assumptions in this surgical patient population and help to appropriately power a U.S. pivotal cardiac surgery trial.

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

In September 2013, the National Heart, Lung, and Blood Institute, or NHLBI, a division of the National Institutes of Health, or NIH, awarded the Company a Phase I SBIR (Small Business Innovation Research) contract valued at $231,351 to further advance its HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. We completed the Phase I program and have been invited to apply for the Phase II SBIR, which has now been submitted.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The primary endpoint is myoglobin removal. The FDA approved our Investigational Device Exemption, or IDE, application for this study and we also received ethics committee approval, allowing the study to commence. However, because of the stringency of our inclusion criteria, and because of the patient mix seen at our single center, we have experienced difficulty in enrolling patients. We have subsequently modified one of the key inclusion criteria and have expanded the number of clinical trial sites to three in a revised protocol which has been submitted to the FDA.

In June 2013, the Company began work on its previously announced $1 million Phase II SBIR U.S. Army contract to further develop its technology for the treatment of burn injury and trauma in animal models. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038 and has now received committed funding of $1.15 million to date.

In August 2012, the Company was awarded a $3.8 million, five-year contract by the Defense Advanced Research Projects Agency (“DARPA”) for its “Dialysis-Like Therapeutics” program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system, or GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. CytoSorbents’ contract is for advanced technology development of its hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. CytoSorbents is in Year 3 of the program and is currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by CytoSorbents and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. CytoSorbents’ work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199.

Results of Operations

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the year ended December 31, 2014 and 2013

Revenues:

For the year ended December 31, 2014, the Company generated total revenue, that includes product revenue and grant income, of approximately $4,123,000 as compared to revenues of approximately $2,423,000 for the year ended December 31, 2013, an increase of 70%. Revenue from product sales was approximately $3,135,000 for the year ended December 31, 2014, as compared to approximately $822,000 in the year ended December 31, 2013, an increase of 281%. This increase was largely driven by efforts of our direct sales force and the continued expansion of our distributor network. Product gross margins were approximately 63% for the year ended December 31, 2014, as compared to approximately 61% for the year ended December 31, 2013.

Grant income decreased from approximately $1,601,000 in 2013 to approximately $978,000 in 2014 as a result of the conclusion of several significant grants.

Cost of Revenue:

For the year ended December 31, 2014 and 2013 cost of revenue was approximately $2,134,000 and $1,912,000, respectively. The increase is due to increased sales and expenditures related to progress on grant objectives.

Research and Development Expenses:

Our research and development costs were, approximately $2,432,000 and $1,739,000, for the years ended December 31, 2014 and 2013, respectively. The increase of approximately $693,000 in research and development expenditures is directly related to a decrease of approximately $507,000 of direct labor and other costs being deployed toward grant-funded activities, which has the effect of increasing the amount of the Company’s non-reimbursable research and development costs. Also, stock-based compensation expense increased approximately $31,000 due to certain milestone options earned and awarded by the Board of Directors. In addition in 2014, the Company commenced various clinical studies and trials in Germany and which resulted in costs of approximately $205,000.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $1,285,000 and $909,000, for the years ended December 31, 2014 and 2013 respectively, an increase of approximately $376,000 or 41%. This increase is due to an increase in legal and consulting fees, investor relations costs and other costs relating to our preparation for the NASDAQ up-listing incurred in 2014 of approximately $385,000 and an increase in employment related fees of approximately $75,000 incurred in 2014 to secure specialized executive talent. These increases were offset by decreases in accounting consulting fees and temporary employment services of approximately $65,000.

Selling, General and Administrative Expense:

Our selling, general and administrative expenses were approximately $5,551,000 and $2,577,000 for the years ended December 31, 2014 and 2013, respectively, an increase of approximately $2,974,000. This increase is attributable to increased investor relations expenses of approximately $160,000 due to filings and associated fees incurred related to listing the Company’s common stock on the NASDAQ Capital Market, the reverse stock split and the conversion of the Company’s preferred stock, additional salaries and related costs of approximately $706,000 due to headcount additions during 2014, the full year impact of the headcount additions made during the year ended December 31, 2013 and bonuses accrued for the year ended December 31, 2014, royalties increased approximately $127, 000 in 2014 due solely to the increase in sales, losses on foreign currency exchange increased approximately $367,000 in 2014 due to a large decrease in the exchange rate of the Euro during 2014 and stock-based compensation expense increased approximately $208,000 during 2014 due to certain milestone options earned and awarded by the Board of Directors. In addition, as a result of the continuing ramp up of the business in Europe, selling, general and administrative expenses at our European subsidiary increased approximately $1,338,000. The main drivers of this increase were an increase in personnel and related expenses of approximately $748,000 related to headcount additions during 2014 and the full year impact of headcount additions made during 2013 related to building our direct sales team, an increase in advertising and marketing related expenses of approximately $158,000 due primarily to an increase in the number of conferences and meetings attended during 2014 and an increase in travel and entertainment expenses of approximately $136,000 related to the significant increase in international travel and sales calls made to customers during 2014.

Interest Expense:

For the year ended December 31, 2014, our net interest expense was approximately $310,000, as compared to interest expenses of approximately $423,000 for the year ended December 31, 2013. This decrease was principally due to interest expense related to our convertible debt.

Change in Warrant Liability:

The Company recognizes warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measures the fair value of the warrants on each reporting date and records a change to the warrant liability as appropriate. The change in the warrant liability was approximately $2,118,000 and -0- for the year ended December 31, 2014 and 2013, respectively. The change in the warrant liability was primarily due to the increased stock price from the date of issuance through December 31, 2014. There was no warrant liability in 2013, and therefore there was no change in warrant expense in 2013.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $386,000 and $458,000 for the years ended December 31, 2014 and 2013, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby we sold our net operating losses to the State of New Jersey.

History of Operating Losses:

The Company has experienced substantial operating losses since inception. As of December 31, 2014, we had an accumulated deficit of approximately $124,394,120, which included losses of approximately $9,322,000 and $4,678,000 for years ended December 31, 2014 and 2013 respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, and selling, general and administrative expenses, which together were $7,983,000 and $4,316,000 for the years ended December 31, 2014 and 2013 respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private and public placement of our debt and equity securities. At December 31, 2014, we had current assets of approximately $7,607,000 including cash on hand of $3,605,000 and short-term investments of approximately $1,945,000 and current liabilities of $4,505,000. In January of 2015, we filed a Form S-1 which became effective on January 8, 2015. On January 14, 2015, we received approximately $9,609,000 in net proceeds in connection with this registered offering of our common stock. In addition, in January 2015, we received approximately $386,000 in cash from the sale of our net operating losses to the State of New Jersey.

We believe that we have sufficient cash to fund our operations into 2016; however, we may need to raise additional capital to fully fund Pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized.

Contractual Obligations

The following table summarizes our obligations with regard to our leases and long-term debt at December 31, 2014:

	1 Year	1-3 Years	3-5 Years	Over 5 Years
Leases related to premises	$211,240	98,445	–	–

This Annual Report has been prepared assuming we will continue as a going concern, and the auditors’ report on the financial statements expresses substantial doubt about our ability to continue as a going concern.

Effects of Recent Accounting Pronouncements

  Accounting Standards Update (“ASU”) 2014-10, which for public business entities will be effective for annual reporting periods beginning after December 15, 2014 and interim periods therein (early adoption permitted), removes the definition of a development stage entity from the Accounting Standards Codification, thereby eliminating the financial reporting distinction between development stage entities from U.S. GAAP. Specifically eliminated are the requirements to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development state entity that in prior years it had been in the development stage. The Company has early adopted ASU 2014-10 within its September 30, 2014 financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements but may impact the Company’s footnote disclosures.

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

Revenue Recognition

Product Sales: Revenues from sales of products are recognized at the time when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations.

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

Determination of Fair Value for Stock Dividend and Stock Based Compensation

The Company estimates the fair value of the preferred stock dividends using a five day volume weighted average price of actual closing market prices for the Company’s common stock. The Company believes that this market based methodology provides for a fair valuation of its preferred stock dividends.

Warrant Liability

The Company recognizes the fair value of the warrants as of the date of the warrant grant using the binomial lattice valuation model. At each subsequent reporting date, the Company again measures the fair value of the warrants, and records a change to the warrant liability as appropriate, and the change is reported in the statement of operations.

Off-Balance Sheet Arrangements

We currently operate a facility near Princeton, New Jersey with approximately 12,400 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement, which expires in May 2016. We expect to renew this lease upon expiration. We also operate a small office facility in Berlin, Germany housing sales and administrative offices. We entered into a lease for this office on March 1, 2012. The lease expires on December 31, 2016. We rent this space for €1,200 per month or US $1,459 per month.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.. Based upon their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2014.

Management's Responsibility for Financial Statements

Responsibility for the integrity and objectivity of the Company’s financial statements rests with management. The financial statements report on management’s stewardship of Company assets. These statements were prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based upon management’s best estimates and judgments. Nonfinancial information included in the Annual Report on Form 10-K has also been prepared by management and is consistent with the financial statements.

To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include: careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization. Management, working with an external consultant, evaluated and tested its internal controls on a worldwide basis.

To ensure that personnel continue to understand the system of internal controls and procedures, and policies concerning good and prudent business practices, annually all employees of the Company are required to complete Code of Conduct training, which includes financial stewardship. This training reinforces the importance and understanding of internal controls by reviewing key corporate policies, procedures, and systems. In addition, the Company has compliance programs, including an ethical business practices program to reinforce the Company’s commitment to high ethical standards in the conduct of its business.

The financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows. Our formal certification to the Securities and Exchange Commission is included in this Form 10-K filing.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Management, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

On November 11, 2014, the Board of Directors, or the Board, of the Company, unanimously appointed Alan D. Sobel to serve as a member of the Board effective November 13, 2014. The Board also appointed Mr. Sobel to serve as Chairperson of the Nominating and Corporate Governance Committee of the Board and to serve as Chairperson of the Audit Committee of the Board. The Board also determined that Mr. Sobel qualifies as an “audit committee financial expert,” as such term is defined by Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission. The Board has adopted a Charter of Audit Committee which outlines the Audit Committee’s authority and responsibility. The Audit Committee will begin meeting in the first quarter of 2015.

Except for the appointment of Alan D. Sobel to serve as a member of the Board as fully described above, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2015 annual meeting of stockholders scheduled to be held on June 10, 2014, which we intend to file within 120 days of the end of our fiscal year.

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions), is posted in the “Corporate Governance” section of our website, www.cytosorbents.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Exhibit
No.	Description

3.1	Articles of Incorporation, dated April 25, 2002 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Commission File Number 333-114002) filed on March 29, 2004).

3.2	Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, $.001 Par Value Per Share (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2006).

3.3	Amendment to Articles of Incorporation dated August 1, 2006 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2006).

3.4	Certificate of Designation of Series B 10% Cumulative Convertible Preferred Stock, $0.001 Par Value Per Share (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008).

3.5	Certificate of Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, $0.001 Par Value Per Share (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008).

3.6	Amendment to Articles of Incorporation, dated December 15, 2008 (filed as Exhibit 3(i).3to the Registrant’s Registration Statement on Form S-1/A (Commission File Number 333-193053) filed on February 14, 2014).

3.7	Amendment to Articles of Incorporation, dated April 16, 2013 (filed as Exhibit 3(i).5to the Registrant’s Registration Statement on Form S-1/A (Commission File Number 333-193053) filed on February 14, 2014).

3.8	Certificate of Amendment to Articles of Incorporation, dated February 17, 2010 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2010).

3.9	Certificate of Amendment to the Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, $0.001 par value per share of CytoSorbents Corporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014).

3.10	Certificate of Amendment to the Certificate of Designation of Series B 10% Cumulative Convertible Preferred Stock, $0.001 par value per share of CytoSorbents Corporation (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014).

3.11	First Amended and Restated Certificate of Incorporation, dated December 3, 2014 (filed as Exhibit 3(i).4 to the Registrant’s Current Report on Form 8-K filed on December 4, 2014).

3.12	Bylaws of the Company (filed as Exhibit 3(ii).1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2014).

4.1	Form of Convertible Note for sale of stock that occurred June 21, 2013 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2013).

4.2	Form of Warrant for sale of stock that occurred June 21, 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 27, 2013).

4.3	Form of Convertible Note for sale of stock that occurred September 30, 2013 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

4.4	Form of Warrant for sale of stock that occurred September 30, 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

4.5	Form of Underwriter Warrant (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (Commission File Number 333-199762) filed on December 30, 2014).

10.1	Employment Agreement with Dr. Phillip P. Chan Effective December 3, 2013 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2014).

10.2	Employment Agreement with Vincent Capponi Effective December 3, 2013 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2014).

10.3	Employment Agreement with Kathleen Bloch Effective May 7, 2013 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2013).

10.4	Lease Agreement between Princeton Corporate Plaza LLC and the Registrant dated as of March 9, 2000.*

10.5	Third Amendment to Lease Agreement between Princeton Corporate Plaza LLC and the Registrant dated as of December 12, 2014.*

10.6	Royalty Agreement between Guillermina Vega Montiel and the Registrant dated as of August 11, 2003.*

10.7	Stipulated Order and Settlement Agreement between Bro-Tech Corporation, Purolite International Ltd. And the Registrant, dated August 7, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006).

10.8	Distribution Agreement between Biocon Limited and the Registrant dated as of September 20, 2013. †*

10.9	First Amendment to the Distribution Agreement between Biocon Limited and the Registrant dated as of October 30, 2014. †*

21.1	List of Subsidiaries*

23.1	Consent of WithumSmith + Brown, PC*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency), (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013, and (v) Notes to the Consolidated Financial Statements.

* Filed or furnished herewith.

† Confidential treatment requested. Confidential materials omitted and filed separately with Securities and Exchange Commission.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31th day of March, 2015.

CYTOSORBENTS CORPORATION

By:	/s/ Phillip Chan
Phillip Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Chan	Chief Executive Officer (Principal	March 31, 2015
Phillip Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 31, 2015
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 31, 2015
Al Kraus

/s/ Alan D. Sobel	Director	March 31, 2015
Alan D. Sobel

/s/ Edward R. Jones	Director	March 31, 2015
Edward R. Jones

/s/ James Gunton	Director	March 31, 2015
James Gunton

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

CytoSorbents Corporation:

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoSorbents Corporation as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

March 31, 2015

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$3,605,280	$2,183,030
Short-term investments	1,944,547	—
Grants and accounts receivable, net of allowance for doubtful accounts of $3,756 and -0- at December 31, 2014 and 2013, respectively	819,151	453,017
Inventories	537,566	245,608
Prepaid expenses and other current assets	700,462	605,312

Total current assets	7,607,006	3,486,967

Property and equipment – net	245,821	144,393
Other assets	615,798	414,375

Total long-term assets	861,619	558,768

Total Assets	$8,468,625	$4,045,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$698,307	$786,517
Accrued expenses and other current liabilities	824,884	361,700
Deferred revenue	833	272,359
Warrant liability	2,981,418	—
Current portion of convertible notes payable, net of debt discount in the amount of $198,644 at December 31, 2013	—	1,644,356

Total current liabilities	4,505,442	3,064,932

Redeemable Series B Convertible Preferred Stock, -0- and 200,000 shares authorized; -0- and 79,336.54 issued and outstanding at December 31, 2014 and 2013, respectively	—	15,246,350

Stockholders’ Equity/(Deficiency):
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
10% Series A Convertible Preferred Stock, -0- and 12,000,000 shares authorized; -0- and 1,759,666 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	1,760
Common Stock, Par Value $0.001, 50,000,000 shares authorized; 23,304,640 and 10,052,782 shares issued and outstanding at December 31, 2014 and 2013, respectively	23,305	10,053
Additional paid-in capital	128,106,297	91,584,402
Accumulated other comprehensive income (loss)	227,701	(55,987)
Accumulated deficit	(124,394,120)	(105,805,775)
Total stockholders’ equity/(deficiency)	3,963,183	(14,265,547)
Total Liabilities and Stockholders' Equity/(Deficiency)	$8,468,625	$4,045,735

The Notes to Consolidated Financial Statements are an integral part of these statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Revenue:
Sales	$3,135,387	$821,787
Grant income	978,271	1,600,880
Other revenue	9,167	—
Total revenue	4,122,825	2,422,667

Cost of revenue	2,133,888	1,911,565

Gross profit	1,988,937	511,102

Operating expenses:
Research and development	2,431,759	1,738,938
Legal, financial and other consulting	1,284,947	908,644
Selling, general and administrative	5,551,023	2,576,751

Total operating expenses	9,267,729	5,224,333

Loss from operations	(7,278,792)	(4,713,231)

Other (income) expense:
Interest (income) expense, net	310,024	422,843
Change in warrant liability	2,118,498	—

Total other (income) expense, net	2,428,522	422,843

Loss before benefit from income taxes	(9,707,314)	(5,136,074)
Benefit from income taxes	385,642	458,279

Net loss	(9,321,672)	(4,677,795)

Preferred stock dividends	9,266,673	2,395,520

Net loss available to common shareholders	$(18,588,345)	$(7,073,315)

Basic and diluted net loss per common share	$(1.29)	$(0.75)

Weighted average number of shares of common stock outstanding	14,382,813	9,440,763

Net loss	$(9,321,672)	$(4,677,795)

Other comprehensive income (loss):
Currency translation adjustment	283,688	(43,325)

Comprehensive loss	$(9,037,984)	$(4,721,120)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Series B Redeemable Convertible							Accumulated	Deficit
	Preferred Stock		Common Stock		Preferred Stock A			Other	Accumulated	Stockholders'
	Shares	Amount	Shares	Par value	Shares	Par Value	Paid-In Capital	Comprehensive Income	Development Stage	Equity (Deficit)

Balance at December 31, 2012	72,073.26	$12,887,817	8,598,698	$8,599	1,594,164	$1,594	$87,109,784	$(12,662)	$(98,732,460)	$(11,625,145)

Stock based compensation - employees, consultants and directors							456,937			456,937

Issuance of Series A Preferred Stock as dividends					165,502	166	16,435		(16,601)	—

Issuance of Series B Preferred Stock as dividends	7,461.55	2,378,919							(2,378,919)	(2,378,919)

Issuance of common stock for services rendered			20,000	20			65,448			65,468

Conversion of Series A and Series B Preferred into Common	(198.27)	(20,386)	21,909	22			20,364			20,386

Issuance of common stock for cash			840,851	841			2,299,126			2,299,967

Cost of raising capital							(100,000)			(100,000)

Conversion of convertible notes to common			389,597	390			1,225,652			1,226,042

Relative fair value of warrants and beneficial conversion feature in connection with issuance of convertible notes							331,117			331,117

Proceeds from exercise of warrants			159,458	159			139,367			139,526

Exercise of stock options			22,269	22			20,172			20,194

Other comprehensive income/(loss) foreign translation adjustment								(43,325)		(43,325)

Net loss									(4,677,795)	(4,677,795)

Balance at December 31, 2013	79,336.54	$15,246,350	10,052,782	$10,053	1,759,666	$1,760	$91,584,402	$(55,987)	$(105,805,775)	$(14,265,547)

Stock based compensation - employees, consultants and directors							695,841			695,841

Issuance of Series A Preferred Stock as dividends					135,303	135	238,178		(238,313)	—

Issuance of Series B Preferred Stock as dividends	14,499.96	9,028,360					—		(9,028,360)	(9,028,360)

Issuance of common stock for services rendered			44,922	45			180,055			180,100

Conversion of Series A and Series B Preferred into Common	(93,836.50)	(24,274,710)	10,472,062	10,472	(1,894,969)	(1,895)	24,266,131			24,274,708

Issuance of common stock for cash			99,336	99			299,901			300,000

Issuance of common stock for cash - offering			1,632,000	1,632			10,198,368			10,200,000

Cost of raising capital							(748,545)			(748,545)

Conversion of convertible notes to common			701,309	702			1,989,738			1,990,440

Proceeds from exercise of warrants			20,000	20			156,230			156,250

Cashless exercise of warrants			165,435	165			(165)			—

Additional shares issued related to the round-up of fractional shares as a result of stock split			151

Exercise of stock options			116,643	117			109,083			109,200

Other comprehensive income foreign translation adjustment								283,688		283,688

Warrant Liability							(862,920)			(862,920)

Net loss									(9,321,672)	(9,321,672)

Balance at December 31, 2014	—	$—	23,304,640	$23,305	—	$—	$128,106,297	$227,701	$(124,394,120)	$3,963,183

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(9,321,672)	$(4,677,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock to consultants for services	180,100	65,468
Depreciation and amortization	65,547	64,350
Amortization of debt discount	198,644	311,248
Bad debt expense	4,106	—
Change in warrant liability	2,118,498	—
Stock-based compensation	695,841	456,937
Changes in operating assets and liabilities:
Grants and accounts receivable	(412,118)	(401,238)
Inventories	(303,129)	436,764
Prepaid expenses and other current assets	(108,153)	(129,219)
Other assets	(4,784)	(6,942)
Accounts payable and accrued expenses	497,453	118,748
Deferred revenue	(271,526)	272,359
Net cash used by operating activities	(6,661,193)	(3,489,320)

Cash flows from investing activities:
Purchases of property and equipment	(153,157)	(38,684)
Patent costs	(214,165)	(177,672)
Proceeds from sale of short-term investments	4,745,000	—
Purchases of short-term investments	(6,689,547)	—
Net cash used by investing activities	(2,311,869)	(216,356)

Cash flows from financing activities:
Equity contributions - net of fees incurred	9,751,455	2,199,967
Proceeds from borrowing	—	1,843,000
Proceeds from exercise of stock options	109,201	20,194
Proceeds from exercise of warrants	156,250	139,526
Net cash provided by financing activities	10,016,906	4,202,687
Effect of exchange rates on cash	378,406	(43,325)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Net change in cash and cash equivalents	1,422,250	453,686

Cash and cash equivalents at beginning of period	2,183,030	1,729,344
Cash and cash equivalents at end of period	$3,605,280	$2,183,030

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental schedule of noncash financing activities:
Fair value of warrant liability upon issuance	$862,920	$—
Debt discount in connection with issuance of convertible debt	$—	331,117
Fair value of shares issued as costs of raising capital	$7,137	49,647
Note payable principal and interest conversion to equity	$1,990,440	$1,226,042
Costs paid from proceeds in conjunction with issuance of common stock	$748,545	$—
Preferred stock dividends	$9,266,673	$2,395,520

During the years ended December 31, 2014 and 2013, 93,836.50 and 198.27 Series B Preferred Shares were converted into 10,368,730 and 21,908 Common Shares, respectively. During the years ended December 31, 2014 and 2013, 1,894,969 and -0- Series A Preferred Shares were converted into 103,332 and -0- Common Shares, respectively.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents Medical Inc., its wholly-owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly-owned European subsidiary (the “European Subsidiary”), collectively referred to as “the Company.”

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes that it has adequate funding for more than the next twelve months of operations, however, it may have to raise additional capital to fund its future operations.

As of December 31, 2014, the Company had an accumulated deficit of $124,394,120, which included net losses of $9,321,672 for the year ended December 31, 2014 and $4,677,795 for the year ended December 31, 2013. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

CytoSorbents Corporation is a critical care focused immunotherapy company using blood purification to control severe inflammation –with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc.(formally known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent polymer technology. The Company, through its European Subsidiary, has commenced initial sales and marketing related operations for the CytoSorb® device in the European Union. CytoSorb®, the Company’s flagship product, is approved in the European Union and marketed in twenty-nine countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb® is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, the Company received CE Mark approval for its CytoSorb ® device.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. CytoSorbents has numerous products under development based upon this unique blood purification technology, which is protected by 32 issued U.S. patents and multiple applications pending, including HemoDefend™, ContrastSorb, DrugSorb, and others, with multiple patent applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, method of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from 3 to 12 years.

Recent Corporate Actions

On December 1, 2014, the Company received stockholder approval authorizing our Board of Directors to (i) amend our Articles of Incorporation, as amended, to effect a reverse split of our Common Stock, with a reverse split ratio of twenty-five-to-one (25:1); (ii) amend our Articles of Incorporation, as amended, to reduce the total number of authorized shares of Common Stock from 800,000,000 to 50,000,000, after giving effect to the reverse stock split; (iii) amend our Articles of Incorporation, as amended, to reduce the total number of authorized shares of undesignated preferred stock from 100,000,000 to 5,000,000, after giving effect to the reverse stock split; (iv) implement the form, terms and provisions of the CytoSorbents Corporation 2014 Long-Term Incentive Plan; and (v) change our domicile from the State of Nevada to the State of Delaware through our merger with and into a newly-organized subsidiary organized under the laws of the State of Delaware.

On December 3, 2014, the Company effected a twenty-five-for-one (25:1) reverse split of our common stock. As a result of the twenty-five-for-one (25:1) reverse stock split, shares of its common stock outstanding were reduced by approximately 96%. Immediately after the reverse split, on December 3, 2014 the Company changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby the Company merged with and into the recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger, the Company adopted the certificate of incorporation, as amended and restated, and bylaws of its Delaware subsidiary as its certificate of incorporation and bylaws at effective time of the merger. At the effective time of our merger, (i) the Company merged with and into its Delaware subsidiary, (ii) separate corporate existence in Nevada ceased to exist, (iii) the Delaware subsidiary became the surviving corporation, and (iv) each share of common stock, $0.001 par value per share outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of common stock of CytoSorbents Corporation, a Delaware corporation, $0.001 par value per share. The reverse stock split, the merger and the Agreement and Plan of Merger were approved by our Board of Directors and stockholders representing a majority of our outstanding common stock.

Reverse Stock Split

As discussed above, the Company’s twenty-five-for-one reverse stock split became effective on December 3, 2014. As a result of this action, funds were shifted from the common stock account to the additional paid in capital account to reflect the par value of the reduced number of shares. All share, option and warrant information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

Stock Market Listing

On December 17, 2014 the Company’s common stock was approved for listing on the NASDAQ Capital Market (“NASDAQ”), and it began trading on NASDAQ on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the Parent, CytoSorbents Corporation, and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency translation losses included in net loss amounted to approximately $386,000 and $14,000 for the years ended December 31, 2014 and 2013, respectively. We translate assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments include certificates of deposit with original maturities of greater than three months. The cost of the certificates of deposit approximates fair value. The Company classifies these investments as held-to-maturity securities in accordance with the provisions of ASC-320-10.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $3,756 and -0- at December 31, 2014 and December 31, 2013, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2014 and December 31, 2013 the Company’s inventory was comprised of finished goods, which amounted to $142,693 and $107,098, respectively, work in process which amounted to $326,047 and $100,528, respectively and raw materials which amounted to $68,826 and $37,982, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Revenue Recognition

Product Sales: Revenues from sales of products are recognized when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations.

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

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $142,000 and $269,000 in 2014 and 2013, respectively, and is included in selling, general, and administrative expenses on the consolidated statement of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the previously completed reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership.

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2014 or 2013. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2011 and has no income tax related penalties or interest for the periods presented in these financial statements.

Our European subsidiary, CytoSorbents Europe GmbH annually files a corporate tax return, VAT return, and a trade tax return in Germany.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted, the valuation of preferred shares issued as stock dividends, valuation methods used to determine the fair value of the warrant liability and valuation methods used in determining any debt discount associated with the convertible securities.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

As of December 31, 2014, three distributors accounted for approximately 53 percent of outstanding grant and accounts receivable. As of December 31, 2013, a U.S. Government agency accounted for approximately 66 percent of outstanding accounts receivable. For the year ended December 31, 2014, approximately 24 percent of revenue was from two U.S. government grant agencies and approximately 12 percent of revenues was from one distributor. For the year ended December 31, 2013, approximately 62 percent of revenues were from two U.S. government agencies. For the year ended December 31, 2013, no other agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to their short-term nature.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the recognition requirements of accounting standards for accounting for stock-based compensation for employees and directors whereby each option granted is valued at fair market value on the date of grant. Under these accounting standards, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The Company also follows the guidance of accounting standards for accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants.

Effects of Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-10, which for public business entities will be effective for annual reporting periods beginning after December 15, 2014 and interim periods therein (early adoption permitted), removes the definition of a development stage entity from the Accounting Standards Codification, thereby eliminating the financial reporting distinction between development stage entities from U.S. GAAP. Specifically eliminated are the requirements to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development state entity that in prior years it had been in the development stage. The Company has early adopted ASU 2014-10 within these financial statements.

In May 2014, the Financial Account Standards Board (“FASB”) issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements but may impact the Company’s footnote disclosures.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in Research and Development. Total freight costs amounted to approximately $103,000 and $33,000 for the years ended December 31, 2014 and 2013 respectively.

Reclassifications

Certain reclassifications have been made to the December 31, 2013 financial statements in order to conform to the 2014 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2014	2013	Period

Furniture and fixtures	$186,121	$130,716	7 years
Equipment and computers	2,000,821	1,952,051	3 to 7 years
Leasehold improvements	515,515	462,980	Term of lease
	2,702,457	2,545,747
Less accumulated depreciation and amortization	2,456,636	2,401,354
Property and Equipment, Net	$245,821	$144,393

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $48,429 and $39,891 respectively.

4. OTHER ASSETS:

Other assets consist of the following:

December 31,	2014	2013

Intangible assets, net	$557,528	$360,481
Security deposits	58,270	53,894
Total	$615,798	$414,375

Intangible assets consist of the following:

December 31,	2014		2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$706,796	$149,268	$492,631	$132,150

Amortization expense amounted to $17,118 and $24,459 for the years ended December 31, 2014 and 2013, respectively.

Amortization expense for the next five years will be approximately $26,500 for the year ended December 31, 2015; approximately $26,500 for the year ended December 31, 2016; approximately $21,000 for the year ended December 31, 2017; approximately $14,100 for the year ended December 31, 2018 and approximately $14,000 for the year ended December 31, 2019.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	2014	2013

Professional fees	$293,758	$80,880
Travel and entertainment	107,542	-
Clinical study costs	36,465	15,016
Sales, payroll and income taxes payable	64,745	179,970
Accrued salaries and commissions	204,515	-
Accrued royalties	45,200	15,000
Customer deposits	30,000	-
Board of Director fees	11,250	-
Accrued interest	-	25,326
Accrued financing costs	-	36,371
Other	31,409	9,137
	$824,884	$361,700

6. CONVERTIBLE NOTES:

On June 21, 2013 (the “June Closing Date”), the Company issued convertible notes to certain accredited investors (the “June Purchasers”), whereby the Company agreed to sell and the June Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $1,098,000 (the “June Notes”). The June Notes were to mature one (1) year from the June Closing Date (the “June Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of the Company’s Common Stock at a conversion price of $3.125 at maturity or earlier at the option of the June Purchaser. In connection with the issuance of the June Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $3.75 per share (the “June Warrants”). On June 21, 2014, all outstanding June Notes were converted into 379,469 shares of Common Stock, consisting of 351,360 shares related to the principal value of the June Notes and 28,109 shares of Common Stock for payment of interest earned on the June Notes.

On September 30, 2013 (the “September Closing Date”), the Company issued convertible notes to certain accredited investors (the “September Purchasers”), whereby the Company agreed to sell and the September Purchasers agreed to purchase the convertible notes in the aggregate principal amount of $745,000 (the “September Notes”). The September Notes were to mature one (1) year from the September Closing Date (the “September Maturity Date”), bear interest at an annual rate of 8%, and automatically convert into shares of Common Stock at a conversion price of $2.50 at maturity, or earlier at the option of the September Purchaser. In connection with the issuance of the September Notes, the Company issued warrants to purchase shares of Common Stock, providing 50% coverage, exercisable at $3.125 per share (the “September Warrants”). On September 30, 2014, all outstanding September Notes were converted into 298,000 shares of Common Stock related to the principal value of the September Notes and 23,840 shares of Common Stock for payment of interest earned on the September Notes.

The Company allocates the proceeds associated with the issuance of convertible notes based on the relative fair value of the convertible notes and warrants. Additionally, the Company evaluates if the embedded conversion option results in a beneficial conversion feature by comparing the relative fair value allocated to the convertible notes to the market value of the underlying Common Stock subject to conversion. In connection with the convertible note issuances during the years ended December 31, 2013, the Company received proceeds of $1,843,000. The Company allocated the proceeds in accordance with FASB Codification Topic 470 based on the related fair value as follows: $1,511,883 was allocated to the convertible notes and $171,012 to the warrants. Additionally, the embedded conversion feature resulted in a beneficial conversion feature in the amount of $160,105. The value assigned to the warrants resulting from the relative fair value calculation as well as the value of the beneficial conversion feature is recorded as a debt discount and is presented in the consolidated balance sheets. The debt discount has been amortized to interest expense over the term of the convertible notes. During the years ended December 31, 2014 and 2013, debt discount of approximately $199,000 and $311,000, respectively, was charged to interest expense.

7. INCOME TAXES:

Tax losses amounted to approximately $7,700,000 and $3,300,000 for the years ended December 31, 2014 and December 31, 2013, respectively. The Company’s Federal net operating loss carry forward amounts to approximately $31,663,000 and expires through 2034. The Company’s remaining New Jersey net operating loss carry forward amounts to approximately $7,700,000 and expires in 2034. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. A full valuation allowance equal to the deferred tax asset has been recorded due to the uncertainty that the Company will have the ability to utilize such asset.

During the years ended December 31, 2014 and 2013 the Company utilized the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards to an industrial company, receiving proceeds of approximately $386,000 and $458,000, respectively. There can be no assurance that the Company will again be eligible in the future to participate or be successful in future sales of its New Jersey Net Operating Loss tax carryforwards.

For the years ended December 31, 2014 and December 31, 2013, respectively, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses offset by certain non-deductible expenses for which no benefit has been recorded.

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
Decrease resulting from:
Non-deductible expenses	1.0	2.9
Timing differences	(1.0)	0.9
Change in valuation allowance	34.0	29.8
Net operating losses	—	0.4
Effective tax rate	—%	—%

8. WARRANT LIABILITY:

In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of Common Stock. The Company recognizes these warrants as liabilities at their fair value on the date of grant, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The warrants have certain pricing provisions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances.

The Company recognized an initial warrant liability for the warrants issued in connection with the Offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s Common Stock of $6.00. On December 31, 2014, the five day weighted average closing price per share of Common Stock was $10.22. Due to the fluctuations in the market value of the Company’s Common Stock from March 11, 2014 through December 31, 2014, the Company recorded a change in the fair value of the warrant liability of $2,118,498 during the year ended December 31, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

		Initial
	December 31,	Measurement
	2014	March 11, 2014
Number of shares underlying the warrants	816,000	816,000
Exercise price	$7.8125	$7.8125
Volatility	28.3%	28.3%
Risk-free interest rate	1.43%	1.62%
Expected dividend yield	0	0
Expected warrant life (years)	4.19	5
Stock price	$10.22	$6.00

9. COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through December 2016. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

2015	$211,240
2016	98,445
Total	$309,685

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2014 and 2013 amounted to approximately $328,000 and $315,000, respectively.

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Operating Officer through December 2013, and expects to renew similar agreements for 2015. The agreements provide for annual base salaries of specified amounts.

On May 7, 2013, the Company entered into an employment agreement with Kathleen P. Bloch to become the Company’s Chief Financial Officer. Ms. Bloch’s employment agreement states that she will perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determines. The agreement commences on May 29, 2013 and expires on May 31, 2015 and calls for an initial base salary of $200,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. As a signing bonus, Ms. Bloch was also given a ten-year option to purchase 40,000 shares of the Company’s common stock at an exercise price of $2.90 per share. This option vests in equal installments over the next two years: 20,000 options at the 12 month anniversary, and 20,000 options at 24 month anniversary of the signing of the employment agreement, provided that Ms. Bloch remains a full-time employee of the Company.

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the years ended December 31, 2014 and 2013 the Company recorded royalty expenses of approximately $93,000 and $26,000 respectively.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the years ended December 31, 2014 and 2013 per the terms of the license agreement the Company recorded royalty expenses of approximately $77,000 and $21,000 respectively.

10. STOCKHOLDERS' EQUITY

Preferred Stock

In December 2014, the Company amended its articles of incorporation to reduce the total number of authorized shares of preferred stock after giving effect to the reverse stock split (see Note 2). The amended articles of incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

Conversion of Series A and Series B Preferred Stock into Common Stock.

On October 9, 2014, the Company filed with the Nevada Secretary of State an Amendment (the "Series A Amendment") to the Certificate of Designation, as amended (the "Series A Certificate of Designation") of the Series A Preferred Stock. The Series A Amendment, which became effective on October 9, 2014, (i) amended the Series A Certificate of Designation to allow the stockholders representing eighty percent (80%) of the issued and outstanding shares of Series A Preferred Stock to elect to convert all issued and outstanding shares of Series A Preferred Stock into Common Stock of the Company, $0.001 par value per share (the "Common Stock"), at the then-effective "Conversion Price," as defined in the Series A Certificate of Designation, and (ii) as consideration for approving such amendment, amended the Conversion Price from $31.25 per share to $19.25 per share, except with respect to the shares of Series A Preferred Stock covered by that certain Agreement and Consent dated as of June 25, 2008 by and among the Company and certain holders of Series A Preferred Stock. The fair value of the reduction in the conversion price was determined based on the five day volume weighted average price of the Series A common stock equivalent immediately before and immediately after the reduction in conversion price. Immediately following effectiveness of the Series A Amendment, the stockholders representing over 88 percent (88%) of the then-issued and outstanding Series A Preferred Stock elected to convert all issued and outstanding Series A Preferred Stock into Common Stock at the Conversion Price, as amended. As a result of this election by the holders of Series A Preferred Stock, 1,894,969 shares of Series A Preferred Stock were converted into 4,133 shares of Common Stock.

In addition, on October 9, 2014, the Company also filed with the Nevada Secretary of State an Amendment (the "Series B Amendment") to the Certificate of Designation (the "Series B Certificate of Designation") of the Series B Preferred Stock. The Series B Amendment, which became effective on October 9, 2014, amended the Series B Certificate of Designation to allow the holders of a majority of the Series B Preferred Stock, including NJTC Investment Fund, LP, to elect to convert all issued and outstanding shares of Series B Preferred Stock into Common Stock. Immediately following effectiveness of the Series B Amendment, the stockholders representing over 93 percent (93%) of the then-issued and outstanding Series B Preferred Stock elected to convert all issued and outstanding Series B Preferred Stock into Common Stock. Each share of Series B Preferred Stock had a stated value of $100.00 (the "Series B Stated Value"), and was convertible into that number of shares of Common Stock equal to the Series B Stated Value at a conversion price of $0.90. As consideration for approving the Series B Amendment, the holders of Series B Preferred Stock received a one-time dividend equal to ten percent (10%) of the shares of Series B Preferred Stock then held. As a result of this election by the holders of Series B Preferred Stock, 84,283.99 shares of Series B Preferred Stock were issued a dividend of 10% and then the 92,712.27 shares were converted into 409,778 shares of Common Stock. As a result of the conversion, the carrying value of the Series B stock was reclassified to permanent equity.

After giving effect to the conversions of the Series A Preferred Stock and Series B Preferred Stock described above, there are no shares of Preferred Stock of the Company issued and outstanding as of December 31, 2014.

During the years ended December 31, 2014 and 2013, the Company issued 135,303 and 165,502 shares of Series A Preferred Stock respectively as payment of stock dividends at the stated value of $1.00 per share. The fair value of the non-cash stock dividends, including the value of the conversion price reduction, amounted to $238,313 and $16,601, respectively, for the years ended December 31, 2014 and 2013.

During the years ended December 31, 2014 and 2013, the Company issued 14,499.96 and 7,461.55 shares of Series B Preferred Stock respectively as payment of stock dividends at the stated value of $100.00 per share. The fair value of the non-cash stock dividends, which includes the one-time dividend disclosed above, amounted to $9,028,360 and $2,378,919, respectively, for the years ended December 31, 2014 and 2013.

Determination of Stock Dividend Fair Value

The Company utilizes a five day volume weighted average price of actual closing market prices for the Company’s Common Stock as its basis for estimating the fair value of the preferred stock dividends.

Common Stock

On March 7, 2014, the Company entered into subscription agreements with certain investors providing for the issuance and sale by the Company, or the March 2014 Offering, of 1,632,000 units, or the Units, for an aggregate purchase price of $10,200,000.  Each Unit is comprised of one share of the Company’s common stock, priced at $6.25 per share, par value $0.001 per share and a warrant to purchase 0.50 shares of common stock at an exercise price of $7.8125 per share. The warrants are convertible into a total of 816,000 shares of common stock. Each warrant is exercisable for a period of five (5) years beginning on March 11, 2014, the date of the closing of the sale of these securities, and are only exercisable for cash if at the time of exercise there is an effective registration statement registering the warrants and shares underlying the warrants.

The Company received net proceeds from the March 2014 Offering of approximately $9,451,000 million. The net proceeds received by the Company from the March 2014 Offering will be used for building additional sales and marketing infrastructure, clinical studies, working capital and general corporate purposes.

The Company conducted the March 2014 Offering pursuant to a registration statement on Form S-1 (File No. 333-193053) which was declared effective by the Securities and Exchange Commission on February 14, 2014 and an additional registration statement on Form S-1 (File No. 333-194394) to register an additional amount of securities having a proposed maximum aggregate offering price of $2,762,500, which increased the total registered amount to $16,575,000 assuming the full cash exercise of the warrants for cash. The Company filed a final prospectus on March 7, 2014, disclosing the final terms of the March 2014 Offering.

In connection with the March 2014 Offering, on March 7, 2014, the Company entered into a placement agency agreement with Brean Capital, LLC pursuant to which the placement agent agreed to act as the Company’s exclusive placement agent for the March 2014 Offering and sale of the Units.

In connection with the successful completion of the March 2014 Offering, the placement agent received an aggregate cash placement agent fee equal to 6% of the gross proceeds of the sale of the Units in the Offering and a warrant to purchase 48,960 shares of Common Stock at an exercise price of $7.50 per share exercisable for five years from the effective date of the placement agency agreement. The placement agent warrant contains piggy-back registration rights which expire on the fifth anniversary of the effective date of the registration statement. We have also agreed to reimburse the placement agent for actual out-of-pocket expenses up to a maximum of 2% of gross proceeds from the transaction. We also granted the placement agent a right of first refusal to participate in any subsequent offering or placement of our securities that takes place within twelve months following the effective date of the registration statement.

In December 2014, the Company amended its articles of incorporation to reduce the total number of authorized shares of common stock after giving effect to the reverse stock split (see Note 2). The amended articles of incorporation authorize the issuance of up to 50,000,000 shares with a par value of $0.001 per share.

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

The Company had the right, but not the obligation, to direct LPC to purchase up to $6,000,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company could also accelerate the amount of its common stock to be purchased under certain circumstances. No sales of shares could occur at a purchase price below $2.50 per share or without a registration statement having been declared effective. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. The Company may at any time at its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days’ notice.

The Company issued 46,154 shares of our Common Stock to LPC as a commitment fee for entering into the agreement, and was obligated to issue up to an additional 46,154 shares pro rata as LPC purchases up to $6,000,000 of its Common Stock as directed by the Company. LPC may not assign any of its rights or obligations under the Purchase Agreement. During the years ended December 31, 2014 and 2013 the Company issued a total of 99,336 and 840,851 shares of Common Stock, which includes the commitment shares per the terms of the Purchase Agreement with LPC at an average price of approximately $3.09 and $2.80 per share of Common respectively. The fair value of the Commitment shares has been recorded as a cost of raising capital.

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

The Company had the right, but not the obligation, to direct LPC to purchase up to $8,500,000 of its Common Stock in amounts up to $50,000 as often as every two business days under certain conditions. The Company could also accelerate the amount of its common stock to be purchased under certain circumstances. No sales of shares could occur at a purchase price below $2.50 per share or without a registration statement having been declared effective. The purchase price of the shares was based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. The Company could at any time at its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days’ notice.

There was no up-front commitment fee paid to LPC for entering into the new agreement, however the Company is obligated to issue up to an additional 65,385 shares pro rata as LPC purchases up to $8,500,000 of its Common Stock as directed by the Company. LPC could not assign any of its rights or obligations under the Purchase Agreement.

The Company has not sold any shares of its Common Stock under the New Purchase Agreement since January 17, 2014. The New Purchase Agreement expired pursuant to its terms in August 2014. At the time of expiration, $2,400,000 remained unused under the New Purchase Agreement with LPC.

Stock Option Plans

As of December 31, 2014, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 3,100,000 and 1,600,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2014 there were outstanding options to purchase approximately 927,000 and 1,375,000 shares of common stock reserved under the 2014 Plan and the 2006 Plan, respectively.

The 2014 and 2006 Plans as well as grants issued outside of the Plan are administered by the Board of Directors. The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom incentives are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

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

In December 2014, the Company’s received shareholder approval authorizing the Board of Directors to implement the form, terms and provisions of the 2014 Plan. Accordingly, any options issued to employees under the 2014 Plan will be ISOs within the meaning of Section 422 of the Internal Revenue Code.

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2014 and 2013 amounted to approximately $695,800 and $456,900, respectively. These amounts are included in the statement of operations under the captions research and development ($143,700 and $112,500) and general and administrative ($552,100 and $344,400), respectively.

The summary of the stock option activity for the years ended December 31, 2014 and 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2013	1,466,709	$5.75	6.1
Granted	563,040	$2.75	5.5
Cancelled	(89,400)	$3.00	—
Expired	(1,129)	$192.75	—
Exercised	(22,269)	$1.00	—
Outstanding, December 31, 2013	1,916,951	$5.00	5.1
Granted	732,800	$5.02	8.7
Cancelled	(227,810)	$3.26	—
Expired	(2,502)	$45.80	—
Exercised	(117,252)	$0.97	—
Outstanding, December 31, 2014	2,302,187	$5.37	6.1

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $2.88 to $8.05 per share) and expected life of the stock option (ranging from 5 to 10 years), the current price of the underlying stock and its expected volatility (approximately 28 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (.93 to 2.06 percent) for the term of the stock option.

The weighted-average grant date fair value for options granted during the years ended December 31, 2014 and 2013 amounted to approximately $1.48 and $0.75 per share, respectively. As of December 31, 2014 the Company’s outstanding options had exercise prices ranging from $0.88 to $539.25 per share of Common Stock.

At December 31, 2014, the aggregate intrinsic value of options outstanding and options currently exercisable amounted to approximately $10,001,000. As of December 31, 2014, the Company had options currently exercisable into an aggregate total of 1,427,657 shares of common stock which have a weighted average exercise price of $5.80 per share.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2014 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2012	536,720	$0.85
Granted	732,800	1.47
Cancelled	(194,450)	0.83
Vested	(200,540)	1.91
Non-vested, December 31, 2013	874,530	$1.37

As of December 31, 2014, there was approximately $389,000 of total unrecognized compensation cost related to stock options. In 2014, the Board of Directors has set aside a pool of 548,000 options to be awarded to the Company’s employees if the Company achieves certain specific, predetermined milestones. In January of 2015, the Board of Directors determined that the Company had achieved certain specific 2014 milestones and awarded 441,380 of these options. The total expense associated with these options was approximately $637,000 of which approximately $486,000 has been included in the 2014 financial statements.

The Company has reserved a separate pool of 624,000 shares of restricted stock that may be issued to employees and directors as part of a long term incentive plan tied to corporate objectives.

As of December 31, 2014, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
70,000	$2.500	August 16, 2015
64,000	$3.125	August 16, 2015
53,335	$3.750	August 16, 2015
19,600	$2.500	October 22, 2015
7,840	$3.125	October 22, 2015
6,535	$3.750	October 22, 2015
20,000	$2.500	November 19, 2015
8,000	$3.125	November 19, 2015
6,667	$3.750	November 19, 2015
28,000	$2.500	February 15, 2016
61,600	$3.125	February 15, 2016
56,670	$3.750	February 15, 2016
9,605	$31.250	October 24, 2016
46,668	$4.375	February 15, 2017
175,680	$3.750	June 21, 2018
134,000	$3.150	September 30, 2018
48,960	$7.500	March 11, 2019
796,000	$7.8125	March 11, 2019
1,613,160

11. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2014 and 2013 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options representing approximately 3,915,000 and 2,974,000 incremental shares at December 31, 2014 and 2013, respectively, as well as shares issuable upon conversion of the conversion of Series A & B Convertible Preferred Stock representing -0- and 8,827,720 incremental shares at December 31, 2014 and 2013, respectively, as well as potential shares issuable upon Promissory Note conversion into Common Stock of approximately -0- and 649,360 shares at December 31, 2014 and 2013, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

12. RETIREMENT PLAN

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations. In addition, the Company provides for a matching contribution of twenty percent of the participants contribution on a maximum of a five percent compensation contribution. Matching contributions amounted to approximately $10,500 for the year ended December 31, 2014.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date which include the following:

On January 14, 2015, the Company closed on an underwritten public offering (the “Offering”) consisting of 1,250,000 shares of common stock at a price of $8.25 per share for an aggregate price of $10,312,500.

The Company received net proceeds from the Offering of approximately $9,409,000 million. The net proceeds received by the Company from the Offering will be used to fund clinical studies, expansion of production capacity, support various sales and marketing efforts, product development and general working capital purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-199762) which was declared effective by the Securities and Exchange Commission on January 8, 2015. The Company filed a final prospectus on January 9, 2015, disclosing the final terms of the Offering.

In connection with the Offering, on January 8, 2015, the Company entered into underwriting agreements with Brean Capital, LLC and H.C. Wainwright & Co., LLC (the “Representatives”), who are acting as book-running managers and as representatives of the underwriters in the Offering.

In connection with the successful completion of the Offering, the underwriters received aggregate discounts and commissions of 6% of the gross proceeds of the sale of the shares in the Offering. In addition, the Company agreed to issue warrants to the Representatives (the “Representatives’ warrants”) that allow for the purchase of shares of the Company’s common stock equal to 3% of the aggregate number of shares sold in the Offering. The Representatives’ warrants are exercisable at any time for a period of five years, commencing on the date of the effectiveness of the registration statement, at a price per share equal to 120% of the public offering price per share of the common stock in the Offering. The Company also agreed to reimburse the underwriters for actual out-of-pocket expenses related to the offering. These out-of-pocket expenses amounted to approximately $85,000. The Company also granted the Representatives a right of first refusal to participate in any subsequent offering or placement of our securities that takes place within nine months following the effective date of the registration statement.

As an approved participant of the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority in January 2015 the Company received $385,642 from the sale of our prior unused net operating loss carryovers.

