Form 10-Q
period 2015-06-30
Cytosorbents Corp
filed 2015-08-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015 there were 25,046,990 shares of the issuer’s Common Stock outstanding.

CytoSorbents Corporation

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS

Current Assets:
Cash and cash equivalents	$8,017,344	$3,605,280
Short-term investments	3,188,000	1,944,547
Grants and accounts receivable, net of allowance for doubtful accounts of $3,728 at June 30, 2015 and $3,756 at December 31, 2014	501,042	819,151
Inventories	1,059,945	537,566
Prepaid expenses and other current assets	274,544	700,462
Total current assets	13,040,875	7,607,006

Property and equipment, net	402,823	245,821
Other assets	655,166	615,798
Total Assets	$14,098,864	$8,468,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$417,719	$698,307
Accrued expenses and other current liabilities	717,659	824,884
Deferred revenue	—	833
Warrant liability	1,392,512	2,981,418
Total current liabilities	2,527,890	4,505,442

Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock, 50,000,000 shares authorized; 24,890,521 and 23,304,640 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,891	23,305
Additional paid-in capital	138,727,308	128,106,297
Accumulated other comprehensive income	495,519	227,701
Accumulated deficit	(127,676,744)	(124,394,120)
Total stockholders' equity	11,570,974	3,963,183
Total Liabilities and Stockholders' Equity	$14,098,864	$8,468,625

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$1,476,770	$1,232,476	$773,112	$663,233
Grant income	198,240	850,184	179,657	358,922
Other revenue	12,003	4,167	11,170	2,500
Total revenue	1,687,013	2,086,827	963,939	1,024,655
Cost of revenue	769,912	1,328,688	465,431	666,151
Gross profit	917,101	758,139	498,508	358,504

Other expenses:
Research and development	1,752,684	583,767	801,656	346,993
Legal, financial and other consulting	513,431	402,510	297,913	165,977
Selling, general and administrative	3,141,565	2,277,877	1,626,398	1,208,923
Total expenses	5,407,680	3,264,154	2,725,967	1,721,893
Loss from operations	(4,490,579)	(2,506,015)	(2,227,459)	(1,363,389)

Other income/(expense):
Interest income (expense), net	5,652	(264,858)	3,039	(127,769)
Gain (loss) on foreign currency transactions	(386,603)	(31,292)	61,906	(19,724)
Change in warrant liability	1,588,906	(26,520)	3,596,832	(342,720)
Total other income (expense), net	1,207,955	(322,670)	3,661,777	(490,213)

Income (loss) before benefit from income taxes	(3,282,624)	(2,828,685)	1,434,318	(1,853,602)
Benefit from income taxes	—	—	—	—
Net income (loss)	(3,282,624)	(2,828,685)	1,434,318	(1,853,602)

Preferred Stock Dividend	—	2,488,761	—	1,374,245
Net Income (Loss) available to common shareholders	$(3,282,624)	$(5,317,446)	$1,434,318	$(3,227,847)
Net income (loss) per common share:
Basic	$(0.13)	$(0.47)	$0.06	$(0.27)
Diluted	$(0.13)	$(0.47)	$0.05	$(0.27)
Weighted average number of shares of common stock outstanding:
Basic	24,582,590	11,336,984	24,768,639	12,047,838
Diluted	24,582,590	11,336,984	28,826,158	12,047,838

Net income (loss)	$(3,282,624)	$(2,828,685)	$1,434,318	$(1,853,602)

Other comprehensive income (loss):
Currency translation adjustment	267,818	5,151	(76,361)	4,318
Comprehensive income (loss)	$(3,014,806)	$(2,823,534)	$1,357,957	$(1,849,284)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2014 to June 30, 2015 (Unaudited):

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2014	23,304,640	$23,305	$128,106,297	$227,701	$(124,394,120)	$3,963,183

Stock based compensation - employees, consultants and directors	—	—	146,428	—	—	146,428

Issuance of common stock – offering, net of fees incurred	1,250,000	1,250	9,407,334	—	—	9,408,584

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	267,818	—	267,818

Cashless exercise of warrants	42,403	42	(42)	—	—	—

Proceeds from exercise of warrants	161,200	161	818,089	—	—	818,250

Cashless exercise of stock options	7,573	8	(8)	—	—	—

Proceeds from exercise of stock options	124,705	125	249,210	—	—	249,335

Net loss	—	—	—	—	(3,282,624)	(3,282,624)
Balance at June 30, 2015	24,890,521	$24,891	$138,727,308	$495,519	$(127,676,744)	$11,570,974

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2015	Six months ended June 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,282,624)	$(2,828,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock to consultant for services	—	90,100
Depreciation and amortization	44,428	45,596
Amortization of debt discount	—	162,982
Stock-based compensation	146,428	104,858
Change in warrant liability	(1,588,906)	26,520
Foreign currency transaction losses	284,969	—
Changes in operating assets and liabilities:
Grants and accounts receivable	284,278	122,670
Inventories	(496,208)	(58,078)
Prepaid expenses and other current assets	416,932	240,348
Other assets	(7,134)	(4,912)
Accounts payable and accrued expenses	(360,356)	104,326
Deferred revenue	(833)	(266,526)
Net cash used by operating activities	(4,559,026)	(2,260,801)

Cash flows from investing activities:
Purchases of property and equipment	(192,554)	(54,734)
Patent costs	(45,402)	(61,760)
Proceeds from sales of short-term investments	2,442,547	—
Purchases of short-term investments	(3,686,000)	(4,745,000)
Net cash used by investing activities	(1,481,409)	(4,861,494)

Cash flows from financing activities:
Proceeds from the issuance of common stock	9,408,584	9,751,455
Proceeds from exercise of stock options	249,335	61,105
Proceeds from exercise of warrants	818,250	—
Net cash provided by financing activities	10,476,169	9,812,560
Effect of exchange rates on cash	(23,670)	5,151
Net change in cash and cash equivalents	4,412,064	2,695,416

Cash and cash equivalents - beginning of period	3,605,280	2,183,030

Cash and cash equivalents - end of period	$8,017,344	$4,878,446

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$—

Supplemental schedule of noncash investing and financing activities:

Fair value of warrant liability upon issuance	$—	$862,920
Fair value of shares issued as cost of raising capital	$—	$7,137
Note payable principal and interest conversion to equity	$—	$1,185,840
Costs paid from proceeds in conjunction with issuance of common stock and preferred stock	$903,916	$748,545

Preferred stock dividends	$—	$2,488,761

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2015

1.	BASIS OF PRESENTATION

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes that it has adequate funding for more than the next twelve months of operations, however, it may have to raise additional capital to fund its future operations.

As of June 30, 2015, the Company had an accumulated deficit of $127,676,744, which included net losses of $3,282,624 for the six months ended June 30, 2015 and $2,828,685 for the six months ended June 30, 2014. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a critical care focused immunotherapy company that uses blood purification to modulate inflammation with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc.(formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its platform blood purification technology incorporating a proprietary adsorbent, porous polymer technology. The Company, through its European Subsidiary, conducts sales and marketing related operations for the CytoSorb® device in the EU. CytoSorb®, the Company’s flagship product, is approved in the European Union and marketed in and distributed in thirty-one countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb® is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, the Company received CE Mark approval for its CytoSorb ® device.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 32 issued U.S. patents and multiple applications pending, including HemoDefend™, ContrastSorb, DrugSorb, and others, with multiple patent applications pending both in the United States and internationally. The Company’s intellectual property consists of composition of matter, materials, method of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from 2 to 11 years.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of the European subsidiary, for which the U.S. dollar is the functional currency, are included in operations. Foreign currency transaction losses included in net loss amounted to $386,603 and $31,292 for the six months ended June 30, 2015 and 2014, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the monthly average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

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

Inventories

Inventories are valued at the lower of cost or market. At June 30, 2015 and December 31, 2014, the Company’s inventory was comprised of finished goods, which amounted to $290,826 and $142,693, respectively; work in process which amounted to $692,815 and $326,047, respectively; and raw materials, which amounted to $76,304 and $68,826, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $117,000 and $64,000 for the six months ended June 30, 2015 and 2014, respectively, and approximately $66,000 and $53,000 for the three months ended June 30, 2015 and 2014, respectively. Advertising expenses are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2015 or December 31, 2014. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2011 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

As of June 30, 2015, three distributors accounted for approximately 61% of outstanding grant and accounts receivable. At December 31, 2014, three distributors accounted for approximately 53% of outstanding grant and accounts receivable. For the six months ended June 30, 2015, approximately 12% of revenues was from one U.S. government grant agency. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the six months ended June 30, 2014, approximately 12% of revenues were from one U.S. government grant agency, and no other agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding warrants, stock options and restricted shares.

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

Upon exercise of options, the Company’s policy is to issue new shares of its common stock.

Effects of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements.  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements but may impact the Company’s footnote disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $67,000 and $48,000 for the six months ended June 30, 2015 and 2014, respectively, and approximately $26,000 and $25,000 for the three months ended June 30, 2015 and 2014, respectively.

Reclassifications

Certain reclassifications have been made to the June 30, 2014 financial statements in order to conform to the June 30, 2015 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

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

During the six months ended June 30, 2014, the Company recorded non-cash stock dividends totaling $2,488,761 in connection with the issuance of 4,016.46 shares of Series B Preferred Stock and 89,087 shares of Series A Preferred Stock as stock dividends to its preferred shareholders. In October 2014, all outstanding shares of both the Series A and Series B Preferred Stock were converted to common stock. As a result of these conversions, no shares of Preferred Stock are issued and outstanding as of June 30, 2015 or December 31, 2014, respectively.

Common Stock

On January 14, 2015, the Company closed an underwritten public offering (the “Offering”) consisting of 1,250,000 shares of common stock at a price of $8.25 per share for an aggregate price of $10,312,500.

The Company received net proceeds from the Offering of approximately $9,409,000. The net proceeds received by the Company from the Offering will be used to fund clinical studies, expand production capacity, support various sales and marketing efforts, product development and general working capital purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-199762), which was declared effective by the U.S.Securities and Exchange Commission (the “SEC”) on January 8, 2015. The Company filed a final prospectus on January 9, 2015, disclosing the final terms of the Offering.

In connection with the Offering, on January 8, 2015, the Company entered into underwriting agreements with Brean Capital, LLC and H.C. Wainwright & Co., LLC (the “Representatives”), who acted as book-running managers and as representatives of the underwriters in the Offering.

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

Stock-Based Compensation

During the six months ended June 30, 2015, the Company incurred stock-based compensation expense due to the issuance of stock options and amortization of unvested stock options. The aggregate expense for the six months and three months ended June 30, 2015 is approximately $146,000 and $83,000, respectively, of which approximately $112,000 and $64,000 was recorded in general and administrative expenses and approximately $34,000 and $19,000 was recorded as research and development expenses.

The summary of the stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2015	2,302,187	$5.37	6.1
Granted	626,000	7.98	9.6
Forfeited	(150,779)	4.90	8.8
Exercised	(138,034)	2.22	3.9
Expired	—	—	—
Outstanding, June 30, 2015	2,639,374	6.18	6.4
Exercisable, June 30, 2015	1,713,949	$5.82	5.2

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.20 to $11.48 per share) and expected life of the stock option (ranging from 5 to 10 years), the current price of the underlying stock and its expected volatility (ranging from approximately 28% to 41%), expected dividends on the stock (0%) and the risk free interest rate (0.86% to 1.95%) for the term of the stock option.

At June 30, 2015, the aggregate intrinsic value of options outstanding amounted to approximately $6,209,000 and the intrinsic value of options currently exercisable amounted to approximately $5,586,000.

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2015 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2015	874,530	$1.37
Granted	626,000	3.26
Forfeited	(150,779)	0.06
Vested	(424,326)	0.06

Non-vested, June 30, 2015	925,425	$2.22

As of June 30, 2015, the Company had approximately $406,000 of total unrecognized compensation cost related to stock options which will be amortized over .8 years. In April 2015, the Board of Directors granted a pool of 566,000 options to the Company’s employees which vest upon achievement of certain specific, predetermined milestones. The grant date fair value of these unvested options amounted to approximately $1,388,000. Due to the uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for the six months ended June 30, 2015. The Company will evaluate on an ongoing basis the probability and likelihood of any of these performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

In addition, in April 2015, the Board of Directors also granted a restricted stock pool of 960,000 shares, valued at $7,747,200, which were to be allocated to employees and 240,000 shares, valued at $1,936,000, which were to be allocated to the Board of Directors, which will only vest upon a change in control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan. Due to the uncertainty over whether these restricted shares will vest, which only happens upon a change in control, no charge for these restricted shares has been recorded in the consolidated statement of operations for the six months ended June 30, 2015.

As of June 30, 2015, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

70,000	$2.500	August 16, 2015
28,000	$3.125	August 16, 2015
23,335	$3.750	August 16, 2015
19,600	$2.500	October 22, 2015
7,840	$3.125	October 22, 2015
6,535	$3.750	October 22, 2015
20,000	$2.500	November 19, 2015
8,000	$3.125	November 19, 2015
6,667	$3.750	November 19, 2015
10,000	$2.500	February 15, 2016
52,000	$3.125	February 15, 2016
43,335	$3.750	February 15, 2016
9,605	$31.25	October 24, 2016
46,668	$4.375	February 10, 2017
133,600	$3.750	June 21, 2018
118,000	$3.150	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$7.813	March 11, 2019
30,000	$9.900	January 14, 2020
1,418,145

4.	WARRANT LIABILITY

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

The Company recognized an initial warrant liability for the warrants issued in connection with the Offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s common stock of $6.00. On June 30, 2015 and 2014, the five day weighted average closing price per share of common stock was $6.80 and $6.05, respectively. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through June 30, 2015, the Company recorded a change in the fair value of the warrant liability of $1,588,906 during the six months ended June 30, 2015. Due to fluctuations in the market value of the Company’s common stock from March 31, 2015 to June 30, 2015, the Company recorded a change in the fair value of the warrant liability of $3,596,832 for the three months ended June 30, 2015. Due to the fluctuations in the market value of the Company’s common stock from March 11, 2014 through June 30, 2014, the Company recorded a change in the fair value of the warrant liability of $26,520 during the six months ended June 30, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

	June 30, 2015	June 30, 2014

Number of shares underlying the warrants	736,000	816,000
Exercise price	$7.81	$7.81
Volatility	41.3%	28.3%
Risk-free interest rate	1.23%	1.73%
Expected dividend yield	0	0
Expected warrant life (years)	3.70	4.95
Stock Price	$6.80	$5.05

5.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. These agreements provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for Good Reason, as defined by the agreement. The agreements also provide for certain benefits in the event of a Change in Control of the Company.

The foregoing summary does not purport to be complete and is subject to, and qualified in their entirety by, each of the Agreements, copies of which are incorporated herein by reference.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the six months ended June 30, 2015 and 2014 the Company has recorded royalty costs of approximately $43,000 and $38,000, respectively. For the three months ended June 30, 2015 and 2014 the Company recorded royalty expense of approximately $22,000 and $21,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the six months ended June 30, 2015 and 2014, per the terms of the license agreement, the Company has recorded royalty costs of approximately $57,000 and $30,000, respectively. For the three months ended June 30, 2015 and 2014 the Company recorded royalty costs of approximately $29,000 and $16,000, respectively.

6.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the six months ended June 30, 2015 and 2014 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 4,058,000 and 3,929,000 incremental shares at June 30, 2015 and 2014, respectively, as well as shares issuable upon conversion of Series A and Series B Preferred Stock representing approximately -0- and 9,275,000 incremental shares at June 30, 2015 and 2014, respectively, as well as potential shares issuable upon Note conversion into common stock representing approximately -0- and 298,000 incremental shares for the six months ended June 30, 2015 and 2014, respectively, and the three months ended June 30, 2014 have been excluded from the computation of diluted loss per share as they are anti-dilutive. For the three months ended June 30, 2015, outstanding warrants and options representing approximately 4,058,000 shares have been included in the calculation of diluted earnings per share.

7.	SUBSEQUENT EVENT

On July 29, 2015, the Company’s registration statement on Form S-3, as filed with the SEC on July 23, 2015, was declared effective using a “shelf” registration process. Under this shelf registration statement, the Company may issue, in one or more offerings, any combination of common stock, preferred stock senior or subordinated debt securities, warrants, or units, up to a total dollar amount of $100 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

Overview

We are a critical care focused immunotherapy company that uses blood purification to modulate inflammation with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending both in the United States and internationally. Our intellectual property consist of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from two to 11 years.

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

Our CE Mark enables CytoSorb® to be sold throughout all 28 countries of the EU. In addition, many countries outside the EU accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb® to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, cytokine release syndrome in CAR T-cell and other activated T-cell cancer immunotherapy, and many other conditions where cytokine-induced inflammation plays a detrimental role.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb® was safe in this critically-ill population, and that it was able to broadly reduce key cytokines. We plan to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

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

As of August 1, 2015, our sales force includes our VP of Sales and Marketing, our International Sales Director, six active direct sales people, seven sales support staff and one contract sales person.

We have complemented our direct sales efforts with sales to distributors and corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In April 2014, we announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council, or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In August 2014, we announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation, which was subsequently terminated by us in March 2015 due to the complexity of FDA product registration in Taiwan. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb® for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb® in Italy, AlphaMedix Ltd to distribute CytoSorb® in Israel, and TekMed Pty Ltd to distribute CytoSorb® in Australia and New Zealand for critical care and cardiac surgery applications.

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

In February 2015, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & CO KGaA, the world’s largest dialysis company, to commercialize the CytoSorb® therapy. Under the terms of the agreement, Fresenius Medical Care has exclusive rights to distribute CytoSorb® for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. Fresenius committed to annual minimum purchases of CytoSorb® to maintain exclusivity in these countries. The partnership will allow Fresenius Medical Care to offer an innovative and easy to use blood purification therapy for removing cytokines in patients that are treated in the intensive care unit.  To promote the success of CytoSorb®, Fresenius will also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for larger, clinical collaborations in the future.

We are continually evaluating other potential distributor and strategic partner networks in other major countries where we are approved to market the device.

Concurrent with our commercialization plans, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We are currently conducting a matched pairs analysis, dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for seven days. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from our first European Sepsis Trial, and help shape the trial protocol for a pivotal sepsis study.

In addition, we now have more than 50 investigator-initiated studies being planned in Germany, Austria, and the United Kingdom in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients, which will provide additional clinical data.

In February 2015, the U.S. Food and Drug Administration, or FDA, approved our Investigational Device Exemption, or IDE, application to commence a planned U.S. cardiac surgery feasibility study.  This single-arm study in 20 patients and three U.S. clinical sites represents the first part of a larger clinical trial strategy intended to support the approval of CytoSorb® in the U.S. for intra-operative use during cardiac surgery. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in 8 clinical centers.

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

We have been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, and the U.S. Air Force.

In September 2013, the National Heart, Lung, and Blood Institute, or NHLBI, a division of the National Institutes of Health, or NIH, awarded us a Phase I Small Business Innovation Research, or SBIR, contract valued at $231,351 to further advance our HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. We successfully completed the Phase I program and have been invited to apply for the Phase II SBIR, which has now been submitted.

In June 2013, we announced that the U.S. Air Force will fund a 30 patient, single site, randomized controlled human pilot study in the United States amongst trauma patients with rhabdomyolysis. The primary endpoint is myoglobin removal. The FDA approved our Investigational Device Exemption, or IDE, application for this study and we also received ethics committee approval, allowing the study to commence. However, because of the stringency of our inclusion criteria, and because of the patient mix seen at our single center, we have experienced difficulty in enrolling patients. We have subsequently modified one of the key inclusion criteria and have expanded the number of clinical trial sites to three in a revised protocol which has been approved by the FDA. Though we do not expect to receive material direct funding from this $3 million budgeted program, the study may generate valuable data that can be used commercially or in future trauma studies.

In September 2012, we were awarded a Phase II SBIR contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $753,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. As of June 30, 2015, we received approximately $649,000 in funding under this contract. The contract expired in June 2015.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for its “Dialysis-Like Therapeutics”, or DLT program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system, or GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract with DARPA is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 3 of the program and are currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, which are responsible for integrating the technology that we and others have developed into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. As of June 30, 2015, we have received approximately $2,998,000 and have approximately $808,000 not yet billed under this contract.

Results of Operations

Comparison for the six months ended June 30, 2015 and 2014:

Revenues:

Revenue from product sales was approximately $1,477,000 in the six months ended June 30, 2015, as compared to approximately $1,232,000 in the six months ended June 30, 2014, an increase of approximately $245,000, or 20%. This increase was driven by the continued growth in direct sales as well as the expansion of sales to our growing distributor network, which was offset by the negative impact of the decline in the exchange rate of the Euro relative to the U.S. dollar. The impact of the decline in the exchange rate of the Euro was approximately $259,000, or 19% of sales, for the six months ended June 30, 2015.

Grant income was approximately $198,000 for the six months ended June 30, 2015 as compared to approximately $850,000 for the six months ended June 30, 2014 as a result of the conclusion during 2014 of several significant grants.

As a result of the decrease in grant income, for the six months ended June 30, 2015, we generated total revenue of approximately $1,687,000, as compared to revenues of approximately $2,087,000, for the six months ended June 30, 2014, a decrease of approximately $400,000, or 19%.

Cost of Revenues:

For the six months ended June 30, 2015 and 2014, cost of revenue was approximately $770,000 and $1,329,000, respectively. The decrease is directly related to a decrease of approximately $676,000 of direct labor and other costs being deployed toward grant-funded activities, which has the effect of decreasing the amount of costs allocated to cost of revenue. Product cost of revenues increased approximately $117,000 during the six months ended June 30, 2015 as compared to the six months ended June, 2014 due to increased sales. Product gross margins were approximately 61% for the six months ended June 30, 2015, as compared to approximately 63% for the six months ended June 30, 2014.

Research and Development Expenses:

For the six months ended June 30, 2015, research and development expenses were approximately $1,753,000 as compared to research and development expenses of approximately $584,000 for the six months ended June 30, 2014. The increase of approximately $1,169,000 in research and development expenses was primarily due to a decrease of approximately $676,000 of direct labor and other costs being deployed toward grant-funded activities, which had the effect of increasing the amount of our non-reimbursable research and development costs. In addition, salaries and other costs related to our various clinical studies increased approximately $413,000 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $513,000 for the six months ended June 30, 2015, as compared to approximately $403,000 for the six months ended June 30, 2014. The increase of approximately $110,000 was due to an increase in legal fees related to general corporate and governance matters of approximately $64,000 and an increase in employment agency fees of approximately $53,000 related to the hiring of certain highly-qualified personnel.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $3,142,000 for the six months ended June 30, 2015, as compared to approximately $2,278,000 for the six months ending June 30, 2014. The increase of approximately $864,000 in selling, general, and administrative expenses was due to increases in salaries, commissions and related costs of approximately $322,000 due to the impact of headcount additions and an additional approximately $73,000 of salary increases for named executive officers; additional sales and marketing costs; which include advertising and conferences of approximately $139,000; an increase in stock transfer, filing and stock exchange fees of approximately $100,000 due to costs associated with our listing on the NASDAQ Capital Market and our first annual meeting of stockholders in 2015; an increase in royalty and license expenses of approximately $37,000 due to higher sales in 2015, an increase in travel and entertainment costs of approximately $28,000 and an increase in costs associated with the operations in Europe of approximately $71,000 primarily attributable to increases in other operating expenses associated with the ramp up of the business in Germany.

Interest Income/(Expense):

For the six months ended June 30, 2015, interest income was approximately $6,000, as compared to interest expense of approximately $265,000 for the six months ended June 30, 2014. The decrease in net interest expense was solely due to the interest payable and amortization of financing costs related to our convertible notes which were converted to common stock during 2014.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The change in warrant liability resulted in other income approximately $1,589,000 for the six months ended June 30, 2015, and other expense of approximately $27,000 for the six months ended June 30, 2014, The change in warrant liability was as a result of the change in the fair value of the warrant liability from December 31, 2014 to June 30, 2015 and from March 11, 2014 (the date of our $10,200,000 2014 offering) to June 30, 2014. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

Comparison for the three months ended June 30, 2015 and 2014:

Revenues:

The Company generated total revenues of approximately $964,000 and $1,025,000 for the three months ending June 30, 2015 and June 30, 2014, respectively. Product revenues were approximately $773,000 for the quarter ended June 30, 2015, as compared to product revenues of $663,000 for the quarter ended June 30, 2014. This $110,000 or approximately 17% increase in product revenues was a result of continued growth of direct sales as well as expansion of sales to our growing distributor network. Product sales were also negatively impacted by the decline in the exchange rate of the Euro. The impact of the decline in the exchange rate of the Euro was approximately $147,000, or 19% of sales, for the three months ended June 30, 2015. Additionally, grant revenue and other income was approximately $191,000 and $361,000 for the three month periods ended June 30, 2015 and 2014, respectively, as a result of the conclusion during 2014 of several significant grants.

Cost of Revenues:

For the three months ended June 30, 2015 and 2014, cost of revenue was approximately $465,000 and $666,000, respectively. The decrease in cost of revenues is directly related to a decrease of direct labor and other costs being deployed toward grant-funded activities, which has the effect of decreasing the amount of costs allocated to cost of revenue. Product gross margins were approximately 63% for the three months ended June 30, 2015, as compared to approximately 65% for the three months ended June 30, 2014.

Research and Development Expenses:

For the three months ending June 30, 2015, research and development costs were approximately $802,000, as compared to research and development costs of approximately $347,000 for the three months ended June 30, 2014, an increase of approximately $455,000 or 131%. This increase was primarily due to a decrease of approximately $254,000 of direct labor and other costs being deployed toward grant-funded activities in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which had the effect of increasing the amount of our non-reimbursable research and development costs. In addition, salaries and other costs related to our various clinical studies increased approximately $155,000 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting costs were approximately $298,000 for the three months ending June 30, 2015, as compared to legal financial and other consulting costs of approximately $166,000 for the three months ended June 30, 2014. This increase of approximately $132,000 was primarily due to legal fees related to general corporate and governance matters as well as consulting fees related to Sarbanes Oxley compliance.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $1,626,000 for the three months ended June 30, 2015, compared to approximately $1,209,000 for the three months ended June 30, 2013, an increase of approximately $417,000. This was primarily due to increases in payroll related costs of approximately $171,000, increased royalties and license fees of approximately $20,000 due to increases in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $73,000 and an increase in stock transfer, filing and stock exchange fees of approximately $76,000 due to costs associated with our listing on the NASDAQ Capital Market and our first annual meeting of stockholders in 2015.

Interest (Income)/Expense Net:

For the three months ended June 30, 2015, the Company’s net interest income was approximately $3,000, as compared to net interest expense of approximately $128,000 for the three months ended June 30, 2014. The decrease in net interest expense is primarily due to interest and amortization of financing costs related to convertible notes which were converted to common stock during 2014.

Change in Warrant Liability:

The change in warrant liability resulted in other income approximately $3,597,000 for the three months ended June 30, 2015, and other expense of approximately $343,000 for the three months ended June 30, 2014. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2015, we had an accumulated deficit of approximately $127,677,000, which included losses of approximately $3,283,000 and $2,829,000 for the six month periods ended June 30, 2015 and 2014, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of its debt and equity securities. At June 30, 2015, we had current assets of approximately $13,041,000 including cash on hand and short-term investments of approximately $11,205,000 and current liabilities of approximately $2,528,000. We believe we have sufficient cash to fund our operations into 2016; however, we may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies. In addition, we may require additional capital to support our sales and marketing efforts, to fund clinical studies, to expand our production capacity, to further develop our products, and for general working capital purposes.

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

As of June 30, 2015, we had an accumulated deficit of approximately $127,677,000, which included net losses of $3,283,000 for the six months ended June 30, 2015, and $2,829,000 for the six months ended June 30, 2014. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based upon their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2015.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may require additional capital in the future to fund our operations

As of June 30, 2015, we had current assets of approximately $13,041,000, including cash on hand of approximately $8,017,000 and short-term investments of approximately $3,188,000 and current liabilities of approximately $2,858,000. On January 14, 2015, we received approximately $9,409,000 in net proceeds in connection with a registered offering of our common stock. Our cash burn was approximately $5,400,000 for the six months ended June 30, 2015. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have experienced substantial operating losses since inception. As of June 30, 2015, we had an accumulated deficit of $127,676,744, which included net losses of $3,282,624 for the six months ended June 30, 2015 and $2,828,685 for the six months ended June 30, 2014. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We depend upon key personnel who may terminate their employment with us at any time.

As of August 1, 2015, we have 52 full-time employees and several full-time temporary employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer; and Dr. Robert Bartlett, our Chief Medical Officer, who works with us on a consulting basis. While we currently have long-term employment agreements in place with Dr. Chan, Ms. Bloch and Mr. Capponi, Dr. Bartlett does not have a long term consulting agreement in place. Although we are discussing formalizing our consulting agreement with Dr. Bartlett, there can be no assurance that Dr. Bartlett or other members of our management team under contract will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

Our Chief Medical Officer works with us on a consulting basis.

Our Chief Medical Officer, Dr. Robert Bartlett, works with us on a consulting basis. As a result of this consulting arrangement, Dr. Bartlett works with us on a part-time basis and may not be available to us on an immediate basis.

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

Our common stock closed as high as $8.75 and as low as $3.00 per share between January 1, 2014 and December 2, 2014 on the OTCQB. On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our then recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, CytoSorbents received approval for up-listing to The NASDAQ Capital Market and our common stock began trading on the NASDAQ Capital Market on December 23, 2014. Our common stock closed as high as $14.99 and as low as $5.20 per share between December 23, 2014 and August 10, 2015. On August 10, 2015 the closing price of our common stock, as reported on the NASDAQ Capital Market was $6.48. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our then recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which became effective on December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which as of June 30, 2015 approximately 25,109,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

10.1	Employment Agreement, dated as of July 14, 2015, by and between CytoSorbents Corporation, CytoSorbents Medical, Inc. and Phillip P. Chan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2015).
10.2	Employment Agreement, dated as of July 14, 2015, by and between CytoSorbents Corporation, CytoSorbents Medical, Inc. and Kathleen P. Bloch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2015).
10.3	Employment Agreement, dated as of July 14, 2015, by and between CytoSorbents Corporation, CytoSorbents Medical, Inc. and Vincent Capponi (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2015).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2014 to June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 13, 2015	By:	/s/ Phillip Chan
Name: Phillip Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

