Form 10-Q
period 2015-09-30
Cytosorbents Corp
filed 2015-11-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015 there were 25,365,673 shares of the issuer’s Common Stock outstanding.

CytoSorbents Corporation

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS

Current Assets:
Cash and cash equivalents	$7,385,591	$3,605,280
Short-term investments	1,943,000	1,944,547
Grants and accounts receivable, net of allowance for doubtful accounts of $4,474 at September 30, 2015 and $3,756 at December 31, 2014	553,383	819,151
Inventories	1,337,185	537,566
Prepaid expenses and other current assets	372,332	700,462
Total current assets	11,591,491	7,607,006

Property and equipment, net	479,537	245,821
Other assets	731,272	615,798
Total Assets	$12,802,300	$8,468,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$526,670	$698,307
Accrued expenses and other current liabilities	756,336	824,884
Deferred revenue	—	833
Warrant liability	2,163,840	2,981,418
Total current liabilities	3,446,846	4,505,442

Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common Stock, 50,000,000 shares authorized; 25,177,005 and 23,304,640 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25,177	23,305
Additional paid-in capital	139,408,750	128,106,297
Accumulated other comprehensive income	445,712	227,701
Accumulated deficit	(130,524,185)	(124,394,120)
Total stockholders' equity	9,355,454	3,963,183
Total Liabilities and Stockholders' Equity	$12,802,300	$8,468,625

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$2,548,229	$2,264,237	$1,071,459	$1,031,761
Grant income	470,406	978,271	272,166	128,087
Other revenue	11,987	6,666	—	2,499
Total revenue	3,030,622	3,249,174	1,343,625	1,162,347
Cost of revenue	1,408,742	1,804,578	638,830	475,890
Gross profit	1,621,880	1,444,596	704,795	686,457

Other expenses:
Research and development	2,619,018	1,464,059	866,334	880,292
Legal, financial and other consulting	802,153	451,731	288,722	49,221
Selling, general and administrative	4,841,600	3,518,374	1,700,035	1,240,497
Total expenses	8,262,771	5,434,164	2,855,091	2,170,010
Loss from operations	(6,640,891)	(3,989,568)	(2,150,296)	(1,483,553)

Other income/(expense):
Interest income (expense), net	8,842	(311,458)	3,190	(46,600)
Gain (loss) on foreign currency transactions	(315,594)	(234,089)	70,993	(202,797)
Change in warrant liability	817,578	208,080	(771,328)	234,600
Total other income (expense), net	510,826	(337,467)	(697,145)	(14,797)

Loss before benefit from income taxes	(6,130,065)	(4,327,035)	(2,847,441)	(1,498,350)
Benefit from income taxes	—	—	—	—
Net loss	(6,130,065)	(4,327,035)	(2,847,441)	(1,498,350)
Preferred stock dividend	—	3,769,819	—	1,281,058
Net loss available to common shareholders	$(6,130,065)	$(8,096,854)	$(2,847,441)	$(2,779,408)
Basic and diluted net loss per common share	$(0.25)	$(0.69)	$(0.11)	$(0.22)
Weighted average number of shares of common stock outstanding:	24,812,707	11,727,573	25,037,538	12,496,014

Net loss	$(6,130,065)	$(4,327,035)	$(2,847,441)	$(1,498,350)

Other comprehensive income (loss):
Currency translation adjustment	218,011	123,183	(49,807)	118,032
Comprehensive loss	$(5,912,054)	$(4,203,852)	$(2,897,248)	$(1,380,318)

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2015 (Unaudited):

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income	Deficit	Equity

Balance at December 31, 2014	23,304,640	$23,305	$128,106,297	$227,701	$(124,394,120)	$3,963,183

Stock based compensation - employees, consultants and directors	—	—	260,232	—	—	260,232

Issuance of common stock – offering, net of fees incurred	1,250,000	1,250	9,407,334	—	—	9,408,584

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	218,011	—	218,011

Cashless exercise of warrants	51,810	52	(52)	—	—	—

Proceeds from exercise of warrants	305,202	305	1,272,119	—	—	1,272,424

Cashless exercise of stock options	10,648	11	(11)	—	—	—

Proceeds from exercise of stock options	254,705	254	362,831	—	—	363,085

Net loss	—	—	—	—	(6,130,065)	(6,130,065)
Balance at September 30, 2015	25,177,005	$25,177	$139,408,750	$445,712	$(130,524,185)	$9,355,454

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,130,065)	$(4,327,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock to consultant for services	—	180,100
Depreciation and amortization	78,430	70,449
Amortization of debt discount	—	198,644
Bad debt expense	—	3,236
Stock-based compensation	260,232	150,273
Change in warrant liability	(817,578)	(208,080)
Foreign currency transaction losses	211,547	—
Changes in operating assets and liabilities:
Grants and accounts receivable	237,202	(112,183)
Inventories	(769,352)	(141,467)
Prepaid expenses and other current assets	322,000	380,308
Other assets	(7,134)	(4,568)
Accounts payable and accrued expenses	(206,763)	(109,500)
Deferred revenue	(833)	(269,026)
Net cash used by operating activities	(6,822,314)	(4,188,849)

Cash flows from investing activities:
Purchases of property and equipment	(296,362)	(89,495)
Patent costs	(127,848)	(89,762)
Proceeds from sales of short-term investments	3,936,547	—
Purchases of short-term investments	(3,935,000)	(7,346,994)
Net cash used by investing activities	(422,663)	(7,526,251)

Cash flows from financing activities:
Proceeds from the issuance of common stock	9,408,584	9,751,455
Proceeds from exercise of stock options	363,085	90,855
Proceeds from exercise of warrants	1,272,424	—
Net cash provided by financing activities	11,044,093	9,842,310
Effect of exchange rates on cash	(18,805)	123,183
Net change in cash and cash equivalents	3,780,311	(1,749,607)

Cash and cash equivalents - beginning of period	3,605,280	2,183,030

Cash and cash equivalents - end of period	$7,385,591	$433,423

See accompanying notes to consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

Fair value of warrant liability upon issuance	$—	$862,920
Fair value of shares issued as cost of raising capital	$—	$7,137
Note payable principal and interest conversion to equity	$—	$1,990,440
Costs paid from proceeds in conjunction with issuance of common stock and preferred stock	$903,916	$748,545

Preferred stock dividends	$—	$3,769,819

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2015

1.	BASIS OF PRESENTATION

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2015. The results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes that it has adequate funding for more than the next twelve months of operations, however, it may have to raise additional capital to fund its future operations.

As of September 30, 2015, the Company had an accumulated deficit of $130,524,185, which included net losses of $6,130,065 for the nine months ended September 30, 2015 and $4,327,035 for the nine months ended September 30, 2014. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy commercializing its CytoSorb® blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its European Subsidiary, conducts sales and marketing related operations for the CytoSorb® device. CytoSorb®, the Company’s flagship product, is approved in the European Union and marketed in and distributed in thirty-one countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb® is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, the Company received CE Mark approval for its CytoSorb ® device.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 32 issued U.S. patents and multiple applications pending, including HemoDefend™, ContrastSorb, DrugSorb, and others, with multiple patent applications pending both in the United States and internationally. The Company’s intellectual property consists of composition of matter, materials, method of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from two to 11 years.

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

Stock Market Listing

On December 17, 2014, the Company’s common stock was approved for listing on the NASDAQ Capital Market (“NASDAQ”), and it began trading on NASDAQ on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the Parent, CytoSorbents Corporation, and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of the European subsidiary, for which the U.S. dollar is the functional currency, are included in operations. Foreign currency transaction losses included in net loss amounted to $315,594 and $234,089 for the nine months ended September 30, 2015 and 2014, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the monthly average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

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

Inventories

Inventories are valued at the lower of cost or market. At September 30, 2015 and December 31, 2014, the Company’s inventory was comprised of finished goods, which amounted to $473,452 and $142,693, respectively; work in process, which amounted to $791,243 and $326,047, respectively; and raw materials, which amounted to $72,490 and $68,826, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $200,000 and $94,000 for the nine months ended September 30, 2015 and 2014, respectively, and approximately $84,000 and $30,000 for the three months ended September 30, 2015 and 2014, respectively. Advertising expenses are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2015 or December 31, 2014. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2011 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

Concentration of Credit Risk

The Company from time to time maintains cash balances with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

As of September 30, 2015, four distributors accounted for approximately 54% of outstanding grant and accounts receivable. At December 31, 2014, three distributors accounted for approximately 53% of outstanding grant and accounts receivable. For the nine months ended September 30, 2015, approximately 16% of our revenues was from one U.S. government grant agency. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the nine months ended September 30, 2014, approximately 19% of revenues were from one U.S. government grant agency, and no other agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2014, the FASB issued ASU 2015-14 which deferred the effective date by one year. Accordingly, the updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period beginning after December 31, 2016. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” ASU 2015-11 clarifies current guidance regarding the valuation of inventory. The ASU requires that inventory be measured at the lower of cost or net realizable value. This ASU does not apply to inventory that is measured using the last-in, first-out (LIFO) or the retail inventory method. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2015-11 will have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $98,000 and $77,000 for the nine months ended September 30, 2015 and 2014, respectively, and approximately $32,000 and $29,000 for the three months ended September 30, 2015 and 2014, respectively.

Reclassifications

Certain reclassifications have been made to the September 30, 2014 financial statements in order to conform to the September 30, 2015 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

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

During the nine months ended September 30, 2014, the Company recorded non-cash stock dividends totaling $3,769,819 in connection with the issuance of 6,072.18 shares of Series B Preferred Stock and 135,303 shares of Series A Preferred Stock as stock dividends to its preferred shareholders. In October 2014, all outstanding shares of both the Series A Preferred Stock and Series B Preferred Stock were converted to common stock. As a result of these conversions, no shares of Preferred Stock were issued and outstanding as of September 30, 2015 or December 31, 2014.

Common Stock

On January 14, 2015, the Company closed an underwritten public offering (the “Offering”) consisting of 1,250,000 shares of common stock at a price of $8.25 per share for an aggregate price of $10,312,500.

The Company received net proceeds from the Offering of approximately $9,409,000. The net proceeds received by the Company from the Offering are being used to fund clinical studies, expand production capacity, support various sales and marketing efforts, product development and general working capital purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-199762), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 8, 2015. The Company filed a final prospectus on January 9, 2015, disclosing the final terms of the Offering.

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

On July 29, 2015, the Company’s registration statement on Form S-3, as filed with the SEC on July 23, 2015, was declared effective using a “shelf” registration process. Under this shelf registration statement, the Company may issue, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants, or units, up to a total dollar amount of $100 million.

Stock-Based Compensation

During the nine months ended September 30, 2015, the Company incurred stock-based compensation expense due to the issuance of stock options and amortization of unvested stock options. The aggregate expense for the nine months and three months ended September 30, 2015 is approximately $260,000 and $150,000, respectively, of which approximately $181,000 and $130,000 was recorded in general and administrative expenses and approximately $79,000 and $20,000 was recorded as research and development expenses.

The summary of the stock option activity for the nine months ended September 30, 2015 is as follows:

		Weighted
		Average	Weighted
		Exercise Price	Average Remaining
	Shares	per Share	Life (Years)

Outstanding, January 1, 2015	2,302,187	$5.37	6.1
Granted	660,000	7.90	9.3
Forfeited	(164,587)	5.18	8.5
Exercised	(275,114)	1.62	3.3
Expired	—	—	—
Outstanding, September 30, 2015	2,522,486	6.45	6.4
Exercisable, September 30, 2015	1,616,228	$6.22	5.1

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.20 to $11.48 per share) and expected life of the stock option (ranging from 5 to 10 years), the current price of the underlying stock and its expected volatility (ranging from approximately 28% to 72%), expected dividends on the stock (0%) and the risk free interest rate (0.86% to 1.95%) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of September 30, 2015 of $6.31 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2015	Price	Life (Years)	Value
$5.20 - $11.48	2,522,486	$6.45	6.40	$4,762,886

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2015	Price	Value
1,616,228	$6.22	$4,241,896

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2015 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2015	874,530	$1.37
Granted	660,000	3.30
Forfeited	(176,746)	0.17
Vested	(451,526)	0.13

Non-vested, September 30, 2015	906,258	$2.36

As of September 30, 2015, the Company had approximately $426,000 of total unrecognized compensation cost related to stock options which will be amortized over 0.81 years. In April 2015, the Board of Directors granted options to purchase 566,000 shares of common stock to the Company’s employees which will vest upon achievement of certain specific, predetermined milestones. The grant date fair value of these unvested options amounted to approximately $1,388,000. Due to the uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for the nine months ended September 30, 2015. The Company has and will continue to evaluate on an ongoing basis the probability and likelihood of any of these predetermined performance milestones being achieved and will accrue charges as it becomes likely that they will be achieved.

In addition, in April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the nine months ended September 30, 2015.

As of September 30, 2015, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date

19,600	$2.500	October 22, 2015
7,840	$3.125	October 22, 2015
6,535	$3.750	October 22, 2015
20,000	$2.500	November 19, 2015
8,000	$3.125	November 19, 2015
6,667	$3.750	November 19, 2015
10,000	$2.500	February 15, 2016
52,000	$3.125	February 15, 2016
10,001	$3.750	February 15, 2016
9,605	$31.25	October 24, 2016
40,001	$4.375	February 10, 2017
133,600	$3.750	June 21, 2018
118,000	$3.150	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$7.813	March 11, 2019
30,000	$9.900	January 14, 2020
1,256,809

4.	WARRANT LIABILITY

In connection with its $10,200,000 offering, which closed on March 11, 2014 ( the “March 2014 Offering), the Company issued warrants to purchase 816,000 shares of common stock. The Company recognizes these warrants as liabilities at their fair value on the date of grant, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The warrants have certain pricing provisions which apply if the Company sells or issues common stock or common stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances.

The Company recognized an initial warrant liability for the warrants issued in connection with the March 2014 Offering. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s common stock of $6.00. On September 30, 2015 and 2014, the five day weighted average closing price per share of common stock was $6.41 and $5.60, respectively. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through September 30, 2015, the Company recorded a change in the fair value of the warrant liability of $817,578 during the nine months ended September 30, 2015. Due to fluctuations in the market value of the Company’s common stock from June 30, 2015 to September 30, 2015, the Company recorded a change in the fair value of the warrant liability of $771,328 for the three months ended September 30, 2015. Due to the fluctuations in the market value of the Company’s common stock from March 11, 2014 through September 30, 2014, the Company recorded a change in the fair value of the warrant liability of $208,080 during the nine months ended September 30, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model are as follows:

	September 30, 2015	September 30, 2014

Number of shares underlying the warrants	736,000	816,000
Exercise price	$7.81	$7.81
Volatility	72.3%	28.3%
Risk-free interest rate	1.02%	1.60%
Expected dividend yield	0	0
Expected warrant life (years)	3.44	4.44
Stock Price	$6.41	$5.60

5.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. These agreements provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a Change in Control of the Company, as defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb® device. For the nine months ended September 30, 2015 and 2014, the Company has recorded royalty costs of approximately $74,000 and $68,000, respectively. For the three months ended September 30, 2015 and 2014 the Company recorded royalty expense of approximately $31,000 and $30,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the nine months ended September 30, 2015 and 2014, per the terms of the license agreement, the Company has recorded royalty costs of approximately $99,000 and $57,000, respectively. For the three months ended September 30, 2015 and 2014 the Company recorded royalty costs of approximately $42,000 and $27,000, respectively.

6.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the nine months ended September 30, 2015 and 2014 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 3,779,295 and 3,881,960 incremental shares at September 30, 2015 and 2014, respectively, as well as shares issuable upon conversion of Series A Preferred Stock and Series B Preferred Stock representing approximately -0- and 9,379,000 incremental shares at September 30, 2015 and 2014, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

7.	SUBSEQUENT EVENTS

In October 2015, the Company was awarded a Phase II Small Business Innovation Research (“SBIR”) contract by the National Heart, Lung, and Blood Institute (“NHLBI”), a division of the National Institutes of Health (“NIH”) to help advance the Company’s HemoDefend™ blood purification technology towards commercialization for the purification of packed red blood cell (pRBC) transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads”, provides for maximum funding of $1,521,671 over a two year period, with funding to start immediately.

On November 4, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and Co., as agent (“Cantor ”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $25,000,000 (the “Shares”) Any shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-205806), and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on July 29, 2015 (the “Registration Statement”), as supplemented by a prospectus supplement, dated November 4, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

Under the Sales Agreement, Cantor may sell Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any existing trading market for the Common Stock or to or through a market maker. In addition, under the Sales Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. The Company may instruct Cantor not to sell Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement of (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein.

The Company will pay a commission rate of 3.0% of the aggregate gross proceeds from each sale of Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement not to exceed $50,000.

The Company intends to use the net proceeds raised through any “at the market” sales for research and development activities, which include the funding of additional clinical studies and costs of obtaining regulatory approvals in countries not covered by the CE Mark, capital expenditures and other costs necessary to expand production capacity, support of various sales and marketing efforts, product development and general working capital purposes.

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

Overview

We are a leader in critical care immunotherapy commercializing our CytoSorb® blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending both in the United States and internationally. Our intellectual property consist of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from two to 11 years.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb® in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who completed their sales training in Q3 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2014, we had more than 150 key opinion leaders (KOLs) in our direct sales territories and the United Kingdom in critical care, cardiac surgery, and blood purification who were either using CytoSorb® or committed to using CytoSorb® in the near future.

As of November 1, 2015, our sales force includes our VP of Sales and Marketing, our International Sales Director, six active direct sales people, seven sales support staff and one contract sales person.

We have complemented our direct sales efforts with sales to distributors and corporate partners. In 2013, we reached agreements with distributors in theUK, Ireland, Turkey, Russia, and the Netherlands; in Russsia we are awaiting final regulatory approval. In April 2014, we announced distribution of CytoSorb® in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council, or GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In August 2014, we announced exclusive distribution of CytoSorb® in Taiwan with Hemoscien Corporation, which was subsequently terminated by us in March 2015 due to the complexity of FDA product registration in Taiwan. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb® for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb® in Italy, AlphaMedix Ltd to distribute CytoSorb® in Israel, and TekMed Pty Ltd to distribute CytoSorb® in Australia and New Zealand.

We have been expanding the number and scope of our strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon, Ltd. (“Biocon”), Asia’s largest biotech company, with an initial distribution agreement for India and select emerging markets, under which Biocon will have the exclusive commercialization rights for CytoSorb® initially focused on sepsis. In September 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher minimum purchases of CytoSorb® to maintain distribution exclusivity and to conduct and publish results from multiple Investigator-Initiated studies and patient case studies.

In addition, in November 2014, we entered into an initial partnership agreement with a leading global medical device company in cardiac surgery and other cardiovascular diseases, to use CytoSorb® intra-operatively during cardiac surgery in France. Under the terms of the agreement, the partnership commenced with a market evaluation period to determine various market parameters, to obtain clinical data, and to build key opinion leader support in France. Following a successful evaluation, the parties plan to jointly determine how to expand upon both the size and geographic footprint of its partnership.

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & CO KGaA (“Fresenius Medical Care”), the world’s largest dialysis company, to commercialize the CytoSorb® therapy. Under the terms of the agreement, Fresenius Medical Care has exclusive rights to distribute CytoSorb® for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. Fresenius committed to annual minimum purchases of CytoSorb® to maintain exclusivity in these countries. The partnership will allow Fresenius Medical Care to offer an innovative and easy to use blood purification therapy for removing cytokines in patients that are treated in the intensive care unit.  To promote the success of CytoSorb®, Fresenius will also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for larger, clinical collaborations in the future.

We are continually evaluating other potential distributor and strategic partner networks in other major countries where we are approved to market the device.

Concurrent with our commercialization plans, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We are currently finalizing a matched pairs analysis, dose ranging trial in Germany amongst eight clinical trial sites to evaluate the safety and efficacy of CytoSorb® when used continuously for 24 hours and up to seven days of treatment, each day with a new device. Data from this dosing study are intended to help clinicians with additional treatment options for CytoSorb®, help support the positive clinical data from our first European Sepsis Trial, and help shape the trial protocol for a pivotal sepsis study.

In addition, we now have more than 50 investigator-initiated studies being planned in Germany, Austria, and the UK in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients, which will provide additional clinical data.

In February 2015, the U.S. Food and Drug Administration, or FDA, approved our Investigational Device Exemption, or IDE, application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin)amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represents the first part of a larger clinical trial strategy intended to support the approval of CytoSorb® in the U.S. for intra-operative use during cardiac surgery.

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

The market focus for CytoSorb® is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the intensive care unit such as infection and sepsis, trauma, burn injury, acute respiratory distress syndrome, or ARDS, pancreatitis, liver failure, and others. Sepsis is a major unmet medical need, and currently no approved products in the United States or Europe exist to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb® in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb® - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure

•	HemoDefend™ – a development-stage blood purification technology designed to remove contaminants in blood transfusion products with the goal of reducing transfusion reactions and improve the safety of older blood

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization with the goal of preventing contrast-induced nephropathy

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy, etc.)

•	BetaSorb™ – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively with the goal of improving the efficacy of dialysis or hemofiltration

We have been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, and the U.S. Air Force.

In October 2015, the Company was awarded a Phase II Small Business Innovation Research, or SBIR, contract by the National Heart, Lung, and Blood Institute, or NHLBI, a division of the National Institutes of Health, or NIH, to help advance the Company’s HemoDefend™ blood purification technology towards commercialization for the purification of packed red blood cell (pRBC) transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads”, provides for maximum funding of approximately $1,520,000 over a two year period, with funding to start immediately.

In September 2013, the NHLBI, a division of the NIH, awarded us a Phase I SBIR contract valued at $231,351 to further advance our HemoDefend™ blood purification technology for packed red blood cell (“pRBC”) transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend™ hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. We successfully completed the Phase I program and have been awarded a contract for the Phase II SBIR, as discussed above.

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

In September 2012, we were awarded a Phase II SBIR contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $753,000 with the granting agency. This work was supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. We received approximately $749,000 in funding under this contract, which expired in June 2015.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for its “Dialysis-Like Therapeutics”, or DLT program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, the global positioning system, or GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract with DARPA is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 3 of the program and are currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, which are responsible for integrating the technology that we and others have developed into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. As of September 30, 2015, we have received approximately $3,289,000 and have approximately $537,000 not yet billed under this contract.

Results of Operations

Comparison for the nine months ended September 30, 2015 and 2014:

Revenues:

Revenue from product sales was approximately $2,548,000 in the nine months ended September 30, 2015, as compared to approximately $2,264,000 in the nine months ended September 30, 2014, an increase of approximately $284,000, or 13%. This increase was driven by the continued growth in direct sales as well as the expansion of sales to our growing distributor network, which was offset by the negative impact of the decline in the exchange rate of the Euro relative to the U.S. dollar. The impact of the decline in the exchange rate of the Euro was approximately $410,000, or 16% of sales, for the nine months ended September 30, 2015.

Grant income was approximately $470,000 for the nine months ended September 30, 2015 as compared to approximately $978,000 for the nine months ended September 30, 2014 as a result of the conclusion during 2014 of several significant grants.

As a result of the decrease in grant income, for the nine months ended September 30, 2015, we generated total revenues of approximately $3,031,000, as compared to total revenue of approximately $3,249,000, for the nine months ended September 30, 2014, a decrease of approximately $218,000, or 7%.

Cost of Revenues:

For the nine months ended September 30, 2015 and 2014, cost of revenue was approximately $1,409,000 and $1,805,000, respectively. The decrease is directly related to a decrease of approximately $676,000 of direct labor and other costs being deployed toward grant-funded activities, which has the effect of decreasing the amount of costs allocated to cost of revenue. Product cost of revenues increased approximately $139,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to increased sales. Product gross margins were approximately 62% for the nine months ended September 30, 2015, as compared to approximately 63% for the nine months ended September 30, 2014.

Research and Development Expenses:

For the nine months ended September 30, 2015, research and development expenses were approximately $2,619,000 as compared to research and development expenses of approximately $1,464,000 for the nine months ended September 30, 2014. The increase of approximately $1,155,000 in research and development expenses was primarily due to a decrease of approximately $451,000 of direct labor and other costs being deployed toward grant-funded activities, which had the effect of increasing the amount of our non-reimbursable research and development costs. In addition, salaries and other costs related to our various clinical and investigator-initiated studies increased approximately $735,000 and salaries related to non-clinical research and development activities increased approximately $128,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $802,000 for the nine months ended September 30, 2015, as compared to approximately $452,000 for the nine months ended September 30, 2014. The increase of approximately $350,000 was due to an increase in legal fees related to general corporate and governance matters of approximately $182,000, an increase in employment agency fees of approximately $68,000 related to the hiring of certain highly-qualified personnel and an increase in consulting fees of approximately $80,000 related to marketing and compliance activities.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $4,842,000 for the nine months ended September 30, 2015, as compared to approximately $3,518,000 for the nine months ending September 30, 2014. The increase of approximately $1,324,000 in selling, general, and administrative expenses was due to increases in salaries, commissions and related costs of approximately $659,000 due to the impact of headcount additions and an additional approximately $110,000 of salary increases for named executive officers; additional sales and marketing costs; which include advertising and conferences of approximately $302,000; an increase in stock transfer, filing and stock exchange fees of approximately $131,000 due to costs associated with our listing on the NASDAQ Capital Market and our first annual meeting of stockholders in 2015; an increase in royalty and license expenses of approximately $49,000 due to higher sales in 2015 and an increase in travel and entertainment costs of approximately $73,000.

Interest Income/(Expense), Net:

For the nine months ended September 30, 2015, interest income was approximately $9,000, as compared to interest expense of approximately $311,000 for the nine months ended September 30, 2014. The decrease in net interest expense was solely due to the interest payable and amortization of financing costs related to our convertible notes which were converted to common stock during 2014.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2015, the loss on foreign currency transactions was approximately $316,000 as compared to $234,000 for the nine months ended September 30, 2014, an increase of approximately $82,000. This increase is directly related to the decline in the Euro exchange rate at September 30, 2015 as compared to September 30, 2014. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2015 and $1.27 per Euro at September 30, 2014.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The change in warrant liability resulted in other income approximately $818,000 and $208,000 for the nine months ended September 30, 2015 and 2014, respectively. The change in warrant liability was as a result of the change in the fair value of the warrant liability from December 31, 2014 to September 30, 2015 and from March 11, 2014 (the date of our $10,200,000 offering) to September 30, 2014. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

Comparison for the three months ended September 30, 2015 and 2014:

Revenues:

The Company generated total revenues of approximately $1,344,000 and $1,162,000 for the three months ending September 30, 2015 and 2014, respectively. Product revenues were approximately $1,071,000 for the quarter ended September 30, 2015, as compared to product revenues of $1,032,000 for the quarter ended September 30, 2014. This $39,000, or approximately 4%, increase in product revenues was a result of continued growth of direct sales. Product sales were also negatively impacted by the decline in the exchange rate of the Euro. The impact of the decline in the exchange rate of the Euro was approximately $150,000, or 14% of sales, for the three months ended September 30, 2015. Additionally, grant revenue and other income was approximately $272,000 and $131,000 for the three month periods ended September 30, 2015 and 2014, respectively.

Cost of Revenues:

For the three months ended September 30, 2015 and 2014, cost of revenue was approximately $639,000 and $476,000, respectively. The increase in cost of revenues is directly related to an increase of direct labor and other costs being deployed toward grant-funded activities, which has the effect of increasing the amount of costs allocated to cost of revenue. Product gross margins were approximately 63% for each of the three month periods ended September 30, 2015 and 2014, respectively.

Research and Development Expenses:

For the three months ending September 30, 2015, research and development costs were approximately $866,000, as compared to research and development costs of approximately $880,000 for the three months ended September 30, 2014, a decrease of approximately $14,000 or 2%. This decrease was primarily due to an increase of approximately $234,000 of direct labor and other costs being deployed toward grant-funded activities in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, which had the effect of decreasing the amount of our non-reimbursable research and development costs. Also, materials and supplies related to our various research and development activities decreased approximately $157,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  These decreases were offset by increases in salaries and other costs related to our various clinical and investigator initiated studies of approximately $295,000 and salaries related to non-clinical research and development activities increased approximately $43,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting costs were approximately $289,000 for the three months ending September 30, 2015, as compared to legal financial and other consulting costs of approximately $49,000 for the three months ended September 30, 2014. This increase of approximately $240,000 was primarily due to legal fees of approximately $118,000 that were related to general corporate and governance matters and an increase in consulting fees of approximately $93,000 primarily related to Sarbanes-Oxley compliance, marketing activities, and other matters.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $1,700,000 for the three months ended September 30, 2015, compared to approximately $1,240,000 for the three months ended September 30, 2014, an increase of approximately $460,000. This was primarily due to increases in payroll related costs of approximately $336,000, increased royalties and license fees of approximately $12,000 due to increases in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $166,000 and an increase in stock transfer, filing and stock exchange fees of approximately $31,000 due to costs associated with our listing on the NASDAQ Capital Market and our first annual meeting of stockholders in 2015, and an increase in travel-related expenses of approximately $45,000. These increases were offset by a decrease in consulting expenses of approximately $143,000.

Interest Income/(Expense), Net:

For the three months ended September 30, 2015, the Company’s net interest income was approximately $3,000, as compared to net interest expense of approximately $47,000 for the three months ended September 30, 2014. The decrease in net interest expense is primarily due to interest and amortization of financing costs related to convertible notes which were converted to common stock during 2014.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2015, the gain on foreign currency transactions was approximately $71,000 as compared to a loss of approximately $203,000 for the three months ended September 30, 2014, an increase of approximately $274,000. This increase is directly related to the increase in the Euro exchange rate during the three months ending September 30, 2015 as compared to the decrease in the Euro exchange rate during three months ending September 30, 2014. During the three months ended September 30, 2015, the exchange rate increased from $1.10 per Euro to $1.12 per Euro. During the three months ended September 30, 2014, the exchange rate decreased from $1.36 per Euro to $1.27 per Euro.

Change in Warrant Liability:

The change in warrant liability resulted in other expense approximately $771,000 for the three months ended September 30, 2015, and other income of approximately $235,000 for the three months ended September 30, 2014. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2015, we had an accumulated deficit of approximately $130,524,000, which included losses of approximately $6,130,000 and $4,327,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of its debt and equity securities. At September 30, 2015, we had current assets of approximately $11,591,000 including cash on hand and short-term investments of approximately $9,329,000 and current liabilities of approximately $3,447,000. We believe we have sufficient cash to fund our operations into 2016; however, we may need to raise additional capital to fully fund pivotal trials in the U.S. and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies. In addition, we may require additional capital to support our sales and marketing efforts, to fund clinical studies, to expand our production capacity, to further develop our products, and for general working capital purposes.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe that we have adequate funding for the next twelve months of operations, however, we may have to raise additional capital to fund our future clinical activities, including clinical trials.

As of September 30, 2015, we had an accumulated deficit of approximately $130,524,000, which included net losses of $6,130,000 for the nine months ended September 30, 2015, and $4,327,000 for the nine months ended September 30, 2014. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, selling, general and administrative expenses and more recently, the costs associated with clinical trials and related activities. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2015.

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

We may require additional capital in the future to fund our operations

As of September 30, 2015, we had current assets of approximately $11,591,000, including cash on hand of approximately $7,386,000 and short-term investments of approximately $1,943,000 and current liabilities of approximately $3,447,000. Our gross cash burn was approximately $7,864,000 for the nine months ended September 30, 2015. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have experienced substantial operating losses since inception. As of September 30, 2015, we had an accumulated deficit of $130,524,185, which included net losses of $6,130,065 for the nine months ended September 30, 2015 and $4,327,035 for the nine months ended September 30, 2014. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We depend upon key personnel who may terminate their employment with us at any time.

As of November 1, 2015, we have 50 full-time employees and several full-time temporary employees. Our success will depend to a significant degree upon the continued services of our key management and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer; and Dr. Robert Bartlett, our Chief Medical Officer, who works with us on a consulting basis. While we currently have long-term employment agreements in place with Dr. Chan, Ms. Bloch and Mr. Capponi, Dr. Bartlett does not have a long term consulting agreement in place. Although we are discussing formalizing our consulting agreement with Dr. Bartlett, there can be no assurance that Dr. Bartlett or other members of our management team under contract will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our common stock closed as high as $8.75 and as low as $3.00 per share between January 1, 2014 and December 2, 2014 on the OTCQB. On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our then recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, CytoSorbents received approval for up-listing to The NASDAQ Capital Market and our common stock began trading on the NASDAQ Capital Market on December 23, 2014. Our common stock closed as high as $14.99 and as low as $5.20 per share between December 23, 2014 and November 10, 2015. On November 10, 2015 the closing price of our common stock, as reported on the NASDAQ Capital Market was $8.00. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

•	fluctuations in our operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors; and

•	general market conditions.

Although shares of our common stock currently trade on the NASDAQ Capital Market under the symbol “CTSO”, there is no assurance that our stock will not continue to be volatile while listed on NASDAQ in the future.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our then recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which became effective on December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which as of September 30, 2015 approximately 24,823,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

Historically, our common stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On December 17, 2014, our common stock was approved for trading on the NASDAQ Capital Market, or NASDAQ, and on December 23, 2014, our common stock began trading on NASDAQ under the symbol “CTSO.” Although currently listed on NASDAQ, there can be no assurance that we will continue to meet NASDAQ’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our common stock. If we are unable to maintain listing on the NASDAQ or if a liquid market for our common stock does not develop, our common stock may remain thinly traded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2014 to September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 13, 2015	By:	/s/ Dr. Phillip P. Chan
Name: Dr. Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2015	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)