Form 10-Q
period 2016-03-31
Cytosorbents Corp
filed 2016-05-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016 there were 25,410,101 shares of the issuer’s Common Stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Report includes our trademarks and trade names, such as CytoSorb®, BetaSorb™ and HemoDefend™, which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend to use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	December 31,
	(Unaudited)	2015
ASSETS

Current Assets:
Cash and cash equivalents	$3,537,425	$5,316,851
Short-term investments	2,490,000	2,192,000
Grants and accounts receivable, net of allowance for doubtful accounts of $8,278 at March 31, 2016 and $3,275 at December 31, 2015	760,159	648,869
Inventories	1,059,628	1,190,681
Prepaid expenses and other current assets	194,093	511,927
Total current assets	8,041,305	9,860,328

Property and equipment, net	569,222	557,289
Other assets	901,625	836,749
Total long-term assets	1,470,847	1,394,038
Total Assets	$9,512,152	$11,254,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$860,692	$684,633
Accrued expenses and other current liabilities	769,880	723,018
Warrant liability at fair value	1,617,834	1,636,128
Total current liabilities	3,248,406	3,043,779

Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common Stock, 50,000,000 shares authorized; 25,406,056 and 25,397,056 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25,406	25,397
Additional paid-in capital	140,261,680	140,126,731
Accumulated other comprehensive income	338,820	584,317
Accumulated deficit	(134,362,160)	(132,525,858)
Total stockholders' equity	6,263,746	8,210,587
Total Liabilities and Stockholders' Equity	$9,512,152	$11,254,366

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Sales	$1,597,449	$703,658
Grant income	212,733	18,583
Other revenue	—	833
Total revenue	1,810,182	723,074
Cost of revenue	819,499	304,481
Gross margin	990,683	418,593
Other Expenses:
Research and development	856,122	951,028
Legal, financial and other consulting	254,551	215,518
Selling, general and administrative	1,970,104	1,515,167
Total expenses	3,080,777	2,681,713

Loss from operations	(2,090,094)	(2,263,120)
Other income/(expense):
Interest income/(expense), net	3,906	2,613
Gain (loss) on foreign currency transactions	231,592	(448,509)
Change in warrant liability	18,294	(2,007,926)
Total other income (expense), net	253,792	(2,453,822)

Loss before benefit from income taxes	(1,836,302)	(4,716,942)
Benefit from income taxes	—	—
Net Loss available to common shareholders	$(1,836,302)	$(4,716,942)

Basic and diluted net loss per common share	$(0.08)	$(0.19)
Weighted average number of shares of common stock outstanding	24,401,167	24,394,474

Net loss	$(1,836,302)	$(4,716,942)
Other comprehensive income:
Currency translation adjustment	(245,496)	344,179
Comprehensive loss	$(2,081,798)	$(4,372,763)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2016 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2015	25,397,056	$25,397	$140,126,731	$584,317	$(132,525,858)	$8,210,587

Stock based compensation - employees, consultants and directors	-	-	107,083	-	-	107,083

Other comprehensive income/(loss): foreign translation adjustment	-	-	-	(245,497)	-	(245,497)

Proceeds from exercise of stock options	1,000	1	2,874	-	-	2,875

Proceeds from exercise of warrants	8,000	8	24,992	-	-	25,000

Net loss					(1,836,302)	(1,836,302)
Balance at March 31, 2016	25,406,056	$25,406	$140,261,680	$338,820	$(134,362,160)	$6,263,746

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,836,302)	$(4,716,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,406	21,125
Stock-based compensation	107,083	63,580
Change in warrant liability	(18,294)	2,007,926
Foreign currency translation (gain) loss	(231,592)	448,509
Changes in operating assets and liabilities:
Grants and accounts receivable	(95,116)	104,425
Inventories	249,137	(140,711)
Prepaid expenses and other current assets	320,373	543,085
Other assets	-	(7,134)
Accounts payable and accrued expenses	211,240	(283,500)
Deferred revenue	-	(833)
Net cash used by operating activities	(1,261,065)	(1,960,470)

Cash flows from investing activities:
Purchases of property and equipment	(35,811)	(104,005)
Patent costs	(71,108)	(36,167)
Proceeds from sales of short-term investments	-	1,246,547
Purchases of short-term investments	(298,000)	(2,241,000)
Net cash used by investing activities	(404,919)	(1,134,625)

Cash flows from financing activities:
Equity contributions - net of fees incurred	-	9,408,584
Proceeds from exercise of stock options	25,000	10,007
Proceeds from exercise of warrants	2,875	593,250
Net cash provided by financing activities	27,875	10,011,841
Effect of exchange rates on cash	(141,317)	(103,399)
Net change in cash and cash equivalents	(1,779,426)	6,813,347

Cash and cash equivalents - beginning of period	5,316,851	3,605,280

Cash and cash equivalents - end of period	$3,537,425	10,418,627

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$—

Supplemental schedule of noncash investing and financing activities:

Costs paid from proceeds in conjunction with issuance of common stock	$—	$903,916

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2016

1.	BASIS OF PRESENTATION

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 9, 2016. The results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2016, the Company had an accumulated deficit of $134,362,160, which included net losses of $1,836,302 for the three months ended March 31, 2016 and $4,716,942 for the three months ended March 31, 2015. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable the Company to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy commercializing its CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its European Subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, we formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which is expected to begin operations in the second quarter of 2016, will provide marketing and direct sales in Switzerland. CytoSorb, the Company’s flagship product, is approved in the European Union and marketed in and distributed in thirty-two countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, the Company received CE Mark approval for its CytoSorb device.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 32 issued U.S. patents and multiple applications pending, including HemoDefend, ContrastSorb, DrugSorb, and others, with multiple patent applications pending both in the United States and internationally. The Company’s intellectual property consists of composition of matter, materials, method of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from approximately 1 to 10 years. Management believes that any expiring patents will not have a significant impact on our ongoing business.

Stock Market Listing

On December 17, 2014 the Company’s common stock was approved for listing on the NASDAQ Capital Market (NASDAQ), and it began trading on NASDAQ on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the parent, CytoSorbents Corporation, and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the financial statements include also CytoSorbents Switzerland GmbH, a wholly owned subsidiary of CytoSorbents Europe GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of the European subsidiary, for which the U.S. dollar is the functional currency, are included in operations. Foreign currency transaction gains/(losses) included in net loss amounted to approximately $232,000 and $(449,000) for the three months ended March 31, 2016 and 2015, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $8,278 and $3,275 at March 31, 2016 and December 31, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market. At March 31, 2016 and December 31, 2015, the Company’s inventory was comprised of finished goods, which amounted to $227,664 and $382,099, respectively; work in process which amounted to $776,771 and $758,562, respectively; and raw materials, which amounted to $55,193 and $50,020, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $79,610 and $51,000 for the three months ended March 31, 2016 and 2015, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2016 or December 31, 2015. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2012 and has no income tax related penalties or interest for the periods presented in these financial statements.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

The Company’s European subsidiary annually files a corporate tax return, VAT return and a trade tax return in Germany.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted, and valuation methods used to determine the fair value of the warrant liability.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

As of March 31, 2016, one distributor and one government agency accounted for approximately 30% of outstanding grant and accounts receivable. At December 31, 2015, three distributors accounted for approximately 48% of outstanding grant and accounts receivable. For the three months ended March 31, 2016, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended March 31, 2015, approximately 42% of revenues were from three distributors. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for Lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. The Company is currently evaluating the impact of the updated guidance on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is discussed above and is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, also discussed above. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2016-08 will have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2016-10 will have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $34,000 and $41,000 for the three months ended March 31, 2016 and 2015, respectively.

Reclassifications

Certain reclassifications have been made to the March 31, 2015 financial statements in order to conform to the 2016 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

3.	STOCKHOLDERS' EQUITY

Preferred Stock

In December 2014, the Company amended and restated its articles of incorporation to reduce the total number of authorized shares of preferred stock. The amended and restated articles of incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

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

November 4, 2015 Controlled Equity Offering

On November 4, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and Co., as agent (“Cantor”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) Any Shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-205806), and the related prospectus previously declared effective by the Securities and Exchange Commission (the SEC) on July 29, 2015 (the “Registration Statement”), as supplemented by a prospectus supplement, dated November 4, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Since it was established on November 4, 2015 through March 31, 2016, the Company sold 28,880 shares at an average selling price of $8.02 per share, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the quarter ended March 31, 2016.

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

January 14, 2015 Public Offering

On January 14, 2015, the Company closed an underwritten public offering (“Offering”) consisting of 1,250,000 shares of common stock at a price of $8.25 per share for an aggregate price of $10,312,500. The Company received net proceeds from the Offering of approximately $9,409,000. The net proceeds received by the Company from the Offering are being used to fund clinical studies, expand production capacity, support various sales and marketing efforts, product development and general working capital purposes.

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-199762), which was declared effective by the on January 8, 2015. The Company filed a final prospectus on January 9, 2015, disclosing the final terms of the Offering.

In connection with the Offering, on January 8, 2015, the Company entered into underwriting agreements with Brean Capital, LLC and H.C. Wainwright & Co., LLC (“Representatives”), who acted as book-running managers and as representatives of the underwriters in the Offering.

In connection with the successful completion of the Offering, the underwriters received aggregate discounts and commissions of 6% of the gross proceeds of the sale of the shares in the Offering. In addition, the Company agreed to issue warrants to the Representatives (“Representatives’ warrants”) that allow for the purchase of 30,000 shares of the Company’s common stock. The Respresentative Warrants had a fair value of approximately $30,000 on the date of the closing. The Representatives’ Warrants are exercisable at any time for a period of five years, commencing on the date of the effectiveness of the registration statement, at a price per share equal to 120% of the public offering price per share of the common stock in the Offering. The Company also agreed to reimburse the underwriters for actual out-of-pocket expenses related to the Offering, which amounted to approximately $85,000. The Company also granted the Representatives a right of first refusal to participate in any subsequent offering or placement of the Company’s securities that takes place within nine months following the effective date of the registration statement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2016 and 2015 amounted to approximately $107,000 and $64,000, respectively. These amounts are included in the statement of operations under the captions research and development ($29,000 and $16,000) and general and administrative ($78,000 and $48,000), respectively.

The summary of the stock option activity for the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2015	2,477,279	$6.56	6.2
Granted	16,119	$5.09	9.1
Forfeited	(4,550)	$5.50	--
Expired	(2,400)	$31.25	--
Exercised	(1,000)	$2.88	--
Outstanding, March 31, 2016	2,485,448	$6.53	5.9

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.67 to $5.63 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (66.8 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (1.24 to 1.81 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of March 31, 2016 of $3.92 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2016	Price	Life (Years)	Value
$0.88 - $166.00	2,485,448	$6.53	5.9	$1,126,246

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2016	Price	Value
1,741,681	$6.11	$1,107,927

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2016 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2016	794,708	$2.72
Granted	16,119	2.77
Forfeited	(4,550)	1.64
Vested	(62,510)	0.69
Non-vested, March 31, 2016	743,767	$2.89

As of March 31, 2016, the Company had approximately $333,000 of total unrecognized compensation cost related to stock options which will be amortized over 0.96 years. In April 2015, the Board of Directors granted options to purchase 566,000 shares of common stock to the Company’s employees which will vest upon achievement of certain specific, predetermined milestones. The grant date fair value of these unvested options amounted to approximately $1,388,000. Due to the uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for the three months ended March 31, 2016.

The Board of Directors is evaluating whether any of these predetermined performance milestones have been met and expects to make a decision during the second quarter of 2016.

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three months ended March 31, 2016.

As of March 31, 2016, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
9,605	$31.250	October 24, 2016
40,001	$4.375	February 10, 2017
117,600	$3.750	June 21, 2018
118,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$7.8125	March 11, 2019
30,000	$9.900	January 14, 2020
1,100,166

4.	WARRANT LIABILITY

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

The Company recognized an initial warrant liability for the warrants issued in connection with the offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s common stock of $6.00. On March 31, 2016 and 2015, the closing price per share of common stock was $3.92 and $13.87, respectively. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2015 through March 31, 2016, the Company recorded a decrease in the fair value of the warrant liability of $18,294 during the three months ended March 31, 2016. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014, 2014 through March 31, 2015, the Company recorded an increase in the fair value of the warrant liability of $2,007,926 during the three months ended March 31, 2015.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

	March 31,	March 31,
	2016	2015

Number of shares underlying the warrants	736,000	736,000
Exercise price	$7.81	$7.81
Volatility	77.70%	28.30%
Risk-free interest rate	0.86%	1.12%
Expected dividend yield	0	0
Expected warrant life (years)	2.95	3.95
Stock Price	$3.92	$13.87

5.	COMMITMENTS AND CONTINGENCIES

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended March 31, 2016 and 2015 the Company has recorded royalty costs of approximately $47,000 and $20,000, respectfully.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2016 and 2015, per the terms of the license agreement, the Company has recorded royalty costs of approximately $63,000 and $28,000, respectfully.

6.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2016 and 2015 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 3,685,000 and 3,717,000 incremental shares at March 31, 2016 and 2015 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notes Regarding Forward Looking Statements

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

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

We are a leader in critical care immunotherapy commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending both in the U.S. and internationally. Our intellectual property consist of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from approximately one to 10 years. Management believes that any expiring patents will not have a significant impact on our ongoing business.

 In March 2011, our flagship product, CytoSorb, an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, received CE mark approval. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive 93/42/EEC in the EU. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the intensive care unit, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly intensive care unit treatment, thereby potentially saving significant healthcare costs.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined us and completed their sales training in the third quarter of 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2015, we had hundreds of Key Opinion Leaders (“KOLs”) in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary is expected to begin operations during the second quarter of 2016.

As of May 1, 2016, our sales force includes 11 direct sales people, one contract sales person and 12 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam.

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

In addition, we now have more than 55 investigator-initiated studies planned, with 12 in an advanced stage, 13 ready to enroll, and four completed around the world. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

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

The study is designed to evaluate the safety of CytoSorb when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. As of April 30, 2016, the trial is approximately 60% enrolled and is expected to be completed by mid-2016.

The market focus of CytoSorb is prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the intensive care unit such as infection and sepsis, trauma, burn injury, acute respiratory distress syndrome (ARDS), and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions and is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce the excessive levels of cytokines and other inflammatory toxins, to help reduce the systemic inflammatory response syndrome (SIRS) response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb – an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal of HemoDefend is to reduce transfusion reactions and improve the safety of transfused blood products.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b 2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, and the U.S. Air Force.

In March 2016, we were awarded a Phase I Small Business Innovation Research, or SBIR, contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of March 31, 2016, we received approximately $50,000 and have approximately $100,000 remaining under this contract.

In October 2015, we were awarded a Phase II SBIR, contract by the National Heart, Lung, and Blood Institute (NHLBI), a division of the National Institutes of Health, to help advance our HemoDefend blood purification technology towards commercialization for the purification of packed red blood cell(pRBC) transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads”, provides for maximum funding of approximately $1,520,000 over a two year period. As of March 31, 2016, we have received approximately $87,000 and have approximately $1,433,000 remaining under this contract.

In September 2013, the NHLBI awarded us a Phase I SBIR contract valued at $203,351 to further advance our HemoDefend blood purification technology for pRBC transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

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

In September 2012, we were awarded a Phase II Small Business Innovation Research (SBIR) contract by the U.S. Army Medical Research and Materiel Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. As of March 31, 2016, we received approximately $803,0000 in funding under this contract and no further amounts are expected from this amendment.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (DLT), program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 4 of the program and are currently working with the recently announced systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by us and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. As of March 31, 2016, we have received approximately $3,576,000 to date and have approximately $224,000 remaining under this contract.

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015:

Revenues:

Revenue from product sales was approximately $1,597,000 in the three months ended March 31, 2016, as compared to approximately $704,000 in the three months ended March 31, 2015, an increase of approximately $893,000, or 127%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $213,000 for the three months ended March 31, 2016 as compared to approximately $19,000 for the three months ended March 31, 2015 as a result of revenue recognized from new grants and billable milestones achieved on existing grants.

As a result of the increases in both product sales and grant income, for the three months ended March 31, 2016, we generated total revenue of approximately $1,810,000, as compared to revenues of approximately $723,000, for the three months ended March 31, 2015, an increase of approximately $1,087,000, or 150%.

Cost of Revenues:

For the three months ended March 31, 2016 and 2015, cost of revenue was approximately $819,000 and $304,000, respectively, an increase of approximately $515,000. Product cost of revenues increased approximately $321,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to increased sales. Product gross margins were approximately 62% for the three months ended March 31, 2016, as compared to approximately 59% for the three months ended March 31, 2015. In addition, direct labor and other costs being deployed toward grant-funded activities, increased approximately $194,000, which has the effect of increasing the amount of costs allocated to cost of revenue.

Research and Development Expenses:

For the three months ended March 31, 2016, research and development expenses were approximately $856,000 as compared to research and development expenses of approximately $951,000 for the three months ended March 31, 2015. The decrease of approximately $95,000 in research and development expenses was primarily due to an increase of $194,000 of direct labor and other costs being deployed toward grant-funded activities, which had the effect of decreasing the amount of our non-reimbursable research and development costs. In addition, costs related to our non-clinical research and development activities decreased by approximately $69,000. These decreases were offset by increases in salaries and other costs related to our various clinical studies and trials of approximately $168,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $255,000 for the three months ended March 31, 2016, as compared to approximately $216,000 for the three months ended March 31, 2015. The increase of approximately $39,000 was due to an increase in accounting and auditing fees of approximately $47,000 due to fees incurred related to the initial audit of our internal controls as required by The Sarbanes- Oxley Act of 2002 and an increase in legal fees of approximately $29,000. These increases were offset by approximately $37,000 in employment agency and consulting fees incurred in 2015 related to the hiring of senior level personnel that did not recur in 2016.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $1,970,000 for the three months ended March 31, 2016, as compared to approximately $1,515,000 for the three months ending March 31, 2015. The increase of approximately $455,000 in selling, general, and administrative expenses was due to an increase in salaries, commissions and related costs of approximately $241,000 due to headcount additions and increases in product sales, an increase in royalty expenses of approximately $62,000 due to the increase in sales, additional sales and marketing costs, which include advertising, and conferences of approximately $85,000 and an increase in travel and entertainment costs and other expenses of approximately $67,000 due to the increased volume.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2016, the gain on foreign currency transactions was approximately $232,000 as compared to a loss of approximately $449,000 for the three months ended March 31, 2015. The 2016 first quarter gain is directly related to the increase in the exchange rate of the Euro at March 31, 2016 as compared to December 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at March 31, 2016 as compared to $1.08 per Euro at December 31, 2015.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in other income of approximately $18,000 for the three months ended March 31, 2016, and a charge to other expense of approximately $2,008,000 for the three months ended March 31, 2015. The change in warrant liability was a result of the change in the fair value of the warrant liability from December 31, 2015 to March 31, 2016 and from December 31, 2014 to March 31, 2015. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of March 31, 2016, we had an accumulated deficit of approximately $134,362,000, which included losses of approximately $1,836,000 and $4,717,000 for the three month periods ended March 31, 2016 and 2015, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of debt and equity securities. At March 31, 2016, we had current assets of approximately $8,041,000 including cash on hand and short-term investments of approximately $6,027,000 and current liabilities of approximately $3,248,000. We believe we have sufficient cash to fund our operations into the fourth quarter of 2016; however, we may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies. In addition, we may require additional capital to support our sales and marketing efforts, to fund clinical studies, to expand our production capacity, to further develop our products, and for general working capital purposes.

Contractual Obligations

The Company entered into a Fourteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which extends the term of the Company’s 12,400 square foot lease for its corporate headquarters and manufacturing facility through May 31, 2017 and, effective June 1, 2016, increases the Company’s rent obligation to $23,950 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional year period through May 31, 2018 upon certain conditions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We do not believe that we have adequate funding for more than the next 12 months of operations. We will have to raise additional capital to fund our future operations.

As of March 31, 2016, we had an accumulated deficit of approximately $134,362,000, which included net losses of approximately $1,836,000 for the three months ended March 31, 2016, and $4,717,000 for the three months ended March 31, 2015. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of March 31, 2016, we had an accumulated deficit of approximately $134,362,000, which included net losses of approximately $1,836,000 for the three months ended March 31, 2016 and $4,717,000 for the three months ended December 31, 2015. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of the matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of March 31, 2016, we had current assets of approximately $8,041,000 including cash on hand of approximately $3,537,000, short-term investments of approximately $2,490,000, and current liabilities of approximately $3,248,000. For the three months ended March 31, 2016, our cash burn was approximately $1.8 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

As of May 1, 2016 we currently have 57 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett, our Chief Medical Officer, who works with us on a consulting basis. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Changes in the patent laws, implementing regulations or interpretation of the patent laws in the United States and other countries may also diminish the value of our patents or narrow the scope of our patent protection.  The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions.

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, certain of our existing patents expire over the next 1 to 10 years. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

We have commenced the process of seeking regulatory approvals of our products and product candidates, but the approval process involves lengthy and costly clinical studies and is, in large part, not in ourcontrol. The failure to obtain government approvals, internationally or domestically, for our products and product candidates, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

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

Our business may be negatively affected if the United States and/or the countries in which we sell our products participate in wars, military actions or are otherwise the target of international terrorism.

Involvement in a war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on healthcare technology, (iii) our inability to effectively market and distribute our products globally or (iv) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether acts of international terrorism or the involvement in a war or other military actions by the United States and/or the countries in which we sell our products will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to The NASDAQ Capital Market and our common stock began trading on The NASDAQ Capital Market on December 23, 2014. Our Common Stock closed as high as $5.68 and as low as $3.21 per share between January 1, 2016 and March 31, 2016 on The NASDAQ Capital Market. On May 1, 2016 the closing price of our common stock, as reported on The NASDAQ Capital Market, was $4.42. Historically, medical device company securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 24,594,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

10.1	Fourteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza LLC, dated April 1, 2016.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2015 to March 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 9, 2016	By:	/s/ Phillip Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2016	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

