Form 10-Q
period 2016-06-30
Cytosorbents Corp
filed 2016-08-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7 Deer Park Drive, Suite K

Monmouth Junction, New Jersey 08852

(Address of principal executive offices) (Zip Code)

(732) 329-8885

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 3, 2016 there were 25,437,766 shares of the issuer’s Common Stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS

Current Assets:
Cash and cash equivalents	$8,670,390	$5,316,851
Short-term investments	249,000	2,192,000
Grants and accounts receivable, net of allowance for doubtful accounts of $6,556 at June 30, 2016 and $3,275 at December 31, 2015	944,777	648,869
Inventories	1,047,911	1,190,681
Prepaid expenses and other current assets	161,790	511,927
Total current assets	11,073,868	9,860,328

Property and equipment, net	599,788	557,289
Other assets	1,037,468	836,749
Total Assets	$12,711,124	$11,254,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,021,535	$684,633
Accrued expenses and other current liabilities	1,103,288	723,018
Warrant liability at fair value	1,808,347	1,636,128
Total current liabilities	3,933,170	3,043,779

Long-term debt, net	4,881,167	—
Total liabilities	8,814,337	3,043,779

Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common Stock, 50,000,000 shares authorized; 25,437,766 and 25,397,056 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25,438	25,397
Additional paid-in capital	140,755,208	140,126,731
Accumulated other comprehensive income	483,544	584,317
Accumulated deficit	(137,367,403)	(132,525,858)
Total stockholders' equity	3,896,787	8,210,587
Total Liabilities and Stockholders' Equity	$12,711,124	$11,254,366

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$3,450,119	$1,476,770	$1,852,670	$773,112
Grant income	582,401	198,240	369,668	179,657
Other revenue	—	12,003	—	11,170
Total revenue	4,032,520	1,687,013	2,222,338	963,939
Cost of revenue	1,692,765	769,912	873,266	465,431
Gross profit	2,339,755	917,101	1,349,072	498,508

Other expenses:
Research and development	1,948,192	1,752,684	1,092,070	801,656
Legal, financial and other consulting	573,735	513,431	319,184	297,913
Selling, general and administrative	4,595,293	3,141,565	2,625,189	1,626,398
Total expenses	7,117,220	5,407,680	4,036,443	2,725,967
Loss from operations	(4,777,465)	(4,490,579)	(2,687,371)	(2,227,459)

Other income/(expense):
Interest income , net	5,488	5,652	1,582	3,039
Gain (loss) on foreign currency transactions	102,651	(386,603)	(128,941)	61,906
Change in warrant liability	(172,219)	1,588,906	(190,513)	3,596,832
Total other income (expense), net	(64,080)	1,207,955	(317,872)	3,661,777

Income (loss) before benefit from income taxes	(4,841,545)	(3,282,624)	(3,005,243)	1,434,318
Benefit from income taxes	—	—	—	—

Net income (loss) available to common shareholders	$(4,841,545)	$(3,282,624)	$(3,005,243)	$1,434,318
Net income (loss) per common share:
Basic	$(0.19)	$(0.13)	$(0.12)	$0.06
Diluted	$(0.19)	$(0.13)	$(0.12)	$0.05
Weighted average number of shares of common stock outstanding:
Basic	25,408,599	24,582,590	25,416,077	24,768,639
Diluted	25,408,599	24,582,590	25,416,077	28,826,158

Net income (loss)	$(4,841,545)	$(3,282,624)	$(3,005,243)	$1,434,318

Other comprehensive income (loss):
Currency translation adjustment	(100,773)	267,818	144,723	(76,361)
Comprehensive income (loss)	$(4,942,318)	$(3,014,806)	$(2,860,520)	$1,357,957

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2015 to June 30, 2016 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2015	25,397,056	$25,397	$140,126,731	$584,317	$(132,525,858)	$8,210,587
Stock based compensation - employees, consultants and directors	—	—	474,709	—	—	474,709
Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(100,773)	—	(100,773)

Issuance of restricted stock units	26,665	27	125,032	—	—	125,059

Cashless exercise of warrants	4,045	4	(4)	—	—	—
Proceeds from exercise of warrants	8,000	8	24,992	—	—	25,000
Proceeds from exercise of stock options	2,000	2	3,748	—	—	3,750
Net loss	—	—	—	—	(4,841,545)	(4,841,545)
Balance at June 30, 2016	25,437,766	$25,438	$140,755,208	$483,544	$(137,367,403)	$3,896,787

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,841,545)	$(3,282,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,423	44,428
Stock-based compensation	599,768	146,428
Change in warrant liability	172,219	(1,588,906)
Foreign currency transaction (gain)/loss	(102,651)	284,969
Changes in operating assets and liabilities:
Grants and accounts receivable	(292,517)	284,278
Inventories	149,347	(496,208)
Prepaid expenses and other current assets	352,594	416,932
Other assets	(1,019)	(7,134)
Accounts payable and accrued expenses	710,819	(360,356)
Deferred revenue	—	(833)
Net cash used by operating activities	(3,183,562)	(4,559,026)

Cash flows from investing activities:
Purchases of property and equipment	(98,330)	(192,554)
Patent costs	(212,409)	(45,402)
Proceeds from redemptions of short-term investments	1,943,000	2,442,547
Purchases of short-term investments	—	(3,686,000)
Net cash provided (used) by investing activities	1,632,261	(1,481,409)

Cash flows from financing activities:
Equity contributions - net of fees incurred	—	9,408,584
Proceeds from long-term debt	5,000,000	—
Payment of debt acquisition costs	(118,833)	—
Proceeds from exercise of stock options	3,750	249,335
Proceeds from exercise of warrants	25,000	818,250
Net cash provided by financing activities	4,909,917	10,476,169
Effect of exchange rates on cash	(5,077)	(23,670)
Net change in cash and cash equivalents	3,353,539	4,412,064

Cash and cash equivalents - beginning of period	5,316,851	3,605,280

Cash and cash equivalents - end of period	$8,670,390	$8,017,344

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,139	$—

Supplemental schedule of noncash investing and financing activities:

Costs paid from proceeds in conjunction with issuance of common stock	$—	$903,916

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2016

1.	BASIS OF PRESENTATION

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December  31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 9, 2016. The results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2016, the Company had an accumulated deficit of $137,367,403, which included net losses of $4,841,545 for the six months ended June 30, 2016 and $3,282,624 for the six months ended June 30, 2015. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability is uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable the Company to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy commercializing its CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its European Subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales in Switzerland. CytoSorb, the Company’s flagship product, is approved in the European Union, and is marketed and distributed in thirty-seven countries around the world as a safe and effective extracorporeal cytokine adsorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, the Company received CE Mark approval for its CytoSorb device.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 32 issued U.S. patents and multiple patent applications pending both in the United States and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. The Company’s intellectual property consists of composition of matter, materials, method of production systems incorporating the technology, and multiple medical uses with expiration dates ranging from approximately 1 to 10 years. The Company has patents expiring at various dates through 2026 that relate to the current technology. The patents expiring in the next twelve months relate to technology no longer utilized by the Company. Accordingly, management believes that any expiring patents will not have a significant impact on our ongoing business.

Stock Market Listing

On December 17, 2014 the Company’s common stock was approved for listing on the NASDAQ Capital Market (NASDAQ), and it began trading on NASDAQ on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the parent, CytoSorbents Corporation, and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the financial statements include CytoSorbents Switzerland GmbH, a wholly owned subsidiary of CytoSorbents Europe GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the U.S. dollar is the functional currency, are included in operations. Foreign currency transaction gains/(loss) included in net loss amounted to $102,651 and $(386,603) for the six months ended June 30, 2016 and 2015, respectively. Foreign currency transaction (gain/loss) amounted to $(128,941) and $61,906 for the three months ended June 30, 2016 and 15, respectively. The Company translates assets and liabilities of the European subsidiaries, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholder’s equity.

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $6,556 and $3,275 at June 30, 2016 and December 31, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market. At June 30, 2016 and December 31, 2015, the Company’s inventory was comprised of finished goods, which amounted to $262,117 and $382,099, respectively; work in process which amounted to $731,956 and $758,562, respectively; and raw materials, which amounted to $53,838 and $50,020, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $125,000 and $117,000 for the six months ended June 30, 2016 and 2015, respectively, and approximately $45,000 and $66,000 for the three months ended June 30, 2016 and 2015, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2016 or December 31, 2015. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2012 and has no income tax related penalties or interest for the periods presented in these financial statements.

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

As of June 30, 2016, two distributors and one government agency accounted for approximately 43% of outstanding grant and accounts receivable. At December 31, 2015, three distributors accounted for approximately 48% of outstanding grant and accounts receivable. For the six months ended June 30, 2016, one direct customer accounted for approximately 11% of the Company’s total revenue. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the six months ended June 30, 2015, approximately 12% of revenues were from one U.S. government grant agency. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended June 30, 2016, one direct customer accounted for approximately 13% of the Company’s total revenue. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended June 30, 2015, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

Net Income (Loss) Per Common Share

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the recognition requirements of accounting standards for accounting for stock-based compensation, for employees and directors whereby each option granted is valued at fair market value on the date of grant. Under these accounting standards, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The Company values its performance based stock awards based on the market price of the Company’s common stock on the date of the award.

The Company also follows the guidance of accounting standards for accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants.

Effects of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU 2014-15 requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements.  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the updated guidance. While the Company does not believe that the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements, it may impact the Company’s footnote disclosures.

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

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest.” ASU 2015-03 requires that debit issuances costs and debt discounts and premiums to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The updated guidance is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted the provisions of this ASU during the six months ended June 30, 2016.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” ASU 2015-11 clarifies current guidance regarding the valuation of inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. This ASU does not apply to inventory that is measured using the last-in, first-out (LIFO) or the retail inventory method. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2015-11 will have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2016-10 will have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $71,000 and $67,000 for the six months ended June 30, 2016 and 2015, respectively, and approximately $37,000 and $26,000 for the three months ended June 30 2016 and 2015, respectively.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Since it was established on November 4, 2015 through June 30, 2016, the Company sold 28,880 shares at an average selling price of $8.02 per share, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the six months ended June 30, 2016.

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

The Company conducted the Offering pursuant to a registration statement on Form S-1 (File No. 333-199762), which was declared effective by the SEC on January 8, 2015. The Company filed a final prospectus on January 9, 2015, disclosing the final terms of the Offering.

In connection with the Offering, on January 8, 2015, the Company entered into underwriting agreements with Brean Capital, LLC and H.C. Wainwright & Co., LLC (“Representatives”), who acted as book-running managers and as representatives of the underwriters in the Offering.

In connection with the successful completion of the Offering, the underwriters received aggregate discounts and commissions of 6% of the gross proceeds of the sale of the shares in the Offering. In addition, the Company agreed to issue warrants to the Representatives (“Representatives’ Warrants”) that allow for the purchase of 30,000 shares of the Company’s common stock. The Representative Warrants had a fair value of approximately $30,000 on the date of the closing. The Representatives’ Warrants are exercisable at any time for a period of five years, commencing on the date of the effectiveness of the registration statement, at a price per share equal to 120% of the public offering price per share of the common stock in the Offering. The Company also agreed to reimburse the underwriters for actual out-of-pocket expenses related to the Offering, which amounted to approximately $85,000. The Company also granted the Representatives a right of first refusal to participate in any subsequent offering or placement of the Company’s securities that takes place within nine months following the effective date of the registration statement.

Stock-Based Compensation

Stock Options:

Total share-based employee, director, and consultant compensation for the six months and three months ended June 30, 2016 and 2015 amounted to approximately $475,000 and $146,000, and $368,000 and $83,000 respectively. These amounts are included in the statement of operations under the captions research and development ($92,000 and $34,000 for the six months ended June 30, 2016 and 2015, and $62,000 and $19,000 for the three months ended June 30, 2016 and 2015) and selling, general and administrative ($383,000 and $112,000 for the six months ended June 30, 2016 and 2015 and $306,000 and $64,000 for the three months ended June 30, 2016 and 2015).

The summary of the stock option activity for the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2015	2,477,279	$6.56	6.2
Granted	1,031,219	$4.67	9.9
Forfeited	(500,150)	$8.04	8.8
Expired	(5,673)	$31.25	—
Exercised	(2,000)	$1.88	4.4
Outstanding, June 30, 2016	3,000,675	$5.62	6.6

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.67 to $5.63 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 66.8% to 67.1%), expected dividends (-0-%) on the stock and the risk free interest rate (1.24% to 1.81%) for the term of the stock option.

The aggregate intrinsic value is calculated at the difference between the market value as of June 30, 2016 of $4.55 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2016	Price	Life (Years)	Value
$0.88 - $166.00	3,000,675	$5.62	6.6	$1,783,498

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2016	Price	Value
1,839,808	$4.81	$1,740,445

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2016	794,708	$2.72
Granted	1,031,219	2.71
Forfeited	(499,650)	3.30
Vested	(165,410)	2.23
Non-vested, June 30, 2016	1,160,867	$2.52

As of June 30, 2016, the Company had approximately $513,000 of total unrecognized compensation cost related to stock options, which will be amortized over 0.76 years. In April 2015, the Board of Directors granted options to purchase 566,000 shares of common stock to the Company’s employees which options would only vest upon achievement of certain specific, predetermined milestones related to 2015 operating performance. The grant date fair value of these unvested options amounted to approximately $1,388,000. On June 7, 2016, based upon the finalization of its review of the Company’s progress to meeting the predetermined milestones, the Board of Directors determined that 72,400 of these options would immediately vest. Accordingly, a $241,000 charge related to these options has been recorded in the consolidated statements of operations for the six and three month periods ended June 30, 2016.

In addition, on June 7, 2016, the Board of Directors granted options to purchase 900,100 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2016 operations. The grant date fair value of these unvested options amounted to approximately $2,437,000. Due to uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for the six and three month periods ended June 30, 2016.

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of restricted stock units outstanding to 1,539,000. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the six months and three months ended June 30, 2016.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense at their fair value on each vesting date. For the six and three months ended June 30, 2016, the Company recorded a charge of approximately $125,000 related to the vested portion of these restricted stock unit awards. The following table outlines the restricted stock unit activity for the six months ended June 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2016	—	$—
Granted	80,000	4.69
Vested	(26,665)	4.69
Non-vested, June 30, 2016	53,335	$4.69

Warrants:

As of June 30, 2016, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
9,605	$31.250	October 24, 2016
40,001	$4.375	February 10, 2017
117,600	$3.750	June 21, 2018
118,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$7.8125	March 11, 2019
30,000	$9.900	January 14, 2020
1,100,166

4.	WARRANT LIABILITY

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

The Company recognized an initial warrant liability for the warrants issued in connection with the offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s common stock of $6.00. On June 30, 2016 and 2015, the closing price per share of common stock was $4.55 and $6.80, respectively. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2015 through June 30, 2016, the Company recorded an increase in the fair value of the warrant liability of $172,219 during the six months ended June 30, 2016. Due to fluctuations in the market value of the Company’s common stock from March 31, 2016 to June 30, 2016, the Company recorded an increase in the fair market value of the warrant liability of $190,513 during the three months ended June 30, 2016. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through June 30, 2015, the Company recorded a decrease in the fair value of the warrant liability of $1,588,906 during the six months ended June 30, 2015. Due to fluctuations in the market value of the Company’s common stock from March 31, 2015 to June 30, 2015, the Company recorded a decrease in the fair market value of the warrant liability of $3,596,832 during the three months ended June 30, 2015.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

	June 30,	June 30,
	2016	2015

Number of shares underlying the warrants	736,000	736,000
Exercise price	$7.81	$7.81
Volatility	72.80%	41.30%
Risk-free interest rate	0.67%	1.23%
Expected dividend yield	0	0
Expected warrant life (years)	2.70	3.70
Stock Price	$4.55	$6.80

5.	LONG-TERM DEBT, NET

Loan and Security Agreement:

On June 30, 2016 (the ”Closing Date”), the Company and its wholly-owned subsidiary CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 8.1993% at June 30, 2016.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $118,833, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. In addition, after accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of each Term Loan. Commencing on August 1, 2017, if the Term B Loan is not made, the Company shall make equal monthly payments of principal of $138,889, together with accrued and unpaid interest. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement, if the Term B Loan is made, which is at the Company’s discretion, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

Events of default which may cause repayment of the Term Loans to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of a Material Adverse Event (as defined in the Loan and Security Agreement), (4) the attachment or seizure of a material portion of the Borrower’s assets if such attachment or seizure is not released, discharged or rescinded within 10 days, and (5) if the Borrower becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Borrower and such proceeding is not dismissed or stayed within 30 days. The Loan and Security Agreement includes customary loan conditions, Borrower representations and warranties, Borrower affirmative covenants and Borrower negative covenants for secured transactions of this type.

The Company’s and CytoSorbents Medical, Inc.’s obligations under the Loan and Security Agreement are joint and severable. The obligations under the Loan and Security Agreement are secured by a first priority security interest in favor of the Bank with respect to the Company’s Shares and the Borrower’s Collateral, which definition excludes the Borrower’s intellectual property and other customary exceptions.

Success Fee Letter:

In connection with the Loan and Security Agreement, the Borrower simultaneously entered into a Success Fee Letter (the “Letter”) with the Bank. Pursuant to the Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term Loans (the “Success Fee”) upon the first occurrence of any of the following events (each a “Liquidity Event”): (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the NASDAQ Capital Market being $8.00 (after giving effect to any stock splits or consolidations effected after the date hereof) or more for five successive business days.

If the Success Fee is due pursuant to a Liquidity Event described in clause (d) of the definition thereof, the Company may elect, in lieu of paying the Success Fee in cash, to issue and sell to the Bank, in exchange for the Success Fee, such number of shares of the Company’s common stock as would be equal to the quotient (calculated by rounding up the nearest whole number) obtained by dividing (a) the Success Fee by (b) the volume weighted average price per share of the Company’s common stock for the same five successive business days on which the closing price per share of the Company’s common stock caused the Success Fee to become payable. The Bank’s right to receive the Success Fee and the Borrower’s obligation to pay such Success Fee terminate on June 30, 2021, and shall survive the termination of the Loan and Security Agreement and any prepayment of the Term Loans.

Long-term debt consists of the following at June 30, 2016:

Principal amount	$5,000,000
Less debt acquisition costs	118,833
Long-term debt, net	$4,881,167

Principal payments of long-term debt are due as follows at June 30, 2016;

2017	$—
2018	1,666,667
2019	1,666,667
2020	1,666,666
Total	$5,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and became retroactively effective as of January 1, 2015. These agreements provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a Change in Control of the Company, as defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the six months ended June 30, 2016 and 2015, the Company has recorded royalty costs of approximately $102,000 and $43,000, respectfully. For the three months ended June 30, 2016 and 2015, the Company has recorded royalty costs of approximately $55,000 and $22,000, respectively.

License Agreements

In August 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years, which expires on August 7, 2024. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products for a term not greater than 18 years. For the six months ended June 30, 2016 and 2015, per the terms of the license agreement, the Company has recorded royalty costs of approximately $136,000 and $57,000, respectfully. For the three months ended June 30, 2016 and 2015, the Company has recorded royalty costs of approximately $73,000 and $29,000, respectively.

7.	NET INCOME (LOSS) PER SHARE

Basic loss per share and diluted loss per share for the six months ended June 30, 2016 and 2015 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 4,100,841 and 4,058,000 incremental shares at June 30, 2016 and 2015 have been excluded from the computation of diluted loss per share for the six months ended June 30, 2016 and 2015 and three months ended June 30, 2016, as they are anti-dilutive. For the three months ended June 30, 2015, outstanding warrants and options representing approximately 4,058,000 shares have been included in the calculation of diluted earnings per share.

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

We are a leader in critical care immunotherapy commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 32 issued U.S. patents with multiple applications pending both in the U.S. and internationally. Our intellectual property consist of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from approximately one to 10 years. The Company has patents expiring at various dates to 2026 that relate to the current technology. The patents expiring in the next twelve months relate to technology no longer utilized by the Company. Accordingly, management believes that any expiring patents will not have a significant impact on our ongoing business.

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

Our CE Mark enables CytoSorb to be sold throughout all 28 countries of the EU and the countries in the European Economic Area. In addition, many countries outside the EU accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, cytokine release syndrome, and many other conditions where cytokine-induced inflammation plays a detrimental role.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined us and completed their sales training in the third quarter of 2012. The fourth quarter of 2012 represented the first full quarter of direct sales with the four-person sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2015, we had hundreds of Key Opinion Leaders (KOLs) in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016.

As of August 1, 2016, our sales force includes 12 direct sales people, one contract sales person and 12 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (GCC)) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal.

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

In addition, we now have more than 55 investigator-initiated studies in various stages, with 16 in an advanced stage, eight ready to enroll, and four completed around the world. These trials, which are funded and supported by well-known university hospitals and KOLs, are designated to evaluate the safety and efficacy of CytoSorb in a variety of different clinical applications, such as the treatment of sepsis, cardiac surgery, trauma, and many other indications, and if successful, are anticipated to be integral in helping to drive additional usage and adoption of CytoSorb.

In February 2015, the FDA approved our Investigational Device Exemption (IDE) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe plaSma Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represents the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

The study is designed to evaluate the safety of CytoSorb when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. As of August 1, 2016, the trial has enrolled 44 patients with a target of 40 patients who have completed all aspects of the study.

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

We have been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including Defense Advanced Research Projects Agency (DARPA), the U.S. Army, and the U.S. Air Force.

In July 2016, we were awarded a Phase I Small Business Innovation Research (SBIR) contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia, both employing the peritoneal cavity fluid. This work is being funded by the U.S. Army Medical Research Acquisition Activity (USAMRAA) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (STTR) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of June 30, 2016, we received approximately $50,000 and have approximately $100,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR, contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of June 30, 2016, we received approximately $100,000 and have approximately $50,000 remaining under this contract.

In October 2015, we were awarded a Phase II SBIR contract by the National Heart, Lung, and Blood Institute (NHLBI), a division of the National Institutes of Health, to help advance our HemoDefend blood purification technology towards commercialization for the purification of packed red blood cell(pRBC) transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,520,000 over a two year period. As of June 30, 2016, we have received approximately $227,000 and have approximately $1,293,000 remaining under this contract.

In September 2013, the NHLBI awarded us a Phase I SBIR contract (contract number HHSN-268201-300044C), valued at $203,351, to further advance our HemoDefend blood purification technology for pRBC transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs.

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

In September 2012, we were awarded a Phase II SBIR contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In July 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of June 30, 2016, we received approximately $803,000 in funding under this contract and have approximately $443,000 remaining under this contract.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (DLT), program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 5 of the program and are currently working with the systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by us and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. In June 2016, this contract was amended to change the maximum funding to approximately $3,825,000. As of June 30, 2016, we have received approximately $3,696,000 in funding under this contract and have approximately $129,000 remaining under this contract.

Results of Operations

Comparison for the six months ended June 30, 2016 and 2015:

Revenues:

Revenue from product sales was approximately $3,450,000 in the six months ended June 30, 2016, as compared to approximately $1,477,000 in the six months ended June 30, 2015, an increase of approximately $1,973,000, or 134%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $582,000 for the six months ended June 30, 2016, as compared to approximately $198,000 for the six months ended June 30, 2015, an increase of approximately $384,000, or 194%. This increase was a result of revenue recognized from new grants and billable milestones achieved on existing grants.

As a result of the increases in both product sales and grant income, for the six months ended June 30, 2016, we generated total revenue of approximately $4,033,000, as compared to total revenue of approximately $1,687,000, for the six months ended June 30, 2015, an increase of approximately $2,346,000, or 139%.

Cost of Revenues:

For the six months ended June 30, 2016 and 2015, cost of revenue was approximately $1,693,000 and $770,000, respectively, an increase of approximately $923,000. Product cost of revenues increased approximately $634,000 during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to increased sales. Product gross margins were approximately 65% for the six months ended June 30, 2016, as compared to approximately 61% for the six months ended June 30, 2015 due to a favorable mix of sales prices. Grant income related expenses increased due to direct labor and other costs being deployed toward grant-funded activities, an increase of approximately $289,000 during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Research and Development Expenses:

For the six months ended June 30, 2016, research and development expenses were approximately $1,948,000, as compared to research and development expenses of approximately $1,753,000 for the six months ended June 30, 2015, an increase of approximately $195,000. This increase was due to an increase in costs related to the various clinical studies of approximately $504,000. The increase was offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $289,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs, and decreases in other research and development costs of approximately $20,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $574,000 for the six months ended June 30, 2016, as compared to approximately $513,000 for the six months ended June 30, 2015. The increase of approximately $61,000 was due to an increase in accounting and auditing fees of approximately $61,000 due to fees incurred related to the audit of our internal controls as required by The Sarbanes-Oxley Act of 2002 and increases in legal fees of approximately $26,000 and consulting fees of approximately $25,000. These increases were offset by a decrease in employment agency fees of approximately $51,000 related to fees incurred in 2015 related to the hiring of senior level personnel that did not recur in 2016.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $4,595,000 for the six months ended June 30, 2016, as compared to approximately $3,142,000 for the six months ending June 30, 2015, an increase of $1,453,000. The increase in selling, general, and administrative expenses was due to an increase in salaries, commissions and related costs of approximately $747,000 due to headcount additions and increases in product sales, an increase in royalty expenses of approximately $138,000 due to the increase in sales, additional sales and marketing costs, which include advertising, and conferences of approximately $129,000 and an increase in travel and entertainment costs and other expenses of approximately $43,000 due to the increased volume and an increase in stock-based compensation of approximately $396,000 due to 2015 milestone options awarded to the Company’s employees and restricted stock units awarded to the Company’s executive staff during the six months ended June 30, 2016.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2016, the gain on foreign currency transactions was approximately $103,000, as compared to a loss of approximately $387,000 for the six months ended June 30, 2015. The 2016 gain is directly related to the increase in the exchange rate of the Euro at June 30, 2016, as compared to December 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at June 30, 2016 as compared to $1.08 per Euro at December 31, 2015. The 2015 loss is directly related to the decrease in the exchange rate of the Euro at June 30, 2015, as compared to December 31, 2014. The exchange rate of the Euro to the U.S. dollar was $1.11 per Euro at June 30, 2015 as compared to $1.22 per Euro at December 31, 2014.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in other expense of approximately $172,000 for the six months ended June 30, 2016, and other income of approximately $1,589,000 for the six months ended June 30, 2015. The change in warrant liability was a result of the change in the fair value of the warrant liability from December 31, 2015 to June 30, 2016 and from December 31, 2014 to June 30, 2015. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

Comparison for the three months ended June 30, 2016 and 2015:

Revenues:

Revenue from product sales was approximately $1,853,000 in the three months ended June 30, 2016, as compared to approximately $773,000 in the three months ended June 30, 2015, an increase of approximately $1,080,000, or 140%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $370,000 for the three months ended June 30, 2016 as compared to approximately $180,000 for the three months ended June 30, 2015, an increase of approximately $190,000, or 106%. This increase was a result of revenue recognized from new grants.

As a result of the increases in both product sales and grant income, for the three months ended June 30, 2016, we generated total revenue of approximately $2,222,000, as compared to total revenue of approximately $964,000 for the three months ended June 30, 2015, an increase of approximately $1,258,000, or 130%.

Cost of Revenues:

For the three months ended June 30, 2016 and 2015, cost of revenue was approximately $873,000 and $465,000, respectively, an increase of approximately $408,000. Product cost of revenues increased approximately $313,000 during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to increased sales. Product gross margins increased to approximately 68% for the three months ended June 30, 2016, as compared to approximately 63% for the three months ended June 30, 2015 due to a favorable mix of sales prices. Grant income related expenses increased due to direct labor and other costs being deployed toward grant-funded activities, an increase of approximately $95,000 during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Research and Development Expenses:

For the three months ended June 30, 2016, research and development expenses were approximately $1,092,000, as compared to research and development expenses of approximately $802,000 for the three months ended June 30, 2015, an increase of approximately $290,000. This increase was due to an increase in costs related to the various clinical studies of approximately $353,000, and increases in salaries and other research and development costs of approximately $32,000. The increase was offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $95,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $319,000 for the three months ended June 30, 2016, as compared to approximately $298,000 for the three months ended June 30, 2015, an increase of approximately $21,000. This increase was due to an increase in accounting fees of approximately $13,000 due to fees incurred related to the audit of our internal controls as required by the Sarbanes-Oxley Act of 2002 and an increase in legal and other consulting fees of approximately $8,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $2,625,000 for the three months ended June 30, 2016, as compared to approximately $1,626,000 for the three months ending June 30, 2015, an increase of approximately $999,000. This increase was due to an increase in salaries, commissions and related costs of approximately $506,000 due to headcount additions and increases in product sales, an increase in royalty expenses of approximately $77,000 due to the increase in sales, additional sales and marketing costs, which include advertising and conferences of approximately $43,000, and an increase in travel and entertainment costs and other expenses of approximately $29,000 due to the increased volume and an increase in stock-based compensation of approximately $366,000 due to 2015 milestone options awarded to the Company’s employees and restricted stock units awarded to the Company’s executive staff during the three months ended June 30, 2016. These increases were offset by a decrease in stock exchange listing and transfer fees of approximately $13,000 as a result of fees incurred related to our public offering in 2015 that did not recur in 2016 and decreases in other general and administrative costs of approximately $9,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2016, the loss on foreign currency transactions was approximately $129,000, as compared to a gain of approximately $62,000 for the three months ended June 30, 2015. The loss for the three months ended June 30, 2016 is directly related to the decrease in the exchange rate of the Euro at June 30, 2016 as compared to March 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at June 30, 2016 as compared to $1.14 per Euro at March 31, 2016. The gain for the three months ended June 30, 2015 is directly related to the increase in the exchange rate of the Euro at June 30, 2015 as compared to March 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.11 per Euro at June 30, 2015 as compared to $1.08 per Euro at March 31, 2015.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in other expense of approximately $191,000 for the three months ended June 30, 2016, and other income of approximately $3,597,000 for the three months ended June 30, 2015. The change in warrant liability was a result of the change in the fair value of the warrant liability from March 31, 2016 to June 30, 2016 and from March 31, 2015 to June 30, 2015. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2016, we had an accumulated deficit of approximately $137,367,000 which included losses of approximately $4,842,000 and $3,283,000 for the six month periods ended June 30, 2016 and 2015, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of debt and equity securities. At June 30, 2016, we had current assets of approximately $11,074,000 including cash on hand and short-term investments of approximately $8,919,000, and current liabilities of approximately $3,933,000. We believe we have sufficient cash to fund our operations for the next twelve months; however, we may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies. In addition, we may require additional capital to support our sales and marketing efforts, to fund clinical studies, to expand our production capacity, to further develop our products, and for general working capital purposes.

Contractual Obligations

The Company entered into an amended and restated Fourteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC (the Landlord), which extends the term of the Company’s lease for its corporate headquarters and manufacturing facility through May 31, 2018 and, effective August 1, 2016, increases the Company’s space to approximately 12,900 square feet and the Company’s rent obligation to $24,756 per month. In return, the Landlord has agreed to make certain improvements to the property. The lease amendment also provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2019 upon certain conditions.

The following table summarizes our obligations with regard to our contractual obligations as of June 30, 2016, and the expected timing of maturities of those contractual obligations.

	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Lease Obligations	$294,350	$272,316	$–	–
Long-term debt	–	3,333,334	1,666,666	–

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

As of June 30, 2016, we had an accumulated deficit of approximately $137,347,000, which included net losses of approximately $4,842,000 for the six months ended June 30, 2016, and $3,283,000 for the six months ended June 30, 2015. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We divide sales among both dollars and euros. In addition, should sales decline due to foreign currency changes, expenses related to our European subsidiary would also decline. Both of these produce a natural currency hedge. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of June 30, 2016, we had an accumulated deficit of approximately $137,367,000, which included net losses of approximately $4,842,000 for the six months ended June 30, 2016 and $3,283,000 for the six months ended June 30, 2015. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on obtaining additional requisite regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of the matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of June 30, 2016, we had current assets of approximately $11,074,000, including cash on hand of approximately $8,670,000, short-term investments of approximately $249,000, and current liabilities of approximately $3,933,000. For the six months ended June 30, 2016, our cash burn was approximately $3.9 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have a $100 million shelf registration in effect with the SEC which enables us to raise up to $100 million in equity financing. We entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. in November 2015 for the offer and sale of up to an aggregate of $25,000,000 of shares of our common stock. In addition, we entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, to provide up to an aggregate of $10,000,000 to the Company. We expect we will require additional financing, and should the financing we require be unavailable or on terms unacceptable to us when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

As of August 1, 2016 we currently have 64 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett, our Chief Medical Officer, who works with us on a consulting basis. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We have commenced the process of seeking regulatory approvals of our products and product candidates, but the approval process involves lengthy and costly clinical studies and is, in large part, not in our control. The failure to obtain government approvals, internationally or domestically, for our products and product candidates, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

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

Cyberattacks and other security breaches could compromise our proprietary and confidential information which could harm our business and reputation.

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. In addition, an employee, contractor, or other third-party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyber-attacks, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

Risks Connected to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to The NASDAQ Capital Market and our common stock began trading on The NASDAQ Capital Market on December 23, 2014. Our Common Stock closed as high as $5.68 and as low as $3.21 per share between January 1, 2016 and June 30, 2016 on The NASDAQ Capital Market. On August 4, 2016 the closing price of our common stock, as reported on The NASDAQ Capital Market, was $4.86. Historically, medical device company securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 24,562,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

On August 5, 2016, we entered into an Amended and Restated Fourteenth Amendment to Lease Agreement (the “Lease Amendment”) with Princeton Corporate Plaza, LLC which, among other things, extends the term of the lease for our corporate headquarters and manufacturing facility through May 31, 2018, provides an option to extend the term of the Lease Amendment for an additional year period through May 31, 2019 upon certain conditions, and beginning June 1, 2016, reduces our base rent to $23 per square foot.  In accordance with the Lease Amendment, effective August 1, 2016, we expanded our premises by approximately 1,420 square feet, which will be utilized primarily as manufacturing facilities.  Our base rent obligation for the period beginning August 1, 2016 will be $24,756 per month.

The foregoing summary of the Lease Amendment is qualified in its entirety by reference to the complete text of the Lease Amendment, which is filed herewith as Exhibit 10.3 to this Report, and is incorporated herein by reference.

Item 6. Exhibits.

Number	Description

10.1	Loan and Security Agreement, dated as of June 30, 2016, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc., and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.2	Success Fee Letter, dated as of June 30, 2016, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc., and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.3	Amended and Restated Fourteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza LLC, dated August 5, 2016.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2015 to June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 9, 2016	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2016	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

