Form 10-Q
period 2016-09-30
Cytosorbents Corp
filed 2016-11-07
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016 there were 25,468,966 shares of the issuer’s Common Stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS

Current Assets:
Cash and cash equivalents	$6,375,049	$5,316,851
Short-term investments	—	2,192,000
Grants and accounts receivable, net of allowance for doubtful accounts of $7,318 at September 30, 2016 and $3,275 at December 31, 2015	1,406,375	648,869
Inventories	1,051,648	1,190,681
Prepaid expenses and other current assets	219,926	511,927
Total current assets	9,052,998	9,860,328
Property and equipment, net	624,185	557,289
Other assets	1,180,715	836,749
Total Assets	$10,857,898	$11,254,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$739,940	$684,633
Accrued expenses and other current liabilities	1,539,859	723,018
Current maturities of long-term debt	416,667	—
Warrant liability at fair value	2,302,943	1,636,128
Total current liabilities	4,999,409	3,043,779
Long-term debt, net of current maturities	4,479,740	—
Total liabilities	9,479,149	3,043,779

Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common Stock, 50,000,000 shares authorized; 25,468,966 and 25,397,056 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25,469	25,397
Additional paid-in capital	140,980,674	140,126,731
Accumulated other comprehensive income	422,724	584,317
Accumulated deficit	(140,050,118)	(132,525,858)
Total stockholders' equity	1,378,749	8,210,587
Total Liabilities and Stockholders' Equity	$10,857,898	$11,254,366

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$2,143,116	$1,071,459	$5,593,235	$2,548,229
Grant income	268,592	272,166	850,993	470,406
Other revenue	—	—	—	11,987
Total revenue	2,411,708	1,343,625	6,444,228	3,030,622
Cost of revenue	963,881	638,830	2,656,646	1,408,742
Gross profit	1,447,827	704,795	3,787,582	1,621,880

Other expenses:
Research and development	1,172,155	866,334	3,120,347	2,619,018
Legal, financial and other consulting	279,321	288,722	853,056	802,153
Selling, general and administrative	2,140,563	1,700,035	6,735,856	4,841,600
Total expenses	3,592,039	2,855,091	10,709,259	8,262,771
Loss from operations	(2,144,212)	(2,150,296)	(6,921,677)	(6,640,891)

Other income/(expense):
Interest income(expense), net	(117,352)	3,190	(111,864)	8,842
Gain (loss) on foreign currency transactions	73,445	70,993	176,096	(315,594)
Change in warrant liability	(494,596)	(771,328)	(666,815)	817,578
Total other income (expense), net	(538,503)	(697,145)	(602,583)	510,826

Loss before benefit from income taxes	(2,682,715)	(2,847,441)	(7,524,260)	(6,130,065)
Benefit from income taxes	—	—	—	—

Net loss	(2,682,715)	(2,847,441)	(7,524,260)	(6,130,065)

Basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.30)	$(0.25)
Weighted average number of shares of common stock outstanding	25,444,565	25,037,538	25,420,650	24,812,707

Net loss	$(2,682,715)	$(2,847,441)	$(7,524,260)	$(6,130,065)

Other comprehensive income (loss):
Currency translation adjustment	(60,820)	(49,807)	(161,593)	218,011
Comprehensive loss	$(2,743,535)	$(2,897,248)	$(7,685,853)	$(5,912,054)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2015 to September 30, 2016 (Unaudited):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2015	25,397,056	$25,397	$140,126,731	$584,317	$(132,525,858)	$8,210,587

Stock based compensation - employees, consultants and directors	—	—	598,966	—	—	598,966

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(161,593)	—	(161,593)

Issuance of restricted stock units	26,665	27	125,032	—	—	125,059

Cashless exercise of warrants	4,045	4	(4)	—	—	—

Proceeds from exercise of warrants	16,000	16	49,984	—	—	50,000

Proceeds from exercise of stock options	25,200	25	79,965	—		79,990

Net loss	—	—	—	—	(7,524,260)	(7,524,260)

Balance at September 30, 2016	25,468,966	$25,469	$140,980,674	$422,724	$(140,050,118)	$1,378,749

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,524,260)	$(6,130,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	109,395	78,430
Amortization of loan acquisition costs and fees	15,240	—
Stock-based compensation	724,025	260,232
Change in warrant liability	666,815	(817,578)
Foreign currency transaction (gain)/loss	(176,096)	211,547
Changes in operating assets and liabilities:
Grants and accounts receivable	(747,117)	237,202
Inventories	143,200	(769,352)
Prepaid expenses and other current assets	295,516	322,000
Other assets	(21,363)	(7,134)
Accounts payable and accrued expenses	862,754	(206,763)
Deferred revenue	—	(833)
Net cash used by operating activities	(5,651,891)	(6,822,314)

Cash flows from investing activities:
Purchases of property and equipment	(155,696)	(296,362)
Patent costs	(341,665)	(127,848)
Proceeds from redemptions of short-term investments	2,192,000	3,936,547
Purchases of short-term investments	—	(3,935,000)
Net cash provided (used) by investing activities	1,694,639	(422,663)

Cash flows from financing activities:
Equity contributions - net of fees incurred	—	9,408,584
Proceeds from long-term debt	5,000,000	—
Payment of debt acquisition costs	(118,833)	—
Proceeds from exercise of stock options	79,990	363,085
Proceeds from exercise of warrants	50,000	1,272,424
Net cash provided by financing activities	5,011,157	11,044,093
Effect of exchange rates on cash	4,293	(18,805)
Net increase in cash and cash equivalents	1,058,198	3,780,311

Cash and cash equivalents - beginning of period	5,316,851	3,605,280

Cash and cash equivalents - end of period	$6,375,049	$7,385,591

6

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$71,233	$—

Supplemental schedule of noncash investing and financing activities:

Costs paid from proceeds in conjunction with issuance of common stock	$—	$903,916

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2016

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”, “we” or “our”) have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December  31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 9, 2016. The results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2016, the Company had an accumulated deficit of $(140,050,118), which included net losses of $(7,524,260) for the nine months ended September 30, 2016 and $(6,130,065) for the nine months ended September 30, 2015. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability is uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable the Company to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy commercializing its CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sale services in Switzerland. CytoSorb, the Company’s flagship product, is approved in the European Union (EU), and is marketed and distributed in forty countries around the world as a safe and effective extracorporeal cytokine adsorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. The Company received CE Mark approval for its CytoSorb device in March 2011.

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

Stock Market Listing

On December 17, 2014 the Company’s common stock, par value $0.001 per share (the “Common Stock”) was approved for listing on the NASDAQ Capital Market (NASDAQ), and it began trading on NASDAQ on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s Common Stock traded in the over-the-counter-market on the OTC Bulletin Board.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the U.S. dollar is the functional currency, are included in operations. Foreign currency transaction gain amounted to $73,445 and $70,993 for the three months ended September 30, 2016 and 2015, respectively. Foreign currency transaction gain/(loss) included in net loss amounted to $176,096 and $(315,594) for the nine months ended September 30, 2016 and 2015, respectively. The Company translates assets and liabilities of the European subsidiaries, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholder’s equity.

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $7,318 and $3,275 at September 30, 2016 and December 31, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market. At September 30, 2016 and December 31, 2015, the Company’s inventory was comprised of finished goods, which amounted to $556,340 and $382,099, respectively; work in process which amounted to $451,614 and $758,562, respectively; and raw materials, which amounted to $43,694 and $50,020, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Research and Development

All research and development costs, payments to laboratories and research consultants and costs of clinical trials and studies are expensed when incurred.

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $28,000 and $84,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $153,000 and $200,000 for the nine months ended September 30, 2016 and 2015, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2016 or December 31, 2015. The Company files tax returns in the U.S. federal and state jurisdictions. The Company currently has no open years prior to December 31, 2012 and has no income tax related penalties or interest for the periods presented in these financial statements.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

CytoSorbents Europe GmbH annually files a corporate tax return, VAT return and a trade tax return in Germany and Switzerland.

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

As of September 30, 2016, two distributors accounted for approximately 31% of outstanding grant and accounts receivable. At December 31, 2015, three distributors accounted for approximately 48% of outstanding grant and accounts receivable. For the nine months ended September 30, 2016, one direct customer accounted for approximately 11% of the Company’s total revenue. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the nine months ended September 30, 2015, approximately 16% of revenues were from one U.S. government grant agency. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended September 30, 2016, one direct customer accounted for approximately 11% of the Company’s total revenue. No other agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended September 30, 2015, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding warrants, stock options and restricted shares. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 7).

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

Effects of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU 2014-15 requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements.  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the updated guidance. The Company will adopt the provisions of ASU 2014-15 for its fiscal year beginning January 1, 2017. Adoption of ASU 2014-15 will impact certain of the Company’s footnote disclosures related to liquidity.

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2014, the FASB issued ASU 2015-14 which deferred the effective date by one year. Accordingly, the updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period beginning after December 31, 2016. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2014-09 will not have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest.” ASU 2015-03 requires that debit issuances costs and debt discounts and premiums to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The updated guidance is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted the provisions of this ASU during the nine months ended September 30, 2016.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” ASU 2015-11 clarifies current guidance regarding the valuation of inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. This ASU does not apply to inventory that is measured using the last-in, first-out (LIFO) or the retail inventory method. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-11 will not have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for Lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-02 will not have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is discussed above and is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, also discussed above. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-08 will not have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-09 will not have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-10 will not have a significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-12 will not have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2017. The adoption of ASU 2016-15 will not have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $99,000 and $98,000 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $28,000 and $32,000 for the three months ended September 30 2016 and 2015, respectively.

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

November 4, 2015 Controlled Equity Offering

On November 4, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and Co., as agent (“Cantor”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s Common Ctock, having an aggregate offering price of up to $25,000,000 (the “Shares”) Any Shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-205806), and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on July 29, 2015 (the “Registration Statement”), as supplemented by a prospectus supplement, dated November 4, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Since it was established on November 4, 2015 through September 30, 2016, the Company sold 28,880 shares at an average selling price of $8.02 per share, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the nine months ended September 30, 2016.

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

Stock-Based Compensation

Stock Options:

Total share-based employee, director, and consultant compensation for the three months and nine months ended September 30, 2016 and 2015 amounted to approximately $124,000 and $114,000 and $599,000 and $260,000, respectively. These amounts are included in the statement of operations under the captions research and development ($29,000 and $45,000 for the three months ended September 30, 2016 and 2015, and $121,000 and $79,000 for the nine months ended September 30, 2016 and 2015) and selling, general and administrative ($95,000 and $69,000 for the three months ended September 30, 2016 and 2015, and $478,000 and $181,000 for the nine months ended September 30, 2016 and 2015).

The summary of the stock option activity for the nine months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2015	2,477,279	$6.56	6.2
Granted	1,034,219	4.68	9.7
Forfeited	(500,150)	8.04	8.5
Expired	(19,757)	121.85	—
Exercised	(25,200)	3.17	3.6
Outstanding, September 30, 2016	2,966,391	$4.92	6.4

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.67 to $6.07 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 66.8% to 68.7%), expected dividends (-0-%) on the stock and the risk free interest rate (1.24% to 1.81%) for the term of the stock option.

The aggregate intrinsic value is calculated at the difference between the market value as of September 30, 2016 of $6.40 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2016	Price	Life (Years)	Value
$0.88 - $166.00	2,966,391	$4.92	6.40	$6,253,743

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2016	Price	Value
1,843,524	$4.99	$4,394,350

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2016	794,708	$2.72
Granted	1,034,219	2.71
Forfeited	(499,650)	3.30
Vested	(206,410)	1.04
Non-vested, September 30, 2016	1,122,867	$2.54

As of September 30, 2016, the Company had approximately $399,000 of total unrecognized compensation cost related to stock options, which will be amortized over a weighted average period of approximately nine months. In April 2015, the Board of Directors granted options to purchase 566,000 shares of Common Stock to the Company’s employees which options would only vest upon achievement of certain specific, predetermined milestones related to 2015 operating performance. The grant date fair value of these unvested options amounted to approximately $1,388,000. On June 7, 2016, based upon the finalization of its review of the Company’s progress to meeting the predetermined milestones, the Board of Directors determined that 72,400 of these options would immediately vest. Accordingly, a $241,000 charge related to these options has been recorded in the consolidated statements of operations for the nine months ended September 30, 2016.

In addition, on June 7, 2016, the Board of Directors granted options to purchase 900,100 shares of Common Stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2016 operations. The grant date fair value of these unvested options amounted to approximately $2,437,000. Due to uncertainty over whether these options will vest, which only occurs if the Company meets the predetermined milestones, no charge for these options has been recorded in the consolidated statements of operations for three and nine month periods ended September 30, 2016.

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of restricted stock units outstanding to 1,539,000. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three months and nine months ended September 30, 2016.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense at their fair value on each vesting date. For the nine months ended September 30, 2016, the Company recorded a charge of approximately $125,000 related to the vested portion of these restricted stock unit awards. The following table outlines the restricted stock unit activity for the nine months ended September 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2016	-	$-
Granted	80,000	4.69
Vested	(26,665)	4.69
	53,335	$4.69

Warrants:

As of September 30, 2016, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
9,605	$31.250	October 24, 2016
40,001	$4.375	February 10, 2017
117,600	$3.750	June 21, 2018
110,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$7.8125	March 11, 2019
30,000	$9.900	January 14, 2020
1,092,166

4.	WARRANT LIABILITY

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

The Company recognized an initial warrant liability for the warrants issued in connection with the offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s Common Stock of $6.00. On September 30, 2016 and 2015, the closing price per share of Common Stock was $6.40 and $6.41, respectively. Due to fluctuations in the market value of the Company’s Common Stock from June 30, 2016 to September 30, 2016, the Company recorded an increase in the fair market value of the warrant liability of $494,596 during the three months ended September 30, 2016. Due to the fluctuations in the market value of the Company’s Common Stock from December 31, 2015 through September 30, 2016, the Company recorded an increase in the fair value of the warrant liability of $666,815 during the nine months ended September 30, 2016. Due to fluctuations in the market value of the Company’s Common Stock from June 30, 2015 to September 30, 2015, the Company recorded a increase in the fair market value of the warrant liability of $771,328 during the three months ended September 30, 2015. Due to the fluctuations in the market value of the Company’s Common Stock from December 31, 2014 through September 30, 2015, the Company recorded a decrease in the fair value of the warrant liability of $817,578 during the nine months ended September 30, 2015.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial lattice valuation model were as follows:

	September 30,	September 30,
	2016	2015

Number of shares underlying the warrants	736,000	736,000
Exercise price	$7.81	$7.81
Volatility	68.70%	72.30%
Risk-free interest rate	0.82%	1.02%
Expected dividend yield	0	0
Expected warrant life (years)	2.44	3.44
Stock Price	$6.40	$6.41

5.	LONG-TERM DEBT, NET

Loan and Security Agreement:

On June 30, 2016 (the ”Closing Date”), the Company and its wholly-owned subsidiary CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 8.24% at September 30, 2016.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $118,833, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and nine months ended September 30, 2016, the Company recorded interest expense amounting to $7,427 related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of each Term Loan. Commencing on August 1, 2017, if the Term B Loan is not made, the Company shall make equal monthly payments of principal of $138,889, together with accrued and unpaid interest. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement, if the Term B Loan is made, which is at the Company’s discretion, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the three and nine months ended September 30, 2016, the Company recorded interest expense of $7,813 related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following at September 30, 2016:

Principal amount	$5,000,000
Less unamortized debt acquisition costs and related fees	(103,593)
Subtotal	4,896,407
Less Current maturities	416,667
Long-term debt net of current maturities	$4,479,740

.Principal payments of long-term debt are due as follows at September 30:

2017	$416,667
2018	1,666,667
2019	1,666,667
2020	1,249,999
Total	$5,000,000

6.	COMMITMENTS AND CONTINGENCIES

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended September 30, 2016 and 2015, the Company has recorded royalty costs of approximately $63,000 and $31,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company has recorded royalty costs of approximately $165,000 and $74,000, respectfully.

License Agreements

In August 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years, which expires on August 7, 2024. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products for a term not greater than 18 years. For the three months ended September 30, 2016 and 2015, the Company has recorded royalty costs of approximately $84,000 and $42,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company has recorded royalty costs of approximately $220,000 and $99,000, respectfully.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the six months ended September 30, 2016 and 2015 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 4,058,557 and 3,779,295 incremental shares at September 30, 2016 and 2015 have been excluded from the computation of diluted loss per share for the three months ended September 30, 2016 and 2015 and nine months ended September 30, 2016, as they are anti-dilutive.

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

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was safe in this critically-ill population, and clearance measurement across the device showed that it was able to broadly clear key cytokines in the blood of these patients. We plan to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

In addition to CE Mark approval, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale in the EU andin countries that recognize EU approval. We also established a reimbursement path for CytoSorb in Germany and Austria.

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

As of November 1, 2016, our sales force includes 12 direct sales people, one contract sales person and 12 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (GCC)) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits, and we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile.

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

In September 2016, we entered into a multi-country strategic partnership with Terumo Cardiovascular Group to commercialize CytoSorb for cardiac surgery applications. Under the terms of the agreement, Terumo has exclusive rights to distribute the CytoSorb cardiopulmonary bypass (CPB) procedure pack for intra-operative use during cardiac surgery in France, Sweden, Denmark, Norway, Finland and Iceland.

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

In addition, we now have more than 55 investigator-initiated studies in various stages, with five completed, 19 in process, and six ready to enroll. These trials, which are funded and supported by well-known university hospitals and KOLs, are designed to evaluate the safety and efficacy of CytoSorb in a variety of different clinical applications, such as the treatment of sepsis, cardiac surgery, trauma, and many other indications, and if successful, are anticipated to be integral in helping to drive additional usage and adoption of CytoSorb.

In February 2015, the FDA approved our Investigational Device Exemption (IDE) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represents the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

The study is designed to evaluate the safety of CytoSorb when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. As of September 30, 2016, enrollment was complete with 46 patients and with a target of approximately 40 patients who had completed all aspects of the study.

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, the Company announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent Data Safety Monitoring Board (DSMB) found no safety concerns related to the CytoSorb device, achieving the primary safety endpoint of the trial and fulfilling a key requisite to move forward with a larger, definitive pivotal study.  In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

The data on plasma free hemoglobin are pending review by the cardiac surgery advisory board and trial investigators.  Once the analysis of these data and all relevant data from the trial is finalized, the Company plans to discuss the results with the FDA in anticipation of filing an investigational device exemption (IDE) application to initiate a pivotal REFRESH 2 trial in early 2017. The Company also plans to submit these data for formal scientific presentation and future publication.

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

We intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases where CytoSorb could be used, such as ARDS, trauma, severe burn injury, acute pancreatitis, and other acute conditions that may benefit by the reductions of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs for transplant prior to organ harvest. We intend to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb – an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal of HemoDefend is to reduce transfusion reactions and improve the safety of transfused blood products.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	Potassium Binder – a development-stage extracorporeal hemoperfusion cartridge designed to treat severe hyperkalemia by reducing excessive concentrations of potassium in the blood.
•	CytoSorb XL – a next generation development-stage extracorporeal hemoperfusion cartridge combining endotoxin (LPS) reduction with reduction of a broad range of cytokines, toxins, and other inflammatory mediators with the goal of reducing SIRS and preventing or treating organ failure.

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b 2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including Defense Advanced Research Projects Agency (DARPA), the U.S. Army, and the U.S. Air Force.

In July 2016, we were awarded a Phase I Small Business Innovation Research (SBIR) contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the U.S. Army Medical Research Acquisition Activity (USAMRAA) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (STTR) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of September 30, 2016, we received approximately $125,000 and have approximately $25,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of September 30, 2016, we received approximately $100,000 and have approximately $50,000 remaining under this contract.

In October 2015, we were awarded a Phase II SBIR contract by the National Heart, Lung, and Blood Institute (NHLBI), a division of the National Institutes of Health, to help advance our HemoDefend blood purification technology towards commercialization for the purification of packed red blood cell(pRBC) transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of September 30, 2016, we have received approximately $332,000 and have approximately $1,190,000 remaining under this contract.

In September 2013, the NHLBI awarded us a Phase I SBIR contract, (contract number HHSN-268201-300044C), valued at $203,351, to further advance our HemoDefend blood purification technology for pRBC transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. Our performance under this contract has been completed.

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

In September 2012, we were awarded a Phase II SBIR contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In June 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of September 30, 2016, we received approximately $892,000 in funding under this contract and have approximately $354,000 remaining under this contract.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (DLT), program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 5 of the program and are currently working with the systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by us and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. In June 2016, this contract was amended to change the maximum funding to approximately $3,825,000. As of September 30, 2016, we have received approximately $3,696,000 in funding under this contract and have approximately $129,000 remaining under this contract.

Results of Operations

Comparison for the three months ended September 30, 2016 and 2015:

Revenues:

Revenue from product sales was approximately $2,143,000 in the three months ended September 30, 2016, as compared to approximately $1,071,000 in the three months ended September 30, 2015, an increase of approximately $1,072,000, or 100%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $269,000 for the three months ended September 30, 2016 as compared to approximately $272,000 for the three months ended September 30, 2015, a decrease of approximately $3,000, or 1%.

As a result of the increase in product sales, for the three months ended September 30, 2016, we generated total revenue of approximately $2,412,000, as compared to total revenue of approximately $1,344,000 for the three months ended September 30, 2015, an increase of approximately $1,068,000, or 79%.

Cost of Revenue:

For the three months ended September 30, 2016 and 2015, cost of revenue was approximately $964,000 and $639,000, respectively, an increase of approximately $325,000. Product cost of revenues increased approximately $283,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to increased sales. Product gross margins increased to approximately 68% for the three months ended September 30, 2016, as compared to approximately 63% for the three months ended September 30, 2015 due to a favorable mix of sales prices. Grant income related expenses decreased by approximately $50,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Research and Development Expenses:

For the three months ended September 30, 2016, research and development expenses were approximately $1,172,000, as compared to research and development expenses of approximately $866,000 for the three months ended September 30, 2015, an increase of approximately $306,000. This increase was due to an increase in costs related to the various clinical studies, primarily due to our REFRESH 1 trial costs, of approximately $386,000 and a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $50,000, which had the effect of increasing the amount of our non-reimbursable research and development costs. These increases were offset by decreases in patent related costs of approximately $13,000, decreases in non-grant related supplies of approximately $72,000 and decreases in other research and development costs of approximately $45,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $279,000 for the three months ended September 30, 2016, as compared to approximately $289,000 for the three months ended September 30, 2015, a decrease of approximately $10,000. This decrease was due to a decrease in employment agency fees of approximately $58,000 relating to 2015 fees incurred from the hiring of senior level personnel that did not recur in 2016 and a decrease in legal fees of approximately $25,000. This decrease was offset by an increase in accounting fees of approximately $20,000 due to fees incurred related to the audit of our internal controls as required by the Sarbanes-Oxley Act of 2002 and an increase in consulting fees of approximately $53,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $2,141,000 for the three months ended September 30, 2016, as compared to approximately $1,700,000 for the three months ending September 30, 2015, an increase of approximately $441,000. This increase was due to an increase in salaries and related costs of approximately $348,000 resulting from headcount additions, commissions, and personnel related costs, an increase in royalty expenses of approximately $73,000 due to the increase in sales, an increase in travel and entertainment costs and other expenses of approximately $50,000 due to the increased activity and an increase in stock-based compensation of approximately $25,000 due to the number of employees receiving options during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. These increases were offset by a decrease in stock exchange listing and stock transfer fees of approximately $15,000 which were incurred in connection with our public offering in 2015 that did not recur in 2016, a decrease in public relations fees of approximately $17,000 and decreases in other general and administrative costs of approximately $23,000.

Interest Income (Expense):

For the three months ended September 30, 2016, interest expense amounted to approximately $117,000 as compared to interest income of approximately $3,000 for the three months ended September 30, 2015. This increase in expense of approximately $120,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2016 and 2015, the gain on foreign currency transactions was approximately $73,000 and $71,000, respectively. The gain for the three months ended September 30, 2016 is directly related to the increase in the exchange rate of the Euro at September 30, 2016 as compared to June 30, 2016. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2016 as compared to $1.11 per Euro at June 30, 2016. The gain for the three months ended September 30, 2015 is directly related to the increase in the exchange rate of the Euro at September 30, 2015 as compared to June 30, 2015. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2015 as compared to $1.11 per Euro at June 30, 2015.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in other expense of approximately $495,000 and $771,000 for the three months ended September 30, 2016 and 2015, respectively. The change in warrant liability was a result of the change in the fair value of the warrant liability from June 30, 2016 to September 30, 2016 and from June 30, 2015 to September 30, 2015. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

Comparison for the nine months ended September 30, 2016 and 2015:

Revenues:

Revenue from product sales was approximately $5,593,000 in the nine months ended September 30, 2016, as compared to approximately $2,548,000 in the nine months ended September 30, 2015, an increase of approximately $3,045,000, or 120%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $851,000 for the nine months ended September 30, 2016, as compared to approximately $470,000 for the nine months ended September 30, 2015, an increase of approximately $381,000, or 81%. This increase was a result of revenue recognized from new grants and billable milestones achieved on existing grants.

As a result of the increases in both product sales and grant income, for the nine months ended September 30, 2016, we generated total revenue of approximately $6,444,000, as compared to total revenue of approximately $3,031,000 for the nine months ended September 30, 2015, an increase of approximately $3,413,000, or 113%.

Cost of Revenue:

For the nine months ended September 30, 2016 and 2015, cost of revenue was approximately $2,657,000 and $1,409,000, respectively, an increase of approximately $1,248,000. Product cost of revenues increased approximately $917,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased sales. Product gross margins were approximately 66% for the nine months ended September 30, 2016, as compared to approximately 62% for the nine months ended September 30, 2015 due to a favorable mix of sales prices. Grant income related expenses increased due to direct labor and other costs being deployed toward grant-funded activities, an increase of approximately $239,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Research and Development Expenses:

For the nine months ended September 30, 2016, research and development expenses were approximately $3,120,000, as compared to research and development expenses of approximately $2,619,000 for the nine months ended September 30, 2015, an increase of approximately $501,000. This increase was due to an increase in costs related to the various clinical studies, primarily due to our REFRESH 1 trial costs, of approximately $883,000. The increase was offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $239,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs, decreases in patent related costs of approximately $95,000, decreases in non-grant related supplies of approximately $41,000 and decreases in other research and development costs of approximately $7,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $853,000 for the nine months ended September 30, 2016, as compared to approximately $802,000 for the nine months ended September 30, 2015. The increase of approximately $51,000 was due to an increase in accounting and auditing fees of approximately $81,000 due to fees incurred related to the audit of our internal controls as required by The Sarbanes-Oxley Act of 2002 and increases in consulting fees of approximately $81,000. These increases were offset by a decrease in employment agency fees of approximately $111,000 related to fees incurred in 2015 related to the hiring of senior level personnel that did not recur in 2016.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $6,736,000 for the nine months ended September 30, 2016, as compared to approximately $4,842,000 for the nine months ending September 30, 2015, an increase of $1,894,000. The increase in selling, general, and administrative expenses was due to an increase in salaries, commissions and related costs of approximately $1,095,000 due to headcount additions and personnel related costs, an increase in royalty expenses of approximately $211,000 due to the increase in sales, additional sales and marketing costs, which include advertising, and conferences of approximately $125,000, an increase in travel and entertainment and other costs of approximately $126,000 due to the increased volume and an increase in stock-based compensation of approximately $422,000 due to 2015 milestone options awarded to the Company’s employees and restricted stock units awarded to the Company’s executive staff during the nine months ended September 30, 2016. These increases were offset by a decrease in stock exchange listing and stock transfer fees of approximately $35,000 related to fees incurred in 2015 related to our public offering that did not recur in 2016 and a decrease in public relations fees of approximately $50,000.

Interest Income (Expense):

For the nine months ended September 30, 2016, interest expense amounted to approximately $112,000 as compared to interest income of approximately $9,000 for the nine months ended September 30, 2015. This increase in expense of approximately $121,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2016, the gain on foreign currency transactions was approximately $176,000, as compared to a loss of approximately $316,000 for the nine months ended September 30, 2015. The 2016 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2016 as compared to December 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2016 as compared to $1.08 per Euro at December 31, 2015. The 2015 loss is directly related to the decrease in the exchange rate of the Euro at September 30, 2015 as compared to December 31, 2014. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2015, as compared to $1.22 per Euro at December 31, 2014.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in other expense of approximately $667,000 for the nine months ended September 30, 2016, and other income of approximately $818,000 for the nine months ended September 30, 2015. The change in warrant liability was a result of the change in the fair value of the warrant liability from December 31, 2015 to September 30, 2016 and from December 31, 2014 to September 30, 2015. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2016, we had an accumulated deficit of approximately $140,050,000 which included losses of approximately $7,524,000 and $6,130,000 for the nine month periods ended September 30, 2016 and 2015, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private placement of debt and equity securities. At September 30, 2016, we had current assets of approximately $9,053,000 including cash on hand of approximately $6,375,000, and current liabilities of approximately $4,999,000. We do not have sufficient cash to fund our operations for the next twelve months. We will need to raise additional capital to fully fund our operations, including our planned clinical trials in the United States and/or Germany. In addition, we will require additional capital to support our sales and marketing efforts, to fund clinical studies, to expand our production capacity, to further develop our products, and for general working capital purposes. We are evaluating a broad range of financing options.

Contractual Obligations

In June 2016, the Company entered into an amended and restated Fourteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC (the Landlord), which extended the term of the Company’s lease for its corporate headquarters and manufacturing facility through May 31, 2018 and, effective August 1, 2016, increases the Company’s space to approximately 12,900 square feet and the Company’s rent obligation to $24,756 per month. In return, the Landlord has agreed to make certain improvements to the property. The lease amendment also provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2019 upon certain conditions.

In September 2016, the Company entered into a five year lease agreement with Klimik GmbH for 600 square meters of office and warehouse space for its wholly-owned subsidiary CytoSorbents Europe GmbH. The lease, which commenced on September 1, 2016, has a rent obligation of $6,664 per month. The lease expires on August 31, 2021. The lease also provides the Company with an option to extend the term of the lease for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of September 30, 2016, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$323,728	$357,984	$133,280	–
Long-term debt	416,667	3,333,334	1,249,999	–

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We do not have adequate funding for more than the next 12 months of operations. We will have to raise additional capital to fund our future operations.

As of September 30, 2016, we had an accumulated deficit of approximately $140,050,000, which included net losses of approximately $7,524,000 for the nine months ended September 30, 2016, and $6,130,000 for the nine months ended September 30, 2015. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, successfully completing the development of our technology and commercial products, obtaining additional regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, satisfactory reimbursement in key territories, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that reimbursement will be available or satisfactory, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We and our subsidiaries are not currently a party to any legal proceedings.

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

Risks Related to our Business and Industry

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of September 30, 2016, we had an accumulated deficit of approximately $140,050,000, which included net losses of approximately $7,524,000 for the nine months ended September 30, 2016 and $6,130,000 for the nine months ended September 30, 2015. In part due to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market ,obtaining additional regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of the matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of September 30, 2016, we had current assets of approximately $9,053,000, including cash on hand of approximately $6,375,000 and current liabilities of approximately $4,999,000. For the nine months ended September 30, 2016, our cash burn was approximately $6.6 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have a $100 million shelf registration in effect with the SEC which enables us to raise up to $100 million in equity financing. We entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. in November 2015 for the offer and sale of up to an aggregate of $25,000,000 of shares of our common stock, par value $0.001 per share (the Common Stock”). In addition, we entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, to provide up to an aggregate of $10,000,000 to the Company. We expect we will require additional financing, and should the financing we require be unavailable or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if reimbursement is not available in specific countries, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, the future revenues and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. For example, in certain foreign markets, pricing or profitability of medical devices is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of medical devices and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could materially harm our business, financial condition and results of operations.

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

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets often have a combination of government-managed and privately-managed healthcare systems that govern reimbursement for medical devices and related procedures. Socialized medicine is common in the EU, and reimbursement and the pricing of medical devices is often subject to governmental control. Application for reimbursement, subsequent approvals, if any, and pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. Private insurance has similar challenges. CytoSorb is currently reimbursed in Germany under government-funded insurance, and in other countries may be covered under the diagnosis related group (DRG), or “lump sum payment” reimbursement, or other generalized reimbursement for acute care medical products. We are continuously working to obtain or improve upon the type and amount of reimbursement available to us in countries where CytoSorb is available, and as we attempt to move from an existing reimbursement platform to a new reimbursement platform, we may experience interruptions and/or reductions in the amount available for reimbursement. Because of this, there can be no assurance that new reimbursement will be obtained or that existing reimbursement will continue or that such reimbursement will be sufficient to adequately cover the cost of the device or treatment. As a result, our future revenues, profitability and access to capital may be negatively affected by any interruption or reduction in amounts of reimbursement. We plan to seek reimbursement for our product in other EU and non-EU countries to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

We depend upon key personnel who may terminate their employment with us at any time.

As of November 1, 2016 we have 66 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett, our Chief Medical Officer, who works with us on a consulting basis. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, certain of our existing patents expire over the next one to 10 years. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Our business could be harmed by adverse economic conditions in Germany, our primary geographical market, or by economic and/or political instability in the EU caused by Brexit, or other factors.

For the nine months ended September 30, 2016, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intent to leave the EU, also known as “Brexit”, economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to The NASDAQ Capital Market and our Common Stock began trading on The NASDAQ Capital Market on December 23, 2014. Our Common Stock closed as high as $6.47 and as low as $3.21 per share between January 1, 2016 and September 30, 2016 on The NASDAQ Capital Market. On November 3, 2016 the closing price of our Common Stock, as reported on The NASDAQ Capital Market, was $5.30. Historically, medical device company securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, on December 3, 2014 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of Common Stock, of which approximately 24,531,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

Future sales of our Common Stock may cause our share price to fall.

In November 2015, we entered into a sales agreement with Cantor Fitzgerald & Co. to offer shares of our Common Stock from time to time through “at-the-market” offerings, pursuant to which we offer and sell shares of our Common Stock for an aggregate offering price of up to $25 million. We are not obligated to make or continue to make any sale of shares of our Common Stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income/Loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2015 to September 30, 2016 (unaudited), (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (v) Notes to Consolidated Financial Statements (unaudited).

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 7, 2016	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2016	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

