Form 10-Q
period 2017-03-31
Cytosorbents Corp
filed 2017-05-08
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑     Yes ☐     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐     Yes ☑     No

As of May 5, 2017 there were 28,108,382 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,239,983	$5,245,178
Grants and accounts receivable, net of allowance for doubtful accounts of $67,941 at March 31, 2017 and $65,414 at December 31, 2016	1,732,008	1,433,468
Inventories	857,786	833,976
Prepaid expenses and other current assets	451,285	315,802
Total current assets	6,281,062	7,828,424

Property and equipment, net	588,385	569,409
Other assets	1,419,776	1,296,011
Total long-term assets	2,008,161	1,865,420
Total Assets	$8,289,223	$9,693,844

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,660,132	$1,330,072
Current maturities of long-term debt, net of debt acquisition costs	1,250,000	833,333
Accrued expenses and other current liabilities	1,608,149	2,114,666
Warrant liability at fair value	1,664,689	1,811,547
Total current liabilities	6,182,970	6,089,618
Long term debt, net of current maturities	3,676,887	4,078,314
Total Liabilities	9,859,857	10,167,932
Commitment and Contingencies (Note 6)
Stockholders’ Equity/(Deficit):
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common Stock, 50,000,000 shares authorized; 25,552,827 and 25,483,966 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	25,553	25,484
Additional paid-in capital	143,479,427	143,066,477
Accumulated other comprehensive income	767,134	898,684
Accumulated deficit	(145,842,748)	(144,464,733)
Total stockholders' deficit	(1,570,634)	(474,088)
Total Liabilities and Stockholders' Deficit	$8,289,223	$9,693,844

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Sales	$2,596,133	$1,597,449
Grant income	517,385	212,733
Total revenue	3,113,518	1,810,182
Cost of revenue	1,254,483	819,499
Gross margin	1,859,035	990,683
Other Expenses:
Research and development	469,547	856,122
Legal, financial and other consulting	279,945	254,551
Selling, general and administrative	2,667,021	1,970,104
Total expenses	3,416,513	3,080,777

Loss from operations	(1,557,478)	(2,090,094)

Other income/(expense):
Interest (expense)/ income net	(120,449)	3,906
Gain on foreign currency transactions	153,054	231,592
Change in warrant liability	146,858	18,294
Total other income, net	179,463	253,792

Loss before benefit from income taxes	(1,378,015)	(1,836,302)
Benefit from income taxes	—	—
Net loss available to common shareholders	$(1,378,015)	$(1,836,302)

Basic and diluted net loss per common share	$(0.05)	$(0.07)
Weighted average number of shares of common stock outstanding	25,503,757	25,401,167

Net loss	$(1,378,015)	$(1,836,302)
Other comprehensive income:
Currency translation adjustment	(131,550)	(245,496)
Comprehensive loss	$(1,509,565)	$(2,081,798)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2017 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2016	25,483,966	$25,484	$143,066,477	$898,684	$(144,464,733)	$(474,088)

Stock based compensation - employees, consultants and directors	—	—	92,281	—	—	92,281

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(131,550)	—	(131,550)

Proceeds from exercise of stock options	1,000	1	1,324	—	—	1,325

Cashless exercise of stock options	2,074	2	(2)	—	—	—

Issuance of restricted stock units	25,786	26	144,383	—	—	144,409

Proceeds from exercise of warrants	40,001	40	174,964	—	—	175,004

Net loss	—	—	—	—	(1,378,015)	(1,378,015)

Balance at March 31, 2017	25,552,827	$25,553	$143,479,427	$767,134	$(145,842,748)	$(1,570,634)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,378,015)	$(1,836,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,264	32,406
Amortization of debt costs	15,240	—
Bad debt	1,460	—
Stock-based compensation	92,281	107,083
Change in warrant liability	(146,858)	(18,294)
Foreign currency transaction (gain) loss	(153,054)	(231,592)
Changes in operating assets and liabilities:
Grants and accounts receivable	(284,453)	(95,116)
Inventories	(20,342)	249,137
Prepaid expenses and other current assets	(131,873)	320,373
Accounts payable and accrued expenses	(42,074)	211,240
Net cash used by operating activities	(1,984,424)	(1,261,065)

Cash flows from investing activities:
Purchases of property and equipment	(70,970)	(35,811)
Payments for patent costs	(133,485)	(71,108)
Purchases of short-term investments	—	(298,000)
Net cash used by investing activities	(204,455)	(404,919)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,325	25,000
Proceeds from exercise of warrants	175,004	2,875
Net cash provided by financing activities	176,329	27,875

Effect of exchange rates on cash	7,355	(141,317)
Net change in cash and cash equivalents	(2,005,195)	(1,779,426)

Cash and cash equivalents - beginning of period	5,245,178	5,316,851

Cash and cash equivalents - end of period	$3,239,983	$3,537,425

6

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$104,946	$—

Supplemental schedule of noncash investing and financing activities:

Settlement of accrued bonuses with restricted stock units	$144,409	$—

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2017

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2017. The results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2017, the Company had an accumulated deficit of $145,842,748, which included net losses of $1,378,015 for the three months ended March 31, 2017 and $1,836,302 for the three months ended March 31, 2016. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities, including clinical trials. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable the Company to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy, investigating and commercializing its CytoSorb blood purification therapy to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. CytoSorb, the Company’s flagship product, is approved in the EU and marketed in and distributed in forty-three countries around the world, as a safe and effective extracorporeal cytokine adsorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, CytoSorb was “CE Marked” in the European Union (“EU”) allowing for commercial marketing.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which include HemoDefend, ContrastSorb, DrugSorb, and others. As of March 31, 2017, the Company owns 32 issued United States patents and has multiple issued patents and pending patent applications worldwide. Our patent portfolio includes 16 issued United States patents as well as multiple issued patents and pending patent applications directed to various compositions and methods of use related to our blood purifications technologies, which are expected to expire between 2018 and 2031, absent any patent term extensions. Management believes that any expiring patents will not have a significant impact on our ongoing business.

Stock Market Listing

On December 17, 2014 the Company’s common stock, par value $0.001 per share (“Common Stock”) was approved for listing on the NASDAQ Capital Market (NASDAQ), and it began trading on NASDAQ on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s Common Stock traded in the over-the-counter-market on the OTC Bulletin Board.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of the European subsidiary, for which the U.S. dollar is the functional currency, are included in other comprehensive income. Foreign currency transaction gains included in net loss amounted to approximately $153,000 and $232,000 for the three months ended March 31, 2017 and 2016, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $67,941 and $65,414 at March 31, 2017 and December 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market under the first in, first out (FIFO) method. At March 31, 2017 and December 31, 2016, the Company’s inventory was comprised of finished goods, which amounted to $300,617 and $307,483, respectively; work in process which amounted to $489,651 and $467,663, respectively; and raw materials, which amounted to $67,518 and $58,830, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Warrant Liability

The Company recognizes the fair value of the warrants as of the date of the warrant grant using the Monte Carlos simulation model. At each subsequent reporting date, the Company again measures the fair value of the warrants, and records a change to the warrant liability as appropriate, and the change is reported in the statement of operations.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $95,447 and $79,610 for the three months ended March 31, 2017 and 2016, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2017 or December 31, 2016. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

Each of CytoSorbents Europe GmbH and CytoSorbents Switzerland GmbH files an annual corporate tax return, VAT return and a trade tax return in Germany and Switzerland, respectively.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. The following table provides a geographic summary of revenues for the three months ended March 31, 2017 and 2016:

11

	2017	2016
Product Sales:
United States	$–	$–
Germany	1,529,742	981,652
All other countries	1,066,391	615,797
Grant and other income:
United States	517,385	212,733
Germany	–	–
All other countries	–	–
Total Revenue	$3,113,518	$1,810,182

As of March 31, 2017, two distributors accounted for approximately 37% of outstanding grant and accounts receivable. At December 31, 2016, one distributor and one government agency accounted for approximately 22% of outstanding grant and accounts receivable. For the three months ended March 31, 2017 and 2016, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $83,000 and $34,000 for the three months ended March 31, 2017 and 2016, respectively.

3.	STOCKHOLDERS' EQUITY

Preferred Stock

In December 2014, the Company amended its articles of incorporation to reduce the total number of authorized shares of preferred stock. The amended articles of incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share (“Preferred Stock”), with such designation rights and preferences as may be determined from time to time by the Board of Directors.

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

Under the Sales Agreement, Cantor may sell Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any existing trading market for the Common Stock or to or through a market maker. In addition, under the Sales Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. The Company may instruct Cantor not to sell Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Since it was established on November 4, 2015 through December 31, 2015, the Company sold 28,880 shares at an average selling price of $8.02 per share, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016 or quarter ended March 31, 2017.

The Company pays a commission rate of 3.0% of the aggregate gross proceeds from each sale of Shares and has agreed to provide Cantor with customary indemnification and contribution rights. In 2015, the Company reimbursed Cantor $50,000 for certain specified expenses in connection with the execution of the Sales Agreement.

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

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2017 and 2016 amounted to approximately $92,000 and $107,000, respectively. These amounts are included in the statement of operations under the captions research and development ($15,000 and $29,000) and general and administrative ($77,000 and $78,000), respectively.

The summary of the stock option activity for the three months ended March 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2016	2,762,177	$4.69	6.0
Granted	1,025,950	$5.60	9.9
Forfeited	(11,800)	$4.64	—
Expired	(32,120)	$36.33	—
Exercised	(13,960)	$4.45	—
Outstanding, March 31, 2017	3,730,247	$4.67	6.9

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.55 to $6.20 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (71.1 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 1.88 to 2.213 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of March 31, 2017 of $4.50 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2017	Price	Life (Years)	Value
$0.88 - $11.48	3,730,247	4.67	6.9	$1,680,340

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2017	Price	Value
2,581,247	$4.26	$1,666,381

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2016	912,547	$2.55
Granted	1,025,950	$0.24
Forfeited	(1,000)	$2.41
Vested	(788,497)	$2.29
Non-vested, March 31, 2017	1,149,000	$0.49

As of March 31, 2017, the Company had approximately $466,000 of total unrecognized compensation cost related to stock options which will be amortized over six months.

On February 24, 2017, the Board of Directors granted options to purchase 953,200 shares of Common Stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2017 operations. The grant date fair value of these unvested options amounted to approximately $3,284,000. Since these options relate exclusively to the achievement of 2017 milestones, no charge for these options has been recorded in the consolidated statements of operations for the three months ended March 31, 2017. The Company will assess the likelihood of meeting these milestones throughout 2017 and will record stock option expense as appropriate.

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of change of control restricted stock units outstanding to 1,539,000. In February 2017, the Board of Directors granted an additional 129,500 restricted stock options to Company employees, Directors, and consultants valued at approximately $725,200 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of Change of Control restricted stock units outstanding to 1,668,500. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three months ended March 31, 2017.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense over the period which they vest. For the three months ended March 31, 2017, the Company recorded a charge of approximately $31,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2017, the Company recorded a charge of approximately $58,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2017	53,335	$4.69
Granted	125,000	5.60
Vested	(41,665)	5.60
Non-vested, March 31, 2017	136,670	$5.24

Warrants:

 As of March 31, 2017, the Company has the following warrants to purchase Common Stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
113,600	$3.750	June 21, 2018
110,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
1,038,560

4.	WARRANT LIABILITY

In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of Common Stock. The Company recognizes these warrants as liabilities at their fair value on the date of grant, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The warrants have certain pricing provisions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances. In addition, these warrants may only be exercised with cash. In April 2017, the Company closed on an underwritten public offering. The price of this offering was $4.50 per share of Common Stock which is less than the exercise price of the warrants. Accordingly, the exercise price of the warrants has been reduced to $4.50 per warrant. (see Note 8).

The Company recognized an initial warrant liability for the warrants issued in connection with the offering completed in March 2014. The initial warrant liability recognized on the related warrants totaled $862,920, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s Common Stock of $6.00. On March 31, 2017 and 2016, the closing price per share of Common Stock was $4.50 and $3.92, respectively. Due to the fluctuations in the market value of the Company’s Common Stock from December 31, 2016 through March 31, 2017, the Company recorded a decrease in the fair value of the warrant liability of $146,858 during the three months ended March 31, 2017. Due to the fluctuations in the market value of the Company’s Common Stock from December 31, 2015, through March 31, 2016, the Company recorded a decrease in the fair value of the warrant liability of $18,294 during the three months ended March 31, 2016.

The assumptions used in connection with the valuation of warrants issued utilizing the Monte Carlo simulation model were as follows:

	March 31,	March 31,
	2017	2016

Number of shares underlying the warrants	736,000	736,000
Exercise price	$4.50	$7.81
Volatility	80.10%	77.70%
Risk-free interest rate	1.25%	0.86%
Expected dividend yield	0	0
Expected warrant life (years)	1.95	2.95
Stock Price	$4.50	$3.92

5.	LONG-TERM DEBT, NET

Loan and Security Agreement:

On June 30, 2016 (the ”Closing Date”), the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. The Term Loans are secured by substantially all the assets of the Company, with the exception of any intellectual Property. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 8.53% at March 31, 2017.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $118,833, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three months ended March 31, 2017, the Company recorded interest expense amounting to $7,428 related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of each Term Loan. Commencing on August 1, 2017, if the Term B Loan is not made, the Company shall make equal monthly payments of principal of $138,889, together with accrued and unpaid interest. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement, if the Term B Loan is made, which is at the Company’s discretion, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the three ended March 31, 2017, the Company recorded interest expense of $7,812 related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Success Fee Letter:

In connection with the Loan and Security Agreement, the Borrower simultaneously entered into a Success Fee Letter (the “Letter”) with the Bank. Pursuant to the Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term Loans (the “Success Fee”) upon the first occurrence of any of the following events (each a “Liquidity Event”): (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s Common Stock on NASDAQ being $8.00 (after giving effect to any stock splits or consolidations effected after the date hereof) or more for five successive business days.

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

Long-term debt consists of the following at March 31, 2017:

Principal amount	$5,000,000
Less unamortized debt acquisition costs	(96,550)
Plus accrued final fee	23,437
Subtotal	4,926,887
Less Current maturities	1,250,000
Long-term debt net of current maturities	$3,676,887

Principal payments of long-term debt are due as follows at March 31, 2017:

2017	$1,250,000
2018	1,666,667
2019	1,666,667
2020	416,666
Total	$5,000,000

6.	COMMITMENTS AND CONTINGENCIES

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended March 31, 2017 and 2016 the Company has recorded royalty costs of approximately $77,000 and $47,000, respectfully.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2017 and 2016, per the terms of the license agreement, the Company has recorded royalty costs of approximately $128,000 and $63,000, respectfully.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2017 and 2016 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options representing approximately 4,905,000 and 3,685,000 incremental shares at March 31, 2017 and 2016 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

8.	SUBSEQUENT EVENT

On April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of Common Stock pursuant to the Company's existing shelf registration statement (File No. 333-205806) on Form S-3. The Company received gross proceeds of approximately $10,000,000, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s Common Stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1,500,000 as a result of the exercise of the option. As a result, the company received total gross proceeds of $11,500,000, and, after deducting the underwriting discounts and commissions and estimated expenses related to the offering, the Company received total net proceeds of approximately $10,300,000. As a result of this offering, the exercise price of the warrants issued in connection with the Company’s March 11, 2014 public offering was reduced to $4.50 in accordance with the pricing provisions of those warrants (see Note 4). There was no change in the number of warrants which were repriced, which remain cash-only exercisable.

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

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification therapy to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 23,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology. As of March 31, 2017, we own 32 issued United States patents and have multiple issued and multiple pending patent applications worldwide. Our patent portfolio includes 16 issued United States patents as well as multiple issued and pending patent applications directed to various compositions and methods of use related to our blood purifications technologies, which are expected to expire between 2018 and 2031, absent any patent term extensions.

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

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically-ill population to support the CE Mark, the device showed clearance for a broad range of cytokines. We plan to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

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

In late June 2012, following the establishment of CytoSorbents Europe GmbH, a wholly-owned operating subsidiary of CytoSorbents Corporation, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined us and completed their sales training during the third quarter of 2012. The fourth quarter of 2012 represented the first quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, our wholly-owned subsidiary, to conduct marketing and direct sales in Switzerland. This indirect subsidiary began operations during the second quarter of 2016. In the third quarter of 2016, we expanded our direct sales force efforts to include Belgium and Luxembourg.

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with four sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders (“KOLs”) throughout these countries. By the end of 2016, we had hundreds of KOLs in critical care, cardiac surgery, and blood purification who are either using CytoSorb or planning to use CytoSorb in the near future. We believe our relationships with KOLs will be essential to drive adoption and recurrent usage of CytoSorb, facilitate purchases by hospital administration, arrange reimbursement, and generate data for papers and presentations. In addition, we now currently have more than 55 investigator initiated studies being planned in Germany, Austria, India and a number of other countries worldwide in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others, with many already enrolling patients and some completed. These studies are being supported by our European Medical Director.

As of May 1, 2017, our sales force includes 12 direct sales people, one contract sales person and 12 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In April 2014, we announced the distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (“GCC”)) and Yemen, Iraq, and Jordan through an exclusive agreement with TechnoOrbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile.

We have been expanding our strategic partnerships by number and scope. In September 2013, we entered into a strategic partnership with Biocon Ltd., India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies.

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

In March 2017, we entered into a partnership with Dr. Reddy’s Laboratories Ltd. for the South African market. Under the terms of the agreement, Dr. Reddy’s has the exclusive right to distribute CytoSorb for intensive care, cardiac surgery, and other hospital applications in South Africa. This is a multi-year agreement and is subject to annual minimum purchases of CytoSorb to maintain exclusivity.

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

In addition, we now have more than 55 investigator-initiated studies planned, with 17 in an advanced stage, 5 ready to enroll, and 5 completed around the world. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

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

The REFRESH I study is designed to evaluate the safety of CytoSorb when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators directly correlate with the incidence of serious post-operative complications such as kidney injury and failure.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. As of March 31, 2017, enrollment was complete with 46 patients. A total of 38 patients were evaluable and completed all aspects of the study.

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

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data on plasma free hemoglobin and activated complement from the study and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication. In parallel, the Company plans to meet with the FDA to discuss the results of REFRESH I in anticipation of filing an IDE application to initiate a pivotal REFRESH 2 trial in 2017.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal of HemoDefend is to reduce transfusion reactions and improve the safety of older blood.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b 2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, U.S. Special Operations Command, and the U.S. Air Force.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We are in Year 5 of the program and are currently working with the systems integrator, Battelle Laboratories, and its subcontractor NxStage Medical, who are responsible for integrating the technology developed by us and others into a final medical device design prototype, and evaluating this device in septic animals and eventually in human clinical trials in sepsis. Our work is supported by DARPA and SSC Pacific under Contract No. N66001-12-C-4199. In June 2016, this contract was amended to change the maximum funding to approximately $3,825,000. As of March 31, 2017, we have received approximately $3,739,000 in funding under this contract and have approximately $86,000 remaining under this contract.

In September 2012, we were awarded a Phase II Small Business Innovation Research (“SBIR”) contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In June 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of March 31, 2017, we received approximately $1,158,000 in funding under this contract and have approximately $88,000 remaining under this contract.

In September 2013, the National Heart, Lung and Blood Institute (“NHLBI”), a division of the National Institutes of Health, awarded us a Phase I SBIR contract, (contract number HHSN-268201-300044C), valued at $203,351, to further advance our HemoDefend blood purification technology for packed red blood cell (“pRBC”) transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. Our performance under this contract has been completed.

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI, with support from U.S. SOCOM, to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of March 31, 2017, we have received approximately $688,000 and have approximately $834,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of March 31, 2017, we received approximately $150,000 and no funding remaining under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer contract for a development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of March 31, 2017, we received approximately $150,000 and no funding remaining under this contract.

In July 2016, we were awarded a Phase I SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of March 31, 2017, we received approximately $150,000 and no funding remaining under this contract.

In January 2017, the Company was awarded a Phase II contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract provides for maximum funding of $999,996 over two years. This program is funded by the Chemical and Biological Defense (“CBD”) SBIR program under Contract number W911QY-17-C-0007. As of March 31, 2017, we have received approximately $98,000 and have approximately $902,000 remaining under this contract.

Results of Operations

Comparison for the three months ended March 31, 2017 and 2016:

Revenues:

Revenue from product sales was approximately $2,596,000 in the three months ended March 31, 2017, as compared to approximately $1,597,000 in the three months ended March 31, 2016, an increase of approximately $999,000, or 63%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $517,000 for the three months ended March 31, 2017 as compared to approximately $213,000 for the three months ended March 31, 2016, an increase of approximately $304,000. This increase was a result of revenue recognized from new grants and billable milestones achieved on existing grants.

As a result of the increases in both product sales and grant income, for the three months ended March 31, 2017, we generated total revenue of approximately $3,114,000, as compared to revenues of approximately $1,810,000, for the three months ended March 31, 2016, an increase of approximately $1,304,000 or 72%.

Cost of Revenues:

For the three months ended March 31, 2017 and 2016, cost of revenue was approximately $1,254,000 and $819,000, respectively, an increase of approximately $435,000. Product cost of revenues increased approximately $228,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to increased sales. Product gross margins were approximately 68% for the three months ended March 31, 2017, as compared to approximately 62% for the three months ended March 31, 2016.  This increase in gross margin was due to a favorable mix of sales prices.

Research and Development Expenses:

For the three months ended March 31, 2017, research and development expenses were approximately $469,000 as compared to research and development expenses of approximately $856,000 for the three months ended March 31, 2016. The decrease of approximately $387,000 was due to a decrease in costs related to our various clinical studies and trials of approximately $208,000, a decrease in salaries related to non-clinical research and development activities of approximately $26,000, and an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $205,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs. These decreases were offset by an increase in our non-clinical research and development activities of approximately $52,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $280,000 for the three months ended March 31, 2017, as compared to approximately $255,000 for the three months ended March 31, 2016. The increase of approximately $25,000 was due to an increase in employment agency fees of approximately $31,000 related to the recruitment of senior level personnel and an increase in legal fees of approximately $22,000 related to certain corporate initiatives. These increases were offset by decreases in auditing and other consulting fees of approximately $28,000 due to fees incurred related to the audit of our internal controls as required by The Sarbanes-Oxley Act of 2002 in 2016 that did not recur.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $2,667,000 for the three months ended March 31, 2017, as compared to approximately $1,970,000 for the three months ending March 31, 2016. The increase of $697,000 was due to increase in salaries, commissions and related costs of approximately $320,000 due to headcount additions and personnel related costs, an increase in royalty expenses of approximately $94,000 due to the increase in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $69,000, an increase in travel and entertainment and other costs of approximately $56,000, an increase in stock-based compensation of approximately $89,000 related to restricted stock units awarded to the Company’s executive staff during the year ended December 31, 2016, an increase in rent expense of approximately $17,000 related to the new expanded office facility in Germany, an increase in office supplies and related expenses of approximately $15,000 and other general and administrative cost increases of approximately $37,000.

Interest Income (Expense):

For the three ended March 31, 2017, interest expense was approximately $120,000, as compared to interest income of approximately $4,000 for the three ended March 31, 2016. This increase in interest expense of approximately $124,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2017, the gain on foreign currency transactions was approximately $153,000 as compared to approximately $232,000 for the three months ended March 31, 2016. The 2017 first quarter gain is directly related to the increase in the exchange rate of the Euro at March 31, 2017 as compared to December 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.07 per Euro at March 31, 2017 as compared to $1.05 per Euro at December 31, 2016.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in other income of approximately $147,000 for the three months ended March 31, 2017 as compared to approximately $18,000 for the three months ended March 31, 2016. The change in warrant liability was a result of the change in the fair value of the warrant liability from December 31, 2016 to March 31, 2017 and from December 31, 2015 to March 31, 2016. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of March 31, 2017, we had an accumulated deficit of approximately $145,843,000, which included losses of approximately $1,378,000 and $1,836,000 for the three month periods ended March 31, 2017 and 2016, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At March 31, 2017, we had current assets of approximately $6,281,000 including cash on hand of approximately $3,240,000 and current liabilities of approximately $6,183,000.

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million. We received the proceeds from the first tranche on June 30, 2016.

In addition, on April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of Common Stock pursuant to the Company's existing shelf registration statement (File No. 333-205806) on Form S-3. The Company received gross proceeds of approximately $10 million, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s Common Stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1.5 million as a result of the exercise of the option. As a result, the Company received total gross proceeds of $11.5 million, and, after deducting the underwriting discounts and commissions and estimated expenses related to the offering, the Company received total net proceeds of approximately $10.3 million.

As a result of the April 2017 equity financing and the availability of additional debt financing under the Loan and Security Agreement, we believe we have sufficient liquidity to fund our operations into the second half of 2018; however, we may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies.

Contractual Obligations

In April 2017, the Company entered into a Fifteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 15,100 square feet and extends the term of the lease for its corporate headquarters and manufacturing facility through May 31, 2019 and, effective June 1, 2017, increases the Company’s base rent obligation to $27,083 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2020 upon certain conditions.

In September 2016, the Company entered into a five year lease agreement with Klimik GmbH for 600 square meters of office and warehouse space for its wholly-owned subsidiary CytoSorbents Europe GmbH. The lease, which commenced on September 1, 2016, has a rent obligation of $6,343 per month. The lease expires on August 31, 2021. The lease also provides the Company with an option to extend the term of the lease for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of March 31, 2017, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$396,454	$531,387	$107,826	–
Long-term debt	$1,250,000	$3,333,334	$416,666	–

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe that we have adequate cash for more than the next 12 months of operations, however, we may need have to raise additional capital to support clinical trials in the U.S. and/or elsewhere. We will be better able to address this need once the specific protocols of these trials are finalized.

As of March 31, 2017, we had an accumulated deficit of approximately $145,843,000, which included net losses of approximately $1,378,000 for the three months ended March 31, 2017, and $1,836,000 for the three months ended March 31, 2016. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We generate sales in both dollars and euros most significantly, the majority of our sales are in Euros and changes in the exchange rate of the Euro to the U.S. dollar may positively or negatively impact our revenue. On the other hand, should sales decline due to a devaluation of the Euro relative to the U.S. dollar, expenses related to subsidiary CytoSorbents Europe GmbH would also decline. This produces a natural currency hedge. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us in the future.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act ) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of March 31, 2017, we had an accumulated deficit of approximately $145,843,000, which included net losses of approximately $1,378,000 and $1,836,000 for the three months ended March 31, 2017 and 2016, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of March 31, 2017, we had current assets of approximately $6,281,000, including cash on hand of approximately $3,240,000 and current liabilities of approximately $6,183,000. For the three months ended March 31, 2017, our cash burn was approximately $2.0 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have an effective shelf registration statement with the SEC which enables us to raise up to $100 million in equity financing. We entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. in November 2015 for the offer and sale of up to an aggregate of $25,000,000 of shares of our common stock. In addition, we entered into a Loan and Security Agreement dated as of June 30, 2016 with Bridge Bank, a division of Western Alliance Bank, to provide up to an aggregate of $10,000,000 to the Company. In April 2017, we raised net proceeds of approximately $10.3 million from the sale of 2,555,555 shares of our common stock. Despite the foregoing, we expect we will require additional financing in the future. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

As of May 1, 2017, we have 70 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Robert Bartlett, our Chief Medical Officer, who works with us on a consulting basis. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Certain of our patents will expire in the next one to 10 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

For the three months ended March 31, 2017, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intent to leave the EU, also known as “Brexit”, economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, products, or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to The NASDAQ Capital Market (“NASDAQ”) and our Common Stock began trading on NASDAQ on December 23, 2014. Our Common Stock closed as high as $6.30 and as low as $4.50 per share between January 1, 2017 and March 31, 2017 on NASDAQ. On May 5, 2017, the closing price of our Common Stock, as reported on NASDAQ, was $4.85. Historically, medical device company securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

•	fluctuations in our operating results;
•	announcements of product releases by us or our competitors;
•	announcements of acquisitions and/or partnerships by us and our competitors; and
•	general market conditions.

Although shares of our Common Stock currently trade on NASDAQ under the symbol “CTSO”, there is no assurance that our stock will not continue to be volatile while listed on NASDAQ in the future.

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

Prior to December 23, 2014, our Common Stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On December 17, 2014, our Common Stock was approved for trading on NASDAQ . Beginning on December 23, 2014, our Common Stock began trading on NASDAQ under the symbol “CTSO.” Although currently listed on NASDAQ, there can be no assurance that we will continue to meet NASDAQ’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our common stock. If we are unable to maintain listing on NASDAQ or if a liquid market for our Common Stock does not develop, our Common Stock may remain thinly traded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

10.1	Underwriting Agreement by and among the Company and the Underwriters dated as of March 30, 2017 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2016 to March 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 8, 2017	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2017	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

