Form 10-Q
period 2017-06-30
Cytosorbents Corp
filed 2017-08-07
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017 there were 28,133,986 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$16,402,330	$5,245,178
Grants and accounts receivable, net of allowance for doubtful accounts of $74,743 at June 30, 2017 and $65,414 at December 31, 2016	2,058,815	1,433,468
Inventories	889,739	833,976
Prepaid expenses and other current assets	390,328	315,802
Total current assets	19,741,212	7,828,424

Property and equipment, net	725,138	569,409
Other assets	1,620,109	1,296,011
Total long-term assets	2,345,247	1,865,420
Total Assets	$22,086,459	$9,693,844

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,581,401	$1,330,072
Current maturities of long-term debt	2,000,000	833,333
Accrued expenses and other current liabilities	1,602,130	2,114,666
Warrant liability at fair value	1,046,441	1,811,547
Total current liabilities	6,229,972	6,089,618
Long term debt, net of current maturities and debt acquisition costs	7,940,568	4,078,314
Total Liabilities	14,170,540	10,167,932
Commitment and Contingencies (Note 6)
Stockholders’ Equity/(Deficit):
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock, Par Value $0.001, 50,000,000 shares authorized; 28,133,986 and 25,483,966 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	28,134	25,484
Additional paid-in capital	154,690,112	143,066,477
Accumulated other comprehensive income	156,801	898,684
Accumulated deficit	(146,959,128)	(144,464,733)
Total stockholders' equity/(deficit)	7,915,919	(474,088)
Total Liabilities and Stockholders' Equity/(Deficit)	$22,086,459	$9,693,844

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$3,041,012	$1,852,670	$5,637,145	$3,450,119
Grant income	525,214	369,668	1,042,599	582,401
Total revenue	3,566,226	2,222,338	6,679,744	4,032,520
Cost of revenue	1,482,010	873,266	2,736,493	1,692,765
Gross profit	2,084,216	1,349,072	3,943,251	2,339,755

Other expenses:
Research and development	487,613	1,092,070	957,160	1,948,192
Legal, financial and other consulting	443,196	319,184	723,141	573,735
Selling, general and administrative	3,484,315	2,625,189	6,151,336	4,595,293
Total expenses	4,415,124	4,036,443	7,831,637	7,117,220
Loss from operations	(2,330,908)	(2,687,371)	(3,888,386)	(4,777,465)

Other income/(expense):
Interest income(expense), net	(123,454)	1,582	(243,903)	5,488
Gain (loss) on foreign currency transactions	719,734	(128,941)	872,788	102,651
Change in warrant liability	618,248	(190,513)	765,106	(172,219)
Total other income (expense), net	1,214,528	(317,872)	1,393,991	(64,080)

Loss before benefit from income taxes	(1,116,380)	(3,005,243)	(2,494,395)	(4,841,545)
Benefit from income taxes	—	—	—	—

Net loss	(1,116,380)	(3,005,243)	(2,494,395)	(4,841,545)

Basic and diluted net loss per common share	$(0.04)	$(0.12)	$(0.09)	$(0.19)
Weighted average number of shares of common stock outstanding	27,953,542	25,416,077	26,735,416	25,408,599

Net loss	$(1,116,380)	$(3,005,243)	$(2,494,395)	$(4,841,545)

Other comprehensive income (loss):
Currency translation adjustment	(610,333)	144,723	(741,883)	(100,773)
Comprehensive loss	$(1,726,713)	$(2,860,520)	$(3,236,278)	$(4,942,318)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2016 to June 30, 2017 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive		Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)		Deficit	Equity/(Deficit)

Balance at December 31, 2016	25,483,966	$25,484	$143,066,477	$898,684		$(144,464,733)	$(474,088)

Stock based compensation - employees, consultants and directors	—	—	890,994	—		—	890,994
Issuance of common stock – net of fees incurred	2,555,555	2,556	10,318,216		__	—	10,320,772
Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(741,883)		—	(741,883)
Proceeds from exercise of stock options	11,000	11	31,897	—		—	31,908

Cashless exercise of stock options	2,074	2	(2)	—		—	—

Issuance of restricted stock units	41,390	41	207,566	—		—	207,607
Proceeds from exercise of warrants	40,001	40	174,964	—			175,004
Net loss	—	—	—	—		(2,494,395)	(2,494,395)
Balance at June 30, 2017	28,133,986	$28,134	$154,690,112	$156,801		$(146,959,128)	$7,915,919

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	Ended	ended
	June 30,	June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,494,395)	$(4,841,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,561	69,423
Amortization of debt costs	30,481	—
Bad debt	3,791	—
Stock-based compensation	890,994	599,768
Change in warrant liability	(765,106)	172,219
Foreign currency transaction gain	(872,788)	(102,651)
Changes in operating assets and liabilities:
Grants and accounts receivable	(534,647)	(292,517)
Inventories	(38,565)	149,347
Prepaid expenses and other current assets	(56,235)	352,594
Other assets	(15,000)	(1,019)
Accounts payable and accrued expenses	(119,960)	710,819
Net cash used by operating activities	(3,867,869)	(3,183,562)

Cash flows from investing activities:
Purchases of property and equipment	(229,619)	(98,330)
Payments for patent costs	(327,366)	(212,409)
Proceeds from redemptions of short-term investments		1,943,000
Net cash used by investing activities	(556,985)	1,632,261

Cash flows from financing activities:
Proceeds from long-term debt	5,000,000	5,000,000
Payment of debt acquisition costs	(1,560)	(118,833)
Equity contributions – net of fees incurred	10,320,772
Proceeds from exercise of stock options	31,908	3,750
Proceeds from exercise of warrants	175,004	25,000
Net cash provided by financing activities	15,526,124	4,909,917
Effect of exchange rates on cash	55,882	(5,077)
Net change in cash and cash equivalents	11,157,152	3,353,539

Cash and cash equivalents - beginning of period	5,245,178	5,316,851
Cash and cash equivalents - end of period	$16,402,330	$8,670,390

6

	Six months	Six months
	Ended	ended
	June 30,	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$216,236	$1,139

Supplemental schedule of noncash investing and financing activities:
Settlement of accrued bonuses with restricted stock units	$207,566	$—

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2017

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2017. The results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2017, the Company had an accumulated deficit of $146,959,128, which included net losses of $2,494,395 for the six months ended June 30, 2017 and $4,841,545 for the six months ended June 30, 2016. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities, including clinical trials. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable the Company to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy, investigating and commercializing its CytoSorb blood purification therapy to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. CytoSorb, the Company’s flagship product, is approved in the EU and marketed in and distributed in forty-four countries around the world, as a safe and effective extracorporeal cytokine adsorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, CytoSorb was “CE Marked” in the European Union (“EU”) allowing for commercial marketing.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which include HemoDefend, ContrastSorb, DrugSorb, and others. As of June 30, 2017, the Company owns 32 issued United States patents and has multiple issued patents and pending patent applications worldwide. Our patent portfolio includes 16 issued United States patents as well as multiple issued patents and pending patent applications directed to various compositions and methods of use related to our blood purifications technologies, which are expected to expire between 2018 and 2031, absent any patent term extensions. Management believes that any expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of the European subsidiary, for which the U.S. dollar is the functional currency, are included in other comprehensive income. Foreign currency transaction gain/(loss) included in net loss amounted to $719,734 and $(128,941) for the three months ended June 30, 2017 and 2016, respectively. Foreign currency transaction gains included in net loss amounted to $872,788 and $102,651 for the six months ended June 30, 2017 and 2016, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $75,000 and $65,000 at June 30, 2017 and December 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market under the first in, first out (FIFO) method. At June 30, 2017 and December 31, 2016, the Company’s inventory was comprised of finished goods, which amounted to $319,769 and $307,483, respectively; work in process which amounted to $508,733 and $467,663, respectively; and raw materials, which amounted to $61,237 and $58,830, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, while other agreements provide for reimbursement of costs and an overhead margin. Revenues are recognized when milestones have been achieved and revenues have been earned. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $37,000 and $45,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $87,000 and $125,000 for the six months ended June 30, 3017 and 2016 respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2017 or December 31, 2016. The Company files tax returns in the U.S. federal and state jurisdictions.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. The following table provides a geographic summary of revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product Sales:
Germany	$1,852,022	$1,321,216	$3,395,126	$2,327,242
All other countries	1,188,990	531,454	2,242,019	1,122,877

Grant and other income:
United States	525,214	369,668	1,042,599	582,401
Total revenue	$3,566,226	$2,222,338	$6,679,744	$4,032,520

As of June 30, 2017, one distributor accounted for approximately 13% of outstanding grant and accounts receivable. At December 31, 2016, one distributor and one government agency accounted for approximately 22% of outstanding grant and accounts receivable. For the three months ended June 30, 2017, no agency, distributor, or direct customer represented more than 10% of the company’s revenue. For the three months ended June 30, 2016, one direct customer represented 13% of the company’s total revenue. For the six months ended June 30, 2017, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the six months ended June 30, 2016, one direct customer accounted for approximately 11% of the company’s revenue.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for Lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. The Company is evaluating the impact of the updated guidance and has determined that the adoption of ASU 2016-02 may impact certain financial statement disclosures, particularly with regard to leases of premises.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2017. The adoption of ASU 2016-15 is not expected to have a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the impact of the revised guidance and believes that this will not have a significant impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the impact of the revised guidance and believes that this may have a significant impact on its consolidated financial statements.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $45,000 and $37,000 for the three months ended June 30, 2017 and 2016, respectively and approximately $128,000 and $71,000 for the six months ended June 30, 2017 and 2016, respectively.

3.	STOCKHOLDERS’ EQUITY

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

April 5, 2017 Equity Offering

On April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of Common Stock pursuant to the Company's existing shelf registration statement (Registration No. 333-205806) on Form S-3. The Company received gross proceeds of approximately $10,000,000, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s Common Stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1,500,000 as a result of the exercise of the option. As a result, the company received total gross proceeds of $11,500,000, and, after deducting the underwriting discounts and commissions and expenses related to the offering, the Company received total net proceeds of approximately $10,300,000. As a result of this offering, the exercise price of the warrants issued in connection with the Company’s March 11, 2014 public offering was reduced to $4.50 in accordance with the pricing provisions of those warrants (see Note 4). There was no change in the number of warrants which were repriced. These warrants remain exercisable on a cash-only basis.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Since it was established on November 4, 2015 through December 31, 2015, the Company sold 28,880 shares at an average selling price of $8.02 per share, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016 or for the six months ended June 30, 2017.

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

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three and six months ended June 30, 2017 and 2016 amounted to approximately $799,000 and $368,000, and $891,000 and $475,000 respectively. These amounts are included in the statement of operations under the captions research and development ($30,000 and $62,000 for the three months ended June 30, 2017 and 2016, and $45,000 and $92,000 for the six months ended June 30, 2017 and 2016) and selling, general and administrative ($769,000 and $306,000 for the three months ended June 30, 2017 and 2016 and $846,000 and $383,000 for the six months ended June 30, 2017 and 2016).

The summary of the stock option activity for the six months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2016	2,762,177	$4.69	6.0
Granted	1,179,950	$5.45	9.7
Forfeited	(17,640)	$4.65	—
Expired	(32,120)	$36.33	—
Exercised	(23,960)	$3.87	—
Outstanding, June 30, 2017	3,868,407	$4.66	6.8

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.45 to $6.20 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 66.8 to 71.1 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 1.85 to 2.21 percent) for the term of the stock option.

The intrinsic value is calculated as the difference between the market value as of June 30, 2017 of $4.30 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2017	Price	Life (Years)	Value
$0.88 - $11.48	3,868,407	4.66	6.8	$1,464,408

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2017	Price	Value
2,608,593	$4.28	$1,438,394

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2016	912,547	$2.55
Granted	1,179,950	$0.58
Forfeited	(1,000)	$2.41
Vested	(831,683)	$2.33
Non-vested, June 30, 2017	1,259,814	$0.68

As of June 30, 2017, the Company had approximately $609,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over one year.

On February 24, 2017, the Board of Directors granted options to purchase 953,200 shares of Common Stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2017 operations. The grant date fair value of these unvested options amounted to approximately $3,284,000. As of June 30, 2017, the Company has determined that it has met certain milestones that equate to a twenty percent vesting of these options. Accordingly, the Company has recorded an expense of approximately $658,000 in the consolidated statement of operations.

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of change of control restricted stock units outstanding to 1,539,000. In February 2017, the Board of Directors granted an additional 129,500 restricted stock options to Company employees, Directors, and consultants valued at approximately $725,200 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of Change of Control restricted stock units outstanding to 1,668,500. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three and six months ended June 30, 2017.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense over the period which they vest. For the six and three months ended June 30, 2017, the Company recorded a charge of approximately $45,000 and $14,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the six and three months ended June 30, 2017, the Company recorded a charge of approximately $117,000 and $58,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2017	53,335	$4.69
Granted	125,000	5.60
Vested	(68,332)	5.24
Non-vested, June 30, 2017	110,003	$5.38

Warrants:

 As of June 30, 2017, the Company has the following warrants to purchase Common Stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
113,600	$3.750	June 21, 2018
110,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
736,000	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
1,038,560

4.	WARRANT LIABILITY

In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of Common Stock. The Company recognizes these warrants as liabilities at their fair value on the date of grant, then measures the fair value of the warrants on each reporting date, and records a change to the warrant liability as appropriate. The warrants have certain pricing provisions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances. In addition, these warrants may only be exercised with cash. In April 2017, the Company closed on an underwritten public offering. The price of this offering was $4.50 per share of Common Stock which is less than the exercise price of the warrants. Accordingly, the exercise price of the warrants has been reduced to $4.50 per warrant. There was no change in the number of warrants which were repriced. (see Note 3).

The Company recognized an initial warrant liability of $862,920 for the warrants issued in connection with the offering completed in March 2014, which was based on the March 11, 2014 five-day weighted average closing price per share of the Company’s common stock of $6.00. On June 30, 2017 and 2016, the closing price per share of common stock was $4.30 and $4.55, respectively. During the three months ended June 30, 2017, the warrant liability decreased $618,248 from $1,664,689 as of March 31, 2017 to $1,046.441 at June 30, 2017. As of June 30, 2017, the warrant liability was $1,046,441, a decrease of $765,106 from the warrant liability as of December 31, 2016 of $1,811,547. This reduction in the warrant liability for the three and six months ended June 30, 2017 was primarily due to a decrease in the market value of the Company’s common stock from December 31, 2016 to June 30, 2017 and a reduction in management’s estimate of the probable need for additional equity financing through the expiration date of the warrants. During the three months ended June 30, 2016, the warrant liability increased $190,513 from 1,617,834 as of March 31, 2016 to $1,808,347 at June 30, 2016. This increase for the three months ended June 30, 2017 was primarily due to an increase in the market value of the Company’s common stock from March 31, 2016 to June 30, 2016. As of June 30, 2016, the warrant liability was $1,808,347, an increase of $172,219 from the warrant liability as of December 31, 2015 of $1,636,128. This increase for the six months ended June 30, 2016 was primarily due to an increase in the market value of the Company’s common stock from December 31, 2015 to June 30, 2016.

The assumptions used in connection with the valuation of warrants issued utilizing the Monte Carlo simulation valuation model were as follows:

	June 30,	June 30,
	2017	2016

Number of shares underlying the warrants	736,000	736,000
Exercise price	$4.50	$7.81
Volatility	62.40%	72.80%
Risk-free interest rate	1.33%	0.67%
Expected dividend yield	0	0
Expected warrant life (years)	1.70	2.70
Stock Price	$4.30	$4.55

5.	LONG-TERM DEBT, NET

Loan and Security Agreement:

On June 30, 2016 (the “Closing Date”), the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016 and the proceeds from Term Loan B on June 30, 2017. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. The Term Loans are secured by substantially all the assets of the Company, with the exception of any intellectual Property. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 8.97% at June 30, 2017.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. On June 30, 2017, in connection with the closing of the Term B Loan, the Company was required to pay expenses incurred by the Bank of $1,560. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $120,393, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and six months ended June 30, 2017, the Company recorded interest expense amounting to $7,428 and $14,855, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of the Term Loans. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the three and six months ended June 30, 2017, the Company recorded interest expense of $7,813 and $15,625, respectively, related to the final fee. The Term Loans are evidenced by secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Effective with the issuance of Term Loan B on June 30, 2017, the Company is required to meet a financial covenant which requires the Company to achieve consolidated trailing six month revenue from product sales equal to at least 75% of the projected revenue for such period in accordance with financial projections supplied to the Bank by the Company.

The Borrower’s obligations under the Loan and Security Agreement are joint and severable, are secured by a first priority security interest in favor of the Bank with respect to the Shares (as defined in the Loan and Security Agreement) and the Collateral (as defined in the Loan and Security Agreement), which definition excludes the Borrower’s intellectual property and other customary exceptions.

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

Long-term debt consists of the following at June 30, 2017:

	June 30, 2017	December 31, 2016
Principal amount	$10,000,000	$5,000,000
Less unamortized debt acquisition costs	(90,682)	(103,978)
Plus accrued final fee	31,250	15,625
Subtotal	9,940,568	4,911,647
Less Current maturities	2,000,000	833,333
Long-term debt net of current maturities	$7,940,568	$4,078,314

Principal payments of long-term debt are due as follows at June 30, 2017:

2018	$2,000,000
2019	4,000,000
2020	4,000,000
Total	$10,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. On May 30, 2017, CytoSorbents Corporation announced the appointment of Eric R. Mortensen M.D., Ph.D as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019. These employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a Change in Control of the Company, as defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the six months ended June 30, 2017 and 2016, the Company has recorded royalty costs of approximately $166,000 and $102,000, respectfully. For the three months ended June 30, 2017 and 2016, the Company has recorded royalty costs of approximately $89,000 and $55,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the six months ended June 30, 2017 and 2016, per the terms of the license agreement, the Company has recorded royalty costs of approximately $277,000 and $136,000, respectfully. For the three months ended June 30, 2017 and 2016, the Company has recorded royalty costs of approximately $149,000 and $73,000, respectively.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2017 and 2016 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants, options and restricted stock awards representing approximately 5,017,000 and 4,101,000 incremental shares at June 30, 2017 and 2016 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification therapy to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 27,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology. As of June 30, 2017, we own 32 issued United States patents and have multiple issued and multiple pending patent applications in major markets worldwide. Our patent portfolio includes 16 issued United States patents as well as multiple issued and pending patent applications in major markets worldwide directed to various compositions and methods of use related to our blood purifications technologies, which are expected to expire between 2018 and 2031, absent any patent term extensions.

In March 2011, CytoSorb, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, was “CE marked” in the EU, allowing for commercial marketing. The CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, cytokine release syndrome in cancer immunotherapy, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with four sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders (“KOLs”) throughout these countries. By the end of 2015, we had hundreds of KOLs in critical care, cardiac surgery, and blood purification who are either using CytoSorb or planning to use CytoSorb in the near future. We believe our relationships with KOLs will be essential to drive adoption and recurrent usage of CytoSorb, facilitate purchases by hospital administration, arrange reimbursement, and generate data for papers and presentations. In addition, we now currently have more than 58 investigator initiated studies in Europe, with approximately half in the planning stages, and half started, enrolling, or completed in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others. These studies are being supported by our European Medical Director.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, our wholly-owned subsidiary, to conduct marketing and direct sales in Switzerland. This indirect subsidiary began operations during the second quarter of 2016. In the third quarter of 2016, we expanded our direct sales force efforts to include Belgium and Luxembourg.

As of August 1, 2017, our sales force includes 13 direct sales people, one contract sales person and 14 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In April 2014, we announced the distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (“GCC”)) and Yemen, Iraq, and Jordan through an exclusive agreement with TechnoOrbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile. In July 2017, we announced an exclusive agreement with Drogueria Ramon Gonzalez Revilla S.A. to distribute CytoSorb in Panama.

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

In September 2016, we entered into a multi-country strategic partnership with Terumo Cardiovascular Group to commercialize CytoSorb for cardiac surgery applications. Under the terms of the agreement, Terumo has exclusive rights to distribute the CytoSorb cardiopulmonary bypass (“CPB”) procedure pack for intra-operative use during cardiac surgery in France, Sweden, Denmark, Norway, Finland and Iceland. Terumo launched the product in these six countries in December 2016.

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

In addition, we now have more than 58 investigator-initiated studies planned, with approximately half in an advanced stage, ready to enroll, or completed around the world. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

In February 2015, the U.S. Food and Drug Administration (“FDA”) approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40-patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represents the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

The REFRESH I study was designed to evaluate the safety and feasibility of CytoSorb when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin and cytokines in patients undergoing complex cardiac surgery.  The study was not powered to measure effect on clinical outcomes. The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators are correlated with the incidence of serious post-operative complications such as kidney injury, renal failure and other organ dysfunction.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. Enrollment was completed with 46 patients. A total of 38 patients were evaluable and completed all aspects of the study.

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent Data Safety Monitoring Board (“DSMB”) found no safety concerns related to the CytoSorb device, achieving the primary safety endpoint of the trial. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

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

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including, for example, the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, U.S. Special Operations Command, and the U.S. Air Force.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract is for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199 that provided for maximum funding of approximately $3,825,000. As of June 30, 2017, we have received approximately $3,825,000 in funding under this contract and no funding remains.

In September 2012, we were awarded a Phase II Small Business Innovation Research (“SBIR”) contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In June 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of June 30, 2017, we received approximately $1,213,000 in funding under this contract and have approximately $33,000 remaining under this contract.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI, with support from U.S. SOCOM, to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of June 30, 2017, we have received approximately $928,000 and have approximately $594,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of June 30, 2017, we received approximately $150,000 and no funding is remaining under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for a development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of June 30, 2017, we received approximately $150,000 and no funding is remaining under this contract.

In July 2016, we were awarded a Phase I SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of June 30, 2017, we received approximately $150,000 and no funding is remaining under this contract.

In January 2017, the Company was awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract provides for maximum funding of $999,996 over two years. This program is funded by the Chemical and Biological Defense (“CBD”) SBIR program under Contract number W911QY-17-C-0007. As of June 30, 2017, we have received approximately $196,000 and have approximately $804,000 remaining under this contract.

In May 2017, the Company was awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. CytoSorbents will collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of June 30, 2017, we have received approximately $40,000 and have approximately $959,070 remaining under this contract.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of June 30, 2017, we have received approximately $6,000 and have approximately $713,000 remaining under this contract.

Results of Operations

Comparison for the three months ended June 30, 2017 and 2016:

Revenues:

Revenue from product sales was approximately $3,041,000 in the three months ended June 30, 2017, as compared to approximately $1,853,000 in the three months ended June 30, 2016, an increase of approximately $1,188,000, or 64%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $525,000 for the three months ended June 30, 2017 as compared to approximately $370,000 for the three months ended June 30, 2016, an increase of approximately $155,000. This increase was a result of revenue recognized from new grants.

As a result of the increases in both product sales and grant income, for the three months ended June 30, 2017, we generated total revenue of approximately $3,566,000, as compared to total revenues of approximately $2,222,000, for the three months ended June 30, 2016, an increase of approximately $1,344,000 or 60%.

Cost of Revenues:

For the three months ended June 30, 2017 and 2016, cost of revenue was approximately $1,482,000 and $873,000, respectively, an increase of approximately $609,000. Product cost of revenues increased approximately $458,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to increased sales. Product gross margins were approximately 65% for the three months ended June 30, 2017, as compared to approximately 68% for the three months ended June 30, 2016.  This decrease in gross margin was primarily due to the mix of direct and distributor sales.

Research and Development Expenses:

For the three months ended June 30, 2017, research and development expenses were approximately $488,000 as compared to research and development expenses of approximately $1,092,000 for the three months ended June 30, 2016. The decrease of approximately $604,000 was due to a decrease in costs related to our various clinical studies and trials of approximately $469,000 and an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $151,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs. These decreases were offset by an increase in our non-clinical research and development activities of approximately $16,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $443,000 for the three months ended June 30, 2017, as compared to approximately $319,000 for the three months ended June 30, 2016. The increase of approximately $124,000 was due to an increase in employment agency fees of approximately $80,000 related to the recruitment of senior level personnel and an increase in legal fees of approximately $63,000 related to certain corporate initiatives and an increase in consulting fees of approximately $5,000, These increases were offset by decreases in auditing and other consulting fees of approximately $24,000 due to fees incurred related to the audit of our internal controls as required by The Sarbanes-Oxley Act of 2002 in 2016 that did not recur in 2017.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $3,484,000 for the three months ended June 30, 2017, as compared to approximately $2,625,000 for the three months ending June 30, 2016. The increase of $859,000 was due to an increase in non-cash stock-based compensation expense of approximately $411,000 primarily based upon progress toward meeting the 2017 operating milestones, increases in salaries, commissions and related costs of approximately $82,000 due to headcount additions and personnel related costs, an increase in royalty expenses of approximately $110,000 due to the increase in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $48,000, an increase in travel and entertainment and other costs of approximately $70,000, an increase in rent expense of approximately $29,000 related to the new expanded office facility in Germany, an increase in public relations costs of approximately $27,000, an increase in stock transfer fees of approximately $9,000 and other general and administrative cost increases of approximately $73,000.

Interest Income (Expense):

For the three months ended June 30, 2017, interest expense was approximately $123,000, as compared to interest income of approximately $2,000 for the three months ended June 30, 2016. This increase in interest expense of approximately $125,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016 and was outstanding for the three months ended June 30, 2017.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2017, the gain on foreign currency transactions was approximately $720,000 as compared to a loss of approximately $129,000 for the three months ended June 30, 2016. The 2017 gain is directly related to the increase in the exchange rate of the Euro at June 30, 2017 as compared to March 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2017 as compared to $1.07 per Euro at March 31, 2017. The 2016 loss is directly related to the decrease in the exchange rate of the Euro at June 30, 2016 as compared to March 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.11 per Euro at June 30, 2016 as compared to $1.14 per Euro at March 31, 2016.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in non-cash other income of approximately $618,000 for the three months ended June 30, 2017 as compared to non-cash other expense approximately $190,000 for the three months ended June 30, 2016. The change in warrant liability was a result of the change in the fair value of the warrant liability from March 31, 2017 to June 30, 2017 and from March 31, 2016 to June 30, 2016. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

Comparison for the six months ended June 30, 2017 and 2016:

Revenues:

Revenue from product sales was approximately $5,637,000 in the six months ended June 30, 2017, as compared to approximately $3,450,000 in the six months ended June 30, 2016, an increase of approximately $2,187,000, or 63%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $1,043,000 for the six months ended June 30, 2017, as compared to approximately $582,000 for the six months ended June 30, 2016, an increase of approximately $461,000, or 79%. This increase was a result of revenue recognized from new grants.

As a result of the increases in both product sales and grant income, for the six months ended June 30, 2017, we generated total revenue of approximately $6,680,000, as compared to total revenue of approximately $4,032,000, for the six months ended June 30, 2016, an increase of approximately $2,648,000, or 66%.

Cost of Revenues:

For the six months ended June 30, 2017 and 2016, cost of revenue was approximately $2,736,000 and $1,693,000, respectively, an increase of approximately $1,043,000. Product cost of revenues increased approximately $687,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to increased sales. Product gross margins were approximately 66% for the six months ended June 30, 2017, as compared to approximately 65% for the six months ended June 30, 2016 primarily due to the mix of direct and distributor sales. Grant income related expenses increased due to direct labor and other costs being deployed toward grant-funded activities, an increase of approximately $356,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Research and Development Expenses:

For the six months ended June 30, 2017, research and development expenses were approximately $957,000, as compared to research and development expenses of approximately $1,948,000 for the six months ended June 30, 2016, a decrease of approximately $991,000. This decrease was due to a reduction in costs related to the various clinical studies of approximately $672,000 and, an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $356,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs. These decreases were offset by increases in other research and development costs of approximately $37,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $723,000 for the six months ended June 30, 2017, as compared to approximately $574,000 for the six months ended June 30, 2016. The increase of approximately $149,000 was due to an increase in employment agency fees of approximately $110,000 related to the hiring of senior level personnel and increases in legal fees of approximately $85,000 related to various corporate initiatives. These increases were offset by decreases in accounting and audit fees of approximately $25,000 due to fees incurred related to the audit of our internal controls as required by The Sarbanes-Oxley Act of 2002 in 2016 that did not recur in 2017 and a decrease in consulting fees of approximately $21,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $6,151,000 for the six months ended June 30, 2017, as compared to approximately $4,595,000 for the six months ending June 30, 2016, an increase of $1,556,000. The increase in selling, general, and administrative expenses was due to an increase in non-cash stock compensation expense of approximately $500,000 primarily based upon progress toward meeting the 2017 operating milestones, increases in salaries, commissions and related costs of approximately $395,000 due to headcount additions and increases in product sales, an increase in royalty expenses of approximately $204,000 due to the increase in sales, additional sales and marketing costs, which include advertising and conferences of approximately $141,000 and an increase in travel and entertainment costs and other expenses of approximately $126,000, an increase in occupancy cost of approximately $55,000 related to the new expanded office facility in Germany, an increase in public relations expense of approximately $22,000, an increase in office supplies and related expenses of approximately $57,000 and other general and administrative cost increases of approximately $56,000.

Interest Income (Expense):

For the six months ended June 30, 2017, interest expense was approximately $244,000, as compared to interest income of approximately $5,000 for the six months ended June 30, 2016. This increase in interest expense of approximately $249,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016 and was outstanding for the six months ended June 30, 2017.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2017, the gain on foreign currency transactions was approximately $873,000, as compared to approximately $103,000 for the six months ended June 30, 2016. The 2017 gain is directly related to the increase in the exchange rate of the Euro at June 30, 2017, as compared to December 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2017 as compared to $1.05 per Euro at December 31, 2016. The 2016 gain is directly related to the increase in the exchange rate of the Euro at June 30, 2016, as compared to December 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at June 30, 2016 as compared to $1.08 per Euro at December 31, 2015.

Change in Warrant Liability:

We recognize warrants as liabilities at their fair value on the date of the grant because of price adjustment provisions in the warrants, then measure the fair value of the warrants on each reporting date, and record a change to the warrant liability as appropriate. The change in warrant liability resulted in non-cash other income of approximately $765,000 for the six months ended June 30, 2017, and non-cash other expense of approximately $172,000 for the six months ended June 30, 2016. The change in warrant liability was a result of the change in the fair value of the warrant liability from December 31, 2016 to June 30, 2017 and from December 31, 2015 to June 30, 2016. See Note 4 to the consolidated financial statements for details related to the calculation of the fair value of the warrant liability.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2017, we had an accumulated deficit of approximately $146,959,000, which included losses of approximately $2,494,000 and $4,842,000 for the six month periods ended June 30, 2017 and 2016, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At June 30, 2017, we had current assets of approximately $19,741,000 including cash on hand of approximately $16,402,000 and current liabilities of approximately $6,230,000.

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million. We received the proceeds from the first tranche on June 30, 2016 and from the second tranche on June 30, 2017.

In addition, on April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of Common Stock pursuant to the Company's existing shelf registration statement (Registration No. 333-205806) on Form S-3. The Company received gross proceeds of approximately $10 million, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s Common Stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1.5 million as a result of the exercise of the option. As a result, the Company received total gross proceeds of $11.5 million, and, after deducting the underwriting discounts and commissions and estimated expenses related to the offering, the Company received total net proceeds of approximately $10.3 million.

As a result of the receipt of additional proceeds both under the Loan and Security Agreement in June 2017 and in conjunction with the closing of the equity financing in April 2017, we believe we have sufficient liquidity to fund our operations through 2018; however, we may need to raise additional capital to fully fund pivotal trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies.

Contractual Obligations

In April 2017, the Company entered into a Fifteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 15,100 square feet and extended the term of the lease for its corporate headquarters and manufacturing facility through May 31, 2019 and, effective June 1, 2017, increased the Company’s base rent obligation to $27,083 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2020 upon certain conditions.

In September 2016, the Company entered into a five year lease agreement with Klimik GmbH for 600 square meters of office and warehouse space for its wholly-owned subsidiary CytoSorbents Europe GmbH. The lease, which commenced on September 1, 2016, has a rent obligation of $6,789 per month. The lease expires on August 31, 2021. The lease also provides the Company with an option to extend the term of the lease for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of June 30, 2017, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Lease Obligations	$325,221	$460,861	$95,053	–
Long-term debt	2,000,000	4,000,000	2,000,000	–
	$2,325,221	$4,460,861	$2,095,053	–

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

As of June 30, 2017, we had an accumulated deficit of approximately $146,959,000, which included net losses of approximately $2,494,000 for the six months ended June 30, 2017, and $4,842,000 for the six months ended June 30, 2016. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We generate sales in both dollars and euros most significantly, the majority of our sales are in Euros and changes in the exchange rate of the Euro to the U.S. dollar may positively or negatively impact our revenue. On the other hand, should sales decline due to a devaluation of the Euro relative to the U.S. dollar, expenses related to CytoSorbents Europe GmbH would also decline. This produces a natural currency hedge. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us in the future.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of June 30, 2017, we had an accumulated deficit of approximately $146,959,000, which included net losses of approximately $2,494,000 and $4,842,000 for the six months ended June 30, 2017 and 2016, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of June 30, 2017, we had current assets of approximately $19,741,000, including cash on hand of approximately $16,402,000 and current liabilities of approximately $6,230,000. For the six months ended June 30, 2017, our cash burn was approximately $4.2 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

On June 30, 2016, we entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank (the “Bank”), pursuant to which the Bank agreed to loan us up to an aggregate of $10,000,000, to be disbursed in two equal tranches of $5,000,000. We received the proceeds from the first tranche on June 30, 2016 and from the second tranche on June 30, 2017. In addition, in April 2017, we raised net proceeds of approximately $10.3 million from the sale of 2,555,555 shares of our common stock. Despite the foregoing, we expect we will require additional financing in the future. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

We have historically been engaged primarily in research and development activities and have generated limited revenues to date. With the launch of our CytoSorb product in the EU and abroad, there can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in balancing development, which include unanticipated problems relating to testing, product registration, regulatory compliance and manufacturing, with commercialization, which includes problems with market adoption, reimbursement, marketing problems and additional costs. Our products and product candidates will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. We will also need to raise additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by our CE Mark. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

As of August 1, 2017, we have 76 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Eric R. Mortensen, our Chief Medical Officer. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We previously engaged in discussions with the Brotech Corporation and its affiliate, Purolite International, Inc. (collectively referred to as “Purolite”), which had demonstrated a strong interest in being our polymer manufacturer. For a period of time beginning in December 1998, Purolite engaged in efforts to develop and optimize the manufacturing process needed to produce our polymer products on a commercial scale. However, the parties eventually decided not to proceed. In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of our products if and when those products are sold commercially.

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

CytoSorb has already achieved marketing authorization in the EU under the CE marking process and the Medical Devices Directive. It is manufactured at our manufacturing facility in New Jersey under ISO 13485 Full Quality Systems certification. The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the EU, as well as in the U.S. and in other countries. In the U.S. and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary additional approvals to sell our products in the United States or other non-EU countries. Even if we do ultimately receive FDA approval for any of our products, we will be subject to extensive ongoing regulation. While we have received approval from our Notified Body to apply the CE Mark to our CytoSorb device, we will be subject to extensive ongoing regulation and auditing requirements to maintain the CE Mark.

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

For the six months ended June 30, 2017, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intent to leave the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to The NASDAQ Capital Market (“NASDAQ”) and our Common Stock began trading on NASDAQ on December 23, 2014 under the symbol “CTSO.” Our Common Stock closed as high as $6.30 and as low as $3.45 per share between January 1, 2017 and June 30, 2017 on NASDAQ. On August 3, 2017, the closing price of our Common Stock, as reported on NASDAQ, was $4.85. Historically, medical device company securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

•	fluctuations in our operating results;
•	announcements of product releases by us or our competitors;
•	announcements of acquisitions and/or partnerships by us and our competitors; and
•	general market conditions.

There is no assurance that the price of our Common Stock will not continue to be volatile.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of Common Stock, of which approximately 21,866,000 shares remain available for issuance and may be issued by us without stockholder approval.

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

Prior to December 23, 2014, our Common Stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On December 17, 2014, our Common Stock was approved for trading on NASDAQ. Beginning on December 23, 2014, our Common Stock began trading on NASDAQ under the symbol “CTSO.” Although currently listed on NASDAQ, there can be no assurance that we will continue to meet NASDAQ’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our common stock. If we are unable to maintain listing on NASDAQ or if a liquid market for our Common Stock does not develop, our Common Stock may remain thinly traded.

Future sales of our Common Stock may cause our share price to fall.

In November 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. to offer shares of our Common Stock from time to time through “at-the-market” offerings, pursuant to which we offer and sell shares of our Common Stock for an aggregate offering price of up to $25 million. We are not obligated to make or continue to make any sale of shares of our Common Stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

10.1	Employment Agreement by and between the Registrant and Dr. Eric M. Mortensen, M.D., Ph.D., dated May 23, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2017).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2016 to June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 7, 2017	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2017	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

