Form 10-Q
period 2017-09-30
Cytosorbents Corp
filed 2017-11-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 7, 2017 there were 28,691,325 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(As Adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$15,400,348	$5,245,178
Grants and accounts receivable, net of allowance for doubtful accounts of $76,601 at September 30, 2017 and $65,414 at December 31, 2016	2,350,190	1,433,468
Inventories	1,089,343	833,976
Prepaid expenses and other current assets	546,124	315,802
Total current assets	19,386,005	7,828,424
Property and equipment, net	1,032,789	569,409
Other assets	1,799,515	1,296,011
Total long-term assets	2,832,304	1,865,420
Total Assets	$22,218,309	$9,693,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,288,230	$1,330,072
Current maturities of long-term debt	3,000,000	833,333
Accrued expenses and other current liabilities	1,489,931	2,114,666
Total current liabilities	5,778,161	4,278,071

Long-term debt, net of current maturities and debt acquisition costs	6,966,355	4,078,314

Total Liabilities	12,744,516	8,356,385

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred Stock, par value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common Stock, par value $0.001, 50,000,000 shares authorized; 28,481,082 and 25,483,966 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	28,481	25,484
Additional paid-in capital	158,734,206	143,929,397
Accumulated other comprehensive income (loss)	(123,277)	898,684
Accumulated deficit	(149,165,617)	(143,516,106)
Total stockholders' equity	9,473,793	1,337,459
Total Liabilities and Stockholders' Equity	$22,218,309	$9,693,844

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited As Adjusted)	(Unaudited)	(Unaudited, As Adjusted)
Revenue:
Sales	$3,448,661	$2,143,116	$9,085,806	$5,593,235
Grant income	375,638	268,592	1,418,237	850,993
Total revenue	3,824,299	2,411,708	10,504,043	6,444,228
Cost of revenue	1,516,864	963,881	4,253,357	2,656,646
Gross profit	2,307,435	1,447,827	6,250,686	3,787,582

Other expenses:
Research and development	537,949	1,172,155	1,628,261	3,120,347
Legal, financial and other consulting	238.303	279,321	961,444	853,056
Selling, general and administrative	3,680,228	2,140,563	9,698,412	6,735,856
Total expenses	4,456,480	3,592,039	12,288,117	10,709,259

Loss from operations	(2,149,045)	(2,144,212)	(6,037,431)	(6,921,677)

Other income/(expense):
Interest expense, net	(253,780)	(117,352)	(497,683)	(111,864)
Gain on foreign currency transactions	348,546	73,445	1,221,334	176,096
Total other income (expense), net	94,766	(43,907)	723,651	64,232

Loss before benefit from income taxes	(2,054,279)	(2,188,119))	(5,313,780)	(6,857,445)
Benefit from income taxes	—	—	—	—

Net loss	(2,054,279)	(2,188,119))	(5,313,780)	(6,857,445)
Dividend, warrant exercise price adjustment	—	—	335,731	—
Net loss available to common stockholders	(2,054,279)	(2,188,119)	(5,649,511)	(6,857,445)

Basic and diluted net loss per share of Common Stock	$(0.07)	$(0.09)	$(0.21)	$(0.27)
Weighted average number of shares of Common Stock outstanding	28,206,437	25,444,565	27,231,145	25,420,650

Net loss	$(2,054,279)	$(2,188,119)	(5,313,780)	$(6,857,445)

Other comprehensive loss:
Currency translation adjustment	(280,078)	(60,820)	(1,021,961)	(161,593)
Comprehensive loss	$(2,334,357)	$(2,248,939)	$(6,335,741)	$(7,019,038)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 31, 2016 to September 30, 2017 (Unaudited):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2016 (As Originally Reported)	25,483,966	$25,484	$143,066,477	$898,684	$(144,464,733)	$(474,088)

Adjustment (see note 3)	—	—	862,920	—	948,627	1,811,547

Balance at December 31, 2016 (As Adjusted)	25,483,966	25,484	143,929,397	898,684	(143,516,106)	1,337,459

Stock based compensation - employees, consultants and directors	—	—	1,851,020	—	—	1,851,020

Issuance of common stock-offering, net of fees incurred	2,837,949	2,838	11,968,625	—	—	11,971,463

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(1,021,961)	—	(1,021,961)

Issuance of restricted stock units	41,390	41	207,567	—	—	207,608

Cashless exercise of stock options	2,074	2	(2)	—	—	—

Proceeds from exercise of warrants	59,001	59	260,445	—	—	260,504

Proceeds from exercise of stock options	56,702	57	181,423	—	—	181,480

Dividend, warrant exercise price adjustment	—	—	335,731	—	(335,731)	—

Net loss	—	—	—	—	(5,313,780)	(5,313,780)

Balance at September 30, 2017	28,481,082	$28,481	$158,734,206	$(123,277)	$(149,165,617)	$9,473,793

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited, As Adjusted)

Cash flows from operating activities:
Net loss	$(5,313,780)	$(6,857,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	161,688	109,395
Amortization of debt costs	56,268	15,240
Bad debt expense	3,897	—
Stock-based compensation	1,851,020	724,025
Foreign currency transaction gain	(1,221,334)	(176,096)
Changes in operating assets and liabilities:
Grants and accounts receivable	(803,348)	(747,117)
Inventories	(227,882)	143,200
Prepaid expenses and other current assets	(8,528)	295,516
Other assets	(15,000)	(21,363)
Accounts payable and accrued expenses	(534,222)	862,754
Net cash used by operating activities	(6,051,221)	(5,651,891)

Cash flows from investing activities:
Purchases of property and equipment	(579,944)	(155,696)
Payments for patent costs	(516,203)	(341,665)
Proceeds from redemptions of short-term investments	—	2,192,000
Net cash provided (used) by investing activities	(1,096,147)	1,694,639

Cash flows from financing activities:
Equity contributions - net of fees incurred	11,775,046	-
Proceeds from long-term debt	5,000,000	5,000,000
Payment of debt acquisition costs	(1,560)	(118,833)
Proceeds from exercise of stock options	181,480	79,990
Proceeds from exercise of warrants	260,504	50,000

Net cash provided by financing activities	17,215,470	5,011,157
Effect of exchange rates on cash	87,068	4,293
Net increase in cash and cash equivalents	10,155,170	1,058,198
Cash and cash equivalents - beginning of period	5,245,178	5,316,851
Cash and cash equivalents - end of period	$15,400,348	$6,375,049

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$407,347	$71,233

Supplemental schedule of noncash investing and financing activities:

Settlement of accrued bonuses with restricted stock units	$207,608	$—
Dividend, warrant exercise price adjustment	$335,731	$—
Proceeds of stock sale not received	$196,417	$—

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2017

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2017. The results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2017, the Company had an accumulated deficit of $149,165,617, which included net losses of $5,313,780 for the nine months ended September 30, 2017 and $6,857,445 for the nine months ended September 30, 2016. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability is uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of the Company’s technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities, including clinical trials. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable the Company to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which include HemoDefend, ContrastSorb, DrugSorb, and others. As of September 30, 2017, the Company owns 32 issued United States patents and has multiple issued patents and pending patent applications worldwide. Our patent portfolio includes 16 issued United States patents as well as multiple issued patents and pending patent applications directed to various compositions and methods of use related to our blood purifications technologies, which are expected to expire between 2018 and 2031, absent any patent term extensions. Management believes that any expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the U.S. dollar is the functional currency, are included in operations. Foreign currency transaction gain amounted to $348,546 and $73,445 for the three months ended September 30, 2017 and 2016, respectively. Foreign currency transaction gain included in net loss amounted to $1,221,334 and $176,096 for the nine months ended September 30, 2017 and 2016, respectively. The Company translates assets and liabilities of the European subsidiaries, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholder’s equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $77,000 and $65,000 at September 30, 2017 and December 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market. At September 30, 2017 and December 31, 2016, the Company’s inventory was comprised of finished goods, which amounted to $351,642 and $307,483, respectively; work in process which amounted to $648,131 and $467,663, respectively; and raw materials, which amounted to $89,570 and $58,830, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

 Warrants (See Note 3)

The Company recognizes the fair value of the warrants with a down round feature as a component of stockholders’ equity as of the date of the warrant grant. When the down round feature is triggered, the Company remeasures the fair value of the warrants, and records the change in fair value as a dividend and as a reduction in net income available to common stockholders.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $45,000 and $28,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $132,000 and $153,000 for the nine months ended September 30, 2017 and 2016, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2017 or December 31, 2016. The Company files tax returns in the U.S. federal and various state jurisdictions.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. The following table provides a geographic summary of revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product Sales:
Germany	$1,964,434	$1,327,193	$5,359,560	$3,653,995
All other countries	1,484,227	815,923	3,726,246	1,939,240

Grant and other income:
United States	375,638	268,592	1,418,237	850,993
Total revenue	$3,824,299	$2,411,708	$10,504,043	$6,444,228

As of September 30, 2017, two distributors accounted for approximately 33% of outstanding grant and accounts receivable. At December 31, 2016, one distributor and one government agency accounted for approximately 22% of outstanding grant and accounts receivable. For the three months ended September 30, 2017, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the three months ended September 30, 2016, one direct customer represented 11% of the Company’s total revenue. For the nine months ended September 30, 2017, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue. For the nine months ended September 30, 2016, one direct customer accounted for approximately 11% of the Company’s revenue.

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

Effects of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2014, the FASB issued ASU 2015-14 which deferred the effective date by one year. Accordingly, the updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period beginning after December 31, 2016. In 2016, the FASB issued ASU’s 2016-08, 2016-10 and 2016-12, all of which relate to this same topic and have the same effective date. The Company has evaluated the impact of these ASU’s and has determined that the adoption of this updated guidance may result in the deferral of revenue for certain distributors and strategic partners due to volume pricing discounts in the contracts. Also, revenues may be deferred on certain grant contracts with government agencies. The Company may also be required to capitalize costs incurred to obtain certain grant contracts and amortize these costs over the term of the related contract. Adoption of these ASU’s may require enhanced disclosures regarding contracts with customers including disaggregation of revenue, information about contract balances and performance obligations, significant judgments used in determining transaction price and assets recognized from costs to obtain a contract.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2016-15 is not expected to have a significant impact on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt the provisions of this ASU as of September 30, 2017 and has restated its current and comparative financial statements within this quarterly filing accordingly. (See Note 3).

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in Research and Development. Total freight costs amounted to approximately $50,000 and $28,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $178,000 and $99,000 for the nine months ended September 30 2017 and 2016, respectively.

3.	ADOPTION OF NEW ACCOUNTING STANDARD AND RESTATEMENT

Effective September 30, 2017, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The provisions of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The fair value of a financial instrument with a down round feature is now required to be classified as a component of stockholders equity, as opposed to a liability as it was previously required to be reported. In addition, this recorded fair value of the financial instrument is no longer to be subsequently remeasured. When the down round feature of the financial instrument is triggered due to a change in the underlying strike price, the change in the fair value is now required to be treated as a dividend and as a reduction of income available to common stockholders in accordance with the guidance of ASC-260. Accordingly, the Company has restated its current and historical financial statements to properly reflect the provisions of this ASU as discussed below.

Prior accounting treatment In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of Common Stock. These warrants contain certain pricing provisions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances. In addition, these warrants may only be exercised with cash. Accordingly, the Company recognized a liability for these warrants based on their fair value as of the date of grant. The initial warrant liability recognized on the related warrants totaled $862,920. At each subsequent quarter end, the Company then remeasured the fair value of the warrants, and recorded the change in the warrant liability as a component of net income. In April 2017, the Company closed on an underwritten public offering. The price of this offering was $4.50 per share of Common Stock which is less than the exercise price of the warrants. Accordingly, the exercise price of the warrants has been reduced to $4.50 per warrant, and the warrant liability was adjusted based upon the change in the underlying exercise price. There was no change in the number of warrants which were repriced. (see Note 4).

Current accounting treatment. The warrant liability has been eliminated from the Company’s balance sheets for the quarterly periods and years 2014, 2015, 2016, and 2017. As of January 1, 2016, the fair value of the warrant liability amounted to $1,636,128. Accordingly, the Company has restated its retained earnings and additional paid in capital as of January 1, 2016 by $773,208 and $862,920, respectively, in accordance with the provisions of this ASU. In addition, the Company has restated its net income by $494,596 and $666,815 for the three and nine months ended September 30, 2016, respectively, for the effect of the change in the fair value of the warrant liability. In addition, as of September 30, 2017, the Company has restated its net income by $765,106, which eliminates the year to date 2017 change to the warrant liability that was a component of net income, The cumulative effect of these restatements resulted in an increase to retained earnings amounting to $948,627 and additional paid in capital of $862,920 as of December 31, 2016.

As a result of the repricing of the warrants which occurred in connection with the April 2017 equity offering, the Company additionally recorded a dividend of $335,731 during the nine months ended September 30, 2017.

4.	STOCKHOLDERS' EQUITY

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

April 5, 2017 Equity Offering

On April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of Common Stock pursuant to the Company's existing shelf registration statement (Registration No. 333-205806) on Form S-3. The Company received gross proceeds of approximately $10,000,000, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s Common Stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1,500,000 as a result of the exercise of the option. As a result, the company received total gross proceeds of $11,500,000, and, after deducting the underwriting discounts and commissions and expenses related to the offering, the Company received total net proceeds of approximately $10,300,000. As a result of this offering, the exercise price of the warrants issued in connection with the Company’s March 11, 2014 public offering was reduced to $4.50 in accordance with the pricing provisions of those warrants. There was no change in the number of warrants which were repriced. These warrants remain exercisable on a cash-only basis.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the three months ended September 30, 2017, the Company sold 282,394 shares, generating net proceeds of approximately 1,659,000. As of September 30, 2017, approximately $196,000 of these proceeds was held in escrow and not received and is included in prepaid expenses and other current assets in the accompanying balance sheet. From October 1, 2017 through November 7, 2017, the Company sold 157,398 shares, generating net proceeds of approximately 980,000. (See Note 8). In the aggregate, the Company has sold 468,672 shares at an average selling price of $6.30 per share, generating net proceeds of approximately $2,863,000 under the terms of the Sales Agreement.

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

As a result of the repricing of the warrants which occurred in connection with the April 2017 equity offering, the Company recorded a dividend of $335,731 during the nine months ended September 30, 2017.

Stock-Based Compensation

Stock Options:

Total share-based employee, director, and consultant compensation for the three months and nine months ended September 30, 2017 and 2016 amounted to approximately $960,000 and $124,000 and $1,851,000 and $599,000, respectively. These amounts are included in the statement of operations under the captions research and development ($28,000 and $29,000 for the three months ended September 30, 2017 and 2016, and $73,000 and $121,000 for the nine months ended September 30, 2017 and 2016) and selling, general and administrative ($932,000 and $95,000 for the three months ended September 30, 2017 and 2016, and $1,778,000 and $478,000 for the nine months ended September 30, 2017 and 2016).

The summary of the stock option activity for the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2016	2,762,177	$4.69	6.0
Granted	1,180,950	5.45	9.7
Forfeited	(17,640)	4.65	—
Expired	(32,120)	36.33	—
Exercised	(74,180)	3.56	—
Outstanding, September 30, 2017	3,819,187	$4.68	6.8

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.45 to $6.20 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 66.8% to 80.8%), expected dividends (-0-%) on the stock and the risk free interest rate (1.24% to 1.85%) for the term of the stock option.

The aggregate intrinsic value is calculated at the difference between the market value as of September 30, 2017 of $6.20 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2017	Price	Life (Years)	Value
$0.88 - $11.48	3,819,187	$4.68	6.8	$6,045,932

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2017	Price	Value
2,592,062	$4.31	$5,125,994

 The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2017	912,547	$2.55
Granted	1,180,950	0.58
Forfeited	(1,000)	2.41
Vested	(865,372)	2.36
Non-vested, September 30, 2017	1,227,125	$0.62

As of September 30, 2017, the Company had approximately $470,000 of total unrecognized compensation cost related to stock options, which will, on average, be amortized over one year.

On February 24, 2017, the Board of Directors granted options to purchase 953,200 shares of Common Stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2017 operations. The grant date fair value of these unvested options amounted to approximately $3,284,000. As of September 30, 2017, the Company has determined that it has met or will probably meet 45 percent of these milestones, which equates to a vesting of 45 percent of these options. Accordingly, the Company has recorded expense of approximately $821,000 for the three months and $1,478,000 for the nine months ended September 30, 2017 in the consolidated statement of operations.

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of change of control restricted stock units outstanding to 1,539,000. In February 2017, the Board of Directors granted an additional 129,500 restricted stock options to Company employees, Directors, and consultants valued at approximately $725,200 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of Change of Control restricted stock units outstanding to 1,668,500. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three and nine months ended September 30, 2017.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense over the period which they vest. For the three and nine months ended September 30, 2017, the Company recorded a charge of approximately $31,000 and $77,000 related to the vested portion of these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s Common Stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2017, the Company recorded a charge of approximately $58,000 and $175,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2017	53,335	$4.69
Granted	125,000	5.60
Vested	(68,332)	5.24
Non-vested, September 30, 2017	110,003	$5.38

Warrants:

As of September 30, 2017, the Company has the following warrants to purchase Common Stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
113,600	$3.750	June 21, 2018
110,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
717,000	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
1,019,560

In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of Common Stock. As of September 30, 2017, 717,000 of these warrants remain outstanding. These warrants have certain pricing provisions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, which is currently $4.50, over the life of the warrants, excluding certain exempt issuances. These warrants are exercisable on a cash-only basis.

5.	LONG-TERM DEBT, NET

Loan and Security Agreement:

On June 30, 2016 (the ”Closing Date”), the Company and its wholly-owned subsidiary CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016 and the proceeds from Term Loan B on June 30, 2017. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. The Term Loans are secured by substantially all of the assets of the Company, with the exception of any intellectual property. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 8.98% at September 30, 2017.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. On June 30, 2017, in connection with the closing of Term Loan B, the Company was required to pay expenses incurred by the Bank of $1,560. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $120,393, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three months ended September 30, 2017 and 2016, the Company recorded interest expense amounting to $7,558 and $7,427, respectively, related to these costs. For the nine months ended September 30, 2017 and 2016, the Company recorded interest expenses amounting to $22,413 and $7,427, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made; the Company is required to make monthly payments of interest only during the term of each Term Loan. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement. The Company is required to make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the three months ended September 30, 2017 and 2016, the Company recorded interest expense of $18,229 and $7,813, respectively, related to the final fee. For the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $33,854 and $7,813, respectively, related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

The Borrower’s obligations under the Loan and Security Agreement are joint and severable, and are secured by a first priority security interest in favor of the Bank with respect to the Shares (as defined in the Loan and Security Agreement) and the Collateral (as defined in the Loan and Security Agreement, which definition excludes the Borrower’s intellectual property and other customary exceptions).

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

Long-term debt consists of the following at September 30, 2017:

	September 30, 2017	December 31, 2016
Principal amount	$10,000,000	$5,000,000
Less unamortized debt acquisition costs	(83,124)	(103,978)
Plus accrued final fee	49,479	15,625
Subtotal	9,966,355	4,911,647
Less Current maturities	3,000,000	833,333
Long-term debt net of current maturities	$6,966,355	$4,078,314

Annual principal payments of long-term debt are as follows at September 30,:

2018	$3,000,000
2019	4,000,000
2020	3,000,000
Total	$10,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019. These employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a Change in Control of the Company, as defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended September 30, 2017 and 2016, the Company has recorded royalty costs of approximately $101,000 and $63,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company has recorded royalty costs of approximately $267,000 and $165,000, respectfully.

License Agreements

In August 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years, which expires on August 7, 2024. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products for a term not greater than 18 years. For the three months ended September 30, 2016 and 2015, the Company has recorded royalty costs of approximately $169,000 and $84,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company has recorded royalty costs of approximately $446,000 and $220,000, respectfully.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three and nine months ended September 30, 2017 and 2016 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants, options and restricted stock awards representing approximately 4,948,750 and 4,058,557 incremental shares at September 30, 2017 and 2016 have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2017 and 2016 as they are anti-dilutive.

8.	SUBSEQUENT EVENT

From October 1, 2017 through November 7, 2017, the Company sold 157,398 shares of its Common Stock under the terms of its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald and Co. The sale of these shares generated net proceeds of approximately $980,000, bringing the total net proceeds generated under the agreement to approximately $2,863,000. (See Note 4).

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

Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K, as updated by the risks reported in our Quarterly Reports on Form 10-Q, and in the press releases and other communications to stockholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, other than as required under the Federal securities laws.

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification therapy to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 31,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology. As of September 30, 2017, we own 32 issued United States patents and have multiple issued and multiple pending patent applications in major markets worldwide. Our patent portfolio includes 16 issued United States patents as well as multiple issued and pending patent applications in major markets worldwide directed to various compositions and methods of use related to our blood purifications technologies, which are expected to expire between 2018 and 2031, absent any patent term extensions.

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

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically-ill population to support the CE Mark, and demonstrated the clearance of key cytokines.

In addition to CE marking, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for commercial sales abroad and for additional clinical studies. In September 2016, we were granted a three-year renewal for the CytoSorb CE Mark. In June 2017, we successfully completed an ISO 13485:2003 annual surveillance audit maintaining our good standing with our Notified Body.

From September 2011 through June 2012, we began a controlled market release of CytoSorb in select geographic territories in Germany. The purpose of this program was to prepare for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of CytoSorbents Europe GmbH, a wholly-owned operating subsidiary of CytoSorbents Corporation, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives who joined us and completed their sales training during the third quarter of 2012. The fourth quarter of 2012 represented the first quarter of direct sales with the four-person sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland.

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with four sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders (“KOLs”) throughout these countries. We believe our relationships with KOLs have been essential to drive adoption and recurrent usage of CytoSorb, facilitate purchases by hospital administration, arrange reimbursement, and generate data for papers and presentations. In addition, many of these KOL’s have been responsible for organizing more than 60 investigator initiated studies in Europe and abroad using CytoSorb, with approximately half in the planning stages, and half started, enrolling, or completed in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others. These studies are being supported by our European Medical Director.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, our wholly-owned subsidiary, to augment marketing and direct sales in Switzerland. This indirect subsidiary began operations during the second quarter of 2016. In the third quarter of 2016, we expanded our direct sales force efforts to include Belgium and Luxembourg.

As of November 1, 2017, our sales force includes 14 direct sales representatives, one contract sales person, 14 sales support staff, and multiple consultants.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In April 2014, we announced the distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (“GCC”)) and Yemen, Iraq, and Jordan through an exclusive agreement with TechnoOrbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile. In July 2017, we announced an exclusive agreement with Drogueria Ramon Gonzalez Revilla (DRGR) S.A. to distribute CytoSorb in Panama.

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

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. Fresenius launched the product in these six countries in May 2016. In January 2017, the Fresenius partnership was expanded. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. In addition, we have entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the agreement, CytoSorbents and Fresenius will jointly market CytoSorb and Fresenius’ CytoSorb compatible blood tubing sets to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius will sell all ancillary products to their customers. Fresenius will also provide a written endorsement of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in 2017 and is ongoing, with implementation of the co-marketing program underway in certain initial countries.

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

In addition, we now have more than 60 investigator-initiated studies planned, with approximately half in an advanced stage, enrolling or ready to enroll, or completed around the world. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac pulmonary bypass surgery, trauma, and many other indications, and if successful, are expected to be integral in helping to drive additional usage and adoption of CytoSorb.

In January 2017 we launched the VetResQ product for specific use with the veterinary market, following registration with the FDA. VetResQ serves a niche veterinary market and will take some time to develop. Initial market entry will be with large academic institutions. The product line is composed of three different product sizes for treatment of small animals such as cats to larger animals, such as dogs weighing over 50 kilograms.

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

The REFRESH I study was designed to evaluate the safety and feasibility of CytoSorb when used intra-operatively in a heart-lung machine to reduce plasma free hemoglobin (pfHb) and cytokines in patients undergoing complex cardiac surgery.  The study was not powered to measure effect on clinical outcomes. The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators are correlated with the incidence of serious post-operative complications such as kidney injury, renal failure and other organ dysfunction.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. Enrollment was completed with 46 patients, on which safety was assessed. A total of 38 patients were evaluable for pfhB and completed all aspects of the study.

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

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data on the reduction of plasma free hemoglobin and activated complement from the study and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication.

The Company has recently met with the FDA regarding REFRESH 2, intended to be a pivotal, registration trial for US approval, to discuss trial design and address any clinical and technical questions. In parallel, the Company initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. The Company believes using sites that previously participated in REFRESH I will accelerate the process of site startup and a planned fourth quarter 2017 launch of REFRESH 2.

The market focus for CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, ARDS, complications of cancer immunotherapy, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions and is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. Commercially available in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal of HemoDefend is to reduce transfusion reactions and improve the safety of older blood.

•	K+ontrol – a development-stage blood purification technology designed to treat severe hyperkalemia by reducing potassium from whole blood and other bodily fluids.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b 2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including, for example, the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, U.S. Special Operations Command, and the Joint Program Executive Office for Chemical Biologic Defense.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of September 30, 2017, we have received approximately $3,825,000 in funding under this contract and no funding remains.

In September 2012, we were awarded a Phase II Small Business Innovation Research (“SBIR”) contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In June 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of September 30, 2017, we received approximately $1,246,000 in funding under this contract and no funding remains.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI, with support from U.S. SOCOM, to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. In September 2017, the contract was amended to extend the term to September 2018. As of September 30, 2017, we have received approximately $1,059,000 and have approximately $463,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of September 30, 2017, we received approximately $150,000 and no funding is remaining under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for a development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of September 30, 2017, we received approximately $150,000 and no funding is remaining under this contract.

In July 2016, we were awarded a Phase I SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of September 30, 2017, we received approximately $150,000 and no funding is remaining under this contract.

In January 2017, the Company was awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract provides for maximum funding of $999,996 over two years. This program is funded by the Chemical and Biological Defense (“CBD”) SBIR program under Contract number W911QY-17-C-0007. As of September 30, 2017, we have received approximately $262,000 and have approximately $738,000 remaining under this contract.

In May 2017, the Company was awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. CytoSorbents will collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of September 30, 2017, we have received approximately $160,000 and have approximately $839,000 remaining under this contract.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of September 30, 2017, we have received approximately $32,000 and have approximately $687,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of $999,871. As of September 30, 2017, no funding has yet been received under this contract.

Results of Operations

Comparison for the three months ended September 30, 2017 and 2016:

Revenues:

Revenue from product sales was approximately $3,449,000 in the three months ended September 30, 2017, as compared to approximately $2,143,000 in the three months ended September 30, 2016, an increase of approximately $1,306,000, or 61%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $375,000 for the three months ended September 30, 2017 as compared to approximately $269,000 for the three months ended September 30, 2016, an increase of approximately $106,000. This increase was a result of revenue recognized from new grants.

As a result of the increases in both product sales and grant income, for the three months ended September 30, 2017, we generated total revenue of approximately $3,824,000, as compared to total revenues of approximately $2,412,000, for the three months ended September 30, 2016, an increase of approximately $1,412,000 or 59%.

Cost of Revenues:

For the three months ended September 30, 2017 and 2016, cost of revenue was approximately $1,517,000 and $964,000, respectively, an increase of approximately $553,000. Product cost of revenues increased approximately $385,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to increased sales. Product gross margins were approximately 69% for the three months ended September 30, 2017, as compared to approximately 68% for the three months ended September 30, 2016.  This increase in gross margin was primarily due to the mix of direct and distributor sales.

Research and Development Expenses:

For the three months ended September 30, 2017, research and development expenses were approximately $538,000 as compared to research and development expenses of approximately $1,172,000 for the three months ended September 30, 2016. The decrease of approximately $634,000 was due to a decrease in costs related to our various clinical studies and trials of approximately $519,000 and an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $168,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs. These decreases were offset by an increase in our non-clinical research and development activities of approximately $53,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $238,000 for the three months ended September 30, 2017, as compared to approximately $279,000 for the three months ended September 30, 2016. The decrease of approximately $41,000 was due to a decrease in legal fees of approximately $29,000 related to certain corporate initiatives in the three months ended September 30, 2016 that did not recur in the three months ended September 30, 2017 and a decrease in consulting fees of approximately $23,000. These decreases were offset by an increase in auditing and accounting fees of approximately $11,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $3,680,000 for the three months ended September 30, 2017, as compared to approximately $2,141,000 for the three months ending September 30, 2016. The increase of $1,539,000 was due to an increase in non-cash stock-based compensation expense of approximately $927,000 primarily based upon progress toward meeting the 2017 operating milestones, increases in salaries, commissions and related costs of approximately $94,000 due to headcount additions and personnel related costs, an increase in royalty expenses of approximately $124,000 due to the increase in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $220,000, an increase in rent expense of approximately $29,000 related to facility expansion, an increase in public relations costs of approximately $42,000, an increase in stock transfer fees of approximately $6,000, an increase in office supplies and related expenses of approximately $47,000 and other general and administrative cost increases of approximately $50,000.

Interest Income (Expense):

For the three months ended September 30, 2017, interest expense was approximately $254,000, as compared to interest expense of approximately $117,000 for the three months ended September 30, 2016. This increase in interest expense of approximately $137,000 is directly related to interest expense incurred related to the Company’s draw down of Term Loan B with Bridge Bank on which $5,000,000 was drawn on June 30, 2017 and was outstanding for the three months ended September 30, 2017.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2017, the gain on foreign currency transactions was approximately $349,000, as compared to approximately $73,000 for the three months ended September 30, 2016. The 2017 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2017 as compared to June 30, 2017. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at September 30, 2017 as compared to $1.14 per Euro at June 30, 2017. The 2016 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2016 as compared to June 30, 2016. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2016 as compared to $1.11 per Euro at June 30, 2016.

Comparison for the nine months ended September 30, 2017 and 2016:

Revenues:

Revenue from product sales was approximately $9,086,000 in the nine months ended September 30, 2017, as compared to approximately $5,593,000 in the nine months ended September 30, 2016, an increase of approximately $3,493,000, or 62%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income was approximately $1,418,000 for the nine months ended September 30, 2017, as compared to approximately $851,000 for the nine months ended September 30, 2016, an increase of approximately $567,000, or 67%. This increase was a result of revenue recognized from new grants.

As a result of the increases in both product sales and grant income, for the nine months ended September 30, 2017, we generated total revenue of approximately $10,504,000, as compared to total revenue of approximately $6,444,000, for the nine months ended September 30, 2016, an increase of approximately $4,060,000, or 63%.

Cost of Revenues:

For the nine months ended September 30, 2017 and 2016, cost of revenue was approximately $4,253,000 and $2,657,000, respectively, an increase of approximately $1,596,000. Product cost of revenues increased approximately $1,073,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to increased sales. Product gross margins were approximately 67% for the nine months ended September 30, 2017, as compared to approximately 66% for the nine months ended September 30, 2016 primarily due to the mix of direct and distributor sales. Grant income related expenses increased due to direct labor and other costs being deployed toward grant-funded activities, an increase of approximately $523,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Research and Development Expenses:

For the nine months ended September 30, 2017, research and development expenses were approximately $1,628,000, as compared to research and development expenses of approximately $3,120,000 for the nine months ended September 30, 2016, a decrease of approximately $1,492,000. This decrease was due to a reduction in costs related to the various clinical studies of approximately $1,057,000 and an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $524,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs. These decreases were offset by increases in other research and development costs of approximately $89,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $961,000 for the nine months ended September 30, 2017, as compared to approximately $853,000 for the nine months ended September 30, 2016. The increase of approximately $108,000 was due to an increase in employment agency fees of approximately $110,000 related to the hiring of senior level personnel and increases in legal fees of approximately $56,000 related to various corporate initiatives. These increases were offset by decreases in accounting and audit fees of approximately $14,000 due to fees incurred related to the audit of our internal controls as required by The Sarbanes-Oxley Act of 2002 in 2016 that did not recur in 2017 and a decrease in consulting fees of approximately $46,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $9,698,000 for the nine months ended September 30, 2017, as compared to approximately $6,736,000 for the nine months ending September 30, 2016, an increase of $2,962,000. The increase in selling, general, and administrative expenses was due to an increase in non-cash stock compensation expense of approximately $1,427,000 primarily based upon progress toward meeting the 2017 operating milestones, increases in salaries, commissions and related costs of approximately $489,000 due to headcount additions and increases in product sales, an increase in royalty expenses of approximately $329,000 due to the increase in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $360,000 and an increase in travel and entertainment costs and other expenses of approximately $64,000, an increase in occupancy cost of approximately $84,000 related to facility expansion, an increase in public relations expense of approximately $64,000, an increase in office supplies and related expenses of approximately $100,000 and other general and administrative cost increases of approximately $45,000.

Interest Income (Expense):

For the nine months ended September 30, 2017, interest expense was approximately $498,000, as compared to interest income of approximately $112,000 for the nine months ended September 30, 2016. This increase in interest expense of approximately $386,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016 and outstanding for the nine months ended September 30, 2017 and $5,000,000 was drawn on June 30, 2017 and was outstanding during the three months ended September 30, 2017.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2017, the gain on foreign currency transactions was approximately $1,221,000, as compared to approximately $176,000 for the nine months ended September 30, 2016. The 2017 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2017, as compared to December 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at September 30, 2017 as compared to $1.05 per Euro at December 31, 2016. The 2016 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2016, as compared to December 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at September 30, 2016 as compared to $1.08 per Euro at December 31, 2015.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2017, we had an accumulated deficit of approximately $149,166,000, which included losses of approximately $5,314,000 and $6,857,000 for the nine month periods ended September 30, 2017 and 2016, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At September 30, 2017, we had current assets of approximately $19,386,000 including cash on hand of approximately $15,400,000 and current liabilities of approximately $5,778,000.

During the three months ended September 30, 2017, the Company sold 282,394 shares of its Common Stock, generating net proceeds of approximately $1.7 million under the terms of its existing Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald and Co. From October 1, 2017 through November 7, 2017, the Company sold an additional 157,398 shares of its Common Stock, generating net proceeds of approximately $1.0 million under the terms of the Sales Agreement. Total net proceeds generated from these sales during 2017 amounted to approximately $2.6 million.

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

As a result of the receipt of additional proceeds under the Loan and Security Agreement in June 2017, and in conjunction with the closing of the equity financing in April 2017 and recent sales of the Company’s common stock under the Controlled Equity OfferingSM Sales Agreement, we believe we have sufficient liquidity to fund our operations into 2019; however, we may need to raise additional capital to fund clinical trials in the United States and/or Germany. We will be better able to assess this need once the specific protocols are finalized with appropriate regulatory bodies.

Contractual Obligations

In September 2017, the Company entered into a Sixteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 15,745 square feet and extended the term of the lease for its corporate headquarters and manufacturing facility through May 31, 2019 and, effective June 1, 2017, increased the Company’s base rent obligation to $28,210 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2020 upon certain conditions.

In September 2016, the Company entered into a five year lease agreement with Klimik GmbH for 600 square meters of office and warehouse space for its wholly-owned subsidiary CytoSorbents Europe GmbH. The lease, which commenced on September 1, 2016, has a rent obligation of $6,986 per month. The lease expires on August 31, 2021. The lease also provides the Company with an option to extend the term of the lease for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of September 30, 2017, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Lease Obligations	$422,354	$393,349	$76,848	–
Long-term debt	3,000,000	4,000,000	3,000,000	–
	$3,408,831	$4,384,333	$3,076,848	–

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

As of September 30, 2017, we had an accumulated deficit of approximately $149,166,000, which included net losses of approximately $5,314,000 for the nine months ended September 30, 2017, and $6,857,000 for the nine months ended September 30, 2016. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark and for potential label extensions of our current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

No change in our internal control over financial reporting occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of September 30, 2017, we had an accumulated deficit of approximately $149,166,000, which included net losses of approximately $5,314,000 and $6,857,000 for the nine months ended September 30, 2017 and 2016, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of September 30, 2017, we had current assets of approximately $19,386,000, including cash on hand of approximately $15,400,000 and current liabilities of approximately $5,778,000. For the nine months ended September 30, 2017, our cash burn was approximately $6.6 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have an effective shelf registration statement with the SEC which enables us to raise up to $100 million in equity financing. We entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. in November 2015 for the offer and sale of up to an aggregate of $25,000,000 of shares of our common stock. During 2017, we have sold a total of 439,792 shares of our common stock, under the terms if the Sales Agreement, generating net proceeds of approximately $2.6 million.

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

As of November 1, 2017, we have 76 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer and Dr. Eric R. Mortensen, our Chief Medical Officer. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

For the nine months ended September 30, 2017, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intent to leave the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to The NASDAQ Capital Market (“NASDAQ”) and our Common Stock began trading on NASDAQ on December 23, 2014 under the symbol “CTSO.” Our Common Stock closed as high as $6.30 and as low as $3.45 per share between January 1, 2017 and September 30, 2017 on NASDAQ. On November 3, 2017, the closing price of our Common Stock, as reported on NASDAQ, was $6.13. Historically, medical device company securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our Common Stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of Common Stock, of which approximately 21,519,000 shares remain available for issuance as of September 30, 2017 and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. During the three months ended September 30, 2017, the Company sold 282,394 shares of its Common Stock under the terms of its Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co., generating net proceeds of approximately $1,659,000. From October 1, 2017 through November 7, 2017, the Company sold 157,398 shares of its Common Stock, generating net proceeds of approximately $980,000.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2016 to September 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 9, 2017	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

