Form 10-K
period 2017-12-31
Cytosorbents Corp
filed 2018-03-08
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D . C . 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7 Deer Park Drive, Suite K

Monmouth Junction, New Jersey 08852

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (732) 329-8885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
common stock, $0.001 par value	The Nasdaq Stock Market LLC

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

Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2017 was approximately $107,833,057. As of February 28, 2018 there were outstanding 29,471,343 shares of common stock.

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

PART I

Item 1. Business.

Overview

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 35,000 human treatments to date in critical illnesses and in cardiac surgery. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology, protected by 15 issued and 2 allowed but not yet issued U.S. patents and multiple applications pending, including HemoDefend, ContrastSorb, DrugSorb, and others.

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

As part of the CE Mark process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically-ill population to support the CE mark and published in PLOS ONE. In the European Sepsis Trial, the treatment was well-tolerated with no serious device related adverse events reported. The trial also demonstrated the ability of CytoSorb to reduce cytokines such as IL-6. The trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality.

In addition to CE marking, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for commercial sales abroad and for additional clinical studies. In September 2016, we were granted a two-year renewal for the CytoSorb CE Mark. In June 2017, we successfully completed an ISO 13485:2003 annual surveillance audit maintaining our good standing with our Notified Body. We also established dedicated reimbursement for CytoSorb in Germany, with other countries pending.

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

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with four sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders (“KOLs”) throughout these countries. By the end of 2017, we had hundreds of KOLs in critical care, cardiac surgery, and blood purification who are either using CytoSorb or planning to use CytoSorb in the near future. We believe our relationships with KOLs are essential to drive adoption and recurrent usage of CytoSorb, facilitate purchases by hospital administration, arrange reimbursement, and generate data for papers and presentations. In addition, we now currently have more than 60 investigator initiated-studies planned, in process or completed in Europe and abroad in multiple applications including sepsis, cardiac surgery, lung injury, trauma, pancreatitis, liver failure, kidney failure, and others. These studies are being supported by our European Medical Director. As of February 15, 2017, we have increased our European sales, marketing and clinical support team to 18 direct sales people, one contract sales person, and 13 sales and distributor support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreement with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In April 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the Gulf Cooperative Council (“GCC”)) and Yemen, Iraq, and Jordan through an exclusive agreement with TechnoOrbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama.

We have been expanding our strategic partnerships by number and scope. In September 2013, we entered into a strategic partnership with Biocon Ltd., India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the agreement, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity this territory. In addition, the term of the original agreement was extended to December 2022

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. Fresenius launched the product in these six countries in May 2016. In January 2017, the Fresenius partnership was expanded. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. In addition, we have entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the agreement, CytoSorbents and Fresenius will jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius will sell all ancillary products to their customers. Fresenius will also provide a written endorsement of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in five initial counties in 2017 and is continuing, with implementation of the co-marketing program in addition countries planned for the future.

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

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 45 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. Outside of the EU, CytoSorb is actively being commercialized in Turkey, India, Australia, New Zealand, Russia, South Africa, Serbia, Norway, Vietnam, Chile, Iceland, Saudi Arabia and Panama. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval.

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

In addition to the dosing study, we plan to use data generated and published in the more than 60 investigator-initiated studies and trials sponsored by us currently planned, enrolling or completed in Europe and abroad. Approximately half of these studies are in the planning stages, and half started, enrolling or completed. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase 2 clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

In addition to sepsis and other critical care applications, cardiac surgery is an important application for CytoSorb in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and EU combined including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, aortic reconstruction, and left ventricular assist device (“LVAD”) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, as activation of complement, and cause hemolysis, leading to the release of toxic plasma free hemoglobin. These can lead to post-operative complications such as respiratory failure, circulatory failure, and acute kidney injury. CytoSorb has a unique competitive advantage as the only cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach.

In February 2015, the U.S. Food and Drug Administration (“FDA”) approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I as the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

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

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent Data Safety Monitoring Board (“DSMB”) found no serious device related adverse events with the CytoSorb device, achieving the primary safety endpoint of the trial. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication.

In December 2017, the FDA approved our IDE application for our REFRESH 2 study. The REFRESH 2 study is a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for the use of CytoSorb in cardiac surgery, which we are planning to pursue via the premarket approval (PMA) pathway. The IDE approval allows us to aggressively move forward with our clinical trial sites to complete the final steps prior to the official start of the study. The REFRESH 2 pivotal study will assess the effectiveness of intraoperative CytoSorb blood treatment on postoperative acute kidney injury (AKI), the primary endpoint of the study and one of the most common adverse events in patients undergoing complex cardiac surgery. The REFRESH 2 trial is a randomized, controlled, blinded, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  The trial will enroll up to 400 patients at increased risk of cardiovascular AKI, undergoing elective, non-emergent open heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. The Company has initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. The Company believes using sites that previously participated in REFRESH I will accelerate the process of site startup and the launch of REFRESH 2. The Company is ramping the trial, and has begun screening patients at a key site involved in REFRESH 1 and is working to add additional centers experienced in the conduct of clinical trials in complex cardiac surgery. We anticipate that this study will take at least two yeas to complete, and could take longer if enrollment challenges or other factors causing delays are encountered.

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

In January 2017, we launched VetResQ™ for the United States veterinary market, following registration with the FDA. VetResQ is a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is manufactured in the United States for the treatment of cats, dogs, horses, and animals of comparable size. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps.  VetResQ is available only for veterinary animal usage and is not for human use. We do not expect VetResQ to be significant source of revenue for us in the near term.

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

Our BetaSorb device is intended to remove beta2, -microglobulin and other mid-molecular weight toxins from the blood of patients suffering from chronic kidney failure who rely on long term dialysis therapy to sustain their life. Standard high-flux hemodialysis is very effective in removing small uremic toxins, but much less effective in removing these mid-molecular weight toxins that functional kidneys normally remove. BetaSorb utilizes an adsorbent polymer packed into a similarly shaped and constructed cartridge as utilized for our CytoSorb product, although the polymers used in the two devices are physically different, with one optimized for short-term critical care use and the other specifically designed for the needs of long-term chronic usage. The BetaSorb device also incorporates industry standard connectors at either end of the device, which connect directly into the extra-corporeal circuit (bloodlines) in series with a dialyzer. To date, we have manufactured the BetaSorb device on a limited basis for testing purposes, including for use in clinical studies.

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

Our executive offices are located at 7 Deer Park Drive, Suite K, Monmouth Junction, New Jersey 08852, and our telephone number is (732) 329-8885. Our website address is http://www.cytosorbents.com . We have included our website address as an inactive textual reference only. We make available free of charge through our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at http://www.cytosorbents.com , or at any other website address, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

We have been engaged in research and development since our inception and have raised approximately $112 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies, to establish in-house manufacturing capacity to meet commercial and clinical testing needs, expand our intellectual property through additional patents, and to develop extensive proprietary know-how with regard to our products. For the years ended December 31, 2017, 2016 and 2015, our research and development expenses amounted to approximately $4,049,000, $4,783,000 and $3,871,000, respectively. There are no customer-sponsored research activities relating to the development of new products.

We have raised funds through various means including convertible note offerings, equity transactions, and term loans. Our most significant financing transactions are discussed below.

Shelf Registration

On July 29, 2015, the Company’s registration statement on Form S-3, as filed with the SEC on July 23, 2015, (Registration No. 333-205806) (the “Shelf Registration Statement”) was declared effective using a “shelf” registration process. Under this shelf registration statement, the Company may issue, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants, or units, up to a total dollar amount of $100 million.

April 5, 2017 Equity Offering

On April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of common stock pursuant to the Shelf Registration Statement. The Company received gross proceeds of approximately $10,000,000, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s common stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1,500,000 as a result of the exercise of the option. As a result, the Company received total gross proceeds of $11,500,000, and, after deducting the underwriting discounts and commissions and expenses related to the offering, the Company received total net proceeds of approximately $10,300,000. As a result of this offering, the exercise price of the warrants issued in connection with the Company’s March 11, 2014 public offering was reduced to $4.50 in accordance with the pricing provisions of those warrants. There was no change in the number of warrants which were repriced. These warrants remain exercisable on a cash-only basis.

November 4, 2015 Controlled Equity Offering

On November 4, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and Co., as agent (“Cantor”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) Any Shares offered and sold will be issued pursuant to the Company’s Shelf Registration Statement, as supplemented by a prospectus supplement, dated November 4, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

Under the Sales Agreement, Cantor may sell Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market (“Nasdaq”), on any existing trading market for the common stock or to or through a market maker. In addition, under the Sales Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. The Company may instruct Cantor not to sell Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold 550,000 shares at an average price of $6.31 per share, generating net proceeds of approximately $3,367,000. From January 1, 2018 through March 7, 2018, the Company sold 465,112 shares at an average cost of $7.91 per share, generating net proceeds of approximately $3,568,000. In the aggregate, the Company has sold 1,043,992 shares at an average selling price of $7.07 per share, generating net proceeds of approximately $7,159,000 under the terms of the Sales Agreement.

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

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $11.1 million in grants and contracts from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement), the Congressionally Directed Medical Research Program Office, (“CDRMP”), $718K, the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II) ,the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M and Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II) to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

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

Markets

We are a critical care focused immunotherapy company. Immunotherapy is the ability to control the immune response to fight disease. Critical care medicine includes the treatment of patients with serious or life-threatening conditions who require comprehensive care in the ICU, with highly-skilled physicians and nurses and advanced technologies to support critical organ function to keep patients alive. Examples of such conditions include severe sepsis and septic shock, severe burn injury, trauma, acute respiratory distress syndrome and severe acute pancreatitis. In the U.S., an estimated $110 billion or 0.7% of the U.S. gross domestic product is spent annually on critical care medicine. In larger hospitals, critical care treatment accounts for up to 20% of a hospital’s overall budget and often results in financial losses for the hospital.

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

Sepsis

Sepsis is characterized by a systemic inflammatory response triggered by a severe infection. It is commonly seen in the ICU, accounting for approximately 10% to 20% of all ICU admissions. However, there are currently no approved products that are available to treat sepsis in the U.S. or EU. Each year, there are more than one million and 1.5 million new cases of severe sepsis or septic shock in the U.S. and Europe, respectively. Based on the reported incidence of sepsis in a number of developed countries, the worldwide incidence is estimated to be 18 million cases per year. The Global Sepsis Alliance estimates there are more than 30 million cases per year with approximately 6-9 million deaths. According to the CDC, the incidence of serious infection and sepsis has doubled in the U.S. in the past 10 years. The main driver of sepsis incidence is the aging demographic, specifically patients who are older than age 65 who are more prone to infection and now account for two-thirds of patients hospitalized for sepsis and the majority of sepsis deaths. Other factors contributing to the increase in sepsis incidence include the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (“MRSA”), an increase in co-morbid conditions like HIV, cancer and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips and knees that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H3N2 or H1N1 influenza.

There are generally three categories of sepsis, including mild to moderate sepsis, severe sepsis and septic shock. Mild to moderate sepsis typically occurs with an infection that is responsive to antibiotics or antiviral medication. An example is a patient with self-limiting influenza or a treatable community acquired pneumonia. Mortality is generally very low. Severe sepsis is sepsis with evidence of organ dysfunction. An example is a patient who develops respiratory failure due to a severe pneumonia and requires mechanical ventilation in the ICU. Severe sepsis has a mortality rate of approximately 25% to 35% despite the use of antibiotics and the highest level of available care. Septic shock, or severe sepsis with low blood pressure that is not responsive to fluid resuscitation, is the most serious form of sepsis with an expected mortality in excess of 40% to 50%, and up to 90-100% if it is refractory to vasopressors and other therapies.

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. Recently, the 3 rd International Consensus Definition Task Force defined sepsis as “life-threatening organ dysfunction due to a dysregulated host response to infection.” The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome and multiple organ failure, and in many cases death. Until recently, there have been no available therapies in the U.S. or EU that can control the aberrant immune response and cytokine storm. Our CytoSorb device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine filter currently approved for sale in the E.U. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb has been evaluated in the randomized, controlled European Sepsis Trial in 100 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. The therapy was safe in more than 300 human treatments and generally well-tolerated. CytoSorb demonstrated the ability to reduce a broad range of cytokines from the blood of critically ill patients. In a post-hoc analysis, this was associated with improvements in clinical outcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older. We have completed a follow-up Dosing study at several clinical trial sites in Germany, supporting the safety of continuous treatment, exchanging a new device daily for up to 7 days.

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

Few therapies are currently under development. In April 2015, Leading Biosciences began a 260 patient randomized, controlled Phase 2 clinical SSAIL trial in septic shock patients using its investigational orally administered drug, LB1148, also known as tranexemic acid. Tranexemic acid is a serine protease inhibitor, designed to inhibit digestive enzymes and preserve and promote healing of the intestine’s mucosal barrier, with the goal of preventing the escape of potent digestive enzymes into the blood, which could exacerbate sepsis. Leading Biosciences originally projected completion of the trial in December 2016 but terminated the study due to slow enrollment.

Currently, there are two late stage trials ongoing. The first of which was initiated in November 2012 and was an 800 patient Phase III randomized controlled SCARLET study began for Recomodulin (ART 123, Artisan/Asahi Kasei), a recombinant human thrombomodulin, for the treatment of septic patients with coagulopathy. In mid-2013, following an interim analysis of safety data, the DSMB recommended that the trial continue. The primary completion date of the trial was expected to be March 2015, however based on a review of the web site clinicaltrials.gov, the trial has been completed but no results have been posted. Recomodulin has been approved in Japan since 2009 for the treatment of disseminated intravascular coagulation, a late complication of sepsis, at a cost of $5,800 per treatment. Although it has other activity, it works primarily by a similar anticoagulant mechanism to Xigris. Because of this, it has only demonstrated a limited mortality benefit in earlier studies (~9%: 34.6% control as compared to 26% treatment), similar to that seen in Xigris’ initial PROWESS Trial (~6%: 31% control as compared to 25% treatment) and is unlikely to have greater benefit in larger scale studies. According to clinicaltrials.gov, the estimated study completion date is July 2019.

The second study is being conducted by Atox Bio, a development stage company in clinical studies with peptide therapeutics that are designed to prevent superactivation of the immune response by certain toxins such as toxic shock syndrome toxin. It is currently focused on necrotizing soft tissue infections. The investigational peptide, AB103, is being evaluated in the ACCUTE Trial, a Phase 3 randomized controlled trial in 60 investigative sites in the U.S in 290 patients with necrotizing soft tissue infections. Primary outcomes include 28-day survival, amputation, and reduction in the modified sequential organ failure assessment score. According to clinicaltrials.gov, the estimated study completion date is March 2019.

Severe sepsis and septic shock patients are among the most expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb in the treatment of sepsis. CytoSorb is approved in the EU and is being sold directly in Germany, Austria, Switzerland, Belgium and Luxembourg with our own direct sales force. In December 2016, we announced the achievement of a permanent, dedicated reimbursement procedure code for CytoSorb therapy in Germany, providing for specific and enhanced reimbursement in the largest medical device market in Europe. We have established strategic partnerships with Fresenius Medical Care, the world’s largest dialysis company, for exclusive distribution of CytoSorb for critical care applications in France, Poland, Denmark, Sweden, Norway, and Finland, and Terumo Cardiovascular, the largest cardio surgery disposables company, for exclusive distribution of the CytoSorb Cardiopulmonary Bypas Kit in France, Denmark, Sweden, Norway, Finland, and Iceland. We are also partnered with Biocon Ltd, India’s largest biopharmaceutical company, for exclusive distribution of CytoSorb in India, Sri Lanka, Malaysia, and other select emerging markets and Dr. Reddy’s Laboratories, for exclusive distribution of CytoSorb in South Africa We have ongoing discussions with potential corporate partners and independent distributors to market CytoSorb in other select EU countries and in other countries outside the EU that accept CE Mark approval. We have established direct sales or distribution of CytoSorb in 45 countries worldwide.

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

Sepsis patients are treated in the ICU for 12 to 18 days on average and for a total of 20 to 25 days in the hospital. A typical severe sepsis or septic shock patient in the U.S. costs approximately $45,000 to $60,000 to treat without using CytoSorb. CytoSorb therapy for sepsis typically costs in the range of $1,000 to $5,000, depending on the number of treatments. The goal of therapy is to not only improve clinical outcomes, but to also reduce the severity of illness and reduce the need for costly ICU care (estimated at approximately $4,300 per day in the ICU in the U.S.). The cost of CytoSorb therapy represents a fraction of what is currently spent on the treatment of patients with sepsis and would be cost-effective if it decreased ICU stay by one to two days. Based upon this price point, the total addressable market for CytoSorb for the treatment of sepsis in the U.S. and EU is approximately $6 billion to $8 billion.

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

Acute Respiratory Distress Syndrome

Acute lung injury (“ALI”) and ARDS are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising the lung’s ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of acute respiratory distress syndrome in the U.S. each year, with more cases in the EU. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation therapy, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, barotrauma, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g., emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality is typically greater than 30%, even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung through tight junction disruption of respiratory endothelium, leading to capillary leak syndrome, and other factors. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster ICU discharge, thereby potentially saving costs. CytoSorb treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb treated patients that showed a statistical trend to benefit. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as corticosteroids, nitric oxide, surfactant therapy, and others, there are currently no approved treatments for ARDS. Only low tidal volume ventilation has been demonstrated to improve mortality (31.0 as compared to 39.8% control) in this patient population. However, even with this intervention, mortality is still unacceptably high. The total addressable market for CytoSorb to treat ARDS and ALI in the EU is estimated to be between $500 million to $1.25 billion, and between $1 billion to $2 billion in the U.S .and EU.

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

CytoSorb may also represent a rescue or salvage therapy in activated CAR T-cell cancer immunotherapy, where cytokine release syndrome (i.e. CRS or cytokine storm) is common, and can lead to organ failure and death in certain patients.

In the CRS literature, researchers have drawn parallels to both macrophage activating syndrome and secondary hemophagocytic lymphohistiocytosis (HLH) which produce a similar clinical picture and cytokine storm profile. To date, CytoSorb has been used successfully in approximately a dozen cases of secondary HLH. In March 2017, the pioneer of CAR T-cell immunotherapy, Dr. Carl June at University of Pennsylvania, joined our scientific advisory board. In 2017, both Kymriah from University of Pennsylvania and Novartis, and Yescarta from Kite Pharma and Gilead Sciences, received FDA approval for the treatment of certain hematologic cancers.

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

Blood Transfusions

The HemoDefend platform is a development-stage technology designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply. In the U.S. alone, 15 million packed red blood cell (“pRBC”) transfusions and another 15 million transfusions of other blood products (e.g., platelet, plasma, and cryoprecipitate) are administered each year with an average of 10% of all U.S. hospital admissions requiring a blood transfusion. The sheer volume of transfusions, not just in the U.S., but worldwide, complicates an already difficult task of maintaining a safe and reliable blood supply. Trauma, invasive operative procedures, critical care illnesses, supportive care in cancer, military usage, and inherited blood disorders are just some of the drivers of the use of transfused blood. In war, hemorrhage from trauma is a leading cause of preventable death, accounting for an estimated 30% to40% of all fatalities. For example, in Operation Iraqi Freedom, due to a high rate of penetrating wound injuries, up to 8% of admissions required massive transfusions, defined as 10 units of blood or more in the first 24 hours. There is a clear need for a stable and safe source of blood products. However, blood shortages are common and exacerbated by the finite lifespan of blood. According to the Red Cross, pRBC units have a refrigerated life span of 42 days. However, many medical experts believe there is an increased risk of infection and transfusion reactions once stored blood ages beyond two weeks. Transfusion-related acute lung injury is the leading cause of non-hemolytic transfusion-related morbidity and mortality, with an incidence of 1 in 2,000-5,000 transfusions and a mortality rate of up to 10%. Fatal cases of transfusion-related acute lung injury have been most closely related to anti-HLA or anti-granulocyte antibodies found in a donor’s transfused blood. Other early transfusion reactions such as transfusion-associated dyspnea, fever and allergic reactions occur in 3% to 5% of all transfusions and can vary in severity depending on the patient’s condition. These are caused by cytokines, bioactive lipids, free hemoglobin, toxins, foreign antigens, certain drugs, and a number of other inflammatory mediators that accumulate in transfused blood products during storage. Leukoreduction can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents such as free hemoglobin and antibodies. Automated washing of pRBC is effective but is impractical due to the time, cost, and logistics of washing each unit of blood. The HemoDefend platform is a potentially superior alternative to purify blood transfusion products to these methods. CytoSorbents has also received grant and contract funding to develop the HemoDefend platform to enable both universal plasma and fresh whole blood transfusions through the reduction of anti-A and anti-B blood group antibodies. Today, plasma and whole blood products must be carefully blood-type matched to prevent potentially fatal hemolytic transfusion reactions in the recipient, caused by the accidental administration of mismatched blood products. The reduction of anti-A and anti-B antibodies could potentially reduce or eliminate this risk, allowing for a broader range of available donors and simplifying the transfusion process. The total addressable market for HemoDefend is more than $500 million for pRBCs alone. .

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

Chronic Kidney Failure

The National Kidney Foundation estimates that more than 20 million Americans have chronic kidney disease. Left untreated, chronic kidney disease can ultimately lead to chronic kidney failure, which requires a kidney transplant or chronic dialysis (generally three times per week) to sustain life. There are approximately 400,000 patients in the U.S. currently receiving chronic dialysis and more than 3.0 million worldwide. Approximately 66% of patients with chronic kidney disease are treated with hemodialysis. One of the problems with standard high-flux dialysis is the limited ability to remove certain mid-molecular weight toxins such as β2 -microglobulin. Over time, β2 -microglobulin can accumulate and cause amyloidosis in joints and elsewhere in the musculoskeletal system, leading to pain and disability. Our BetaSorb device has been designed to remove these mid-molecular weight toxins when used in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year.

Products

The polymer adsorbent technology used in our products can remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the adjunctive treatment and/or prevention of other critical care conditions such as acute respiratory distress syndrome, burn injury, trauma and pancreatitis; the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of post-operative complications of cardiopulmonary bypass surgery; the prevention of kidney injury from IV contrast; and the treatment of chronic kidney failure) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. In 2011, we completed our European Sepsis Trial of our CytoSorb device. The study was a randomized, open label, controlled clinical study in 14 sites in Germany of 100 critically ill patients with predominantly septic shock and respiratory failure. The trial successfully demonstrated the ability of CytoSorb to reduce levels of key cytokines from whole blood in treated patients, and that treatment was safe in these critically-ill patients with multiple organ failure. We completed the CytoSorb technical file review with our Notified Body and CytoSorb subsequently received EU regulatory approval under the CE Mark as an extracorporeal cytokine filter indicated for use in any clinical situation where cytokines are elevated. Given sufficient and timely financial resources, we intend to continue to commercialize in Europe and conduct additional clinical studies of our products. However, there can be no assurance that we will ever obtain regulatory approval for any other device, or that the CytoSorb device will be able to generate significant sales.

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

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 20% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. There are approximately 1.6 million new cases of sepsis in the U.S. each year; and based on estimates by the Global Sepsis Alliance, the worldwide incidence is estimated to be 30 million cases annually. The incidence of sepsis is also rising due to:

•	an aging population;

•	increased incidence of antibiotic resistance;

•	increase in co-morbid conditions like cancer and diabetes; and

•	increased use of indwelling medical devices that are susceptible to infection.

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

The ability of CytoSorb to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. CytoSorb use has been considered safe and well-tolerated in more than 35,000 human treatments to date.

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

Projected Timeline: In 2011, the CytoSorb filter received EU regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. Our manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We are currently manufacturing our CytoSorb device for commercial sale in the EU. We are currently selling CytoSorb in Germany, Austria, and Switzerland with a direct sales force. Based on its CE Mark approval, CytoSorb can also be sold throughout all 28 countries of the EU and countries outside the EU that will accept European regulatory approval with registration. Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 45 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the EU, CytoSorb is actively being commercialized in Turkey, India, Australia, New Zealand, Russia, South Africa, Serbia, Norway, Vietnam, Chile, Iceland, Iran, Panama and Saudi Arabia. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, we intend to continue our commercialization plans for our product worldwide as well as to pursue U.S. clinical trials to seek FDA regulatory approval for CytoSorb in the U.S. by 2020.

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

Projected Timeline: The EU CE Mark approval for CytoSorb as an extracorporeal cytokine filter and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or SIRS plays a prominent role in disease pathology. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. Currently, we have more than 60 investigator initiated or company-sponsored studies being planned, enrolling, or completed. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb hemoperfusion in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by us, through grants, or through third-parties. Commencement of these and other formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA IDE approval of the respective human trial protocols.

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

Projected Timeline: We commissioned the University of Pittsburgh to conduct a study to characterize the production of cytokines as a function of the surgical timeline for cardiopulmonary bypass surgery. An observational study of 32 patients was completed, and information was obtained with respect to the onset and duration of cytokine release. Cardiac surgeons, cardiac perfusionists, and cardiothoracic ICU intensivists in Germany, Austria, and other countries have now used CytoSorb successfully intra-operatively and post-operatively in more than 8,000 treatments in cardiac surgery patients. This application is also the subject of many planned and enrolling investigator-initiated studies in Germany and Austria.

In February 2015, the FDA approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represents the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

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

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent DSMB found no serious device related adverse events with the CytoSorb device, achieving the primary safety endpoint of the trial. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication.

In December 2017, the FDA approved our IDE application for our REFRESH 2 study. The REFRESH 2 study is a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for the use of CytoSorb in cardiac surgery, which we are planning to pursue via the premarket approval (PMA) pathway. The IDE approval allows us to aggressively move forward with our clinical trial sites to complete the final steps prior to the official start of the study. The REFRESH 2 pivotal study will assess the effectiveness of intraoperative CytoSorb blood treatment on postoperative acute kidney injury (AKI), the primary endpoint of the study and one of the most common adverse events in patients undergoing complex cardiac surgery. The REFRESH 2 trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  The trial will enroll up to 400 patients at increased risk of cardiovascular surgery associated AKI, undergoing elective, non-emergent open heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. The Company has initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. The Company believes using sites that previously participated in REFRESH I will accelerate the process of site startup and launch of REFRESH 2. The Company is ramping the trial, and has begun screening patients at a key site involved in REFRESH 1 and is working to add additional centers experienced in the conduct of clinical trials in complex cardiac surgery. We anticipate that this study will take at least two years to complete, and could take longer if enrollment challenges and other factors causing delays are encountered.

APPLICATION : Prevention and treatment of organ dysfunction in brain-dead organ donors to increase the number and quality of viable organs harvested from donors

Potential Benefits: If CytoSorb is able to prevent or reduce high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb may be able to mitigate organ dysfunction and failure, which results from severe inflammation following brain-death. The primary goals for this application are:

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

The VetResQ Device (Animal Health Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis, Pancreatitis and Other Critical Illnesses in Animals

Potential Benefits and Rationale: In January 2017, the VetResQ device became commercially available for the United States veterinary market. VetResQ is a broad spectrum blood purification adsorber based upon similar underlying technology to CytoSorb and has been configured in 3 sizes (50, 150 and 300mL sized cartridges) to accommodate treatment of small, medium, and large animals such as cats, dogs, and high-value animals such as foals and horses. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps.  Like CytoSorb, VetResQ is designed to help treat (via hemoadsorption of cytokines, bacterial toxins and other inflammatory mediators) deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, toxin-mediated diseases, pancreatitis, trauma, liver failure, drug intoxication, and lung injury. Critical illness in animals is similar to that in humans. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is available in the U.S. only for veterinary animal usage and is not for human use.

Projected Timeline : VetResQ is now available for commercial purchase for animal health applications in the United States. The FDA was notified of the launch in 2016 and we have provided the FDA with the related instructions for use and a marketing brochure.

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

Projected Timeline : CytoSorb-XL is in advanced pre-clinical development as a potential next generation polymer to CytoSorb. It is expected to follow a similar path to E.U. approval as CytoSorb, expected within 4-5 years.

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

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the NHLBI, a division of the National Institute of Health, under a Phase I and more recently, an awarded $1.5M Phase II SBIR contract. Under the Phase II program, we expect to advance the in-line filter to human testing, expected in the next 12 months. We seek to out-license this technology to a strategic partner in the transfusion medicine space, but may elect to continue our development in parallel with out-licensing efforts.

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

Background and Rationale: Our BetaSorb device is intended for use on patients suffering from chronic kidney failure who rely on long-term dialysis therapy to sustain life. Due to the widely recognized inability of dialysis to remove larger proteins from blood, metabolic waste products, such as beta2 -microglobulin , accumulate to toxic levels and are deposited in the joints and tissues of patients. Specific toxins known to accumulate in these patients have been linked to their severe health complications, increased healthcare costs, and reduced quality of life.

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

The poor health experienced by beta2 -microglobulin patients is illustrated by the fact that in the U.S. alone, more than $33 billion is spent annually caring for this patient population. according to the United States Renal Data System, at a cost of approximately $88,000 per patient annually.

Projected Timeline: We have collected a significant amount of empirical data for the development of this application. As the developer of this technology, we had to undertake extensive research, as no comparable technology was available for reference purposes. We have completed four human pilot studies, including a clinical pilot of six patients in California for up to 24 weeks in which our BetaSorb device removed the targeted toxin, beta 2 -microglobulin, as expected. In total, we have sponsored clinical studies utilizing our BetaSorb device on 20 patients involving approximately 345 total treatments. Each study was conducted by a clinic or hospital personnel with us providing technical assistance as requested.

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

Commercial and Research Partners

Biocon Ltd

In September 2013, we entered into a distribution agreement with Biocon Ltd.,(“Biocon”), India’s largest biopharmaceuticals company, under which Biocon was granted exclusive commercialization rights to the CytoSorb therapy in India and select emerging markets, initially focused on sepsis. Biocon committed to annual minimum purchases to maintain exclusivity. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the expanded partnership, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity this territory and the term of the distribution agreement was extended to December 2022.

Fresenius Medical Care AG

 In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the agreement reflecting the terms of the partnership, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. In May 2016, Fresenius launched the product in the six countries for which it was granted exclusive distribution rights. In January 2017, the Fresenius partnership was expanded pursuant to a revised three year agreement. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. At the same time, we entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the co-marketing agreement, CytoSorbents and Fresenius agreed to jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius sells all ancillary products to their customers. Fresenius further agreed to provide written endorsements of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in five initial countries in 2017 and is continuing, with implementation of the co-marketing program in additional countries planned for the future.

Terumo Cardiovascular Group

In September 2016, we entered into a multi-country strategic partnership with Terumo Cardiovascular Group (“Terumo”) to commercialize CytoSorb for cardiac surgery applications. Under the terms of the agreement, Terumo has exclusive rights to distribute the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery in France, Sweden, Denmark, Norway, Finland and Iceland. Terumo launched CytoSorb in its six exclusive countries in December 2016.

Dr. Reddy’s

In March 2017, we entered into a partnership with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) for the South African market. Under the terms of the agreement, Dr. Reddy’s has the exclusive right to distribute CytoSorb for intensive care, cardiac surgery, and other hospital applications in South Africa. This is a multi-year agreement and is subject to annual minimum purchases of CytoSorb to maintain exclusivity.

University of Pittsburgh Medical Center

Two government research grants by the National Institutes of Health (“NIH”) and the U.S. Department of Health and Human Services were awarded to investigators at the University of Pittsburgh to explore the use of adsorbent polymers in the treatment of sepsis and organ transplant preservation. Under “Sub Award Agreements” with the University of Pittsburgh, we developed polymers for use in these studies.

A grant of $1 million was awarded to the University of Pittsburgh Medical Center in 2003. The project sought to improve the quantity and viability of organs donated for transplant by using CytoSorb to detoxify the donor’s blood. The observational and dosing phases of the study, involving 30 viable donors and eight non-viable donors, respectively, have been completed. The next phase of this study, the treatment phase, was planned to involve viable donors. However, we are not currently focusing our efforts on the commercialization of CytoSorb for application in organ donors.

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

Researchers at UPMC have participated in nearly every major clinical study of potential sepsis intervention during the past twenty years. Drs. Derek Angus and John Kellum were investigators for Eli Lilly’s sepsis drug, Xigris®. Dr. Kellum, a member of the UPMC faculty since 1994, is the Chairman of our Severe Sepsis and Inflammatory Disease Advisory Board. Dr. Kellum’s research interests span various aspects of Critical Care Medicine, but center on critical care nephrology (including acid-base, and renal replacement therapy), sepsis and multiple organ failure, and clinical epidemiology. He is Professor and Vice Chair for Research in the Critical Care department, and Director of the Center for Critical Care Nephrology(“CRISMA”) at the University of Pittsburgh Medical Center, and has authored more than 400 publications and has received numerous research grants from foundations and industry.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, we granted Ms. Montiel a perpetual royalty equal to three percent of all gross revenues received by us from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. For the year ended December 31, 2017 we have recorded royalty costs of approximately $393,000.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2017 per the terms of the license agreement we have recorded royalty costs of approximately $655,000.

Following the expiration of the 18 year term of the Settlement Agreement, the patents and patent applications that are the subject of the Settlement Agreement should have expired under current patent laws, and the technology claimed in them will be available to the public. However, following such time, we would continue to exclusively own any confidential and proprietary know how.

Product Payment & Reimbursement

CytoSorb

Germany

Effective January 1, 2017, we achieved a permanent dedicated reimbursement code in Germany that will provide for specific and enhanced reimbursement for our CytoSorb device. We believe that this dedicated reimbursement code will provide our customers with a path to negotiate higher reimbursement that not only covers the cost of the device, but the procedural costs as well. Reimbursement can also be covered by the standard “diagnosis related group” (“DRG”) acute care reimbursement. Under this system, hospitals would purchase CytoSorb and subtract the cost from a pre-determined lump-sum payment made by the payor to the hospital based on the patient’s diagnosis.

Europe (excluding Germany)

Payment for our CytoSorb device for the removal of cytokines in patients with life-threatening illnesses is country dependent in Europe. We are pursuing reimbursement of CytoSorb in other major territories, with our partners, such as France, England, Italy and Spain, representing the other four economic leaders in Europe. There can be no assurances that reimbursement will be granted or that additional clinical data may not be required to establish reimbursement.

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

CytoSorb is not yet approved in the U.S., and we have not fully accessed the potential for reimbursement for the device. Payment for our CytoSorb device in the U.S. for the treatment and prevention of sepsis and other related acute care applications is anticipated to fall under the DRG prospective repayment system, which is currently the predominant inpatient hospital reimbursement methodology in the U.S. Under this system, hospital reimbursement is generally based upon pre-determined amounts payable for specific diagnoses (e.g. septic shock with respiratory failure), regardless of the number of services provided during the patient’s stay. If CytoSorb can improve outcomes and reduce the costs of ICU treatment and hospital length of stay, it could potentially save hospitals a significant amount of money.

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

Development of most other experimental therapies has been discontinued, including Eritoran from Eisai, CytoFab from BTG/Astra Zeneca, Talactoferrin from Agennix, and others. There are few therapies in current late-stage development. In April 2015, Leading Biosciences began a 260 patient randomized, controlled Phase 2 clinical SSAIL trial in septic shock patients using its investigational orally administered drug, LB1148, also known as tranexemic acid. Tranexemic acid is a serine protease inhibitor, designed to inhibit digestive enzymes and preserve and promote healing of the intestine’s mucosal barrier, with the goal of preventing the escape of potent digestive enzymes into the blood, which could exacerbate sepsis. Leading Biosciences expected completion of the trial in December 2016, but according to clinicaltrials.gov, discontinued the study due to low enrollment.

Currently, there are two late stage trials ongoing. In November 2012, an 800 patient Phase III randomized controlled study began for Recomodulin (ART 123, Artisan/Asahi Kasei), a recombinant human thrombomodulin, for the treatment of septic patients with coagulopathy. In mid-2013, following an interim analysis of safety data, the DSMB recommended that the trial continue. The primary completion date of the trial was expected to be March 2015, however, based on a January 2018 clinicaltrials.gov update, the trial is still enrolling patients and is expected complete in July 2019. Recomodulin has been approved in Japan since 2009 for the treatment of disseminated intravascular coagulation, a late complication of sepsis, at a cost of $5,800 per treatment. Although it has other activity, it works primarily by a similar anticoagulant mechanism to Xigris. Because of this, it has only demonstrated a limited mortality benefit, in earlier studies (~9%: 34.6% control vs 26% treatment), similar to that seen in Xigris’ initial PROWESS Trial (~6%: 31% control vs 25% treatment) and is unlikely to have greater benefit in larger scale studies. However, if this product is successful, it would represent a competitive, although potentially complementary, therapeutic approach to CytoSorb.

Atox Bio is a development stage company in clinical studies with peptide therapeutics that are designed to prevent superactivation of the immune response by certain toxins such as toxic shock syndrome toxin. It is currently focused on necrotizing soft tissue infections. The investigational peptide, AB103 or Reltecimod, is being evaluated in the ACCUTE Trial, a Phase 3 randomized controlled trial in 40 investigative sites in the U.S in 290 patients with necrotizing soft tissue infections. Primary outcomes include 28-day survival, amputation, and reduction in the modified sequential organ failure assessment score. According to clinicaltrials.gov, the estimated study completion date is March 2019. If this product is successful, it would represent a competitive, although potentially complementary, therapeutic approach to CytoSorb.

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

Each of the following technologies claims to remove inflammatory mediators such as cytokines, or to treat sepsis, and represents a potential competitive alternative to CytoSorb. Toray markets its Hemofeel CH1.0 polymethylmethacrylate membrane (“PMMA”) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis. We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis. Without such studies, it is difficult to assess the true impact of this technology in these conditions. Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood. Gambro also launched the oXiris dialyzer, based upon the AN60 CRRT membrane, to bind endotoxin. To our knowledge, neither are specifically approved for the treatment of sepsis. In September 2013, Baxter International, Inc. acquired Gambro AB. In September 2017, Baxter re-launched the oXiris membrane-based hemofilter for use in continuous renal replacement therapy as a strategy to treat acute kidney injury while reducing cytokines and endotoxin. The filter itself has not changed. In addition, Baxter also launched the Theranova mid-molecular weight cutoff or high retention onset (HRO) hemodialysis membrane to improve the efficiency of hemodialysis, claiming improved mid-molecular weight substance removal. Neither oXiris nor Theranova are approved in the U.S. Fresenius had launched a high molecular weight cut off filter in response to SepteX called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L, acquired by Medtronic in February 2016, also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood. This system is similar to the I.M.P.A.C.T. System being currently commercialized outside of the U.S. by Hemolife Medical Inc. that requires a three-cartridge system and a proprietary blood pump. According to Hemolife, the product is in product registration in 32 countries with initial shipments to the EU and Asia Pacific in process. We believe that CytoSorb, which can treat whole blood directly, and which works with standard hemodialysis pumps already found in hospitals worldwide, has significant competitive advantages compared to these multi-cartridge sorbent systems.

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta 2 –microglobulin during hemodialysis in Japan. Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009. Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka obtained U.S. humanitarian device exemption for Lixelle in March 2015, but is restricted to treating amyloidosis in chronic dialysis patients. Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems. In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then. Jafron Biomedical is an integrated dialysis public company in China selling dialysis machines and hemodialysis and hemoperfusion cartridges containing a neutral microporous adsorption resin to purify blood of toxins in liver failure, critical illness, poisoning, and autoimmune diseases. Ube Industries, Ltd is currently developing an adsorbent resin called CF-X for the removal of cytokines. To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients. CytoPherx Inc., has developed an extracorporeal system based on selective cytapheresis, or the inactivation or removal of activated leukocytes. It was enrolling a 344 patient pivotal trial that began in August 2011 and was expected to be completed by December 2014 in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. The status of the trial and the company is unknown. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyurethane beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and has started a human trial in Germany in the future. In addition, it has partnered with BioBridge Global to apply its technology to pathogen reduction in transfused blood products. Seraph was recently designated by FDA for inclusion into the Expedited Access Pathway (EAP) Program for the specific application of removing drug resistant pathogens from whole blood. Other potential competitors include the now defunct Arbios Systems, Inc. and Hemocleanse Technologies, LLC. We believe our CytoSorb cartridge has significant competitive, technological, and/or economic advantages over systems by these other companies.

Acute Respiratory Distress Syndrome

Treatment of ARDS is predominantly supportive care using supplemental oxygen, careful fluid management, multiple modes of ventilation incorporating the concepts of low tidal volume, high frequency oscillation, and prone ventilation, and extracorporeal membrane oxygenation (“ECMO”). Corticosteroids, nitric oxide, statins, non-steroidal anti-inflammatory drugs, and surfactant therapy have been tried, but are not indicated for the treatment of ARDS. We are not aware of any specific products approved to treat ARDS.

Severe Burn Injury

Modern management of severe burn injury patients involves a combination of therapies. From a burn standpoint, patients undergo active escharotomy and debridement of burns, the use of skin grafts and substitutes, anti-microbial dressings and negative pressure dressings. Tight fluid control, nutrition, prevention of hypothermia and infection are also priorities. Smoke and chemical inhalation injury in burn victims is also common and increasing as a cause of death in severe burn injury. Carbon monoxide and cyanide poisoning is also an issue. Supplemental oxygen, mechanical ventilation, and ECMO are often required and are the mainstay of supportive care treatment. Recently continuous renal replacement therapy has been used to treat patients with acute kidney injury with an improvement in survival compared to a historical control cohort. We believe CytoSorb therapy may yield improved results. We are not aware of any specific products approved to directly address inhalational lung injury or multiple organ failure in severe burn injury.

Trauma

Trauma management initially involves respiratory, hemodynamic and physical stabilization of the patient. However, in the days to weeks that ensue, the focus shifts to preventing or treating organ failure and preventing or treating infection. We are not aware of any specific therapies to prevent or treat multiple organ dysfunction or multiple organ failure in trauma. Rhabdomyolysis, or the breakdown of muscle fibers due to crush injury or other means, occurs in trauma and can lead to acute kidney injury or renal failure. Aggressive hydration, urine alkalinization, and forced diuresis are the main therapies to prevent renal injury. Continuous hemodiafiltration with super-high-flux membranes has demonstrated modest myoglobin clearance but was associated with albumin loss. In general, however, most extracorporeal therapies are not well-suited to remove myoglobin. CytoSorb reduces myoglobin, and other polymers under development, reduces myoglobin, some without significant losses of albumin.

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

Chronic Dialysis

Although standard dialysis treatment effectively removes urea and creatinine from the blood stream (which are normally filtered by functioning kidneys), standard dialysis has not been effective in removing beta2 -microglobulin toxins from the blood of patients suffering from chronic kidney failure. High flux dialyzers by Gambro, Fresenius, Nephros and others are capable of removing some beta2 -microglobulin. However, we believe our technology would significantly improve clearance of this and other toxins. Kaneka markets Lixelle™, a cellulosic resin, outside the US to remove beta2 -microglobulin in dialysis patients. In March 2015, Lixelle received Humanitarian Device Exemption (“HDE”) approval in the U.S. for the treatment of beta-amyloidosis and removal of beta-microglobulin, a complication of chronic dialysis. HDE approval applies to the treatment of diseases with an incidence of less than 8,000 cases a year in the U.S. annually. We know of no other device, medication or therapy considered directly competitive with our technology.

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

Sepsis

In 2011, the CytoSorb filter received EU regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. As part of the CE Mark process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically ill population to support the CE mark and published in PLOS ONE. In the European Sepsis Trial, the treatment was well-tolerated with no serious device related adverse events reported. The trial also demonstrated the ability of CytoSorb to reduce cytokines from the blood of septic patients such as IL-6. The trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality.

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

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent DSMB found no serious device related adverse events with the CytoSorb device, achieving the primary safety endpoint of the trial. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication.

In December 2017, the FDA approved our IDE application for our REFRESH 2 study. The REFRESH 2 study is a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for the use of CytoSorb in cardiac surgery, which we are planning to pursue via the premarket approval (PMA) pathway. The IDE approval allows us to aggressively move forward with our clinical trial sites to complete the final steps prior to the official start of the study. The REFRESH 2 pivotal study will assess the effectiveness of intraoperative CytoSorb blood treatment on postoperative acute kidney injury (AKI), the primary endpoint of the study and one of the most common adverse events in patients undergoing complex cardiac surgery. The REFRESH 2 trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  The trial will enroll up to 400 patients at increased risk of cardiovascular surgery associated AKI, undergoing elective, non-emergent open heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. The Company has initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. The Company believes using sites that previously participated in REFRESH I will accelerate the process of site startup and launch of REFRESH 2. The Company is ramping the trial, and has begun screening patients at a key site involved in REFRESH I and is working to add additional centers experienced in the conduct of clinical trials in complex cardiac surgery. We anticipate that this study will take at least two years to complete, and could take longer if enrollment challenges and other factors causing delays are encountered.

Other Critical Care Applications

There are currently more than 60 ongoing investigator initiated studies being planned, enrolling or completed our commercialized territories. These trials, which are funded and supported by renowned university hospitals and key opinion leaders, will provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, burn injury, pancreatitis, liver failure, acute kidney injury, acute respiratory distress syndrome, and many other indications, and will be integral to helping us determine the ultimate course of our U.S. clinical trial pathway in critical care.

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

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of December 31, 2017, we received approximately $3,825,000 in funding under this contract and no funding remains.

In September 2012, we were awarded a Phase II SBIR contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In June 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of December 31, 2017, we received approximately $1,246,000 in funding under this contract. Our performance under this contract has been completed.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of December 31, 2017, we received approximately $1,153,000 and have approximately $369,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of December 31, 2017, we received approximately $150,000 and no funding remains under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of December 31, 2017, we received approximately $150,000 and no funding remaining under this contract.

In July 2016, we were awarded a Phase I Small Business Innovation Research (“SBIR”) contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of December 31, 2017, we received approximately $150,000 and no funding remains under this contract.

In January 2017, the Company was awarded a Phase II contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provides for maximum funding of $999,996 over two years. This program is funded by the Chemical and Biological Defense (“CBD”) SBIR program. As of December 31, 2017, we received approximately $360,000 in funding under this contract and have approximately $640,000 remaining under this contract.

In May 2017, the Company was awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We will collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of December 31, 2017, we received approximately $280,000 and have approximately $719,000 remaining under this contract.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of December 31, 2017, we received approximately $71,000 and have approximately $648,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of $999,871. As of December 31, 2017, no funding had been received under this contract.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives. The fourth quarter of 2012 was the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb is now available, and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. From the beginning of the controlled market release in the fourth quarter of 2011 through the end of December 31, 2017, we achieved cumulative sales of CytoSorb of approximately $29,777,000. During this time period, the CytoSorb device represented substantially all of our product sales. At the end of 2017, we had hundreds of KOLs worldwide who are either using CytoSorb or supporting its use in clinical practice and/or in clinical studies. These relationships with KOLs were an essential step in our initial goal of driving usage, adoption and reorders of CytoSorb as they facilitate ordering and reimbursement within the hospital, have a strong influential role within their department and amongst their peers and colleagues outside the hospital, and have the ability to conduct studies and generate data, papers and conference presentations that could drive awareness and demand.

We are approved to sell CytoSorb in all 28 countries in the EU, including Germany, United Kingdom, Italy, France and Spain, and currently have either direct sales or distributor or strategic partnership in 45 countries worldwide. We plan to expand to other countries in the EU, and with registration, other countries outside the EU that will accept CE Mark approval with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships.

In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In April 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In August 2014, we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation, which was subsequently terminated by us in March 2015 due to the complexity of Taiwanese FDA product registration. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.   In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama.

We have been expanding our strategic partnerships by number and scope. In September 2013, we entered into a strategic partnership with Biocon Ltd., India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the agreement, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity this territory. In addition, the term of the original agreement was extended to December 2022.

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. Fresenius launched the product in these six countries in May 2016. In January 2017, the Fresenius partnership was expanded. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. In addition, we have entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the agreement, CytoSorbents and Fresenius will jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius will sell all ancillary products to their customers. Fresenius will also provide a written endorsement of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in five initial countries in 2017 and is continuing, with implementation of the co-marketing program in additional countries planned for the future.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. The following table provides a geographic summary of revenues:

	2017	2016	2015
Product Sales:
United States	$-	$-	$-
Germany	7,993,954	4,985,049	2,353,998
All other countries	5,387,899	3,220,987	1,689,821
Grant and other income:
United States	1,768,901	1,321,807	735,863
Germany	–	–	11,934
Total Revenue	$15,150,754	$9,527,843	$4,791,616

In 2017, no agency, distributor or direct customer represented more than 10 percent of the Company’s total revenue. In 2016, one direct customer, HDZ Herz and Diabeteszentrum NRW, accounted for approximately 11 percent of total revenue. In 2015, one grant agency, DARPA, accounted for approximately 14 percent of revenue.

Orders received for product from both direct customers and distributors are fulfilled upon receipt. Accordingly, we have no significant sales backlog.

We maintain a small amount of property and equipment in Germany. These assets were approximately one percent of total assets for the years ending December 31, 2017, 2016 and 2015, respectively.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of February 28, 2018, our patent portfolio includes 15 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2020 and 2033, absent any patent term extensions. Management believes that any expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Product		Patent	Patent	Patent
Group	Description/Indications	Term	Expiration	Type

CytoSorb	Perfusion Device Combining Adsorbing Material and Hollow Fibers to Filter and Recombine Plasma	20 Years	4/17/2020	Standard
CytoSorb	Method of Peritoneal Dialysis	20 Years	4/27/2020	Standard
CytoSorb	Material and Method of Producing: Biocompatible Polymeric Adsorbents Using a One-Pot Process	20 Years	10/10/2020	Standard
CytoSorb	Protective clothing	20 Years	1/15/2021	Standard
CytoSorb	Method of Introducing Fluids into a Patient’s Body	20 Years	2/17/2021	Standard
CytoSorb	Devices, systems, and methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood	20 Years	4/10/2021	Standard
CytoSorb	Method of Producing Devices	20 Years	4/25/2021	Standard
CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Coated Polymer and Related Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Polymer Systems And Related Devices	20 Years	7/6/2023	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/30/2031	Standard

In addition to the above, we have received notice from the U.S. Patent Office that two of our patent applications have been allowed and we are awaiting the issuance of the formal patent number.

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

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $125,000 for the year ended December 31, 2017.

Employees

As of February 1, 2018, we had 84 full-time employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements.

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

We have experienced substantial operating losses since inception. As of December 31, 2017, we had an accumulated deficit of approximately $152,313,000, which included net losses of approximately $8,461,000, $11,763,000, and $9,477,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of December 31, 2017, we had current assets of approximately $20,739,000, including cash on hand of approximately $17,322,000 and current liabilities of approximately $7,848,000. For the year ended December 31, 2017, our cash burn was approximately $6.6 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We will require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including:

•	rate of sales growth and adoption of our products in the marketplace;

•	product gross margin;

•	continued progress and cost of our research and development programs;

•	progress with pre-clinical studies and clinical studies;

•	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;

•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels;

•	market acceptance and reimbursement of our products; and

•	cost for training physicians and other health care personnel.

We have an effective shelf registration statement with the SEC which enables us to raise up to $100 million in equity financing. We entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. in November 2015 for the offer and sale of up to an aggregate of $25,000,000 of shares of our common stock. During 2017, we sold a total of 550,000 shares of our common stock at an average price of $6.31 per share, under the terms of the Sales Agreement, generating net proceeds of approximately $3.4 million. From January 1, 2018 through March 7, 2018 we sold an additional 465,112 shares of our common stock at an average price of $7.91 per share, generating net proceeds of approximately $3.57 million.

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

As of February 12, 2018, we have 84 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even with CE Mark approval for our CytoSorb device as a cytokine filter, our products and product candidates may not achieve market acceptance in the countries that recognize and accept the CE Mark. Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE Mark. There is no guarantee that we will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;

•	the establishment and demonstration of the advantages, safety and efficacy of our polymer technology;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	competition;

•	our ability to attract corporate partners, including medical device companies, to assist in commercializing our products; and

•	our ability to effectively market our products.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, certain of our existing patents expire between 2020 and 2033. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Certain of our patents expire between 2020 to 2033. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

For the year ended December 31, 2017, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

Our products are subject to export control and import laws, tariffs, and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws, tariffs, and regulations. If we fail to comply with these laws, tariffs, and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or changes in applicable export or import laws, tariffs, and regulations may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws, tariffs, and regulations, or change in the countries, governments, persons, products, or technologies targeted by such laws, tariffs, and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to Nasdaq and our common stock began trading on Nasdaq on December 23, 2014 under the symbol “CTSO.” Our common stock closed as high as $7.05 and as low as $3.30 per share between January 1, 2017 and December 31, 2017 on Nasdaq. On February 28, 2018, the closing price of our common stock, as reported on Nasdaq, was $7.85. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 21,026,000 shares remain available for issuance as of December 31, 2017 and may be issued by us without stockholder approval.

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

We currently operate a facility near Princeton, New Jersey with approximately 15,745 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement which expires in May 2019. We expect to secure new, expanded facilities upon expiration of this lease. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities. Our monthly base rent as of September 2017 is approximately $28,200 and additionally we reimburse the landlord for monthly operating expenses of approximately $21,000.

We also operate a facility in Berlin, Germany housing our sales and administrative offices and warehouse space. We entered into a lease for this office on September 1, 2016. The lease expires on August 31, 2021. We rent this space for $7,139 per month.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by Nasdaq.

	High	Low

2016
First quarter	$5.87	$3.11
Second quarter	$4.99	$3.87
Third quarter	$6.66	$4.49
Fourth quarter	$6.90	$4.45

2017
First quarter	$6.70	$4.35
Second quarter	$5.29	$3.30
Third quarter	$6.30	$4.25
Fourth quarter	$7.05	$5.80

Approximate Number of Equity Security Holders

As of February 15, 2018, there were approximately 6,600 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

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

Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,956,710	$5.260	3,458,381
Equity compensation plans not approved by security holders	1,621,828	$3.895	162,892
Total	3,578,538	$4.641	3,621,273

Stock Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2012 in each of CytoSorbents Corporation common stock, the Russell 2000 Index and the Nasdaq Biotech Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 st of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

CytoSorbents Corporation vs. Russell 2000 Index and Nasdaq Biotech Index

Comparison of 5 Year Total Cumulative Return

Value of a $100 Investment on December 31, 2012

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2017.

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

	Year Ended December 31,
	2017	2016 (As Adjusted)	2015 (As Adjusted)	2014 (As Adjusted)	2013
Revenue:
Sales	$13,381,853	$8,206,036	$4,043,819	$3,135,387	$821,787
Grant income	1,768,901	1,321,807	735,863	978,271	1,600,880
Other revenue	-	-	11,934	9,167	-
Total revenue	15,150,754	9,527,843	4,791,616	4,122,825	2,422,667
Cost of revenue	5,518,360	3,953,725	2,212,546	2,133,888	1,911,565
Gross margin	9,632,394	5,574,118	2,579,070	1,988,937	511,102
Operating expenses:
Research and development	4,049,436	4,783,491	3,871,069	2,431,759	1,738,938
Legal, financial and other consulting	1,339,493	1,184,788	1,089,145	896,847	908,644
Selling general and administrative	14,086,063	11,097,964	6,922,515	5,553,167	2,576,751
Total operating expenses	19,474,992	17,066,243	11,882,729	8,881,773	5,224,333
Loss from Operations	(9,842,598)	(11,492,125)	(9,303,659)	(6,892,836)	(4,713,231)
Other income (expense):
Interest income/(expense), net	(749,076)	(231,804)	(9,301)	(310,024)	(422,843)
Foreign currency transaction gain (loss)	1,454,136	(358,077)	(507,276)	(385,956	-
Total other income (expense), net	705,060	(589,881)	(497,975)	(695,980)	(422,843)
Loss before benefit from income taxes	(9,137,538)	(12,082,006)	(9,801,634)	(7,588,816)	(5,136,074)
Benefit from income taxes	676,739	318,550	324,606	385,642	458,279
Net loss	(8,460,799)	(11,763,456)	(9,477,028)	(7,203,174)	(4,677,795)
Dividends	335,731	-	-	9,266,673	2,395,520
Net loss available to common stockholders, basic and diluted	(8,796,530)	(11,763,456)	(9,477,208)	(16,469,847)	(7,073,315)
Weighted average common shares outstanding, basic and diluted	27,613,911	25,433,719	24,885,809	14,382,813	9,440,763
Net loss per share, basic and diluted	$(0.32)	$(0.46)	$(0.38)	$(1.15)	$(0.75)

	As of December 31,
	2017	2016 (As Adjusted)	2015 (As Adjusted)	2014 (As Adjusted)	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,321,862	$5,245,178	$5,316,851	$3,605,280	$2,183,030
Short term investments	-	-	2,192,000	1,944,547	-
Working capital	12,281,009	3,550,353	8,452,677	6,082,982	422,035
Total assets	24,103,307	9,693,844	11,254,366	8,468,625	4,045,735
Preferred stock	-	-	-	-	15,246,350
Accumulated deficit	(152,312,636)	(143,516,106)	(131,752,650)	(122,275,622)	(105,805,775)
Total stockholders' equity(deficit)	10,262,835	1,337,459	9,846,715	6,944,601	(14,265,547)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2017, 2016 and 2015 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in hospitalized patients around the world. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 15 issued and 2 allowed but not yet issued U.S. patents, multiple issued foreign patents and multiple applications pending both in the U.S. and internationally. Our intellectual property consist of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from two to 15 years.

In March 2011, we received EU regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, ECMO, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications including multiple organ failure.

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

In addition to CE Mark approval, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale and for additional clinical studies. We also established a dedicated reimbursement path for CytoSorb in Germany and a reimbursement for CytoSorb in Austria.

From September 2011 through June 2012, we began a controlled market release of CytoSorb in select geographic territories in Germany with the primary goal of preparing for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2017, we had hundreds of KOLs in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017, we further expanded our direct sales efforts into Belgium and Luxemburg.

As of February 15, 2018, our European sales, marketing and clinical support team includes 18 direct sales people, one contract sales person and 13 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama.

We have been working to expand the number and scope of our strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon Ltd., India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the agreement, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity this territory. In addition, the term of the original agreement was extended to December 2022.

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. Fresenius launched the product in these six countries in May 2016. In January 2017, the Fresenius partnership was expanded. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. In addition, we have entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the agreement, CytoSorbents and Fresenius will jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius will sell all ancillary products to their customers. Fresenius will also provide a written endorsement of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in five initial countries in 2017 and is continuing, with implementation of the co-marketing program in additional countries planned for the future.

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

In addition, we now have more than 60 investigator-initiated studies planned, enrolling or completed in Germany, Austria, Switzerland, the Netherlands, Hungary, the United Kingdom, India, and the U.S. Approximately 20 of these studies are currently enrolling patients. Others have been completed. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They have provided and will continue to provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

In February 2015, the FDA approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represented the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

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

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the DSMB found no serious device related adverse events with the CytoSorb device, achieving the primary safety endpoint of the trial. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement , and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication.

In December 2017, the FDA approved our IDE application for our REFRESH 2 study. The REFRESH 2 study is a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for the use of CytoSorb in cardiac surgery, which we are planning to pursue via the premarket approval (PMA) pathway. The IDE approval allows us to aggressively move forward with our clinical trial sites to complete the final steps prior to the official start of the study. The REFRESH 2 pivotal study will assess the effectiveness of intraoperative CytoSorb blood treatment on postoperative acute kidney injury (AKI), the primary endpoint of the study and one of the most common adverse events in patients undergoing complex cardiac surgery. The REFRESH 2 trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  The trial will enroll up to 400 patients at increased risk of cardiovascular surgery associated AKI, undergoing elective, non-emergent open heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. The Company has initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. The Company believes using sites that previously participated in REFRESH I will accelerate the process of site startup and launch of REFRESH 2. The Company is ramping the trial, and has begun screening patients at a key site involved in REFRESH I and is working to add additional centers experienced in the conduct of clinical trials in complex cardiac surgery. We anticipate that this study will take at least two years to complete, and could take longer if enrollment challenges and other factors causing delays are encountered.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal of HemoDefend is to reduce transfusion reactions and improve the safety of older blood.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as ☐ 2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, U.S. Special Operations Command, and others.

 In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of December 31, 2017, we have received approximately $3,825,000 in funding under this contract and no funding remains.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of December 31, 2017, we received approximately $1,153,000 and have approximately $369,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of December 31, 2017, we received approximately $150,000 and no funding remains under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of December 31, 2017, we received approximately $150,000 and no funding remaining under this contract.

In July 2016, we were awarded a Phase I Small Business Innovation Research (“SBIR”) contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of December 31, 2017, we received approximately $150,000 and no funding remains under this contract.

In January 2017, the Company was awarded a Phase II contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provides for maximum funding of $999,996 over two years. This program is funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of December 31, 2017, we received approximately $360,000 in funding under this contract and have approximately $640,000 remaining under this contract.

In May 2017, the Company was awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. CytoSorbents will collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of December 31, 2017, we received approximately $280,000 and have approximately $719,000 remaining under this contract.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of December 31, 2017, we received approximately $71,000 and have approximately $648,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of $999,871. As of December 31, 2017, no funding has yet been received under this contract.

Results of Operations

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception of operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the year ended December 31, 2017 and 2016

Revenues:

For the year ended December 31, 2017, we generated total revenue, which includes product revenue and grant income, of approximately $15,151,000 as compared to revenues of approximately $9,528,000 for the year ended December 31, 2016, an increase of approximately $5,623,000, or 59%. Revenue from product sales was approximately $13,382,000 for the year ended December 31, 2017, as compared to approximately $8,206,000 in the year ended December 31, 2016, an increase of approximately $5,176,000 or 63%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales.

Grant income increased by approximately $447,000, or 34%, to approximately $1,769,000 in 2017 from $1,322,000 in 2016 as a result of revenue received from new grants awarded during 2017.

Cost of Revenue:

For the years ended December 31, 2017 and 2016, cost of revenue was approximately $5,518,000 and $3,954,000, respectively, an increase of approximately $1,564,000, or 40%. This increase is related to an increase in product cost of revenue of approximately $1,117,000 attributable to increased sales in 2017. Product gross margins were approximately 71% for the year ended December 31, 2017, as compared to approximately 67% for the year ended December 31, 2016 due to a reduction in our product costs and a change the mix of direct and distributor sales. Grant income related expenses increased by approximately $447,000 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to an increase in direct labor and other costs being deployed toward grant-funded activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Gross Profit:

Gross profit was approximately $9,632,000 for the year ended 2017, an increase of approximately $4,058,000 or 73%, over gross profit of $5,574,000 in 2016. This increase is entirely attributed to an increase in CytoSorb product sales during 2017.

Research and Development Expenses:

Our research and development costs were approximately $4,049,000 and $4,783,000 for the years ended December 31, 2017 and 2016, respectively, a decrease of approximately $734,000, or 15%. This decrease in research and development expenditures is related to an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $447,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs, and a decrease in costs related to our various clinical studies and trials of approximately $580,000. These decreases were offset by an increase in stock-based compensation of approximately $117,000, an increase in salaries related to non-clinical research and development activities of approximately $36,000 and an increase in supplies and other research and development expenses of approximately $140,000.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $1,339,000 and $1,185,000 for the years ended December 31, 2017 and 2016, respectively, an increase of approximately $154,000, or 13%. This increase was due to an increase in employment agency fees of approximately $123,000 related to the hiring of senior level personnel in 2017, an increase in legal fees of approximately $17,000 related to various corporate initiatives and an increase in accounting and consulting fees of approximately $14,000.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were approximately $14,086,000 and $11,098,000 for the years ended December 31, 2017 and 2016, respectively, an increase of approximately $2,988,000, or 27%. The increase in selling, general, and administrative expenses was due to an increase in non-cash stock compensation expense of approximately $825,000 primarily based upon achievement of the 2017 operating milestones, increases in salaries, commissions and related costs of approximately $834,000 due to headcount additions, an increase in royalty expenses of approximately $480,000 due to the increase in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $299,000, an increase in travel and entertainment costs and other expenses of approximately $213,000, an increase in occupancy cost of approximately $90,000 related to facility expansion, an increase in public relations expense of approximately $105,000, an increase in office supplies and related expenses of approximately $148,000 and other general and administrative cost increases of approximately $60,000. These increases were offset by a decrease in bad debt expense of approximately $66,000.

Interest Income (Expense), Net:

For the year ended December 31 2017, interest expense, net was approximately $749,000, as compared to interest expense, net of approximately $232,000 for the year ended December 31, 2016. This increase in net interest expense of approximately $517,000 is directly related to interest expense incurred and amortization of loan acquisition costs related to the Company’s financing facility with Bridge Bank on which $5,000,000 was drawn on June 30, 2016 and outstanding for the year ended December 31, 2017 and $5,000,000 was drawn on June 30, 2017 and was outstanding during the six months ended December 31, 2017.

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2017, the gain on foreign currency transactions was approximately $1,454,000, as compared to a loss on foreign currency transactions of approximately $358,000 for the year ended December 31, 2016. The 2017 gain is directly related to the increase in the exchange rate of the Euro at December 31, 2017, as compared to December 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.20 per Euro at December 31, 2017 as compared to $1.05 per Euro at December 31, 2016. The 2016 loss is directly related to the decrease in the exchange rate of the Euro at December 31, 2016, as compared to December 31, 2015. The exchange rate of the Euro to the U.S. dollar was $1.05 per Euro at December 31, 2016 as compared to $1.08 per Euro at December 31, 2015.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $677,000 and $319,000 for the years ended December 31, 2017 and 2016, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

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

Grant income increased by approximately $586,000 to approximately $1,322,000 in 2016 from $736,000 in 2015 as a result of revenue received from existing grants as well as revenue received from several new grants awarded during 2016.

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

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2016, the loss on foreign currency transactions was approximately $358,000, as compared to $507,000 for the year ended December 31, 2015, a decrease of approximately $149,000. This decrease is attributable to the rate of the decline in the exchange rate of the Euro for the year ended December 31, 2016 as compared to the year ended December 31, 2015. During the year ended December 31, 2016, the exchange rate of the Euro declined from $1.09 at the beginning of the year to $1.05 at December 31, 2016. During the year ended December 31, 2015, the exchange rate of the Euro declined from $1.22 at the beginning of the year to $1.09 at December 31, 2015.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $319,000 and $325,000 for the years ended December 31, 2016 and 2015, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

History of Operating Losses

We have experienced substantial operating losses since inception. As of December 31, 2017, we had an accumulated deficit of approximately $152,313,000, which included losses of approximately $8,461,000, $11,763,000 and $9,477,000 for years ended December 31, 2017, 2016 and 2015, respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, our legal, financial and consulting expenses, and selling, general and administrative expenses, which together were approximately $19,475,000, $17,066,000 and $11,883,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private and public placement of our debt and equity securities. At December 31, 2017, we had current assets of approximately $20,739,000 including cash on hand of approximately $17,322,000 and had current liabilities of approximately $7,848,000. In December 2017, we received approximately $677,000 in cash from the sale of our net operating losses to the State of New Jersey.

We believe that we have sufficient cash to fund our operations into 2019. We will need to raise additional capital to support our ongoing operations in the future. In addition, we will need to raise additional funds to support clinical trials in the U.S. and in Europe.

Loan and Security Agreement:

On June 30, 2016 (the “Closing Date”), the Company and its wholly-owned subsidiary CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016 and the proceeds from Term Loan B on June 30, 2017. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. The Term Loans are secured by substantially all of the assets of the Company, with the exception of any intellectual property. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 9.12% at December 31, 2017.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. On June 30, 2017, in connection with the closing of Term Loan B, the Company was required to pay expenses incurred by the Bank of $1,560. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $120,393, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the years ended December 31, 2017 and 2016, the Company recorded interest expense amounting to $29,971 and $14,855, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made; the Company is required to make monthly payments of interest only during the term of each Term Loan. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement, the Company is required to make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the years ended December 31, 2017 and 2016, the Company recorded interest expense of $52,083 and $15,625, respectively, related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Effective with the issuance of Term Loan B on June 30, 2017, the Company is required to meet a financial covenant which requires the Company to achieve consolidated trailing six month revenue from product sales equal to at least 75% of the projected revenue for such period in accordance with financial projections supplied to the Bank by the Company. The Company maintained compliance with the covenant during 2017.

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

Success Fee Letter:

In connection with the Loan and Security Agreement, the Borrower simultaneously entered into a Success Fee Letter (the “Letter”) with the Bank. Pursuant to the Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term Loans (the “Success Fee”) upon the first occurrence of any of the following events (each a “Liquidity Event”): (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being $8.00 (after giving effect to any stock splits or consolidations effected after the date hereof) or more for five successive business days. To date, no events have occurred that could cause the Success Fee to be paid.

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

Contractual Obligations

The following table summarizes our obligations with regard to our contractual obligations as of December 31, 2017, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes to financial statements included elsewhere in this Annual Report on Form 10-K.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$424,190	$312,390	$57,113	$–

Long-term debt	$4,000,000	$4,000,000	$2,000,000	$–

Effects of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2014, the FASB issued ASU 2015-14 which deferred the effective date by one year. Accordingly, the updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period beginning after December 31, 2016. In 2016, the FASB issued ASU’s 2016-08, 2016-10 and 2016-12, all of which relate to this same topic and have the same effective date. The Company has evaluated the impact of these ASU’s and has determined that the adoption of this updated guidance will result in the deferral of revenue for certain distributors and strategic partners due to volume pricing discounts in the contracts. Also, revenues will be deferred on certain grant contracts with government agencies in certain circumstances. The Company will also be required to capitalize costs incurred to obtain certain grant contracts and amortize these costs over the term of the related contract. Adoption of these ASU’s will require enhanced disclosures regarding contracts with customers including disaggregation of F-12 revenue, information about contract balances and performance obligations, significant judgments used in determining transaction price and assets recognized from costs to obtain a contract. These ASU’s were adopted effective January 1, 2018.

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

In July 2017, the FASB issued ASU 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt the provisions of this ASU as of September 30, 2017 and has restated its current and comparative financial statements within this filing accordingly. (See Note 3).

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

Off-Balance Sheet Arrangements

We currently operate a facility near Princeton, New Jersey with approximately 15,745 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement which expires in May 2019. We expect to secure additional square footage to support increased manufacturing capacity in the future. Our monthly base rent as of September 2017 is approximately $28,200 and additionally we reimburse the landlord for monthly operating expenses of approximately $21,000.

We also operate a facility in Berlin, Germany housing our sales and administrative offices and warehouse space. We entered into a lease for this office on September 1, 2016. The lease expires on August 31, 2021. We rent this space for $7,139 per month.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting procedures (as defined in Rule 13a-15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the financial statements of included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report is included with the financial statements included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Control Persons.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent registered public accounting firm are included herein:

2.	Financial Statement Schedules

Not applicable.

3.	List of Exhibits

Exhibit
No.	Description
3.1	First Amended and Restated Certificate of Incorporation, dated December 3, 2014 (incorporated by reference to Exhibit 3(i).4 to the Registrant’s Current Report on Form 8-K filed on December 4, 2014).

3.2	Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3(ii).1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2014).

4.1	Form of Convertible Note for sale of stock that occurred June 21, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2013).

4.2	Form of Warrant for sale of stock that occurred June 21, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 27, 2013).

4.3	Form of Convertible Note for sale of stock that occurred September 30, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

4.4	Form of Warrant for sale of stock that occurred September 30, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

4.5	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (Commission File Number 333-199762) filed on December 30, 2014).

10.1	Employment Agreement with Dr. Phillip P. Chan Effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2015).+

10.2	Employment Agreement with Vincent Capponi Effective as of January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2015).+

10.3	Employment Agreement with Kathleen P. Bloch Effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2015).+

10.4	Consulting Agreement with Dr. Robert Bartlett Effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2016).+

10.5	Lease Agreement between Princeton Corporate Plaza LLC and the Registrant dated as of March 9, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.6	Third Amendment to Lease Agreement between Princeton Corporate Plaza LLC and the Registrant dated as of December 12, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.7	Fourteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza, LLC, dated April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.8	Amended and Restated Fourteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza LLC, dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.9	Royalty Agreement between Guillermina Vega Montiel and the Registrant dated as of August 11, 2003 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.10	Stipulated Order and Settlement Agreement between Bro-Tech Corporation, Purolite International Ltd. And the Registrant, dated August 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 8, 2006).

10.11	Distribution Agreement between Biocon Limited and the Registrant dated as of September 20, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).†

10.12	First Amendment to the Distribution Agreement between Biocon Limited and the Registrant, dated October 30, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).†

10.13	Controlled Equity Offering Sales Agreement, dated November 4, 2015, by and among the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015).

10.14	CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2006).+

10.15	Amendment No. 1 to the CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8, filed on November 4, 2014).+

10.16	Amendment No. 1 to the CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8, filed on November 4, 2014).+

10.17	Loan and Security Agreement, dated as of June 30, 2016, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).

10.18	Success Fee Letter, dated as of June 30, 2016, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).

10.19	Underwriting Agreement, dated as of March 30, 2017, by and among CytoSorbents Corporation and Cowen and Company, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017).

21.1	List of Subsidiaries.*

23.1	Consent of WithumSmith+Brown, PC.*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

+	Management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit to this Annual Report.

†	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with Securities and Exchange Commission.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2018.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	President and Chief Executive Officer (Principal	March 8, 2018
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 8, 2018
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 8, 2018
Al Kraus

/s/ Alan D. Sobel	Director	March 8, 2018
Alan D. Sobel

/s/ Edward R. Jones	Director	March 8, 2018
Edward R. Jones

/s/Michael G. Bator	Director	March 8, 2018
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2017.

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

March 8, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cytosorbents Corporation:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cytosorbents Corporation (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Substantial Doubt Regarding Going Concern

As disclosed in Note 1 to the consolidated financial statements, the Company sustained net losses for the years ended December 31, 2017, 2016 and 2015 of approximately $8.5 million, $11.8 million and $9.5 million, respectively. Further, the Company believes it will have to raise additional capital to fund its planned operations for the twelve month period through March 2019. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Change in Accounting Principle – Early Adoption of Provisions in ASU 2017-11

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the classification of certain liability-classified financial instruments with down round features in 2017, 2016 and 2015, due to the adoption of Accounting Standards Update (“ASU”) 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815).

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WithumSmith+Brown, PC
WithumSmith+Brown, PC

We have served as the Company's auditor since 2004.

East Brunswick, New Jersey

March 8, 2018

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016 (As Adjusted Note 3)

ASSETS
Current Assets:
Cash and cash equivalents	$17,321,862	$5,245,178
Grants and accounts receivable, net of allowance for doubtful accounts of accounts of $72,698 and $65,414 at December 31, 2017 and 2016, respectively	2,205,859	1,433,468
Inventories	795,657	833,976
Prepaid expenses and other current assets	415,962	315,802

Total current assets	20,739,340	7,828,424

Property and equipment – net	1,402,782	569,409
Other assets	1,961,185	1,296,011

Total Assets	$24,103,307	$9,693,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,244,411	$1,330,072
Accrued expenses and other current liabilities	2,603,920	2,114,666
Current maturities of long-term debt	4,000,000	833,333

Total current liabilities	7,848,331	4,278,071

Long-term debt, net of current maturities and debt issuance costs	5,992,141	4,078,314

Total liabilities	13,840,472	8,356,385

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common Stock, Par Value $0.001, 50,000,000 shares authorized; 28,973,679 and 25,483,966 shares issued and outstanding at December 31, 2017 and 2016, respectively	28,974	25,484
Additional paid-in capital	162,907,482	143,929,397
Accumulated other comprehensive income	(360,985)	898,684
Accumulated deficit	(152,312,636)	(143,516,106)
Total stockholders’ equity	10,262,835	1,337,459
Total Liabilities and Stockholders' Equity	$24,103,307	$9,693,844

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year ended	Year ended
		December 31,	December 31,
	Year ended	2016	2015
	December 31,	(As Adjusted	(As Adjusted
	2017	Note 3)	Note 3)

Revenue:
Sales	$13,381,853	$8,206,036	$4,043,819
Grant income	1,768,901	1,321,807	735,863
Other revenue	—	—	11,934
Total revenue	15,150,754	9,527,843	4,791,616
Cost of revenue	5,518,360	3,953,725	2,212,546
Gross profit	9,632,394	5,574,118	2,579,070

Operating expenses:
Research and development	4,049,436	4,783,491	3,871,069
Legal, financial and other consulting	1,339,493	1,184,788	1,089,145
Selling, general and administrative	14,086,063	11,097,964	6,922,515
Total operating expenses	19,474,992	17,066,243	11,882,729

Loss from operations	(9,842,598)	(11,492,125)	(9,303,659)

Other income (expense):
Interest income (expense), net	(749,076)	(231,804)	9,301
Gain/(loss) on foreign currency transactions	1,454,136	(358,077)	(507,276)
Total other income (expense), net	705,060	(589,881)	(497,975)

Loss before benefit from income taxes	(9,137,538)	(12,082,006)	(9,801,634)
Benefit from income taxes	676,739	318,550	324,606
Net loss	(8,460,799)	(11,763,456)	(9,477,028)

Dividend, warrant exercise price adjustment	335,731	—	—

Net loss attributable to common shareholders	$(8,796,530)	$(11,763,456)	$(9,477,028)

Basic and diluted net loss per common share	$(0.32)	$(0.46)	$(0.38)

Weighted average number of shares of common stock outstanding	27,613,911	25,433,719	24,885,809
Comprehensive loss:
Net loss	$(8,460,799)	$(11,763,456)	$(9,477,028)

Other comprehensive income (loss):
Currency translation adjustment	(1,259,669)	314,367	356,616

Comprehensive loss	$(9,720,468)	$(11,449,089)	$(9,120,412)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

				Accumulated
				Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Par value	Capital	Income	Deficit	(Deficit)

Balance at December 31, 2014, as originally reported	23,304,640	$23,305	$128,106,297	$227,701	$(124,394,120)	$3,963,183
Adjustment (See Note 3)	—	—	862,920	—	2,118,498	2,981,418
Balance at December 31, 2014 (As Adjusted)	23,304,640	23,305	128,969,217	227,701	(122,275,622)	6,944,601
Stock based compensation - employees, consultants and director	—	—	382,284	—	—	382,284
Issuance of common stock - offerings, net of fees incurred	1,278,880	1,279	9,522,804	—	—	9,524,083
Proceeds from exercise of warrants	447,178	447	1,704,986	—	—	1,705,433

Cashless exercise of warrants	51,810	52	(52)	—	—	—
Cashless exercise of stock options	22,736	23	(23)	—	—	—
Proceeds from exercise of stock options	291,812	291	410,435	—	—	410,726

Other comprehensive income foreign translation adjustment	—	—	—	356,616	—	356,616
Net loss (As Adjusted Note 3)	—	—	—	—	(9,477,028)	(9,477,028)

Balance at December 31, 2015	25,397,056	25,397	140,989,651	584,317	(131,752,650)	9,846,715
Stock based compensation - employees, consultants and directors	—	—	2,631,734	—	—	2,631,734
Issuance of restricted stock units	26,665	27	125,032	—	—	125,059
Proceeds from exercise of warrants	20,000	20	64,980	—	—	65,000

Cashless exercise of warrants	4,045	4	(4)	—	—	—
Proceeds from exercise of stock options	36,200	36	118,004	—	—	118,040

Other comprehensive income foreign translation adjustment	—	—	—	314,367	—	314,367
Net loss (As Adjusted Note 3)	—	—	—	—	(11,763,456)	(11,763,456)
Balance at December 31, 2016	25,483,966	25,484	143,929,397	898,684	(143,516,106)	1,337,459

				Accumulated
				Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Par value	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2016	25,483,966	25,484	143,929,397	898,684	(143,516,106)	1,337,459
Stock based compensation - employees, consultants and directors	—	—	3,313,603	—	—	3,313,603
Issuance of common stock - offerings, net of fees incurred	3,105,555	3,106	13,676,624	—	—	13,679,730
Issuance of restricted stock options	41,390	41	207,567	—	—	207,608
Proceeds from exercise of warrants	192,001	192	852,812	—	—	853,004
Cashless exercise of warrants	1,516	2	(2)	—	—	—
Proceeds from exercise of stock options	145,848	146	591,753	—	—	591,899
Cashless exercise of stock options	3,403	3	(3)	—	—	—
Dividend, warrant exercise price adjustment	—	—	335,731	—	(335,731)	—
Other comprehensive income foreign translation adjustment	—	—	—	(1,259,669)	—	(1,259,669)
Net loss	—	—	—	—	(8,460,799)	(8,460,799)
Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended	Year ended
		December 31,	December 31,
	Year ended	2016	2015
	December 31,	(As Adjusted	(As Adjusted
	2017	Note 3)	Note 3)

Cash flows from operating activities:
Net loss	$(8,460,799)	$(11,763,456)	$(9,477,028)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	218,271	161,613	112,969
Bad debt expense	904	65,378	–
Foreign currency transaction losses	(1,454,136)	358,077	386,435
Stock-based compensation	3,313,603	2,756,793	382,284
Amortization of loan acquisition costs	82,054	30,480	–
Changes in operating assets and liabilities:
Grants and accounts receivable	(649,318)	(889,715)	131,970
Inventories	57,320	340,392	(671,348)
Prepaid expenses and other current assets	(76,981)	187,099	178,107
Other assets	(15,000)	(41,112)	(7,134)
Accounts payable and accrued expenses	523,377	2,063,484	(83,169)
Deferred revenue	–	–	(833)
Net cash used by operating activities	(6,460,705)	(6,730,967)	(9,047,747)

Cash flows from investing activities:
Purchases of property and equipment	(990,673)	(140,724)	(403,608)
Patent costs	(687,446)	(454,807)	(239,839)
Proceeds from sale of short-term investments	–	2,192,000	5,430,547
Purchases of short-term investments	–	–	(5,678,000)
Net cash provided/(used) by investing activities	(1,678,119)	1,596,469	(890,900)

Cash flows from financing activities:
Proceeds from long-term debt	5,000,000	5,000,000	–
Payment of loan acquisition costs	(1,560)	(118,833)	–
Equity contributions - net of fees incurred	13,679,730	–	9,524,083
Proceeds from exercise of stock options	591,899	118,040	410,726
Proceeds from exercise of warrants	853,004	65,000	1,705,433
Net cash provided by financing activities	20,123,073	5,064,207	11,640,242
Effect of exchange rates on cash	92,435	(1,382)	9,976

Net change in cash and cash equivalents	12,076,684	(71,673)	1,711,571

Cash and cash equivalents at beginning of year	5,245,178	5,316,851	3,605,280
Cash and cash equivalents at end of year	$17,321,862	$5,245,178	$5,316,851
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$634,608	$175,897	$–
Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$207,608	$–	$–
Costs paid from proceeds in conjunction with issuance of common stock	$–	$–	$1,019,207
Dividend, warrant exercise price adjustment	$335,731	$–	$–

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

As of December 31, 2017, the Company had an accumulated deficit of $152,312,636, which included net losses of $8,460,799 for the year ended December 31, 2017, $11,763,456 for the year ended December 31, 2016 and $9,477,028 for the year ended December 31, 2015. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. CytoSorbents’ ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its European Subsidiary, Cytosorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. CytoSorb, the Company’s flagship product, is approved in the EU and marketed in and distributed in forty-five countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, CytoSorb was “CE Marked” in the European Union (“EU”) allowing for commercial marketing.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 15 issued and 2 allowed but not yet issued U.S. patents and multiple applications pending both in the United States and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. Our patent portfolio includes 15 issued and 2 allowed but not yet issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2020 and 2033, absent any patent term extensions. Management believes that any expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $1,454,000, ($358,000) and ($507,000) for the years ended December 31, 2017, 2016 and 2015, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholder’s equity.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains both specific, where applicable, and general accruals for estimated bad debts which amounted to approximately $73,000 and $65,000 at December 31, 2017 and December 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2017 and December 31, 2016 the Company’s inventory was comprised of finished goods, which amounted to $151,872 and $307,483, respectively, work in process which amounted to $528,039 and $467,663, respectively and raw materials which amounted to $115,746 and $58,830, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $162,000, $173,000 and $282,000 in 2017, 2016 and 2015, respectively, and is included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. See Note 8 for the impact of the tax rate change on deferred tax assets and liabilities.

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2017 or 2016. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards to an industrial company.

CytoSorbents Europe GmbH and CytoSorbents Switzerland GmbH files an annual corporate tax return, a VAT return and a trade tax return in Germany and Switzerland, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted, the valuation of preferred shares issued as stock dividends, valuation methods used to determine the fair value of the warrant liability (in the event a re-measurement is required) and valuation methods used in determining any debt discount associated with the convertible securities.

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

 A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. The following table provides a geographic summary of revenues:

	2017	2016	2015

Product Sales:
Germany	$7,993,954	$4,985,049	$2,353,998
All other countries	5,387,899	3,220,987	1,689,821
Grant and other income:
United States	1,768,901	1,321,807	735,863
Germany	–	–	11,934
Total Revenue	$15,150,754	$9,527,843	$4,791,616

As of December 31, 2017, two distributors accounted for 28 percent of outstanding grants and accounts receivables. As of December 31, 2016, one distributor and one government agency accounted for approximately 22 percent of grants and accounts receivable. As of December 31, 2015, three distributors accounted for approximately 48 percent of outstanding grants and accounts receivable. For the year ended December 31, 2017, no agency, distributor or direct customer represented more than 10% of the Company’s total revenue. For the year ended December 31, 2016, one direct customer accounted for approximately 11 percent of total revenue. For the year ended December 31, 2015, approximately 14 percent of total revenue was from one U.S. government grant agency.

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

Effects of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2014, the FASB issued ASU 2015-14 which deferred the effective date by one year. Accordingly, the updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period beginning after December 31, 2016. In 2016, the FASB issued ASU’s 2016-08, 2016-10 and 2016-12, all of which relate to this same topic and have the same effective date. The Company has evaluated the impact of these ASU’s and has determined that the adoption of this updated guidance will result in the deferral of revenue for certain distributors and strategic partners due to volume pricing discounts in the contracts. Also, revenues will be deferred on certain grant contracts with government agencies in certain circumstances. The Company will also be required to capitalize costs incurred to obtain certain grant contracts and amortize these costs over the term of the related contract. Adoption of these ASU’s will require enhanced disclosures regarding contracts with customers including disaggregation of revenue, information about contract balances and performance obligations, significant judgments used in determining transaction price and assets recognized from costs to obtain a contract. These ASU’s were adopted effective January 1, 2018.

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

In July 2017, the FASB issued ASU 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt the provisions of this ASU as of September 30, 2017 and has restated its current and comparative financial statements within this filing accordingly. (See Note 3).

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in Cost of Revenue. Total freight costs amounted to approximately $257,000, $167,000 and $145,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

3. ADOPTION OF NEW ACCOUNTING STANDARD AND ADJUSTMENT

Effective September 30, 2017, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11, “Earning Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The provisions of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The fair value of a financial instrument with a down round feature is now required to be classified as a component of stockholders equity, as opposed to a liability as it was previously required to be reported. In addition, this recorded fair value of the financial instrument is no longer to be subsequently remeasured. When the down round feature of the financial instrument is triggered due to a change in the underlying strike price, the change in the fair value is now required to be treated as a dividend and as a reduction of income available to common stockholders in accordance with the guidance of ASC-260. Accordingly, the Company has adjusted its current and historical financial statements to properly reflect the provisions of this ASU as discussed below.

Prior accounting treatment In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of common stock. These warrants contain certain pricing provisions which apply if the Company sells or issues common stock or common stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances. In addition, these warrants may only be exercised with cash. Accordingly, the Company recognized a liability for these warrants based on their fair value as of the date of grant. The initial warrant liability recognized on the related warrants totaled $862,920. At each subsequent quarter end, the Company then remeasured the fair value of the warrants, and recorded the change in the warrant liability as a component of net income. In April 2017, the Company closed on an underwritten public offering. The price of this offering was $4.50 per share of common stock which is less than the exercise price of the warrants. Accordingly, the exercise price of the warrants has been reduced to $4.50 per warrant, and the warrant liability was adjusted based upon the change in the underlying exercise price. There was no change in the number of warrants which were repriced. (see Note 10).

Current accounting treatment. The warrant liability has been eliminated from the Company’s balance sheets for the years 2014, 2015, 2016, and 2017. As of January 1, 2015, the fair value of the warrant liability amounted to $2,981,418. Accordingly, the Company has adjusted its retained earnings and additional paid in capital as of January 1, 2015 by $2,118,498 and $862,920, respectively, in accordance with the provisions of this ASU. In addition, the Company has adjusted its net loss to (increase) decrease the net loss by $(175,418) and $1,345,290 for the years ended December 31, 2016 and 2015, respectively, for the effect of the change in the fair value of the warrant liability.

As a result of the repricing of the warrants which occurred in connection with the April 2017 equity offering, the Company additionally recorded a dividend of $335,731 during the year ended December 31, 2017.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2017	2016	Period

Furniture and fixtures	$469,329	$264,793	7 years
Equipment and computers	2,938,137	2,396,811	3 to 7 years
Leasehold improvements	850,744	570,678	Lesser of term of lease or estimated useful life
	4,258,210	3,232,282
Less accumulated depreciation and amortization	2,855,428	2,662,873
Property and Equipment, Net	$1,402,782	$569,409

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 amounted to $177,776, $126,112 and $87,396 respectively.

5. OTHER ASSETS:

Other assets consist of the following:

December 31,	2017	2016

Intangible assets, net	$1,838,052	$1,191,101
Security deposits	123,133	104,910
Total	$1,961,185	$1,296,011

Intangible assets, which are included as a component of other assets, consist of the following:

	2017			2016
	Gross	Accumulated		Gross	Accumulated
December 31,	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$2,081,222	243,170	1,838,052	$1,393,776	$202,675	$1,191,101

Amortization expense amounted to $40,495, $35,501 and $25,573 for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization expense for the next five years will be approximately $43,400 for the year ended December 31, 2018; approximately $43,400 for the year ended December 31, 2019; approximately $42,500 for the year ended December 31, 2020; approximately $40,890 for the year ended December 31, 2021; and approximately $37,600 for the year ended December 31, 2022.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	2017	2016

Sales, payroll and income taxes payable	$452,362	$96,159
Accrued royalties	334,335	183,047
Accrued accounts payable	322,404	44,876
Accrued salaries and commissions	723,966	700,917
Professional fees	300,351	249,945
Travel and entertainment	164,985	224,621
Clinical Studies	111,394	556,170
Interest	78,585	35,681
Congresses	72,291	—
Board of Director fees	28,500	23,250
Customer Deposits	14,747	—
	$2,603,920	$2,114,666

 7. LONG-TERM DEBT, NET

On June 30, 2016 (the “Closing Date”), the Company and its wholly-owned subsidiary CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Bank agreed to loan up to an aggregate of $10 million to the Company, to be disbursed in two equal tranches of $5 million (the first tranche, the “Term A Loan”, the second tranche, the “Term B Loan”, and the Term A Loan and Term B Loan together, the “Term Loans”). The Company received the proceeds of the Term A Loan on June 30, 2016 and the proceeds from Term Loan B on June 30, 2017. The proceeds from the Term Loans will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. The Term Loans are secured by substantially all of the assets of the Company, with the exception of any intellectual property. Outstanding balances on the Term Loans bear interest at the thirty (30) day US dollar LIBOR rate reported in the Wall Street Journal plus 7.75%, adjusted monthly. This rate was 9.12% at December 31, 2017.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $50,000 and expenses incurred by the Bank related to the Loan and Security Agreement of $24,000. On June 30, 2017, in connection with the closing of Term Loan B, the Company was required to pay expenses incurred by the Bank of $1,560. In addition, the Company incurred legal expenses related to the Loan and Security Agreement of $44,833. These costs, which total $120,393, have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the years ended December 31, 2017 and 2016, the Company recorded interest expense amounting to $29,971 and $14,855, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 10.0% as of June 30, 2016. Commencing on the first calendar day of the calendar month after a Term Loan is made; the Company is required to make monthly payments of interest only during the term of each Term Loan. Commencing on February 1, 2018, subject to certain conditions as outlined in the Loan and Security Agreement, the Company is required to make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2020. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) July 1, 2020 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the years ended December 31, 2017 and 2016, the Company recorded interest expense of $52,083 and $15,625, respectively, related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through June 30, 2020, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Effective with the issuance of Term Loan B on June 30, 2017, the Company is required to meet a financial covenant which requires the Company to achieve consolidated trailing six-month revenue from product sales equal to at least 75% of the projected revenue for such period in accordance with financial projections supplied to the Bank by the Company. The Company has maintained compliance with the covenant during 2017.

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

Success Fee Letter:

In connection with the Loan and Security Agreement, the Borrower simultaneously entered into a Success Fee Letter (the “Letter”) with the Bank. Pursuant to the Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term Loans (the “Success Fee”) upon the first occurrence of any of the following events (each a “Liquidity Event”): (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being $8.00 (after giving effect to any stock splits or consolidations effected after the date hereof) or more for five successive business days. To date, no events have occurred that would cause the Success Fee to be paid.

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

Long-term debt consists of the following at December 31, 2017:

Principal amount	$10,000,000
Less unamortized debt acquisition costs	(75,567)
Plus accrued final fee	67,708
Subtotal	9,992,141
Less Current maturities	4,000,000
Long-term debt net of current maturities	$5,992,141

Principal payments of long-term debt are due as follows at December 31, 2107:

2018	$4,000,000
2019	4,000,000
2020	2,000,000
Total	$10,000,000

8. INCOME TAXES:

The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company's consolidated loss before income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(6,071,009)	$(9,300,042)	$(6,853,093)
Foreign	(3,066,529)	(2,781,964)	(2,948,541)
Total	$(9,137,538)	$(12,082,006)	$(9,801,634)

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
State Tax, including sale of New Jersey losses & credits	$676,739	$318,550	$324,606
Foreign tax provision	—	—	—
	$676,739	$318,550	$324,606

As of December 31, 2017, the Company had federal net operating loss ("NOL") carry forwards of approximately $41,010,000, state NOL carry forwards of approximately $4,746,000, and foreign NOL carry forwards of approximately $11,977,000, which are available to reduce future taxable income. The NOL carry forwards, if not utilized, will begin to expire at various dates starting in 2036 and some may be carried indefinitely. As of December 31, 2017, the Company had Federal and state research and development tax credit carryforwards of approximately $1,096,000 and $60,000, respectively, available to reduce future tax liabilities, which will begin to expire at various dates starting in 2022.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. In addition to the new provisions enacted under the Tax Cuts and Jobs Act, this could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

U.S. Tax Reform

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Reform Legislation"), which made significant changes to U.S. federal income tax law. The Company expects that certain aspects of the Tax Reform Legislation will positively impact the Company’s future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate. Set forth below is a discussion of certain provisions of the Tax Reform Legislation and our preliminary assessment of the effect of such provisions on the Company’s results of operations, cash flows and consolidated financial statements.

Beginning January 1, 2018, the Company’s U.S. income, if any, will be taxed at a 21 percent federal corporate rate. Further, the Company is required to recognize the effect of this rate change on our deferred tax assets and liabilities, and deferred tax asset valuation allowances in the period the tax rate change is enacted. The Company does not expect any material non-cash impact from this rate change, with adjustments to deferred tax balances offset by adjustments to deferred tax valuation allowances.

Further, the Tax Reform Legislation provides for a one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017. The Company does not expect to pay U.S. federal cash taxes on the deemed repatriation due to an accumulated deficit in foreign earnings for tax purposes. The Company does not expect that our future foreign earnings will be subject to U.S. federal income tax.

In addition, the Tax Reform Legislation provides for 100 percent bonus depreciation on tangible property expenditures through 2022. The bonus depreciation percentage is phased down from 100 percent beginning in 2023 through 2026. We do not expect this to have a material impact to the Company.

 Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of its New Jersey Net Operating Losses and R&D tax credits under the State of New Jersey Technology Business Tax Certificate Transfer Program.

In December 2017, the Company received a net cash amount of $676,739 from the sale of the 2016 state NOL and research and development credits.

The principal components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2017	2016	2015
Current and long term deferred tax assets:
Net operating loss carry forward	$12,517,356	$15,227,562	$13,041,156
Stock Options	479,033	498,287	486,726
Warrants	—	108,594	120,329
Research and development credit carryforward	1,096,308	1,121,722	1,113,151
Accruals and others	74,477	213,791	(12,065)
Gross deferred tax assets	14,167,174	17,169,956	14,749,297
Less valuation allowance	(14,147,354)	(17,152,066)	(14,746,091)
	19,820	17,890	3,206
Deferred tax liability:
Fixed Assets	(19,820)	(17,890)	(3,206)
Net deferred tax assets	$—	$—	$—

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

The increases in valuation allowance for the years ended December 31, 2017, 2016 and 2015 were $(3,004,712), $2,405,975 and 3,673,088 respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(2.6)	(4.1)	3.1
Foreign rate differential	(1.4)	(1.0)	(1.5)
Permanent items	(5.1)	(8.4)	2.9
Rate change and true-up	(62.7)	(6.0)	5.1
Timing differences	—	—	—
Change in valuation allowance	44.3	(13.7)	(43.4)
R&D credit	0.8	1.8	3.6
Effective income tax rate	7.3%	2.6%	3.8%

9. COMMITMENTS AND CONTINGENCIES:

The Company is obligated under non-cancelable operating leases for office space expiring at various dates through August 2021. The aggregate minimum future payments under these leases are approximately as follows:

Year ending December 31,

2018	$424,190
2019	226,720
2020	85,670
2021	57,113
Total	$793,693

The preceding data reflects existing leases through the date of this report and does not include replacements upon their expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases.

Rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to approximately $676,000, $473,000 and $411,000, respectively.

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. After 2017, these employment agreements automatically renew for one year, unless terminated by the Company or the employee. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019. These employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a Change in Control of the Company, as defined in each agreement.

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the years ended December 31, 2017, 2016 and 2015, the Company recorded royalty expenses of approximately $393,000, $243,000 and $118,000 respectively. These expenses are included in selling, general and administrative expenses in the consolidated statement of operations.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the years ended December 31, 2017, 2016 and 2015 per the terms of the license agreement, the Company recorded licensing expenses of approximately $655,000, $324,000 and $158,000 respectively. These expenses are included in selling, general and administrative expenses in the consolidated statement of operations.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold 550,000 shares at an average price of $6.31 per share, generating net proceeds of approximately $3,367,000. From January 1, 2018 through March 7, 2018, the Company sold 465,112 shares at an average cost of $7.91 per share, generating net proceeds of approximately $3,568,000. In the aggregate, the Company has sold 1,043,992 shares at an average selling price of $7.07 per share, generating net proceeds of approximately $7,159,000 under the terms of the Sales Agreement.

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

As a result of the repricing of the warrants which occurred in connection with the April 2017 equity offering, the Company recorded a dividend of $335,731 during the year ended December 31, 2017.

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

Stock Option Plans

As of December 31, 2017, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 7,400,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2017, there were outstanding options to purchase approximately 1,957,000 and 1,622,000 shares of common stock reserved under the 2014 Plan and the 2006 Plan, respectively.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2017, 2016 and 2015 amounted to approximately $3,314,000, $2,757,000 and $382,000, respectively. These amounts are included in the statement of operations under the captions research and development ($829,000, $2,046,000 and $126,000) and general and administrative ($2,485,000, $1,921,000 and $256,000), respectively.

The summary of the stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2015	2,302,187	$5.37	6.1
Granted	681,000	$7.88	-
Forfeited	(166,287)	$5.19	-
Expired	-	$-	-
Exercised	(339,621)	$1.74	3.2
Outstanding, December 31, 2015	2,477,279	$6.56	6.2
Granted	1,044,219	$4.68	-
Forfeited	(695,770)	$7.12	-
Expired	(27,351)	$114.33	-
Exercised	(36,200)	$3.26	2.5
Outstanding, December 31, 2016	2,762,177	$4.69	6.0
Granted	1,204,950	$5.46	9.2
Forfeited	(165,720)	$5.50	-
Expired	(34,020)	$34.61	-
Exercised	(188,849)	$4.40	-
Outstanding, December 31, 2017	3,578,538	$4.64	6.3

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.45 to $6.90 per share in 2017) and expected life of the stock option (10 years in 2017), the current price of the underlying stock and its expected volatility (ranging from 64.3 to 80.8 percent in 2017), expected dividends (-0- percent) on the stock and the risk free interest rate (1.24 to 2.21 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of December 31, 2017 of $6.50 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2017	Price	Life (Years)	Value
$0.88 - $11.48	3,578,538	$4.64	6.3	$6,827,905

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2017	Price	Value
2,507,579	$4.30	$5,701,744

The summary of the status of the Company’s non-vested options for the year ended December 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2017	912,547	$2.55
Granted	1,204,950	0.64
Forfeited	(144,980)	0.03
Vested	(901,558)	2.38
Non-vested, December 31, 2017	1,070,959	$0.70

As of December 31, 2017, the Company had approximately $411,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over seven months.

In 2018, the Board of Directors intends to grant a pool of options to purchase shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. Since these options relate exclusively to the achievement of 2018 milestones, no charge for these options has been recorded in the consolidated statements of operations for the year ended December 31, 2017. The Company will assess the likelihood of meeting these milestones throughout 2018 and will record stock option expense as appropriate.

On February 24, 2017, the Board of Directors granted options to purchase 953,200 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2017 operations. The grant date fair value of these unvested options amounted to approximately $3,284,000. On February 15, 2018, based upon the finalization of its review of the Company’s progress to meeting the predetermined milestones for 2017, the Board of Directors determined that 810,220 of these options would immediately vest. Accordingly, a charge of approximately $2,791,000 related to these options has been recorded in the consolidated statements of operations for the year ended December 31, 2017.

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

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of change of control restricted stock units outstanding to 1,539,000. In February 2017, the Board of Directors granted an additional 129,500 restricted stock options to Company employees, Directors, and consultants valued at approximately $725,200 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of Change of Control restricted stock units outstanding to 1,668,500. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the year ended December 31, 2017.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense over the period which they vest. For the year ended December 31, 2017, the Company recorded a charge of approximately $108,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 on the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the year ended December 31, 2017, the Company recorded a charge of approximately $201,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2017	53,335	$4.69
Granted	125,000	5.60
Vested	(68,332)	5.24
Non-vested, December 31, 2017	110,003	$5.38

Warrants:

As of December 31, 2017, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
101,600	$3.750	June 21, 2018
110,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
592,000	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
882,560

In connection with its March 11, 2014 offering, the Company issued warrants to purchase 816,000 shares of common stock. As of December 31, 2017, 592,000 of these warrants remain outstanding. These warrants have certain pricing provisions which apply if the Company sells or issues common stock or common stock equivalents at a price that is less than the exercise price of the warrants, which is currently $4.50, over the life of the warrants, excluding certain exempt issuances. These warrants are exercisable on a cash-only basis.

11. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 have been computed by dividing the net loss attributable to common shareholders for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options and restricted stock awards representing approximately 4,571,000, 5,433,000, and 3,592,000 incremental shares at December 31, 2017, 2016 and 2015, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

12. RETIREMENT PLAN

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations. In addition, the Company provides for a matching contribution of twenty percent of the participants’ contribution on a maximum of a five percent compensation contribution. Matching contributions amounted to approximately $41,700, $35,900 and $26,400 for the years ended December 31, 2017, 2016 and 2015, respectively.

13. SUBSEQUENT EVENT

From January 1, 2018 through March 7, 2018, the Company sold 465,112 shares of its common stock at an average cost of $7.91 per share, under the terms of its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald and Co. The sale of these shares generated net proceeds of approximately $3,568,000, bringing the total net proceeds generated under the agreement to approximately $7,159,000. (See Note 10).

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 on the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the year ended December 31, 2017, the Company recorded a charge of approximately $383,000 related to these restricted stock unit awards.

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

Summarized quarterly data for 2017, 2016 and 2015 are as follows:

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2017:
Total revenue	$3,113,518	3,566,226	3,824,299	4,646,711
Gross margin	1,859,035	2,084,216	2,307,435	3,381,708
Loss from operations	(1,557,478)	(2,330,908)	(2,149,045)	(3,805,167)
Net loss attributable to common stockholders	(1,524,873)	(2,070,359)	(2,054,279)	(3,147,019)
Net loss per share, basic and diluted	$(0.06)	(0.07)	(0.07)	(0.12)

2016:
Total revenue	$1,810,182	$2,222,338	$2,411,708	$3,083,615
Gross margin	990,683	1,349,072	1,447,827	1,786,536
Loss from operations	(2,090,094)	(2,687,371)	(2,144,212)	(4,570,448)
Net income ( loss) attributable to common stockholders	(1,854,596)	(2,814,730)	(2,188,119)	(4,906,011)
Net loss per share, basic and diluted	(0.07)	(0.11)	(0.09)	(0.19)

2015:
Total revenue	$723,074	$963,939	$1,343,625	$1,760,978
Gross margin	418,593	498,508	704,795	957,174
Loss from operations	(2,711,629)	(2,227,459)	(2,150,296)	(2,214,275)
Net loss attributable to common stockholders	(2,709,016)	(2,162,514)	(2,076,113)	(2,529,385)
Net loss per share, basic and diluted	(0.11)	(0.09)	(0.08)	(0.10)

