Form 10-Q
period 2018-03-31
Cytosorbents Corp
filed 2018-05-08
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018 there were 30,031,676 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$21,089,748	$17,321,862
Grants and accounts receivable, net of allowance for doubtful accounts of $78,759 at March 31, 2018 and $72,698 at December 31, 2017	2,352,258	2,205,859
Inventories	680,185	795,657
Prepaid expenses and other current assets	393,238	415,962
Total current assets	24,515,429	20,739,340

Property and equipment, net	1,608,203	1,402,782
Other assets	2,179,759	1,961,185
Total Assets	$28,303,391	$24,103,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,139,585	$1,244,411
Current maturities of long-term debt	-	4,000,000
Accrued expenses and other current liabilities	1,846,692	2,603,920
Total current liabilities	3,986,277	7,848,331
Long term debt, net of current maturities and debt issuance costs	9,869,940	5,992,141
Total Liabilities	13,856,217	13,840,472
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common Stock, Par Value $0.001, 50,000,000 shares authorized; 29,974,368 and 28,973,679 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	29,974	28,974
Additional paid-in capital	170,402,768	162,907,482
Accumulated other comprehensive loss	(690,897)	(360,985)
Accumulated deficit	(155,294,671)	(152,312,636)
Total stockholders' equity	14,447,174	10,262,835
Total Liabilities and Stockholders' Equity	$28,303,391	$24,103,307

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
		2017
	2018	(Unaudited,
	(Unaudited)	As Adjusted)
Revenue:
CytoSorb sales	$4,403,896	$2,596,133
Other sales	29,400	-
Total Product Sales	4,433,296	2,596,133
Grant income	491,355	517,385
Total revenue	4,924,651	3,113,518
Cost of revenue	1,567,645	1,254,483
Gross margin	3,357,006	1,859,035
Other Expenses:
Research and development	1,780,309	469,547
Legal, financial and other consulting	416,218	279,945
Selling, general and administrative	4,261,646	2,667,021
Total expenses	6,458,173	3,416,513

Loss from operations	(3,101,167)	(1,557,478)

Other income/(expense):
Interest expense, net	(239,098)	(120,449)
Gain on foreign currency transactions	358,230	153,054
Total other income, net	119,132	32,605

Loss before benefit from income taxes	(2,982,035)	(1,524,873)
Benefit from income taxes	—	—
Net loss available to common shareholders	$(2,982,035)	$(1,524,873)

Basic and diluted net loss per common share	$(0.10)	$(0.06)
Weighted average number of shares of common stock outstanding	29,351,174	25,503,757

Net loss	$(2,982,035)	$(1,524,873)
Other comprehensive income:
Currency translation adjustment	(329,912)	(131,550)
Comprehensive loss	$(3,311,947)	$(1,656,423)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		For the three months ended March 31, 2018 (Unaudited):
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	(Loss)	Deficit	Equity

Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835

Stock based compensation - employees, consultants and directors	—	—	524,449	—	—	524,449

Issuance of common stock, net of fees	782,328	782	6,045,979	—	—	6,046,761

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(329,912)	—	(329,912)

Proceeds from exercise of stock options	132,771	132	529,045	—	—	529,177

Cashless exercise of stock options	25,288	26	(26)	—	—	—

Cashless exercise of warrants	7,921	8	(8)	—	—	—

Issuance of restricted stock units	48,381	48	380,851	—	—	380,899

Proceeds from exercise of warrants	4,000	4	14,996	—	—	15,000

Net loss	—	—	—	—	(2,982,035)	(2,982,035)

Balance at March 31, 2018	29,974,368	$29,974	$170,402,768	$(690,897)	$(155,294,671)	$14,447,174

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017
	(Unaudited)	(Unaudited, As Adjusted)

Cash flows from operating activities:
Net loss	$(2,982,035)	$(1,524,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,574	63,264
Amortization of debt costs	25,787	15,240
Bad debt	4,057	1,460
Stock-based compensation	524,449	92,281
Foreign currency transaction (gain)	(358,230)	(153,054)
Changes in operating assets and liabilities:
Grants and accounts receivable	(117,527)	(284,453)
Inventories	114,700	(20,342)
Prepaid expenses and other current assets	38,623	(131,873)
Accounts payable and accrued expenses	489,824	(42,074)
Net cash used by operating activities	(2,203,778)	(1,984,424)

Cash flows from investing activities:
Purchases of property and equipment	(242,989)	(70,970)
Payments for patent costs	(229,287)	(133,485)
Net cash used by investing activities	(472,276)	(204,455)

Cash flows from financing activities:
Proceeds from long-term debt	666,667	—
Repayment of long-term debt	(666,667)	—
Payment of debt acquisition costs	(147,988)	—
Equity contributions - net of fees incurred	6,046,761	—
Proceeds from exercise of stock options	529,177	1,325
Proceeds from exercise of warrants	15,000	175,004
Net cash provided by financing activities	6,442,950	176,329
Effect of exchange rates on cash	990	7,355
Net change in cash and cash equivalents	3,767,886	(2,005,195)

Cash and cash equivalents - beginning of period	17,321,862	5,245,178
Cash and cash equivalents - end of period	$21,089,748	$3,239,983

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$261,611	$104,946

Supplemental disclosure of non-cash financing activities
Settlement of accrued bonuses with restricted stock units	$380,899	$144,409

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2018

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2018. The results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2018, the Company had an accumulated deficit of $ 155,294,671, which included net losses of $2,892,035 for the three months ended March 31, 2018 and $1,524,873 for the three months ended March 31, 2017. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. (See Note 2 for a discussion of the CE mark.) No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. CytoSorb, the Company’s flagship product, is approved in the EU and marketed in and distributed in forty-five countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, CytoSorb was “CE marked” in the European Union (“EU”) allowing for commercial marketing.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 15 issued and 2 allowed but not yet issued U.S. patents and multiple applications pending both in the United States and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2020 and 2033, absent any patent term extensions. Management believes that any expiring patents will not have a significant impact on our ongoing business.

Stock Market Listing

On December 17, 2014 the Company’s common stock, par value $0.001 per share, was approved for listing on the Nasdaq Capital Market (“Nasdaq”), and it began trading on Nasdaq on December 23, 2014 under the symbol “CTSO.” Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the U.S. dollar is the functional currency, are included in other comprehensive income. Foreign currency transaction gains included in net loss amounted to approximately $358,000 and $153,000 for the three months ended March 31, 2018 and 2017, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $78,759 and $72,698 at March 31, 2018 and December 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At March 31, 2018 and December 31, 2017, the Company’s inventory was comprised of finished goods, which amounted to $113,340 and $151,872, respectively; work in process which amounted to $435,840 and $528,039, respectively; and raw materials, which amounted to $131,005 and $115,746, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Revenue Recognition

Product Sales: Revenues from sales of products to both direct and distributor/strategic partner customers are recognized at the time when control passes to the customer, in accordance with the terms of their respective contracts. Recognition of revenue occurs as each performance obligation is completed.

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, while other agreements provide for reimbursement of costs and an overhead margin. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $36,762 and $49,764 for the three months ended March 31, 2018 and 2017, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code, the net operating losses generated prior to the previously completed reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership. The Tax Cuts and Job Act was enacted on December 22, 2017 and reduces the U.S. Federal corporate income tax rate from 35% to 21%.

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2018 or December 31, 2017. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

Each of CytoSorbents Europe GmbH and CytoSorbents Switzerland GmbH files an annual corporate tax return, VAT return and a trade tax return in Germany and Switzerland, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates in these financials are the valuation of options granted, and valuation methods used to determine the change in fair value of the down round feature related to certain of the Company’s outstanding warrants.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. (See Note 5 for further information relating to the Company’s revenue.)

As of March 31, 2018, one distributor accounted for approximately 11% of outstanding grants and accounts receivable. As of March 31, 2017, two distributors accounted for approximately 37% of outstanding grants and accounts receivable. As of December 31, 2017, two distributors accounted for approximately 28% of outstanding grants and accounts receivable. For the three months ended March 31, 2018 and 2017, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding warrants, stock options and restricted shares. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 8).

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $135,800 and $83,000 for the three months ended March 31, 2018 and 2017, respectively.

3.	ADOPTION OF NEW ACCOUNTING STANDARDS AND ADJUSTMENT

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

Current accounting treatment. The warrant liability has been eliminated from the Company’s balance sheets for the years 2014, 2015, 2016, and 2017. As of January 1, 2015, the fair value of the warrant liability amounted to $2,981,418. Accordingly, the Company has adjusted its retained earnings and additional paid in capital as of January 1, 2015 by $2,118,498 and $862,920, respectively, in accordance with the provisions of this ASU. In addition, the Company has adjusted its net loss to increase the net loss by $146,858 for the three months ended March 31, 2017, for the effect of the change in the fair value of the warrant liability.

Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers and all related amendments. (See Note 5 for disclosures related to the adoption of this new accounting standard.)

4.	STOCKHOLDERS' EQUITY

Preferred Stock

In December 2014, the Company amended and restated its certificate of incorporation to reduce the total number of authorized shares of preferred stock. The amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

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

November 4, 2015 Controlled Equity Offering

On November 4, 2015, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and Co., as agent (“Cantor”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”). Any Shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-205806), and the related prospectus previously declared effective by the Securities and Exchange Commission (the SEC) on July 29, 2015, as supplemented by a prospectus supplement, dated November 4, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all the shares subject to the Sales Agreement and (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold 550,000 shares at an average price of $6.31 per share, generating net proceeds of approximately $3,367,000. During the three months ended March 31, 2018, the Company sold 782,328 shares at an average cost of $7.97 per share, generating net proceeds of approximately $6,047,000. From April 1, 2018 through May 2, 2018, the Company sold 27,088 shares at an average cost of $8.29, per share, generating net proceeds of approximately $218,000. In the aggregate, the Company has sold 1,388,296 shares at an average selling price of $7.32 per share, generating net proceeds of approximately $9,856,000 under the terms of the Sales Agreement.

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

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2018 and 2017 amounted to approximately $524,000 and $92,000, respectively. These amounts are included in the statement of operations under the captions research and development (approximately $55,000 and $15,000) and general and administrative ($469,000 and $77,000), respectively.

The summary of the stock option activity for the three months ended March 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2017	3,578,538	$4.64	6.3
Granted	664,125	$9.37	10.0
Forfeited	(17,025)	$5.11	—
Expired	—	$—	—
Exercised	(229,496)	$4.63	—
Outstanding, March 31, 2018	3,996,142	$5.43	6.9

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $6.85 to $7.90 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (66.4 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 2.09 to 2.78 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of March 31, 2018 of $7.05 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2018	Price	Life (Years)	Value
$0.88 - $11.48	3,996,142	$5.43	6.88	$8,153,403

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2018	Price	Value

2,895,755	$4.55	$7,382,918

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2017	1,070,959	$0.70
Granted	664,125	$4.77
Forfeited	(17,025)	$1.26
Vested	(617,672)	$3.43
Non-vested, March 31, 2018	1,100,387	$4.12

As of March 31, 2018, the Company had approximately $764,000 of total unrecognized compensation cost related to stock options which will be amortized over six months.

Awards of Stock Options:

On March 15, 2018, the Board of Directors granted options to purchase 531,900 shares of common stock to the Company’s management which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. Based upon an assessment by management, as of March 31, 2018, the Company has met 10% of these milestones, and accordingly we have recorded approximately $254,000 of stock option expense related to these options in the three months ended March 31, 2018. The Company will continue to assess the likelihood of meeting these milestones throughout 2018 and will record additional stock option expense as appropriate.

Change in Control-Based Awards of Restricted Stock Units:

In April 2015, the Board of Directors also granted 960,000 restricted stock units, valued at $7,747,200, to Company employees and 240,000 restricted stock units, valued at $1,936,000, to the members of the Board of Directors, which will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan (a “Change in Control”). Of these restricted stock units granted to Company employees in April 2015, 75,000 have been forfeited. In June 2016, the Board of Directors granted an additional 414,000 restricted stock units to Company employees, valued at $1,941,660 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of restricted stock units outstanding that vest upon a Change in Control to 1,539,000. In February 2017, the Board of Directors granted an additional 129,500 restricted stock units to Company employees, Directors, and consultants valued at approximately $725,200 at the time of issuance, which will only vest upon a Change in Control, bringing the total amount of restricted stock units outstanding that vest upon a Change in Control to 1,668,500. In connection with his employment as Chief Medical Officer, Dr. Eric Mortensen received 100,000 restricted stock units which will only vest upon a Change in Control valued at $450,000 at the time of issuance. In March 2018, the Board of Directors granted an additional 74,200 restricted stock units to Company employees and Directors valued at approximately $586,000 at the time of issuance, which will only vest upon a Change in Control. An additional 19,500 of these restricted stock units have been forfeited, bringing the total number of restricted stock units outstanding that vest upon a Change in Control to 1,823,200 as of March 31, 2018. Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three months ended March 31, 2018.

Performance-Based Awards of Restricted Stock Units:

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

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2017, the Company recorded a charge of approximately $154,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2018, the Company recorded a charge of approximately $32,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2018	110,003	$5.38
Granted	146,200	$7.85
Vested	(90,398)	$6.81
Non-vested, March 31, 2018	165,805	$6.78

Warrants:

As of March 31, 2018, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
81,600	$3.750	June 21, 2018
110,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
592,000	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
862,560

5.	REVENUE

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all related amendments (the “new revenue standard”) to all contracts with customers using the modified retrospective method. The adoption of the new revenue standard had no impact on retained earnings as of December 31, 2017 and, accordingly, no cumulative adjustment was required. We do not expect the new revenue standard to have a significant impact on our net income on an ongoing basis.

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$1,800	$–	$–	$1,800
Germany	2,667,408	–	–	2,667,408
All other countries	693,404	1,070,684	–	1,764,088
Total product revenue	3,362,612	1,070,684	–	4,433,296

Grant and other income:
United States	–	–	491,355	491,355

Total revenue	$3,362,612	$1,070,684	$491,355	$4,924,651

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2017:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$–	$–	$–	$–
Germany	1,539,742	–	–	1,539,742
All other countries	332,936	723,455	–	1,056,391
Total product revenue	1,872,678	723,455	–	2,596,133

Grant and other income:
United States	–	–	517,385	517,385

Total revenue	$1,872,678	$723,455	$517,385	$3,113,518

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. All sales of the device are outside the United States as CytoSorb is not yet approved in the United States. Direct sales are fulfilled from the Company’s office in Berlin, Germany. Direct sales relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium and Luxembourg. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits. The Company records the value of these items as earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world. The Company has a formal written contract with each distributor/strategic partner. These contracts have terms ranging from 1-5 years in length, with three years being the typical term. Each distributor’s/strategic partner’s contract has minimum annual purchase requirements in order to maintain exclusivity in their respective territories. Except for Fresenius Medical Care (“FMC”), there is no additional consideration or monetary penalty that would be required to be paid to CytoSorbents if a distributor does not meet the minimum purchase commitments included in the contract, however, at the discretion of the Company, the distributor may lose his exclusive rights in the territory. The FMC agreement provides that FMC must make specific minimum quarterly purchases. In the event that they do not meet the minimum quarterly purchase amounts as stipulated in their agreement, they would be required to make minimum quarterly payments. If this situation should occur, which is not anticipated, the Company would record these minimum payments as other income in the financial statements. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

Government Grants

The Company has been the recipient of various grant contracts from various agencies of the United States government, primarily the Department of Defense, to perform various research and development activities. These contacts fall into one of the following categories:

1.	Fixed price – the Company invoices the contract amount in equal installments over the term of the contract without regard to the timing of the costs incurred related to this contract.
2.	Cost reimbursement – the Company submits monthly invoices during the term of the contract for the amount of direct costs incurred during that month plus an agreed percentage that relates to allowable overhead and general and administrative expenses. Cumulative amounts invoiced may not exceed the maximum amount of funding stipulated in the contract.
3.	Cost plus – this type of contract is similar to a cost reimbursement contract but this type also allows for the Company to additionally invoice for a fee amount that is included in the contract.

In summary, the contracts the Company has with customers are the distributor/strategic partner contracts related to CytoSorb product sales, agreements with direct customers related to free-of-charge product and credit rebates, and contracts with various government agencies related to the Company’s grants. The Company does not currently incur any outside/third party incremental costs to obtain any of these contracts. The Company does incur internal costs, primarily salary related costs, to obtain the contracts related to the grants. Company employees spend time reviewing the program requirements and developing the budget and related proposal to submit to the grantor agency. There may additionally be travel expenditures involved with meeting with government agency officials during the negotiation of the contract. These internal costs are expensed as incurred.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2018	December 31, 2017
Receivables, which are included in grants and accounts receivable	$1,249,731	$1,267,459
Contract liabilities	$43,589	$30,380

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended March 31, 2018 and December 31, 2017, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2018 and the actual price invoiced during the three months ended March 31, 2018. There was no deferred revenue liability as of December 31, 2017.

6.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”) which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). The proceeds of the Term Loans will be used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. Outstanding balances on the Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 8.41% at March 31, 2018.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of March 31, 2018, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three months ended March 31, 2018 and 2017, the Company recorded interest expense amounting to $7,558 and $7,428, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of each Term Loan. Commencing on November 1, 2019, if the Term B Loan is not made, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. Commencing on May 1, 2020, subject to certain conditions as outlined in the Amended and Restated Loan and Security Agreement, if the Term B Loan is made, which is at the Company’s sole discretion, the Company shall make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $18,229 and $7,812 related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

Events of default which may cause repayment of the Term Loans to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Amended and Restated Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of a Material Adverse Event (as defined in the Amended and Restated Loan and Security Agreement), (4) the attachment or seizure of a material portion of the Borrower’s assets if such attachment or seizure is not released, discharged or rescinded within 10 days, and (5) if the Borrower becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Borrower and such proceeding is not dismissed or stayed within 30 days. The Amended and Restated Loan and Security Agreement includes customary loan conditions, Borrower representations and warranties, Borrower affirmative covenants and Borrower negative covenants for secured transactions of this type.

The Company’s and CytoSorbents Medical, Inc.’s obligations under the Amended and Restated Loan and Security Agreement are joint and severable and are secured by a first priority security interest in favor of the Bank with respect to the Company’s Shares (as defined in the Amended and Restated Loan and Security Agreement) and the Borrower’s Collateral (as defined in the Amended and Restated Loan and Security Agreement, which definition excludes the Borrower’s intellectual property and other customary exceptions).

Success Fee Letters:

The Borrower continues to be bound by the Success Fee Letter (the “2016 Letter”) with the Bank related to the Original Term Loans. Pursuant to the 2016 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Original Term Loans (the “2016 Letter Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on Nasdaq being $8.00 (after giving effect to any stock splits or consolidations effected after the date thereof) or more for five successive business days. If none of the foregoing conditions are met by June 30, 2021, the 2016 Letter will expire and the Bank’s right to receive the 2016 Letter Success Fee shall terminate.

In connection with the Amended and Restated Loan and Security Agreement, the Borrower entered into an additional Success Fee Letter (the “2018 Letter”), which will only be effective if the Term B Loan is drawn. Pursuant to the 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (the “2018 Letter Success Fee” and together with the 2016 Letter Success Fee, the “Success Fees”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on Nasdaq being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the closing price of the Company’s common stock on the date of the funding of the Term B Loan.

If either Success Fee is due pursuant an event described in clause (d) of the two preceding paragraphs, the Company may elect, in lieu of paying the Success Fee in cash, to issue and sell to the Bank, in exchange for the applicable Success Fee, such number of shares of the Company’s common stock as would be equal to the quotient (calculated by rounding up the nearest whole number) obtained by dividing (a) the applicable Success Fee by (b) the volume weighted average price per share of the Company’s common stock for the same five successive business days on which the closing price per share of the Company’s common stock caused the applicable Success Fee to become payable.

The Bank’s right to receive the 2018 Letter Success Fee and the Borrower’s obligation to pay such 2018 Letter Success Fee terminate on the fifth anniversary of the funding of the Term B Loan, and shall survive the termination of the Amended and Restated Loan and Security Agreement and any prepayment of the Term Loans.

Long-term debt consists of the following at March 31, 2018:

Principal amount	$10,000,000
Less unamortized debt acquisition costs	(130,060)
Subtotal	9,869,940
Less Current maturities	–
Long-term debt net of current maturities	$9,869,940

Principal payments of long-term debt are due as follows at March 31, 2018:

2019	$–
2020	1,666,667
2021	4,000,000
2022	4,000,000
2023	333,333
Total	$10,000,000

7.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. After 2017, these employment agreements automatically renew for one year, unless terminated by the Company or the employee. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019. These employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without Cause or voluntary termination of employment for “Good Reason,” as defined in each agreement. The agreements also provide for certain benefits in the event of a change of control of the Company, as defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended March 31, 2018 and 2017 the Company has recorded royalty costs of approximately $131,000 and $77,000, respectfully.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2018 and 2017, per the terms of the license agreement, the Company has recorded royalty costs of approximately $219,000 and $128,000, respectfully.

8.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2018 and 2017 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 5,025,000 and 4,905,000 incremental shares at March 31, 2018 and 2017 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.	SUBSEQUENT EVENT

From April 1, 2018 through May 2, 2018, the Company sold 27,088 shares of its common stock at an average cost of $8.29 per share under the terms of its Controlled Equity Offering SM Sales agreement with Cantor Fitzgerald and Co. The sales of these shares generated net proceeds of approximately $218,000 (See Note 4).

On April 23, 2018, the Board of Directors granted options to purchase 668,550 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. The Company will assess the likelihood of meeting these milestones throughout 2018 and will record stock option expense as appropriate. In addition, the Board of Directors also granted an additional 195,550 restricted stock units to the Company’s employees. These restricted stock units are valued at approximately $1,486,000 based on the closing price of the Company’s common stock on the date of the grant and will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

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

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 40,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology. As of March 31, 2018, the technology is protected by 15 issued and 2 allowed but not yet issued U.S. patents, multiple issued foreign patents and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 2 to 15 years.

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

As part of the CE mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically-ill population, and that it was able to broadly reduce key cytokines in the blood of these patients. We plan to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

In addition to CE mark approval, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale and for additional clinical studies. We also established a dedicated reimbursement code for CytoSorb in Germany and a reimbursement path for CytoSorb in Austria.

From September 2011 through June 2012, we began a controlled market release of CytoSorb in select geographic territories in Germany with the primary goal of preparing for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of our wholly owned European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. At the end of 2017, we had hundreds of KOLs in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification, who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017, we further expanded our direct sales efforts into Belgium and Luxemburg.

As of May 1, 2018, our European sales, marketing and clinical support team included 19 direct sales people, one contract sales person and 15 sales support staff.

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

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. Fresenius launched the product in these six countries in May 2016. In January 2017, the Fresenius partnership was expanded. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. In addition, we have entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the agreement, CytoSorbents and Fresenius will jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius will sell all ancillary products to their customers. Fresenius will also provide a written endorsement of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in five initial countries in late 2017 and is continuing, with implementation of the co-marketing program in additional countries planned for the future.

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

We are currently evaluating other potential distributor and strategic partner networks in other countries where we are approved to market the device.

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

In February 2015, the U.S. Food and Drug Administration (the “FDA”) approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the trial to be a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represented the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

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

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent Data Safety Monitoring Board found no serious device related adverse events with the CytoSorb device, achieving the primary safety endpoint of the trial. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  This study represents the first randomized controlled trial demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement, and disclosed that investigators of the study have submitted a manuscript of the REFRESH I trial for publication.

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study. The REFRESH 2-AKI study is a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for the use of CytoSorb in cardiac surgery, which we are planning to pursue via the premarket approval (PMA) pathway. The IDE approval allows us to aggressively move forward with our clinical trial sites to complete the final steps prior to the official start of the study. The REFRESH 2-AKI pivotal study will assess the effectiveness of intraoperative CytoSorb blood treatment on postoperative acute kidney injury (AKI), the primary endpoint of the study and one of the most common adverse events in patients undergoing complex cardiac surgery. The REFRESH 2-AKI trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  The trial will enroll up to 400 patients at increased risk of cardiovascular surgery associated AKI, undergoing elective, non-emergent open heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. We have initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. We believe using sites that previously participated in REFRESH I will accelerate the process of site startup and launch of REFRESH 2. In April 2018, we announced first patient enrollment into the pivotal U.S. REFRESH 2-AKI trial. We are ramping the trial and working to add additional centers experienced in the conduct of clinical trials in complex cardiac surgery. We anticipate that this study will take at least two years to complete, and could take longer if enrollment challenges or other factors causing delays are encountered.

The German government is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018.

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

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of March 31, 2018, we received approximately $3,825,000 in funding under this contract and no funding remains.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of March 31, 2018, we received approximately $1,279,000 and have approximately $243,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for its development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of March 31, 2018, we received approximately $150,000 and no funding remains under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of March 31, 2018, we received approximately $150,000 and no funding remaining under this contract.

In July 2016, we were awarded a Phase I Small Business Innovation Research (“SBIR”) contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of March 31, 2018, we received approximately $150,000 and no funding remains under this contract.

In January 2017, we were awarded a Phase II contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provides for maximum funding of $999,996 over two years. This program is funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of March 31, 2018, we received approximately $536,000 in funding under this contract and have approximately $464,000 remaining under this contract.

In May 2017, we were awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We will collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of March 31, 2018, we received approximately $400,000 and have approximately $599,000 remaining under this contract.

In May 2017, we were awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of March 31, 2018, we received approximately $108,000 and have approximately $611,000 remaining under this contract.

In September 2017, we were awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of $999,871. As of March 31, 2018, we received approximately $32,000 and have approximately $968,000 remaining under this contract.

Results of Operations

Comparison for the three months ended March 31, 2018 and 2017:

Revenues:

Revenue from product sales was approximately $4,433,000 in the three months ended March 31, 2018, as compared to approximately $2,596,000 in the three months ended March 31, 2017, an increase of approximately $1,837,000, or 71%. This increase was primarily driven by an increase in direct sales from both new customers and repeat orders from existing customers and an increase in distributor sales. Approximately $505,000 of this increase was due to the increase in the Euro to U.S. dollar exchange rate for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Grant income was approximately $491,000 for the three months ended March 31, 2018 as compared to approximately $517,000 for the three months ended March 31, 2017, a decrease of approximately $26,000. This decrease was a result of timing of certain grant revenue.

Total revenues were approximately $4,925,000 for the three months ended March 31, 2018, as compared to total revenues of approximately $3,114,000 for the three months ended March 31, 2017, an increase of approximately $1,811,000 or 58%.

Cost of Revenues:

For the three months ended March 31, 2018 and 2017, cost of revenue was approximately $1,568,000 and $1,254,000, respectively, an increase of approximately $314,000. Product cost of revenues increased approximately $305,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to increased sales. Product gross margins were approximately 74% for the three months ended March 31, 2018, as compared to approximately 68% for the three months ended March 31, 2017.  This increase in gross margin of 6% was due to a reduction in the cost of devices manufactured as a result of production efficiencies achieved, as well as a favorable mix of sales between direct customers and distributors and the impact of the increase in the exchange rate of the Euro.

Research and Development Expenses:

For the three months ended March 31, 2018, research and development expenses were approximately $1,780,000 as compared to research and development expenses of approximately $469,000 for the three months ended March 31, 2017. The increase of approximately $1,311,000 was due to increase in costs related to our clinical studies and trials of approximately $867,000, an increase in our clinical related salaries of approximately $211,000, an increase in non-clinical research and development salaries of approximately $96,000, an increase in new product development costs of approximately $70,000, an increase in stock-based compensation of approximately $49,000 and increases in other non-clinical research and development costs of approximately $18,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $416,000 for the three months ended March 31, 2018, as compared to approximately $280,000 for the three months ended March 31, 2017. The increase of approximately $136,000 was due to an increase in employment agency fees of approximately $79,000 related to the recruitment of senior level personnel and an increase in legal fees of approximately $44,000 related to certain corporate initiatives and an increase in auditing and accounting fees of approximately $21,000. These increases were offset by a decrease consulting fees of approximately $8,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $4,262,000 for the three months ended March 31, 2018, as compared to approximately $2,667,000 for the three months ending March 31, 2017. The increase of $1,595,000 was due to increase in salaries, commissions and related costs of approximately $696,000, an increase in royalty expenses of approximately $146,000 due to the increase in product sales, additional sales and marketing costs, which include advertising and conferences of approximately $81,000, an increase in travel and entertainment and other costs of approximately $84,000, an increase in stock-based compensation of approximately $520,000, an increase in public relations costs of approximately $43,000, an increase in rent expense of approximately $11,000 related to the new expansion of manufacturing and office facilities and an increase in other general and administrative cost increases of approximately $14,000.

Interest Income (Expense):

For the three months ended March 31, 2018, interest expense was approximately $239,000, as compared to interest expense of approximately $120,000 for the three months ended March 31, 2017. This increase in interest expense of approximately $119,000 is directly related to the additional interest expense related to the Company’s draw down of the Term B Loan (as defined in the Loan and Security Agreement dated as of June 30, 2016 with Bridge Bank) on June 30, 2017 in the amount of $5,000,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2018, the gain on foreign currency transactions was approximately $358,000 as compared to approximately $153,000 for the three months ended March 31, 2017. The 2018 first quarter gain is directly related to the increase in the exchange rate of the Euro to the U.S. dollar at March 31, 2018 as compared to December 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.23 per Euro at March 31, 2018 as compared to $1.20 per Euro at December 31, 2017.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of March 31, 2018, we had an accumulated deficit of approximately $155,295,000, which included losses of approximately $2,982,000 and $1,525,000 for the three month periods ended March 31, 2018 and 2017, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At March 31, 2018, we had current assets of approximately $24,515,000 including cash on hand of approximately $21,090,000 and current liabilities of approximately $3,986,000.

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”) which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). The proceeds of the Term Loans will be used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement.

In addition, during the three months ended March 31, 2018, the Company sold 782,328 shares of its common stock under the terms of its Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald and Co. (the “Sales Agreement”) at an average cost of $7.97 per share, generating net proceeds of approximately $6,047,000, and during the period from April 1, 2018 through May 2, 2018, the Company sold an additional 27,088 shares of its common stock at an average cost of $8.29, per share, generating net proceeds of approximately $218,000.

As a result of the equity financing under the terms of the Sales Agreement and the availability of additional debt financing under the Amended and Restated Loan and Security Agreement with Bridge Bank, we believe we have sufficient liquidity to fund our operations into the second half of 2019; however, we will need to raise additional capital to fully fund clinical trials in the United States and Europe.

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

In September 2016, the Company entered into a five year lease agreement with Klimik GmbH for 600 square meters of office and warehouse space for its wholly-owned subsidiary CytoSorbents Europe GmbH. The lease, which commenced on September 1, 2016, has a rent obligation of $7,335 per month. The lease expires on August 31, 2021. The lease also provides the Company with an option to extend the term of the lease for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of March 31, 2018, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$426,538	$232,456	$36,674	$–
Long-Term Debt	$–	$5,666,666	$4,333,334	$–

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

As of March 31, 2018, we had an accumulated deficit of approximately $155,295,000, which included net losses of approximately $2,982,000 for the three months ended March 31, 2018, and $1,525,000 for the three months ended March 31, 2017. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

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

We have experienced substantial operating losses since inception. As of March 31, 2018, we had an accumulated deficit of approximately $155,295,000, which included net losses of approximately $2,982,000 and $1,525,000 for the three months ended March 31, 2018 and 2017, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of March 31, 2018, we had current assets of approximately $24,515,000, including cash on hand of approximately $21,090,000 and current liabilities of approximately $3,986,000. For the three months ended March 31, 2018, our cash burn was approximately $2,600,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We will require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including:

•	rate of sales growth and adoption of our products in the marketplace;

•	· product gross margin;

•	continued progress and cost of our research and development programs;

•	progress with pre-clinical studies and clinical studies;

•	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;

•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels;

•	market acceptance and reimbursement of our products; and

•	cost for training physicians and other health care personnel.

We have an effective shelf registration statement with the SEC which enables us to raise up to $100 million in equity financing. We entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. in November 2015 for the offer and sale of up to an aggregate of $25,000,000 of shares of our common stock. During the three months ended March 31, 2018, we sold a total of 782,328 shares of our common stock at an average price of $7.97 per share, under the terms of the Sales Agreement, generating net proceeds of approximately $6.0 million. From April 1, 2018 through May 2, 2018 we sold an additional 27,088 shares of our common stock at an average price of $8.29 per share, generating net proceeds of approximately $218,000.

On March 29, 2018, we entered into an Amended and Restated Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank (the “Bank”), pursuant to which the Bank agreed to loan us up to an aggregate of $15,000,000, to be disbursed in two tranches, $10 million and $5 million, respectively. The proceeds from the first tranche of $10 million were used to refinance our existing indebtedness with the Bank. The second tranche of $5 million is available to us through March 31, 2019, subject to certain conditions as outlined in the Amended and Restated Loan and Security Agreement. Despite the foregoing, we expect we will require additional financing in the future. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

As of May 2, 2018, we had 89 full-time employees and several temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even with CE mark approval for our CytoSorb device as a cytokine filter, our products and product candidates may not achieve market acceptance in the countries that recognize and accept the CE mark. Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE mark. There is no guarantee that we will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;

•	the establishment and demonstration of the advantages, safety and efficacy of our polymer technology;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	the development by our competitors of products or product candidates that are similar or identical to ours;

•	our ability to attract corporate partners, including medical device companies, to assist in commercializing our products; and

•	our ability to effectively market our products.

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

Certain of our patents expire between 2020 and 2033. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

For the three months ended March 31, 2018, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

The recently passed Tax Cuts and Jobs Act (the “TCJA”) could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the TCJA, which significantly reforms the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses generated after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Federal net operating losses arising in taxable years ending after December 31, 2017 will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Connected to Our Securities

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to Nasdaq and our common stock began trading on Nasdaq on December 23, 2014 under the symbol “CTSO.” Our common stock closed as high as $8.20 and as low as $6.55 per share between January 1, 2018 and March 31, 2018 on Nasdaq. On May 2, 2018, the closing price of our common stock, as reported on Nasdaq, was $8.10. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 20,026,000 shares remain available for issuance as of March 31, 2018 and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

10.1	Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 4, 2018).
10.2	Success Fee Letter, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on April 4, 2018).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2017 to March 31, 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 8, 2018	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2018	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

