Form 10-Q
period 2018-06-30
Cytosorbents Corp
filed 2018-08-02
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 there were 31,459,443 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Report includes our trademarks and trade names, such as “CytoSorb”, “CytoSorb XL”, “BetaSorb”, “ContrastSorb”, “DrugSorb”, “HemoDefend”, and “VetResQ”, which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$25,282,626	$17,321,862
Grants and accounts receivable, net of allowance for doubtful accounts of $80,273 at June 30, 2018 and $72,698 at December 31, 2017	2,902,851	2,205,859
Inventories	769,247	795,657
Prepaid expenses and other current assets	1,825,557	415,962
Total current assets	30,780,281	20,739,340

Property and equipment, net	1,769,562	1,402,782
Other assets	2,395,960	1,961,185
Total Assets	$34,945,803	$24,103,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,253,463	$1,244,411
Current maturities of long-term debt	-	4,000,000
Accrued expenses and other current liabilities	2,237,816	2,603,920
Total current liabilities	3,491,279	7,848,331
Long term debt, net of current maturities and debt issuance costs	9,893,685	5,992,141
Total Liabilities	13,384,964	13,840,472
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common Stock, Par Value $0.001, 50,000,000 shares authorized; 31,418,654 and 28,973,679 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	31,419	28,974
Additional paid-in capital	182,674,479	162,907,482
Accumulated other comprehensive loss	(29,188)	(360,985)
Accumulated deficit	(161,115,871)	(152,312,636)
Total stockholders' equity	21,560,839	10,262,835
Total Liabilities and Stockholders' Equity	$34,945,803	$24,103,307

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited, As Adjusted)	(Unaudited)	(Unaudited, As Adjusted)
Revenue:
CytoSorb sales	$5,187,055	$3,027,012	$9,590,952	$5,613,145
Other sales	58,500	14,000	87,900	24,000
Total product sales	5,245,555	3,041,012	9,678,852	5,637,145
Grant income	509,883	525,214	1,001,239	1,042,599
Total revenue	5,755,438	3,566,226	10,680,091	6,679,744
Cost of revenue	1,785,854	1,482,010	3,353,499	2,736,493
Gross profit	3,969,584	2,084,216	7,326,592	3,943,251
Other expenses:
Research and development	1,575,751	458,027	3,356,060	912,298
Legal, financial and other consulting	457,931	443,196	874,149	723,141
Selling, general and administrative	6,123,777	3,513,901	10,385,423	6,196,198
Total expenses	8,157,459	4,415,124	14,615,632	7,831,637
Loss from operations	(4,187,875)	(2,330,908)	(7,289,040)	(3,888,386)

Other income/(expense):
Interest expense, net	(839,825)	(123,454)	(1,078,921)	(243,903)
Gain (loss) on foreign currency transactions	(793,502)	719,734	(435,274)	872,788
Total other income (expense), net	(1,633,327)	596,280	(1,514,195)	628,885

Loss before benefit from income taxes	(5,821,202)	(1,734,628)	(8,803,235)	(3,259,501)
Benefit from income taxes	–	–	–	–

Net loss	(5,821,202)	(1,734,628)	(8,803,235)	(3,259,501)

Basic and diluted net loss per common share	$(0.19)	$(0.06)	$(0.30)	$(0.12)
Weighted average number of shares of common stock outstanding	30,302,065	27,953,542	29,827,436	26,735,416

Net loss	$(5,821,202)	$(1,734,628)	$(8,803,235)	$(3,259,501)

Other comprehensive income (loss):
Currency translation adjustment	661,709	(610,333)	331,797	(741,883)
Comprehensive loss	$(5,159,493)	$(2,344,961)	$(8,471,438)	$(4,001,384)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended June 30, 2018 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835

Stock based compensation - employees, consultants and directors	—	—	2,589,973	—	—	2,589,973

Issuance of common stock, net of fees	1,450,155	1,450	13,328,116	—	—	13,329,566

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	331,797	—	331,797

Proceeds from exercise of stock options	440,963	442	1,433,184	—	—	1,433,626

Cashless exercise of stock options	48,133	48	(48)	—	—	—

Cashless exercise of warrants	75,725	75	(75)	—	—	—

Issuance of restricted stock units	62,406	62	545,631	—	—	545,693

Proceeds from exercise of warrants	298,802	299	1,233,285	—	—	1,233,584

Success fee – Bridge Bank	68,791	69	636,931	—	—	637,000
Net loss	—	—	—	—	(8,803,235)	(8,803,235)
Balance at June 30, 2018	31,418,654	$31,419	$182,674,479	$(29,188)	$(161,115,871)	$21,560,839

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2018	Six months ended June 30, 2017
	(Unaudited)	(Unaudited, As Adjusted)

Cash flows from operating activities:
Net loss	$(8,803,235)	$(3,259,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	637,000	–
Depreciation and amortization	117,512	103,561
Amortization of debt costs	49,532	30,481
Bad debt	9,685	3,791
Stock-based compensation	2,589,973	890,994
Foreign currency transaction loss (gain)	435,274	(872,788)
Changes in operating assets and liabilities:
Grants and accounts receivable	(769,001)	(534,647)
Inventories	9,700	(38,565)
Prepaid expenses and other current assets	16,899	(56,235)
Other assets	(6,501)	(15,000)
Accounts payable and accrued expenses	216,335	(119,960)
Net cash used by operating activities	(5,496,827)	(3,867,869)

Cash flows from investing activities:
Purchases of property and equipment	(468,528)	(229,619)
Payments for patent costs	(452,117)	(327,366)
Net cash used by investing activities	(920,645)	(556,985)

Cash flows from financing activities:
Proceeds from long-term debt	666,667	5,000,000
Repayment of long-term debt	(666,667)	–
Payment of debt acquisition costs	(147,988)	(1,560)
Equity contributions - net of fees incurred	11,903,081	10,320,772
Proceeds from exercise of stock options	1,433,626	31,908
Proceeds from exercise of warrants	1,233,584	175,004
Net cash provided by financing activities	14,422,303	15,526,124
Effect of exchange rates on cash	(44,067)	55,882
Net change in cash and cash equivalents	7,960,764	11,157,152

Cash and cash equivalents - beginning of period	17,321,862	5,245,178

Cash and cash equivalents - end of period	$25,282,626	$16,402,330

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$404,113	$216,236

Supplemental disclosure of non-cash financing activities

Settlement of accrued bonuses with restricted stock units	$545,693	$207,566

Proceeds from sale of stock not yet received	$1,426,485	$–

Settlement of Success Fee with common stock	$637,000	$–

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2018

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2018. The results for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2018, the Company had an accumulated deficit of $161,115,871, which included net losses of $8,803,235 for the six months ended June 30, 2018 and $3,259,501 for the six months ended June 30, 2017. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. (See Note 2 for a discussion of the CE mark.) No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. CytoSorb, the Company’s flagship product, is approved in the EU and marketed in and distributed in fifty-three countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In March 2011, CytoSorb was “CE marked” in the European Union (“EU”) allowing for commercial marketing.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 17 issued and 2 allowed but not yet issued U.S. patents and multiple applications pending both in the United States and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2020 and 2035, absent any patent term extensions. Management believes that any near term expiring patents will not have a significant impact on our ongoing business.

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

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the parent, CytoSorbents Corporation, and its direct and indirect wholly-owned subsidiaries, CytoSorbents Medical, Inc, CytoSorbents Europe GmbH and CytoSorbents Switzerland GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the U.S. dollar is the functional currency, are included in other comprehensive income. Foreign currency transaction gains (loss) included in net loss amounted to approximately $(794,000) and $720,000 for the three months ended June 30, 2018 and 2017, respectively. Foreign currency transaction gains (loss) included in net loss amounted to approximately $(435,000) and $873,000 for the six months ended June 30, 2018 and 2017, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to $80,273 and $72,698 at June 30, 2018 and December 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2018 and December 31, 2017, the Company’s inventory was comprised of finished goods, which amounted to $210,212 and $151,872, respectively; work in process which amounted to $354,383 and $528,039, respectively; and raw materials, which amounted to $204,652 and $115,746, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $49,000 and $37,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $86,000 and $87,000 for the six months ended June 30, 2018 and 2017, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2018 or December 31, 2017. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of June 30, 2018, one distributor accounted for approximately 14% of outstanding grants and accounts receivable. As of June 30, 2017, one distributor accounted for approximately 13% of outstanding grants and accounts receivable. As of December 31, 2017, two distributors accounted for approximately 28% of outstanding grants and accounts receivable. For the three months ended June 30, 2018, one direct customer accounted for approximately 11% of the Company’s total revenue, and for the six months ended June 30, 2018 and 2017, no agency, distributor, or direct customer represented more than 10% of the Company’s revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $71,000 and $45,000, respectively, for the three months ended June 30, 2018 and 2017, and $207,000 and $128,000, respectively, for the six months ended June 30, 2018 and 2017.

Reclassifications

Certain reclassifications have been made to the June 30, 2017 financial statements in order to conform to the 2018 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

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

Current accounting treatment. The warrant liability has been eliminated from the Company’s balance sheets for the years 2014, 2015, 2016, and 2017. As of January 1, 2015, the fair value of the warrant liability amounted to $2,981,418. Accordingly, the Company has adjusted its retained earnings and additional paid in capital as of January 1, 2015 by $2,118,498 and $862,920, respectively, in accordance with the provisions of this ASU. In addition, the Company has adjusted its net loss to increase the net loss by $618,248 and $765,106, respectively, for the three and six months ended June 30, 2017, for the effect of the change in the fair value of the warrant liability.

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

Common Stock

Shelf Registration

On July 29, 2015, the Company’s registration statement on Form S-3, as filed with the SEC on July 23, 2015 (the “2015 Shelf”), was declared effective using a “shelf” registration process. On July 26, 2018, in anticipation of the expiration of the 2015 Shelf, the Company filed a new registration statement on Form S-3 with the SEC (the “2018 Shelf”). Once declared effective, the Company will be able to offer and sell, under the 2018 Shelf, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. Pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), the Company may continue to offer and sell securities covered by the 2015 Shelf until the earlier of the effective date of the 2018 Shelf or 180 days after July 29, 2018, the third anniversary of the initial effective date of the 2015 Shelf.

April 5, 2017 Equity Offering

On April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of common stock pursuant to the Company's 2015 Shelf. The Company received gross proceeds of approximately $10,000,000, based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s common stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1,500,000 as a result of the exercise of the option. As a result, the company received total gross proceeds of $11,500,000, and, after deducting the underwriting discounts and commissions and expenses related to the offering, the Company received total net proceeds of approximately $10,300,000. As a result of this offering, the exercise price of the warrants issued in connection with the Company’s March 11, 2014 public offering was reduced to $4.50 in accordance with the pricing provisions of those warrants. There was no change in the number of warrants which were repriced. As a result of the repricing of the warrants which occurred in connection with the April 2017 equity offering, the Company recorded a dividend of $335,731 during the year ended December 31, 2017. These warrants remain exercisable on a cash-only basis.

November 4, 2015 Controlled Equity Offering

On November 4, 2015, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and Co., as agent (“Cantor”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s common stock (the “Shares”). Until such time as the 2018 Shelf is declared effective by the SEC, any shares hereafter offered and sold will be issued pursuant to the Company’s 2015 Shelf, and the related prospectus previously declared effective by the Securities and Exchange Commission (the SEC) on July 29, 2015, as supplemented by a prospectus supplement, dated November 4, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

On July 26, 2018, the Company entered into that certain Amendment No. 1 to the Sales Agreement (the “Sales Agreement Amendment”) to extend the term of the Sales Agreement until such date as the 2018 Shelf expires. The other provisions of the Sales Agreement remain unchanged. References herein to “Sales Agreement” shall refer to the Sales Agreement, as amended by the Sales Agreement Amendment.

Under the Sales Agreement, Cantor may sell Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on Nasdaq, on any existing trading market for the common stock or to or through a market maker. In addition, under the Sales Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. The Company may instruct Cantor not to sell Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the expiration of the 2018 Shelf (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold 550,000 shares at an average price of $6.31 per share, generating net proceeds of approximately $3,367,000. During the six months ended June 30, 2018, the Company sold 1,450,155 shares at an average cost of $9.48 per share, generating net proceeds of approximately $13,330,000. From July 1, 2018 through July 31, 2018, the Company sold 38,700 shares at an average cost of $12.20 per share, generating net proceeds of approximately $458,000. In the aggregate, the Company has sold 2,067,735 shares at an average selling price of $8.66 per share, generating net proceeds of approximately $17,379,000 under the terms of the Sales Agreement.

The Company pays a commission rate of 3.0% of the aggregate gross proceeds from each sale of Shares and has agreed to provide Cantor with customary indemnification and contribution rights. In 2015, the Company reimbursed Cantor $50,000 for certain specified expenses in connection with the execution of the Sales Agreement.

The Company intends to use the net proceeds raised through “at the market” sales to fund clinical studies in the United States and abroad, expand production capacity, support its sales and marketing efforts, further develop its products, and for general working capital purposes.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three and six months ended June 30, 2018 and 2017 amounted to approximately $2,066,000 and $799,000, and $2,590,000 and $891,000, respectively. These amounts are included in selling, general and administrative expenses on the consolidated statement of operations.

The summary of the stock option activity for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2017	3,578,538	$4.64	6.3
Granted	1,352,175	$8.48	9.8
Forfeited	(44,408)	$5.54	–
Expired	(800)	$2.88	–
Exercised	(581,137)	$3.80	–
Outstanding, June 30, 2018	4,304,368	$5.95	7.4

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $6.85 to $11.70 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (62.5 to 66.4 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 2.090 to 2.905 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of June 30, 2018 of $11.40 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2018	Price	Life (Years)	Value
$0.88 - $11.70	4,304,368	$5.95	7.4	$24,425,078

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2018	Price	Value
2,614,387	$4.73	$17,456,210

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2017	1,070,959	$0.70
Granted	1,352,175	$4.70
Forfeited	(31,426)	$2.30
Vested	(701,727)	$3.39
Non-vested, June 30, 2018	1,689,981	$4.38

As of June 30, 2018, the Company had approximately $651,000 of total unrecognized compensation cost related to stock options which will be amortized over six months.

Awards of Stock Options:

On March 15, 2018, the Board of Directors granted options to purchase 531,900 shares of common stock to the Company’s management. On April 23, 2018, the Board of Directors granted options to purchase 668,550 shares of common stock to the Company’s employees. These grants, which total 1,200,450 shares of common stock, will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. The grant date fair value of these unvested options amounted to approximately $5,635,634. Based upon an assessment by management, as of June 30, 2018, the Company has met 37.5% of these milestones, and accordingly we have recorded approximately $1,859,000 and $2,113,000 of stock option expense related to these options in the three and six months ended June 30, 2018, respectively. The Company will continue to assess the likelihood of meeting these milestones throughout 2018 and will record additional stock option expense as appropriate.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2017	264,000	675,300	729,200	1,668,500	$10,845,250
Granted	13,200	49,200	329,350	391,750
Forfeited	–	–	(19,500)	(19,500)
June 30, 2018	277,200	724,500	1,039,050	2,040,750	$23,264,550

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three and six months ended June 30, 2018.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense over the period which they vest. For the three and six months ended June 30, 2018 and 2017, the Company recorded a charge of approximately $209,000 and $14,000, and $240,000 and $45,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2018 and 2017, the Company recorded a charge of approximately $58,000 and $58,000, and $212,000 and $117,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2018, the Company recorded a charge of approximately $96,000 and $128,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2018	110,003	$5.38
Granted	146,200	$7.85
Vested	(117,065)	$6.33
Non-vested, June 30, 2018	139,138	$7.18

Warrants:

As of June 30, 2018, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
15,000	$3.125	September 30, 2018
48,960	$7.500	March 11, 2019
371,398	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
465,358

5.	REVENUE

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

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$58,500	$–	$–	$58,500
Germany	3,232,279	–	–	3,232,279
All other countries	727,185	1,227,591	–	1,954,776
Total product revenue	4,017,964	1,227,591	–	5,245,555
Grant and other income:
United States	–	–	509,883	509,883
Total revenue	$4,017,964	$1,227,591	$509,883	$5,755,438

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2017:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$14,000	$–	$–	$14,000
Germany	1,809,675	–	–	1,809,675
All other countries	356,388	860,949	–	1,217,337
Total product revenue	2,180,063	860,949	–	3,041,012
Grant and other income:
United States	–	–	525,214	525,214
Total revenue	$2,180,063	$860,949	$525,214	$3,566,226

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$87,900	$–	$–	$87,900
Germany	5,850,674	–	–	5,850,674
All other countries	1,420,590	2,319,688	–	3,740,278
Total product revenue	7,359,164	2,319,688	–	9,678,852
Grant and other income:
United States	–	–	1,001,239	1,001,239
Total revenue	$7,359,164	$2,319,688	$1,001,239	$10,680,091

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2017:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$24,000	$–	$–	$24,000
Germany	3,339,417	–	–	3,339,417
All other countries	689,324	1,584,404	–	2,273,728
Total product revenue	4,052,741	1,584,404	–	5,637,145
Grant and other income:
United States	–	–	1,042,599	1,042,599
Total revenue	$4,052,741	$1,584,404	$1,042,599	$6,679,744

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2018	December 31, 2017
Receivables, which are included in grants and accounts receivable	$1,435,230	$1,267,459
Contract liabilities	$39,328	$30,380

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended June 30, 2018 and December 31, 2017, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2018 and the actual price invoiced during the six months ended June 30, 2018. There was no deferred revenue liability as of December 31, 2017.

6.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”) which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). The proceeds of the Term Loans will be used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. Outstanding balances on the Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 8.66% at June 30, 2018.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and six months ended June 30, 2018 and 2017, the Company recorded interest expense amounting to $8,129 and $7,428, respectively, and $15,678 and $14,855, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of each Term Loan. Commencing on November 1, 2019, if the Term B Loan is not made, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. Commencing on May 1, 2020, subject to certain conditions as outlined in the Amended and Restated Loan and Security Agreement, if the Term B Loan is made, which is at the Company’s sole discretion, the Company shall make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three and six months ended June 30, 2018 and 2017, the Company recorded interest expense of $15,625 and $7,813, respectively, and $33,854 and $15,625, respectively, related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Success Fee Letters:

Pursuant to that certain Success Fee Letter (the “2016 Letter”) entered into between the Borrower and the Bank in connection with the Original Term Loans, the Borrower agreed to pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Original Term Loans (the “2016 Letter Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on Nasdaq being $8.00 (after giving effect to any stock splits or consolidations effected after the date thereof) or more for five successive business days. On May 18, 2018, the 2016 Letter Success Fee became due to the Bank as result of an occurrence of the event described in clause (d) above. The Company elected to satisfy the 2016 Letter Success Fee by issuing shares of its common stock, which was permitted under the terms of the 2016 Letter. On May 23, 2018, the Company issued 68,791 shares of its common stock in full satisfaction of the 2016 Letter Success Fee, and the obligations of the Borrower under the 2016 Letter. The 2016 Letter Success Fee was valued at $637,000 and was charged to interest expense in the accompanying Statement of Operations and Comprehensive Loss.

In connection with the Amended and Restated Loan and Security Agreement, the Borrower entered into an additional Success Fee Letter (the “2018 Letter”), which will only be effective if the Term B Loan is drawn. Pursuant to the 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (the “2018 Letter Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on Nasdaq being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the closing price of the Company’s common stock on the date of the funding of the Term B Loan.

If the 2018 Letter Success Fee is due pursuant an event described in clause (d) of the two preceding paragraphs, the Company may elect, in lieu of paying the 2018 Letter Success Fee in cash, to issue and sell to the Bank, in exchange for the 2018 Letter Success Fee, such number of shares of the Company’s common stock as would be equal to the quotient (calculated by rounding up the nearest whole number) obtained by dividing (a) the 2018 Letter Success Fee by (b) the volume weighted average price per share of the Company’s common stock for the same five successive business days on which the closing price per share of the Company’s common stock caused the 2016 Letter Success Fee to become payable.

The Bank’s right to receive the 2018 Letter Success Fee and the Borrower’s obligation to pay such 2018 Letter Success Fee terminate on the fifth anniversary of the funding of the Term B Loan, and shall survive the termination of the Amended and Restated Loan and Security Agreement and any prepayment of the Term Loans.

Long-term debt consists of the following at June 30, 2018:

Principal amount	$10,000,000
Less unamortized debt acquisition costs	(121,941)
Plus accrued final fee	15,626
Subtotal	9,893,685
Less Current maturities	–
Long-term debt net of current maturities	$9,893,685

Principal payments of long-term debt are due as follows at June 30, 2018:

2019	$–
2020	2,666,667
2021	4,000,000
2022	3,333,333
Total	$10,000,000

7.	COMMITMENTS AND CONTINGENCIES

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended June 30, 2018 and 2017, the Company has recorded royalty costs of approximately $155,000 and $89,000, respectfully. For the six months ended June 30, 2018 and 2017, the Company has recorded royalty costs of approximately $286,000 and $166,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2018 and 2017, per the terms of the license agreement, the Company has recorded royalty costs of approximately $259,000 and $149,000, respectfully. For the six months ended June 30, 2018 and 2017, the Company recorded royalty costs of approximately $478,000 and $277,000, respectively.

8.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2018 and 2017 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 4,909,000 and 5,017,000 incremental shares at June 30, 2018 and 2017 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.	SUBSEQUENT EVENT

From July 1, 2018 through July 31, 2018, the Company sold 38,700 shares of its common stock at an average cost of $12.20 per share under the terms of its Sales Agreement. The sales of these shares generated net proceeds of approximately $458,000 (See Note 4).

On July 26, 2018, the Company filed a new registration statement on Form S-3 with the SEC. Once declared effective, the Company will be able to offer and sell in one or more offerings, any combination of common stock, preferred stock, senior of subordinated debt securities, warrants and units, up to a total dollar amount of $150 million.

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

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 46,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology. As of June 30, 2018, the technology is protected by 17 issued and 2 allowed but not yet issued U.S. patents, multiple issued foreign patents, and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 2 to 17 years.

In March 2011, CytoSorb, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, was “CE marked” in the EU, allowing for commercial marketing. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. The CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

Our CE mark enables CytoSorb to be sold throughout all 28 countries of the EU. In addition, many countries outside the EU accept CE mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, elevated levels of bilirubin and myoglobin, and many other conditions where cytokine-induced inflammation plays a detrimental role.

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

In addition to CE mark approval, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale and for additional clinical studies. We also established general reimbursement for CytoSorb in Germany.

From September 2011 through June 2012, we began a controlled market release of CytoSorb in select geographic territories in Germany with the primary goal of preparing for commercialization of CytoSorb in Germany in terms of manufacturing, reimbursement, logistics, infrastructure, marketing, contacts, and other key issues.

In late June 2012, following the establishment of our wholly owned European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. In 2016, a dedicated reimbursement code was established for CytoSorb in Germany. At the end of 2017, we had hundreds of KOLs in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification, who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017, we further expanded our direct sales efforts into Belgium and Luxembourg.

In the second quarter of 2018, we officially opened a new expanded CytoSorb manufacturing facility in New Jersey that quadruples manufacturing capacity and is expected to improve product gross margins in the future.

As of July 31, 2018, our European sales, marketing and clinical support team included 21 direct sales people, one contract sales person and 18 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, Bahrain, and Oman (the GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In October 2016, we announced an exclusive agreement with Foxx Medical Chile SpA to distribute CytoSorb in Chile. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama. In April 2018, we entered into exclusive agreements with Pharmaworld and Chong Lap (H.K.) Co. Ltd. to distribute CytoSorb in Lebanon and Hong Kong, respectively. In July 2018, we disclosed an expansion to a total of 53 countries, including Bosnia, Herzegovina, and Croatia with Medis, d.o.o; Estonia, Latvia, and Lithuania with SIA Scanmed; Moldovia with Smartmedical; and Montenegro and Serbia with MarMedica, d.o.o. We also disclosed a change in our distributor in the United Kingdom, focused on England and Ireland, with Chalice Medical, Ltd.

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

In addition, we now have more than 60 investigator-initiated studies planned, enrolling or completed in Germany, Austria, Switzerland, the Netherlands, Hungary, the United Kingdom, India, Italy and Slovenia. Approximately 20 of these studies are currently enrolling patients. Others have been completed. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They have provided and will continue to provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study. The REFRESH 2-AKI study is a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for the use of CytoSorb in cardiac surgery, which we are planning to pursue via the premarket approval (PMA) pathway. The IDE approval allows us to aggressively move forward with our clinical trial sites to complete the final steps prior to the official start of the study. The REFRESH 2-AKI pivotal study will assess the effectiveness of intraoperative CytoSorb blood treatment on postoperative acute kidney injury (AKI), the primary endpoint of the study and one of the most common adverse events in patients undergoing complex cardiac surgery. The REFRESH 2-AKI trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  The trial will enroll up to 400 patients at increased risk of cardiovascular surgery associated AKI, undergoing elective, non-emergent open heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. We have initiated discussions with previous trial sites that participated in the REFRESH I study that are familiar with the CytoSorb device and intraoperative use during CPB. We believe using sites that previously participated in REFRESH I will accelerate the process of site startup and launch of REFRESH 2. In April 2018, we announced first patient enrollment into the pivotal U.S. REFRESH 2-AKI trial. The REFRESH 2-AKI trial currently has 7 actively recruiting sites, 3 additional sites that have concluded clinical trial agreements, and another 19 sites completing start-up activities. Based on the recommendations of key clinical advisors, a protocol amendment has been submitted to the FDA to improve operational aspects of the patient screening process and expand the inclusion criteria. FDA approval is expected during the third quarter of 2018 at which point 15-20 sites are expected to be active and ready to recruit patients. These changes have been back-tested against patient screening logs and are designed to facilitate enrollment and broaden the applicable market for CytoSorb, if approved. We anticipate that this study will take at least two years to complete, and could take longer if enrollment challenges or other factors causing delays are encountered.

The German government is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. As of July 31, 2018, the trial has enrolled 40 patients.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove contaminants in blood transfusion products. The goal of HemoDefend is to reduce transfusion reactions and improve the safety of older blood. Tooling to build HemoDefend pRBC devices is complete, with initial device build for product qualification in August 2018 and clinical devices later this year, in anticipation of a U.S. pivotal trial designed to support U.S. FDA approval, expected to begin in the first quarter of 2019.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Device companies typically seek the least burdensome path to market that will allow marketing for a commercially viable indication for a product. The path to market possible for a particular device and one or more particular indications will depend on the regulatory framework described below, and also on FDA’s interpretation and application of the laws that comprise that regulatory framework. FDA may provide advice and guidance to medical device companies during product development in a variety of ways, ranging from guidance documents and informal feedback to more formal submissions or meetings including “Pre-Submissions,” also referred to as “Pre-Subs.”

Marketing authorization is generally sought and obtained in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976 (provided it has not been significantly modified or changed since then, and provided FDA has not issued a regulation requiring a PMA application – referred to as a “pre-amendment device”), (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. In the case where no substantially equivalent predicate exists, but where a 510(k) submission would otherwise be the most appropriate path, an alternative path to approval is through a de novo 510(k) submission.

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

In the U.S., we believe that our potential devices, if we were to pursue marketing authorization, would likely fall under the classification for “Sorbent Hemoperfusion Systems” (21 C.F.R. § 876.5870). This category of device was a pre-amendment Class III device. Under current regulations, based on a final order issued by FDA in 2014, this category of product has been down-classified as Class II (subject to a 510(k) and special controls) when the device is intended for the treatment of poisoning and drug overdose, and Class III (subject to premarket approval) when the device is intended for the treatment of life-threatening illnesses. Special and general controls are designed to establish reasonable assurance of safety and effectiveness of the device, and for which there is sufficient information to establish special controls to provide such assurance.

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

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorb® device will be approved for CE Mark labeling in other potential medical applications or that it will be approved for cytokine adsoprtion in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of June 30, 2018, we received approximately $3,825,000 in funding under this contract and no funding remains.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,522,000 over a two year period. As of June 30, 2018, we received approximately $1,382,000 and have approximately $140,000 remaining under this contract.

In March 2016, we were awarded a Phase I SBIR contract for the development program entitled “Mycotoxin Absorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of June 30, 2018, we received approximately $150,000 and no funding remains under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract is to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of June 30, 2018, we received approximately $150,000 and no funding remains under this contract.

In July 2016, we were awarded a Phase I Small Business Innovation Research (“SBIR”) contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of June 30, 2018, we received approximately $150,000 and no funding remains under this contract.

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provides for maximum funding of $999,996 over two years. This program is funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of June 30, 2018, we received approximately $652,000 in funding under this contract and have approximately $348,000 remaining under this contract.

In May 2017, we were awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of June 30, 2018, we received approximately $520,000 and have approximately $480,000 remaining under this contract.

In May 2017, we were awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of June 30, 2018, we received approximately $143,000 and have approximately $576,000 remaining under this contract.

In September 2017, we were awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of $999,871. As of June 30, 2018, we received approximately $168,000 and have approximately $832,000 remaining under this contract.

Results of Operations

Comparison for the three months ended June 30, 2018 and 2017:

Revenues:

Revenue from product sales was approximately $5,246,000 in the three months ended June 30, 2018, as compared to approximately $3,041,000 in the three months ended June 30, 2017, an increase of approximately $2,205,000, or 73%. This increase was primarily driven by an increase in direct sales from both new customers and repeat orders from existing customers and an increase in distributor sales. Approximately $371,000 of this increase was due to the increase in the Euro to U.S. dollar exchange rate for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Grant income was approximately $510,000 for the three months ended June 30, 2018 as compared to approximately $525,000 for the three months ended June 30, 2017, a decrease of approximately $15,000. This decrease was a result of timing of certain grant revenue.

Total revenues were approximately $5,755,000 for the three months ended June 30, 2018, as compared to total revenues of approximately $3,566,000 for the three months ended June 30, 2017, an increase of approximately $2,189,000 or 61%.

Cost of Revenues:

For the three months ended June 30, 2018 and 2017, cost of revenue was approximately $1,786,000 and $1,482,000, respectively, an increase of approximately $304,000. Product cost of revenues increased approximately $323,000 during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to increased sales. Product gross margins were approximately 74% for the three months ended June 30, 2018, as compared to approximately 65% for the three months ended June 30, 2017.  This increase in gross margin of 9% was due to a reduction in the cost of devices manufactured as a result of production efficiencies achieved, as well as a favorable mix of sales between direct customers and distributors and the impact of the increase in the exchange rate of the Euro.

Research and Development Expenses:

For the three months ended June 30, 2018, research and development expenses were approximately $1,576,000 as compared to research and development expenses of approximately $458,000 for the three months ended June 30, 2017. The increase of approximately $1,118,000 was due to increase in costs related to our clinical studies and trials of approximately $587,000, an increase in our clinical related salaries of approximately $153,000, an increase in non-clinical research and development salaries of approximately $92,000, an increase in new product development costs of approximately $64,000, a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $84,000, which had the effect of increasing the amount of our non-reimbursable research and development costs, and an increase in lab supplies of approximately $26,000 and an increase in non-grant related research and development costs of approximately $112,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $458,000 for the three months ended June 30, 2018, as compared to approximately $443,000 for the three months ended June 30, 2017. The increase of approximately $15,000 was due to an increase in legal fees of approximately $81,000 related to certain corporate initiatives. This increase was offset by a decrease in accounting and auditing fees of approximately $49,000, a reduction of employment agency fees of approximately $12,000 and a reduction of consulting fees of approximately $5,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $6,124,000 for the three months ended June 30, 2018, as compared to approximately $3,514,000 for the three months ending June 30, 2017. The increase of $2,610,000 was due to an increase in salaries, commissions and related costs of approximately $352,000 related to headcount additions and increased sales, an increase in non-cash stock based compensation expense of approximately $1,303,000 related to progress related to the attainment of the Company’s 2018 operating milestones, an increase in restricted stock expense of approximately $291,000 related to restricted stock units granted to the Company executive officers, an increase in royalty expense of approximately $175,000 due to increased sales, an increase in sales and marketing costs (which include advertising and conferences) of approximately $315,000, an increase in travel and entertainment costs of approximately $15,000, an increase in public relations expense of approximately $32,000 and an increase in office related expenses and other general and administrative costs, which include office supplies, utilities and commercial insurance of approximately $127,000.

Interest Expense, net:

For the three months ended June 30, 2018, interest expense was approximately $840,000, as compared to interest expense of approximately $123,000 for the three months ended June 30, 2017. This increase in interest expense of approximately $717,000 is directly related to the settlement of the Success Fee with Bridge Bank in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter with Bridge Bank and the additional interest related to the draw down of the Term B Loan (as defined in the Loan and Security Agreement dated June 30, 2016 with Bridge Bank) on June 30, 2017 in the amount of $5,000,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2018, the loss on foreign currency transactions was approximately $794,000 as compared to a gain approximately $720,000 for the three months ended June 30, 2017. The 2018 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at June 30, 2018 as compared to March 31, 2018. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at June 30, 2018, as compared to $1.23 per Euro at March 31, 2018. The 2017 gain is directly related to the increase in the exchange rate of the Euro at June 30, 2017 as compared to March 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2017 as compared to $1.07 per Euro at March 31, 2017.

Comparison for the six months ended June 30, 2018 and 2017:

Revenues:

Revenue from product sales was approximately $9,679,000 in the six months ended June 30, 2018, as compared to approximately $5,637,000 in the six months ended June 30, 2017, an increase of approximately $4,042,000, or 72%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales. Approximately $941,000 of this increase was due to the increase in the Euro to U.S. dollar exchange rate for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Grant income was approximately $1,001,000 for the six months ended June 30, 2018, as compared to approximately $1,043,000 for the six months ended June 30, 2017, a decrease of approximately $42,000, or 4%, due to the timing of certain grant revenues.

Total revenues were approximately $10,680,000 for the six months ended June 30, 2018, as compared to total revenue of approximately $6,680,000, for the six months ended June 30, 2017, an increase of approximately $4,000,000, or 60%.

Cost of Revenues:

For the six months ended June 30, 2018 and 2017, cost of revenue was approximately $3,353,000 and $2,736,000, respectively, an increase of approximately $617,000, primarily due to increased sales. Product gross margins were approximately 74% for the six months ended June 30, 2018, as compared to approximately 66% for the six months ended June 30, 2017. This increase in gross margin of 8% was due to a reduction in the cost of devices manufactured as a result of production efficiencies achieved, as well as a favorable mix of sales between direct customers and distributors and the impact of the increase in the exchange rate of the Euro.

Research and Development Expenses:

For the six months ended June 30, 2018, research and development expenses were approximately $3,356,000, as compared to research and development expenses of approximately $912,000 for the six months ended June 30, 2017, an increase of approximately $2,444,000. This increase was due to increase in costs related to our clinical studies and trials of approximately $1,557,000, an increase in our clinical related salaries of approximately $290,000, an increase in non-clinical research and development salaries of approximately $213,000, an increase in new product development costs of approximately $65,000, an increase in lab supplies of approximately $65,000, a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $11,000, which had the effect of increasing the amount of our non-reimbursable research and development costs and an increase in non-grant related research and development costs of approximately $243,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $874,000 for the six months ended June 30, 2018, as compared to approximately $723,000 for the six months ended June 30, 2017. The increase of approximately $151,000 was due to an increase in employment agency fees of approximately $67,000 related to the recruitment of senior level personnel and an increase in legal fees of approximately $125,000 related to certain corporate initiatives. These increases were offset by a decrease in accounting and auditing fees of approximately $27,000 and consulting fees of approximately $14,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $10,385,000 for the six months ended June 30, 2018, as compared to approximately $6,196,000 for the six months ending June 30, 2017, an increase of $4,189,000. The increase in selling, general, and administrative expenses was due to an increase in salaries, commissions and related costs of approximately $1,048,000 related to headcount additions and increased sales, an increase in stock based compensation of approximately $1,695,000 related to progress related to the attainment of the Company’s 2018 operating milestones, an increase in restricted stock expense of $418,000 related to restricted stock units granted to the Company executive officers, an increase in royalty expense of approximately $321,000 due to increased sales, an increase in sales and marketing costs (which include advertising and conferences) of approximately $379,000, an increase in travel and entertainment costs of approximately $109,000, an increase in public relations expense of approximately $75,000 and an increase in office related expenses and other general and administrative costs, which include office supplies, utilities and commercial insurance of approximately $144,000.

Interest Expense, net:

For the six months ended June 30, 2018, interest expense was approximately $1,079,000, as compared to interest expense of approximately $244,000 for the six months ended June 30, 2017. This increase in interest expense of approximately $835,000 is directly related to the settlement of the Success Fee with Bridge Bank in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter with Bridge Bank and the additional interest related to the draw down of the Term B Loan (as defined in the Loan and Security Agreement dated June 30, 2016 with Bridge Bank) on June 30, 2017 in the amount of $5,000,000.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2018, the loss on foreign currency transactions was approximately $435,000, as compared to a gain of approximately $873,000 for the six months ended June 30, 2017. The 2018 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at June 30, 2018 as compared to December 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at June 30, 2018, as compared to $1.20 per Euro at December 31, 2017. The 2017 gain is directly related to the increase in the exchange rate of the Euro at June 30, 2017, as compared to December 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2017 as compared to $1.05 per Euro at December 31, 2016.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2018, we had an accumulated deficit of approximately $161,116,000, which included losses of approximately $8,803,000 and $3,260,000 for the six month periods ended June 30, 2018 and 2017, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At June 30, 2018, we had current assets of approximately $30,780,000 including cash on hand of approximately $25,283,000 and current liabilities of approximately $3,491,000.

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

In addition, during the six months ended June 30, 2018, the Company sold 1,450,155 shares of its common stock under the terms of its Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald and Co. (as amended, the “Sales Agreement”) at an average cost of $9.48 per share, generating net proceeds of approximately $13,330,000, and during the period from July 1, 2018 through July 31, 2018, the Company sold an additional 38,700 shares of its common stock at an average cost of $12.20 per share, generating net proceeds of approximately $458,000.

As a result of the equity financing under the terms of the Sales Agreement and the availability of additional debt financing under the Amended and Restated Loan and Security Agreement with Bridge Bank, we believe we have sufficient liquidity to fund our operations into the second half of 2020.

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

In September 2016, the Company entered into a five year lease agreement with Klimik GmbH for 600 square meters of office and warehouse space for its wholly-owned subsidiary CytoSorbents Europe GmbH. The lease, which commenced on September 1, 2016, has a rent obligation of $6,964 per month. The lease expires on August 31, 2021. The lease also provides the Company with an option to extend the term of the lease for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of March 31, 2018, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$393,873	$167,126	$13,927	$–
Long-Term Debt	$–	$6,666,667	$3,333,333	$–

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe that we have adequate cash for more than the next 12 months of operations, however, we may need to raise additional capital to support clinical trials in the U.S. and/or elsewhere. We will be better able to address this need once the specific protocols of these trials are finalized.

As of June 30, 2018, we had an accumulated deficit of approximately $161,116,000, which included net losses of approximately $8,803,000 for the six months ended June 30, 2018, and $3,260,000 for the six months ended June 30, 2017. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of June 30, 2018, we had an accumulated deficit of approximately $161,116,000, which included net losses of approximately $8,803,000 and $3,260,000 for the six months ended June 30, 2018 and 2017, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of June 30, 2018, we had current assets of approximately $30,780,000, including cash on hand of approximately $25,283,000 and current liabilities of approximately $3,491,000. For the six months ended June 30, 2018, our cash burn was approximately $6,462,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have an effective shelf registration statement with the SEC which enables us to raise up to $100 million in equity financing. On July 26, 2018, we filed a new registration statement on Form S-3 (the “2018 Shelf”). Once the 2018 Shelf is declared effective by the SEC, we will be able to issue in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million.

In addition, we are party to a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of shares of our common stock. On July 26, 2018, we entered into an amendment to the Sales Agreement to extend the term of the Sales Agreement until such date as the 2018 Shelf expires. The other provisions of the Sales Agreement remain unchanged. During the six months ended June 30, 2018, we sold a total of 1,450,155 shares of our common stock at an average price of $9.48 per share, under the terms of the Sales Agreement, generating net proceeds of approximately $13.3 million. From July 1, 2018 through July 31, 2018 we sold an additional 38,700 shares of our common stock at an average price of $12.20 per share, generating net proceeds of approximately $458,000.

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

As of July 31, 2018, we had 101 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, certain of our existing patents expire between 2020 and 2035. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Certain of our patents expire between 2020 and 2035. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

We may pursue various indications for our product candidates, and they may be subject to different FDA regulatory pathways for marketing authorization, and under the jurisdiction of different FDA review divisions within FDA’s Office of Device Evaluation.

As we seek to determine commercially viable indications for our product candidates, we may consider pursuing a variety of indications that may be approved through one of several different FDA regulatory clearance or approval pathways, and under the jurisdiction of different FDA review divisions within the FDA’s Office of Device Evaluation. We expect the pathways available to us will be impacted by the FDA regulatory history of the category of “sorbent hemoperfusion systems” and our options may also be impacted by FDA’s interpretations and application of these and other regulatory standards to our product candidates. The regulatory pathways available to us may impact the level and type of data necessary to support our applications, and the post-marketing requirements to which we and our products will be subject.

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

For the six months ended June 30, 2018, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to Nasdaq and our common stock began trading on Nasdaq on December 23, 2014 under the symbol “CTSO.” Our common stock closed as high as $12.35 and as low as $6.55 per share between January 1, 2018 and June 30, 2018 on Nasdaq. On July 31, 2018, the closing price of our common stock, as reported on Nasdaq, was $12.00. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 18,581,000 shares remain available for issuance as of June 30, 2018 and may be issued by us without stockholder approval.

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

We are party to a Controlled Equity OfferingSM Sales Agreement, as amended with Cantor Fitzgerald & Co. pursuant to which we may offer shares of our common stock from time to time through “at-the-market” offerings. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description
10.1	Amendment No. 1 to Sales Agreement, dated as of July 26, 2018, by and between CytoSorbents Corporation and Cantor Fitzgerald & Co. (incorporated by reference to Echibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 26, 2018).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2017 to June 30, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 2, 2018	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2018	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)