Form 10-Q
period 2018-09-30
Cytosorbents Corp
filed 2018-11-06
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company☑
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

As of October 31, 2018 there were 31,651,821 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$24,911,264	$17,321,862
Grants and accounts receivable, net of allowance for doubtful accounts of $80,873 at September 30, 2018 and $72,698 at December 31, 2017	3,642,510	2,205,859
Inventories	779,425	795,657
Prepaid expenses and other current assets	617,119	415,962
Total current assets	29,950,318	20,739,340

Property and equipment, net	1,677,049	1,402,782
Other assets	2,622,104	1,961,185
Total Assets	$34,249,471	$24,103,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,859,328	$1,244,411
Current maturities of long-term debt	-	4,000,000
Accrued expenses and other current liabilities	2,401,975	2,603,920
Total current liabilities	4,261,303	7,848,331
Long term debt, net of current maturities and debt issuance costs	9,917,439	5,992,141
Total Liabilities	14,178,742	13,840,472
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common Stock, Par Value $0.001, 50,000,000 shares authorized; 31,633,432 and 28,973,679 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	31,633	28,974
Additional paid-in capital	184,089,635	162,907,482
Accumulated other comprehensive income (loss)	70,097	(360,985)
Accumulated deficit	(164,120,636)	(152,312,636)
Total stockholders' equity	20,070,729	10,262,835
Total Liabilities and Stockholders' Equity	$34,249,471	$24,103,307

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$5,102,748	$3,416,461	$14,693,699	$9,029,606
Other sales	-	32,200	87,900	56,200
Total product sales	5,102,748	3,448,661	14,781,599	9,085,806
Grant income	640,225	375,638	1,641,464	1,418,237
Total revenue	5,742,973	3,824,299	16,423,063	10,504,043
Cost of revenue	2,052,696	1,516,864	5,406,195	4,253,357
Gross profit	3,690,277	2,307,435	11,016,868	6,250,686
Other expenses:
Research and development	1,943,417	643,193	5,299,475	1,555,491
Legal, financial and other consulting	416,634	238,303	1,290,783	961,444
Selling, general and administrative	4,040,847	3,574,984	14,426,272	9,771,182
Total expenses	6,400,898	4,456,480	21,016,530	12,288,117
Loss from operations	(2,710,621)	(2,149,045)	(9,999,662)	(6,037,431)

Other income/(expense):
Interest expense, net	(185,238)	(253,780)	(1,264,161)	(497,683)
Gain (loss) on foreign currency transactions	(108,903)	348,546	(544,177)	1,221,334
Total other income (expense), net	(294,141)	94,766	(1,808,338)	723,651

Loss before benefit from income taxes	(3,004,762)	(2,054,279)	(11,808,000)	(5,313,780)
Benefit from income taxes	-	-	-	-

Net loss	(3,004,762)	(2,054,279)	(11,808,000)	(5,313,780)
Dividend, warrant exercise price adjustment	-	-	-	(335,731)
Net loss available to common stockholders	(3,004,762)	(2,054,279)	(11,808,000)	(5,649,511)

Basic and diluted net loss per common share	$(0.10)	$(0.07)	$(0.39)	$(0.21)
Weighted average number of shares of common stock outstanding	31,305,620	28,206,437	30,394,326	27,231,145

Net loss	$(3,004,762)	$(2,054,279)	$(11,808,000)	$(5,313,780)

Other comprehensive income (loss):
Currency translation adjustment	99,286	(280,078)	431,082	(1,021,961)
Comprehensive loss	$(2,905,476)	$(2,334,357)	$(11,376,918)	$(6,335,741)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2018 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835

Stock based compensation - employees, consultants and directors	-	-	2,863,739	-	-	2,863,739

Issuance of common stock, net of fees	1,498,230	1,498	13,915,465	-	-	13,916,963

Other comprehensive income: foreign translation adjustment	-	-	-	431,082		431,082

Proceeds from exercise of stock options	576,936	578	1,940,133	-	-	1,940,711

Cashless exercise of stock options	50,032	49	(49)	-	-	-

Cashless exercise of warrants	89,556	89	(89)	-	-	-

Issuance of restricted stock units	62,406	62	545,631	-	-	545,693

Proceeds from exercise of warrants	313,802	314	1,280,392	-	-	1,280,706

Success fee – Bridge Bank	68,791	69	636,931	-	-	637,000
Net loss	-	-	-	-	(11,808,000)	(11,808,000)
Balance at September 30, 2018	31,633,432	$31,633	$184,089,635	$70,097	$(164,120,636)	$20,070,729

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2018 (Unaudited)	Nine months ended September 30, 2017 (Unaudited)
Cash flows from operating activities:
Net loss	$(11,808,000)	$(5,313,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	637,000	-
Non-cash compensation	734,308	251,729
Depreciation and amortization	256,794	161,688
Amortization of debt costs	73,286	56,268
Bad debt	16,722	3,897
Stock-based compensation	2,863,739	1,851,020
Foreign currency transaction loss (gain)	544,177	(1,221,334)
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,518,237)	(803,348)
Inventories	14,259	(227,882)
Prepaid expenses and other current assets	(209,683)	(8,528)
Other assets	(6,414)	(15,000)
Accounts payable and accrued expenses	269,511	(785,951)
Net cash used by operating activities	(8,132,538)	(6,051,221)

Cash flows from investing activities:
Purchases of property and equipment	(495,526)	(579,944)
Payments for patent costs	(701,306)	(516,203)
Net cash used by investing activities	(1,196,832)	(1,096,147)

Cash flows from financing activities:
Proceeds from long-term debt	666,667	5,000,000
Repayment of long-term debt	(666,667)	-
Payment of debt acquisition costs	(147,988)	(1,560)
Equity contributions - net of fees incurred	13,916,963	11,775,046
Proceeds from exercise of stock options	1,940,711	181,480
Proceeds from exercise of warrants	1,280,706	260,504
Net cash provided by financing activities	16,990,392	17,215,470
Effect of exchange rates on cash	(71,620)	87,068
Net change in cash and cash equivalents	7,589,402	10,155,170

Cash and cash equivalents - beginning of period	17,321,862	5,245,178

Cash and cash equivalents - end of period	$24,911,264	$15,400,348

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$667,427	$407,347

Supplemental disclosure of non-cash investing and financing activities:

Settlement of accrued bonuses with restricted stock units	$545,693	$207,608

Dividend, warrant exercise price adjustment	$-	$335,731

Proceeds from sale of stock not yet received	$-	$196,417

Settlement of Success Fee with common stock	$637,000	$-

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2018

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018. The results for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2018, the Company had an accumulated deficit of $164,120,636, which included net losses of $11,808,000 for the nine months ended September 30, 2018 and $5,313,780 for the nine months ended September 30, 2017. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011,and is currently being marketed in and distributed in fifty-three countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies and are expected to expire between 2020 and 2035, absent any patent term extensions. Management believes that any near term expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the U.S. dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the local currency is the functional currency, are included in other comprehensive income. Foreign currency transaction gains (loss) included in net loss amounted to approximately $(109,000) and $349,000 for the three months ended September 30, 2018 and 2017, respectively. Foreign currency transaction gains (loss) included in net loss amounted to approximately $(544,000) and $1,221,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $81,000 and $73,000 at September 30, 2018 and December 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At September 30, 2018 and December 31, 2017, the Company’s inventory was comprised of finished goods, which amounted to $159,998 and $151,872, respectively; work in process which amounted to $390,497 and $528,039, respectively; and raw materials, which amounted to $228,930 and $115,746, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Grant Income: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, while other agreements provide for reimbursement of costs and an overhead margin. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $40,000 and $45,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $126,000 and $132,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has provided a valuation allowance against all deferred tax assets. Under Section 382 of the Internal Revenue Code, the net operating losses generated prior to the previously completed reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership. The Tax Cuts and Job Act was enacted on December 22, 2017 and reduces the U.S. Federal corporate income tax rate from 35% to 21%.

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2018 or December 31, 2017. The Company files tax returns in the U.S. federal and state jurisdictions.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States. (See Note 4 for further information relating to the Company’s revenue.)

As of September 30, 2018, one distributor accounted for approximately 14% of outstanding grants and accounts receivable. As of September 30, 2017, two distributors accounted for approximately 33% of outstanding grants and accounts receivable. As of December 31, 2017, two distributors accounted for approximately 28% of outstanding grants and accounts receivable. For the three and nine months ended September 30, 2018 and 2017, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $67,000 and $50,000, respectively, for the three months ended September 30, 2018 and 2017, and $273,000 and $178,000, respectively, for the nine months ended September 30, 2018 and 2017.

Reclassifications

Certain reclassifications have been made to the September 30, 2017 financial statements in order to conform to the 2018 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

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

Common Stock

Shelf Registration

On July 29, 2015, the Company’s registration statement on Form S-3, as filed with the SEC on July 23, 2015 (the “2015 Shelf”), was declared effective using a “shelf” registration process. On July 26, 2018, in anticipation of the expiration of the 2015 Shelf, the Company filed a new registration statement on Form S-3 with the SEC (as amended, the “2018 Shelf”). The 2018 Shelf, which was declared effective on August 7, 2018, enables the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million.

April 5, 2017 Equity Offering

On April 5, 2017, the Company closed on the sale of an aggregate of 2,222,222 shares of common stock pursuant to the Company's 2015 Shelf. The Company received gross proceeds of approximately $10,000,000, from the sale of such shares based on a public offering price of $4.50 per share. On April 11, 2017, the Company closed the sale of an additional 333,333 shares of the Company’s common stock, pursuant to the underwriters’ full exercise of an over-allotment option. The Company received gross proceeds of approximately $1,500,000 from the exercise of the option. As a result, the Company received total gross proceeds of $11,500,000 from the offering, and, after deducting the underwriting discounts and commissions and related expenses, the Company received total net proceeds of approximately $10,300,000. As a result of this offering, the exercise price of the warrants issued in connection with the Company’s March 11, 2014 public offering was reduced to $4.50 in accordance with the pricing provisions of those warrants. There was no change in the number of warrants which were repriced. As a result of the repricing of the warrants which occurred in connection with the April 2017 equity offering, the Company recorded a dividend of $335,731 during the year ended December 31, 2017.

November 4, 2015 Controlled Equity Offering

On November 4, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor”), pursuant to which the Company may offer to sell, from time to time through Cantor, shares of the Company’s common stock (the “Shares”). Any Shares hereafter offered and sold will be issued pursuant to the Company’s 2018 Shelf, and the related prospectus which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

On July 26, 2018, the Company entered into that certain Amendment No. 1 to the Sales Agreement (the “Sales Agreement Amendment”) to extend the term of the Sales Agreement until the expiration of the 2018 Shelf. The other provisions of the Sales Agreement remain unchanged. References herein to “Sales Agreement” shall refer to the Sales Agreement, as amended by the Sales Agreement Amendment.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the expiration of the 2018 Shelf (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold 550,000 shares at an average price of $6.31 per share, generating net proceeds of approximately $3,367,000. During the nine months ended September 30, 2018, the Company sold 1,498,320 shares at an average cost of $9.58 per share, generating net proceeds of approximately $13,917,000. From October 1, 2018 through October 31, 2018, the Company sold 17,030 shares at an average cost of $12.69 per share, generating net proceeds of approximately $209,000. In the aggregate, the Company has sold 2,094,230 shares at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000 under the terms of the Sales Agreement.

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

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three and nine months ended September 30, 2018 and 2017 amounted to approximately $274,000 and $960,000, and $2,864,000 and $1,851,000, respectively. These amounts are included in selling, general and administrative expenses on the consolidated statement of operations.

The summary of the stock option activity for the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2017	3,578,538	$4.64	6.3
Granted	1,428,175	$7.98	9.5
Forfeited	(55,324)	$5.57	—
Expired	(800)	$2.88	—
Exercised	(719,610)	$3.78	—
Outstanding, September 30, 2018	4,230,979	$5.90	7.3

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $6.85 to $14.80 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (61.6 to 66.4 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 2.09 to 3.00 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of September 30, 2018 of $12.90 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2018	Price	Life (Years)	Value
$2.00 - $14.80	4,230,979	$5.90	7.3	$29,640,061

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2018	Price	Value
2,501,456	$4.82	$20,253,186

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2017	1,070,959	$0.70
Granted	1,428,175	$4.83
Forfeited	(35,326)	$2.43
Vested	(734,285)	$3.41
Non-vested, September 30, 2018	1,729,523	$4.52

As of September 30, 2018, the Company had approximately $926,000 of total unrecognized compensation cost related to stock options which will be amortized over twenty-one months.

Awards of Stock Options:

On March 15, 2018, the Board of Directors granted options to purchase 531,900 shares of common stock to the Company’s management. On April 23, 2018, the Board of Directors granted options to purchase 668,550 shares of common stock to the Company’s employees. These grants, which total 1,200,450 shares of common stock, will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. The grant date fair value of these unvested options amounted to approximately $5,635,634. Based upon an assessment by management, which was reviewed by the Board of Directors, as of September 30, 2018, the Company has met 37.5% of these milestones, and accordingly we have recorded approximately $-0- and $2,113,000 of stock option expense related to these options in the three and nine months ended September 30, 2018, respectively. The Company will continue to assess the likelihood of meeting these milestones throughout 2018 and will record additional stock option expense as appropriate.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2017	264,000	675,300	729,200	1,668,500	$10,845,250
Granted	13,200	49,200	329,350	391,750
Forfeited	—	—	(42,750)	(42,750)
September 30, 2018	277,200	724,500	1,015,800	2,017,500	$26,025,750

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three and nine months ended September 30, 2018.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company, on June 7, 2016, the Board of Directors granted 80,000 restricted stock units to certain senior managers of the Company. These awards were valued at $375,200 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. These awards are charged to expense over the period which they vest. No charge was required to be charged for the three months ended September 30, 2018, as these restricted stock units became fully vested during the quarter ended June 30, 2018. The Company recorded a charge of approximately $14,000 during the three months ending September 30, 2017 on these restricted stock units. During the nine months ended September 30, 2018 and 2017, respectively, the Company recorded a charge of $240,000 and $77,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2018 and 2017, the Company recorded a charge of approximately $58,000 for each period. For the nine months ended September 30, 2018 and 2017, the Company recorded a charge of approximately $271,000 and $175,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2018, the Company recorded a charge of approximately $96,000 and $223,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2018	110,003	$5.38
Granted	146,200	$7.85
Vested	(117,065)	$6.33
Non-vested, September 30, 2018	139,138	$7.18

Warrants:

 As of September 30, 2018, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price per Share	Expiration Date
48,960	$7.500	March 11, 2019
351,398	$4.500	March 11, 2019
30,000	$9.900	January 14, 2020
430,358

4.	REVENUE

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

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$–	$–	$–	$–
Germany	2,766,922	–	–	2,766,922
All other countries	613,491	1,722,335	–	2,335,826
Total product revenue	3,380,413	1,722,335	–	5,102,748
Grant and other income:
United States	–	–	640,225	640,225
Total revenue	$3,380,413	$1,722,335	$640,225	$5,742,973

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2017:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$32,200	$–	$–	$32,200
Germany	2,093,792	–	–	2,093,792
All other countries	485,677	836,992	–	1,322,669
Total product revenue	2,611,669	836,992	–	3,448,661
Grant and other income:
United States	–	–	375,638	375,638
Total revenue	$2,611,669	$836,992	$375,638	$3,824,299

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$18,900	$–	$–	$18,900
Germany	8,686,596	–	–	8,686,596
All other countries	2,034,080	4,042,023	–	6,076,103
Total product revenue	10,739,576	4,042,023	–	14,781,599
Grant and other income:
United States	–	–	1,641,464	1,641,464
Total revenue	$10,739,576	$4,042,023	$1,641,464	$16,423,063

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2017:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$56,200	$–	$–	$56,200
Germany	5,433,209	–	–	5,433,209
All other countries	1,175,001	2,421,396	–	3,596,397
Total product revenue	6,664,410	2,421,396	–	9,085,806
Grant and other income:
United States	–	–	1,418,237	1,418,237
Total revenue	$6,664,410	$2,421,396	$1,418,237	$10,504,043

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. All sales of the device are outside the United States, as CytoSorb is not yet approved in the United States. Direct sales are fulfilled from the Company’s office in Berlin, Germany. Direct sales relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium and Luxembourg. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items as earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world. The Company has a formal written contract with each distributor/strategic partner. These contracts have terms ranging from 1-5 years in length, with three years being the typical term. Each distributor’s/strategic partner’s contract has minimum annual purchase requirements in order to maintain exclusivity in their respective territories. Except for Fresenius Medical Care (“FMC”), there is no additional consideration or monetary penalty that would be required to be paid to CytoSorbents if a distributor does not meet the minimum purchase commitments included in the contract, however, at the discretion of the Company, the distributor may lose its exclusive rights in the territory if such commitments are not met. The FMC agreement provides that FMC must make specific minimum quarterly purchases. In the event that FMC does not meet the minimum quarterly purchase amounts as stipulated in their agreement, FMC would be required to make minimum quarterly payments. If this situation should occur, which is not anticipated, the Company would record these minimum payments as other income in the financial statements. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

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

In summary, the contracts the Company has with customers are the distributor/strategic partner contracts related to CytoSorb product sales, agreements with direct customers related to free-of-charge product and credit rebates based upon achieving minimum purchase levels, and contracts with various government agencies related to the Company’s grants. The Company does not currently incur any outside/third party incremental costs to obtain any of these contracts. The Company does incur internal costs, primarily salary related costs, to obtain the contracts related to the grants. Company employees spend time reviewing the program requirements and developing the budget and related proposal to submit to the grantor agency. There may additionally be travel expenditures involved with meeting with government agency officials during the negotiation of the contract. These internal costs are expensed as incurred.

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2018	December 31, 2017
Receivables, which are included in grants and accounts receivable	$2,381,031	$1,267,459
Contract liabilities	$35,113	$30,380

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended September 30, 2018 and December 31, 2017, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2018 and the actual price invoiced during the nine months ended September 30, 2018. There was no deferred revenue liability as of December 31, 2017.

5.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). The proceeds of the Term Loans will be used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. Outstanding balances on the Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 8.91% at September 30, 2018.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and nine months ended September 30, 2018 and 2017, the Company recorded interest expense amounting to $8,129 and $7,558, respectively, and $23,807 and $22,413, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Commencing on the first calendar day of the calendar month after a Term Loan is made, the Company shall make monthly payments of interest only during the term of each Term Loan. Commencing on November 1, 2019, if the Term B Loan is not made, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. Commencing on May 1, 2020, subject to certain conditions as outlined in the Amended and Restated Loan and Security Agreement, if the Term B Loan is made, which is at the Company’s sole discretion, the Company shall make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three and nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $15,625 and $18,229, respectively, and $49,479 and $33,854, respectively, related to the final fee. The Term Loans shall be evidenced by one or more secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loan(s) pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following at September 30, 2018:

Principal amount	$10,000,000
Less unamortized debt acquisition costs	(113,811)
Plus accrued final fee	31,250
Subtotal	9,917,439
Less Current maturities	–
Long-term debt net of current maturities	$9,917,439

Principal payments of long-term debt are due as follows at September 30, 2018:

2019	$–
2020	3,666,667
2021	4,000,000
2022	2,333,333
Total	$10,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of these agreements has an initial term of three years, and is retroactively effective as of January 1, 2015. After 2017, these employment agreements automatically renew for one year, unless terminated by the Company or the employee. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019. These employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason,” as such terms are defined in each agreement. The agreements also provide for certain benefits in the event of a “Change of Control” of the Company, as such term is defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended September 30, 2018 and 2017, the Company has recorded royalty costs of approximately $152,000 and $101,000, respectfully. For the nine months ended September 30, 2018 and 2017, the Company has recorded royalty costs of approximately $438,000 and $267,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended September 30, 2018 and 2017, per the terms of the license agreement, the Company has recorded royalty costs of approximately $253,000 and $169,000, respectfully. For the nine months ended September 30, 2018 and 2017, the Company recorded royalty costs of approximately $731,000 and $446,000, respectively.

7.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended September 30, 2018 and 2017 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 4,800,000 and 4,949,000 incremental shares at September 30, 2018 and 2017 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

8.	SUBSEQUENT EVENT

From October 1, 2018 through October 31, 2018, the Company sold 17,030 shares of its common stock at an average cost of $12.69 per share under the terms of its Sales Agreement. The sales of these shares generated net proceeds of approximately $209,000 (See Note 3).

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

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 51,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous products under development based upon this unique blood purification technology. As of September 30, 2018, the technology is protected by 19 issued U.S. patents, multiple issued foreign patents, and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 2 to 17 years.

In March 2011, CytoSorb was “CE marked” in the EU, allowing for commercial marketing as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the on-label use of the device in the treatment of liver failure and trauma, respectively. The CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

In late June 2012, following the establishment of our wholly owned European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives. The fourth quarter of 2012 represented the first full quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. In 2016, a dedicated reimbursement code was established for CytoSorb in Germany. At the end of 2017, we had hundreds of key opinion leaders (“KOLs”) in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification, who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

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

As of October 31, 2018, our European sales, marketing and clinical support team included 26 direct sales people, one contract sales person and 18 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreements with distributors in the United Kingdom, Ireland, Turkey, Russia, and the Netherlands. In 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Bahrain, and Oman (the GCC) and Yemen, Iraq, and Jordan through an exclusive agreement with Techno Orbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica SRL to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In April 2017, we entered into a distribution agreement with KRA Technical Services to distribute CytoSorb in Qatar. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama. In April 2018, we entered into exclusive agreements with Pharmaworld and Chong Lap (H.K.) Co. Ltd. to distribute CytoSorb in Lebanon and Hong Kong, respectively. In July 2018, we disclosed an expansion to 53 countries, including Bosnia, Herzegovina, and Croatia with Medis, d.o.o.; Estonia, Latvia, and Lithuania with SIA Scanmed; and Montenegro and Serbia with Mar Medica, d.o.o. We also disclosed a change in our distributor in the United Kingdom, focused on England and Ireland, with Chalice Medical, Ltd. In July 2018, we entered into a distribution agreement with Cardiotec Vascular Ltda., to distribute CytoSorb in Chile.

We have been working to expand the number and scope of our strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon Ltd. (“Biocon”), India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator-initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the agreement, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity this territory. In addition, the term of the original agreement was extended to December 2022.

In December 2014, we entered into a multi-country strategic partnership with Fresenius Medical Care AG & Co KGaA (“Fresenius”) to commercialize the CytoSorb therapy. Under the terms of this agreement, Fresenius has exclusive rights to distribute CytoSorb for critical care applications in France, Poland, Sweden, Denmark, Norway, and Finland. The partnership allows Fresenius to offer an innovative and easy way to use blood purification therapy for removing cytokines in patients that are treated in the ICU. To promote the success of CytoSorb, Fresenius agreed to also engage in the ongoing clinical development of the product. This includes the support and publication of a number of small case series and patient case reports as well as the potential for future larger, clinical collaborations. Fresenius launched the product in these six countries in May 2016. In January 2017, the Fresenius partnership was expanded. The terms of the revised three-year agreement extend Fresenius’ exclusive distributorship of CytoSorb for all critical care applications in their existing territories through 2019 and include guaranteed minimum quarterly orders and payments, evaluable every one and a half years. In addition, we have entered into a new comprehensive co-marketing agreement with Fresenius. Under the terms of the agreement, CytoSorbents and Fresenius will jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb will continue to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius will sell all ancillary products to their customers. Fresenius has also provided a written endorsement of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in five initial countries in late 2017 and is continuing, with implementation of the co-marketing program in additional countries planned for the future.

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

In addition, we now have more than 60 investigator-initiated studies planned, enrolling or completed in Germany, Austria, Switzerland, the Netherlands, Hungary, the United Kingdom, France, India, Italy and Slovenia. Approximately 20 of these studies are currently enrolling patients. Others have been completed. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase II clinical studies. They have provided and will continue to provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

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

The REFRESH I study was designed to evaluate the safety and feasibility of CytoSorb when used intra-operatively with a heart-lung machine to reduce plasma free hemoglobin (pfHb) and cytokines in patients undergoing complex cardiac surgery.  The study was not powered to measure effect on clinical outcomes. The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators are correlated with the incidence of serious post-operative complications such as kidney injury, renal failure and other organ dysfunction.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. Enrollment was completed with 46 patients. A total of 38 patients were evaluable for pfHb and completed all aspects of the study.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, a pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery via the premarket approval (PMA) pathway.  The REFRESH 2-AKI trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. . The trial will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced first patient enrollment into the pivotal U.S. REFRESH 2-AKI trial. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 18, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, which occurred on August 17, 2018. Following the subsequent ethics committee approvals of the amended protocol at many of our trial sites, as of November 6, 2018, the trial currently has 14 actively recruiting sites, 6 additional sites that are finalizing contracts and are pending initiation and another 5 sites being evaluated and with whom we have initiated start-up activities. As of November 6, 2018, the trial has now enrolled 20 patients. We anticipate that the REFRESH 2-AKI trial will take at least two years to complete, and could take longer if enrollment challenges or other factors causing delays are encountered.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. As of October 31, 2018, the trial has enrolled 62 patients. Investigators of the study are currently conducting an interim analysis of the first 50 patients, evaluating safety, and reduction of cytokines. Continued funding of the trial by the German government is contingent upon this interim analysis.

The market focus for CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, liver failure, pancreatitis, lung injury, ARDS, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions and is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood. With the support from NHLBI, we plan to initiate a U.S. pivotal trial designed to support U.S. FDA approval, expected to begin in the second quarter of 2019.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

In June 2016, we successfully completed an ISO 13485:2003 annual surveillance audit maintaining our good standing with our Notified Body. In September 2016, we were granted a two-year renewal for the CytoSorb CE Mark. In June 2018, we received clearance from our notified body to begin production in our new manufacturing facility. In July 2018, we successfully completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification.

In the U.S., specific permission from the FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Device companies typically seek the least burdensome path to market that will allow marketing for a commercially viable indication for a product. The path to market possible for a particular device and one or more particular indications will depend on the regulatory framework described below, and also on the FDA’s interpretation and application of the laws that comprise that regulatory framework. The FDA may provide advice and guidance to medical device companies during product development in a variety of ways, ranging from guidance documents and informal feedback to more formal submissions or meetings including “Pre-Submissions,” also referred to as “Pre-Subs.”

Marketing authorization is generally sought and obtained in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976 (provided it has not been significantly modified or changed since then, and provided the FDA has not issued a regulation requiring a PMA application – referred to as a “pre-amendment device”), (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless the FDA issues “510(k) clearance” deeming the device substantially equivalent. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. In the case where no substantially equivalent predicate exists, but where a 510(k) submission would otherwise be the most appropriate path, an alternative path to approval is through a de novo 510(k) submission.

The second, more rigorous, process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices. A PMA submission includes data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Again, clinical trials are subject to extensive FDA regulation. Following completion of clinical trials and submission of a PMA, the FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective for its intended purpose. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. This process is much more detailed, time-consuming, and expensive than the 510(k) process. Also, the FDA may impose a variety of conditions on the approval of a PMA.

In the U.S., we believe that our potential devices, if we were to pursue marketing authorization, would likely fall under the classification for “Sorbent Hemoperfusion Systems” (21 C.F.R. § 876.5870). This category of device was a pre-amendment Class III device. Under current regulations, based on a final order issued by the FDA in 2014, this category of product has been down-classified as Class II (subject to a 510(k) and special controls) when the device is intended for the treatment of poisoning and drug overdose, and Class III (subject to premarket approval) when the device is intended for the treatment of life-threatening illnesses. Special and general controls are designed to establish reasonable assurance of safety and effectiveness of the device, and for which there is sufficient information to establish special controls to provide such assurance.

Both before and after a device for the U.S. market is commercially released, we would have ongoing responsibilities under the FDA’s regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We would also be subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although physicians are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for cleared or approved uses. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the DOJ. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.

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

Pertaining to our VetResQ™ device (offered for veterinary use only), in the U.S., the FDA does not require submission of a 510(k), PMA, or any pre-market approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. The FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

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

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), and others.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis seeks to develop a therapeutic blood purification device that is capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of September 30, 2018, we received approximately $3,825,000 in funding under this contract and no funding remains.

In September 2013, the National Heart Lung and Blood Institute (“NHLBI”) awarded us a Phase I Small Business Innovation Research (“SBIR”) contract, (number HHSN-268201-300044C), valued at $203,351, to further advance our HemoDefend blood purification technology for pRBC transfusions. The University of Dartmouth collaborated with us as a subcontractor on the project, entitled “Elimination of blood contaminants from pRBCs using HemoDefend hemocompatible porous polymer beads.” The overall goal of this program is to reduce the risk of potential side effects of blood transfusions, and help to extend the useful life of pRBCs. Our performance under this contract has been completed.

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI and USSOCOM to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads” (contract number HHSN-268201-600006C), provides for maximum funding of approximately $1,524,000 over a two year period. As of September 30, 2018, we received approximately $1,524,000 in funding under this contract and no funding remains.

In March 2016, we were awarded a Phase I SBIR contract for the development program entitled “Mycotoxin Adsorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract is to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work is being funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provides for maximum funding of $150,000. As of September 30, 2018, we received approximately $150,000 and no funding remains under this contract.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract was to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work is being funded by the USAMRAA under contract W81XWH-16-C-0025 and provides for maximum funding of $150,000. As of September 30, 2018, we received approximately $150,000 and no funding remains under this contract.

In July 2016, we were awarded a Phase I SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere conditions”. The objective of this Phase I project is to develop two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) under contract W81XWH-16-C-0080 and provides for maximum funding of approximately $150,000. As of September 30, 2018, we received approximately $150,000 and no funding remains under this contract.

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program will focus on demonstrating the ability of CytoSorb to absorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provides for maximum funding of $999,996 over two years. This program is funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of September 30, 2018, we received approximately $768,000 in funding under this contract and have approximately $232,000 remaining under this contract.

In May 2017, we were awarded a Phase II STTR contract Titled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of September 30, 2018, we received approximately $639,000 and have approximately $360,000 remaining under this contract.

In May 2017, we were awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of September 30, 2018, we received approximately $187,000 and have approximately $531,000 remaining under this contract.

In September 2017, we were awarded a Phase IIB SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $1,000,000. As of September 30, 2018, we received approximately $280,000 and have approximately $720,000 remaining under this contract.

In August 2018, we were awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three year period. As of September 30, 2018, we received approximately $106,000 in funding under this contract and have approximately $2,894,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

Results of Operations

Comparison for the three months ended September 30, 2018 and 2017:

Revenues:

Revenue from product sales was approximately $5,103,000 in the three months ended September 30, 2018, as compared to approximately $3,449,000 in the three months ended September 30, 2017, an increase of approximately $1,654,000, or 48%. This increase was primarily driven by an increase in direct sales from both new customers and repeat orders from existing customers and an increase in distributor sales.

Grant income was approximately $640,000 for the three months ended September 30, 2018 as compared to approximately $376,000 for the three months ended September 30, 2017, an increase of approximately $264,000. This increase was a result of timing of certain grant revenue and income recognized from a new grant.

Total revenues were approximately $5,743,000 for the three months ended September 30, 2018, as compared to total revenues of approximately $3,824,000 for the three months ended September 30, 2017, an increase of approximately $1,919,000, or 50%.

Cost of Revenues:

For the three months ended September 30, 2018 and 2017, cost of revenue was approximately $2,053,000 and $1,517,000, respectively, an increase of approximately $536,000. Product cost of revenues increased approximately $339,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to increased sales. Product gross margins were approximately 72% for the three months ended September 30, 2018, as compared to approximately 69% for the three months ended September 30, 2017.  This increase in gross margin of 3% was due to a year over year reduction in the cost of devices manufactured as a result of production efficiencies achieved.

Research and Development Expenses:

For the three months ended September 30, 2018, research and development expenses were approximately $1,943,000 as compared to research and development expenses of approximately $643,000 for the three months ended September 30, 2017. The increase of approximately $1,300,000 was due to increase in costs related to our clinical studies and trials of approximately $922,000, an increase in our clinical related salaries and related expenses of approximately $104,000, an increase in non-clinical research and development salaries of approximately $89,000, an increase in new product development costs of approximately $28,000, an increase in lab supplies of approximately $35,000, an increase in patent costs of approximately $34,000 and an increase in non-grant related research and development costs of approximately $88,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $417,000 for the three months ended September 30, 2018, as compared to approximately $238,000 for the three months ended September 30, 2017. The increase of approximately $179,000 was due to an increase in legal fees of approximately $150,000 related to certain corporate initiatives, an increase in accounting and auditing fees of approximately $26,000, and an increase in other professional fees of approximately $3,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $4,041,000 for the three months ended September 30, 2018, as compared to approximately $3,575,000 for the three months ending September 30, 2017. The increase of $466,000 was due to an increase in salaries, commissions and related costs of approximately $582,000 related to headcount additions and increased sales, an increase in restricted stock expense of approximately $64,000 related to restricted stock units granted to the Company executive officers, an increase in royalty expense of approximately $135,000 due to increased sales, an increase in travel and entertainment costs of approximately $150,000, an increase in investor outreach and public relations expense of approximately $15,000 and an increase in office related expenses and other general and administrative costs, which include office supplies, rent, utilities and commercial insurance of approximately $156,000. These increases were offset by a decrease in non-cash stock based compensation expense of approximately $610,000 related to progress related to the attainment of the Company’s 2018 operating milestones and a decrease in sales and marketing costs (which includes advertising and conferences) of approximately $26,000.

Interest Expense, net:

For the three months ended September 30, 2018, interest expense was approximately $185,000, as compared to interest expense of approximately $254,000 for the three months ended September 30, 2017. This decrease in interest expense of approximately $69,000 is due to the increase in interest earned on our cash balances during the three months ended September 30, 2018 which were significantly higher than cash on hand during the three months ended September 30, 2017.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2018, the loss on foreign currency transactions was approximately $109,000 as compared to a gain of approximately $349,000 for the three months ended September 30, 2017. The 2018 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at September 30, 2018 as compared to June 30, 2018. The exchange rate of the Euro to the U.S. dollar was $1.16 per Euro at September 30, 2018, as compared to $1.17 per Euro at June 30, 2018. The 2017 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2017 as compared to June 30, 2017. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at September 30, 2017 as compared to $1.14 per Euro at June 30, 2017.

Comparison for the nine months ended September 30, 2018 and 2017:

Revenues:

Revenue from product sales was approximately $14,782,000 in the nine months ended September 30, 2018, as compared to approximately $9,086,000 in the nine months ended September 30, 2017, an increase of approximately $5,696,000, or 63%. This increase was largely driven by an increase in direct sales from both new customers and repeat orders from existing customers, along with an increase in distributor sales. Approximately $906,000 of this increase was due to the increase in the Euro to U.S. dollar exchange rate for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Grant income was approximately $1,641,000 for the nine months ended September 30, 2018, as compared to approximately $1,418,000 for the nine months ended September 30, 2017, an increase of approximately $223,000, or 16%, due to revenue recognized from a new grant and timing of other grant revenues.

Total revenues were approximately $16,423,000 for the nine months ended September 30, 2018, as compared to total revenue of approximately $10,504,000, for the nine months ended September 30, 2017, an increase of approximately $5,919,000, or 56%.

Cost of Revenues:

For the nine months ended September 30, 2018 and 2017, cost of revenue was approximately $5,406,000 and $4,253,000, respectively, an increase of approximately $1,153,000, primarily due to increased sales. Product gross margins were approximately 73% for the nine months ended September 30, 2018, as compared to approximately 67% for the nine months ended September 30, 2017. This increase in gross margin of 6% was due to a reduction in the cost of devices manufactured as a result of production efficiencies achieved and, to a lesser extent, the impact of the increase in the exchange rate of the Euro.

Research and Development Expenses:

For the nine months ended September 30, 2018, research and development expenses were approximately $5,299,000, as compared to research and development expenses of approximately $1,555,000 for the nine months ended September 30, 2017, an increase of approximately $3,744,000. This increase was due to increase in costs related to our clinical studies and trials of approximately $2,449,000, an increase in our clinical related salaries and related expenses of approximately $577,000, an increase in non-clinical research and development salaries of approximately $302,000, an increase in new product development costs of approximately $93,000, an increase in lab supplies of approximately $100,000, an increase in patent costs of approximately $36,000 and an increase in non-grant related research and development costs of approximately $373,000. These increases were offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $186,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $1,291,000 for the nine months ended September 30, 2018, as compared to approximately $961,000 for the nine months ended September 30, 2017. The increase of approximately $330,000 was due to an increase in employment agency fees of approximately $82,000 related to the recruitment of senior level personnel, an increase in legal fees of approximately $208,000 related to certain corporate initiatives and an increase in other professional fees of approximately $40,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $14,426,000 for the nine months ended September 30, 2018, as compared to approximately $9,771,000 for the nine months ending September 30, 2017, an increase of $4,655,000. The increase in selling, general, and administrative expenses was due to an increase in salaries, commissions and related costs of approximately $1,630,000 related to headcount additions and increased sales, an increase in stock based compensation of approximately $1,085,000 related to progress related to the attainment of the Company’s 2018 operating milestones, an increase in restricted stock expense of $483,000 related to restricted stock units granted to the Company executive officers, an increase in royalty expense of approximately $456,000 due to increased sales, an increase in sales and marketing costs (which include advertising and conferences) of approximately $331,000, an increase in travel and entertainment costs of approximately $249,000, an increase in investor outreach and public relations expense of approximately $90,000 and an increase in office related expenses and other general and administrative costs, which include office supplies, rent, utilities and commercial insurance of approximately $331,000.

Interest Expense, net:

For the nine months ended September 30, 2018, interest expense was approximately $1,264,000, as compared to interest expense of approximately $498,000 for the nine months ended September 30, 2017. This increase in interest expense of approximately $766,000 is directly related to the settlement of the Success Fee with Bridge Bank in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter with Bridge Bank and the additional interest related to the drawdown of the Term B Loan (as defined in the Loan and Security Agreement dated June 30, 2016 with Bridge Bank) on June 30, 2017 in the amount of $5,000,000.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2018, the loss on foreign currency transactions was approximately $544,000, as compared to a gain of approximately $1,221,000 for the nine months ended September 30, 2017. The 2018 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at September 30, 2018 as compared to December 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.16 per Euro at September 30, 2018, as compared to $1.20 per Euro at December 31, 2017. The 2017 gain is directly related to the increase in the exchange rate of the Euro at September 30, 2017, as compared to December 31, 2016. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at September 30, 2017 as compared to $1.05 per Euro at December 31, 2016.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2018, we had an accumulated deficit of approximately $164,121,000, which included losses of approximately $11,808,000 and $5,314,000 for the nine month periods ended September 30, 2018 and 2017, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At September 30, 2018, we had current assets of approximately $29,950,000 including cash on hand of approximately $24,911,000 and current liabilities of approximately $4,261,000.

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches: (1) one tranche of $10 million (the “Term A Loan”) which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). The proceeds of the Term Loans will be used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement.

In addition, during the nine months ended September 30, 2018, the Company sold 1,498,320 shares of its common stock under the terms of its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (as amended, the “Sales Agreement”) at an average cost of $9.58 per share, generating net proceeds of approximately $13,917,000, and during the period from October 1, 2018 through October 31, 2018, the Company sold an additional 17,030 shares of its common stock at an average cost of $12.69 per share, generating net proceeds of approximately $209,000.

As a result of the equity financing under the terms of the Sales Agreement and the availability of additional debt financing under the Amended and Restated Loan and Security Agreement with Bridge Bank, we believe we have sufficient liquidity to fund our operations into the second half of 2020.

Contractual Obligations

In July 2018, the Company entered into a Seventeenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 17,947 square feet. The lease for our corporate headquarters and manufacturing facility expires May 31, 2019. Effective August 8, 2018, the Company’s base rent obligation increased to $30,963 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2020 upon certain conditions.

In September 2016, the Company’s wholly-owned subsidiary, CytoSorbents Europe GmbH, entered into a five year lease agreement with Klimik GmbH for 760 square meters of office and warehouse space. In May 2018, CytoSorbents Europe GmbH entered into an additional lease agreement with Klimik GmbH which expanded its office and warehouse space to 960 square meters. The leases have a total rent obligation of $8,996 per month. Both leases expire on August 31, 2021. The leases also provide the Company with an option to extend the terms for an additional five year period through August 31, 2026.

The following table summarizes our obligations with regard to our contractual obligations as of September 30, 2018, and the expected timing of maturities of those contractual obligations.

	Less than
	1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$333,620	$206,886	$–	$–
Long-Term Debt	$–	$7,666,667	$2,333,333	$–

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

As of September 30, 2018, we had an accumulated deficit of approximately $164,121,000, which included net losses of approximately $11,808,000 for the nine months ended September 30, 2018, and $5,314,000 for the nine months ended September 30, 2017. In part due to these losses, our audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

No change in our internal control over financial reporting occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of September 30, 2018, we had an accumulated deficit of approximately $164,121,000, which included net losses of approximately $11,808,000 and $5,314,000 for the nine months ended September 30, 2018 and 2017, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of September 30, 2018, we had current assets of approximately $29,950,000, including cash on hand of approximately $24,911,000 and current liabilities of approximately $4,261,000. For the nine months ended September 30, 2018, our cash burn was approximately $7,589,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We will require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including:

•	rate of sales growth and adoption of our products in the marketplace;

•·	product gross margin;

•	continued progress and cost of our research and development programs;

•	progress with pre-clinical studies and clinical studies;

•	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;

•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels;

•	market acceptance and reimbursement of our products; and

•	cost for training physicians and other health care personnel.

We have an effective shelf registration statement with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units.

In addition, we are party to that certain Controlled Equity OfferingSM Sales Agreement, as amended (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer to sell, from time to time through Cantor, shares of the Company’s common stock. During the nine months ended September 30, 2018, we sold a total of 1,498,230 shares of our common stock at an average price of $9.58 per share, under the terms of the Sales Agreement, generating net proceeds of approximately $13,917,000 million. From October 1, 2018 through October 31, 2018 we sold an additional 17,030 shares of our common stock at an average price of $12.69 per share, generating net proceeds of approximately $209,000.

On March 29, 2018, we entered into an Amended and Restated Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank (the “Bank”), pursuant to which the Bank agreed to loan us up to an aggregate of $15,000,000, to be disbursed in two tranches; of $10 million and $5 million, respectively. The proceeds from the first tranche of $10 million were used to refinance our existing indebtedness with the Bank. The second tranche of $5 million is available to us through March 31, 2019, subject to certain conditions as outlined in the Amended and Restated Loan and Security Agreement.

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

As of October 31, 2018, we had 117 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. Although these individuals have long-term employment and consulting agreements, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We may pursue various indications for our product candidates, and they may be subject to different FDA regulatory pathways for marketing authorization, and under the jurisdiction of different FDA review divisions within the FDA’s Office of Device Evaluation.

As we seek to determine commercially viable indications for our product candidates, we may consider pursuing a variety of indications that may be approved through one of several different FDA regulatory clearance or approval pathways, and under the jurisdiction of different FDA review divisions within the FDA’s Office of Device Evaluation. We expect the pathways available to us will be impacted by the FDA regulatory history of the category of “sorbent hemoperfusion systems” and our options may also be impacted by the FDA’s interpretations and application of these and other regulatory standards to our product candidates. The regulatory pathways available to us may impact the level and type of data necessary to support our applications, and the post-marketing requirements to which we and our products will be subject.

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

In the second quarter of 2018, we commissioned our expanded CytoSorb manufacturing facility in New Jersey that quadruples manufacturing capacity. While we currently believe we have established sufficient production capacity to supply potential near term demand for the CytoSorb device, we will likely need to scale up and increase our manufacturing capabilities in the future. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

For the nine months ended September 30, 2018, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Risks Connected to Our Securities

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to Nasdaq and our common stock began trading on Nasdaq on December 23, 2014 under the symbol “CTSO.” Our common stock closed as high as $14.80 and as low as $6.55 per share between January 1, 2018 and September 30, 2018 on Nasdaq. On October 31, 2018, the closing price of our common stock, as reported on Nasdaq, was $10.00. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 18,367,000 shares remain available for issuance as of September 30, 2018 and may be issued by us without stockholder approval.

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

We are party to a Controlled Equity OfferingSM Sales Agreement, as amended, with Cantor Fitzgerald & Co. pursuant to which we may offer shares of our common stock from time to time through “at-the-market” offerings. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description
10.1	Amendment No. 1 to Sales Agreement, dated as of July 26, 2018, by and between CytoSorbents Corporation and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 26, 2018).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2017 to September 30, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 6, 2018	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2018	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

