Form 10-Q
period 2019-03-31
Cytosorbents Corp
filed 2019-05-07
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☑  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTSO	Nasdaq Capital Market

As of April 30, 2019 there were 32,249,044 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb”, “CytoSorb XL”, “BetaSorb”, “ContrastSorb”, “DrugSorb”, “HemoDefend”, “K+ontrol” and “VetResQ”, which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)	(As adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$19,647,374	$22,368,837
Grants and accounts receivable, net of allowance for doubtful accounts of $85,460 at March 31, 2019 and $83,726 at December 31, 2018	3,267,035	3,943,119
Inventories	1,213,606	833,133
Prepaid expenses and other current assets	700,177	1,118,998
Total current assets	24,828,192	28,264,087

Property and equipment, net	1,896,655	1,729,860
Right of use asset	1,359,097	1,449,437
Other assets	2,910,768	2,753,379
Total Assets	$30,994,712	$34,196,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,840,724	$1,485,812
Current maturities of long-term debt	1,666,667	666,667
Lease liability – current portion	388,915	378,675
Accrued expenses and other current liabilities	2,815,025	4,385,720
Total current liabilities	6,711,331	6,916,874
Long term debt, net of current maturities and debt issuance costs	8,298,281	9,274,527
Lease liability, net of current portion	970,182	1,070,762
Total Liabilities	15,979,794	17,262,163

Commitments and Contingencies (Note 6)

Stockholders’ Equity:

Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-

Common Stock, Par Value $0.001, 50,000,000 shares authorized; 32,243,044 and 31,774,139 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	32,243	31,774
Additional paid-in capital	188,795,855	186,138,466
Accumulated other comprehensive income	594,462	288,175
Accumulated deficit	(174,407,642)	(169,523,815)
Total stockholders' equity	15,014,918	16,934,600
Total Liabilities and Stockholders' Equity	$30,994,712	$34,196,763

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$4,509,779	$4,403,896
Other sales	66,800	29,400
Total product sales	4,576,579	4,433,296
Grant income	615,050	491,355
Total revenue	5,191,629	4,924,651
Cost of revenue	1,738,589	1,567,645
Gross margin	3,453,040	3,357,006
Other expenses:
Research and development	2,418,633	1,725,278
Legal, financial and other consulting	561,516	416,218
Selling, general and administrative	4,758,084	4,316,677
Total expenses	7,738,233	6,458,173

Loss from operations	(4,285,193)	(3,101,167)

Other income/(expense):
Interest expense, net	(205,179)	(239,098)
Gain (loss) on foreign currency transactions	(393,455)	358,230
Total other income, net	(598,634)	119,132

Loss before benefit from income taxes	(4,883,827)	(2,982,035)
Benefit from income taxes	—	—
Net loss available to common shareholders	$(4,883,827)	$(2,982,035)

Basic and diluted net loss per common share	$(0.15)	$(0.10)
Weighted average number of shares of common stock outstanding	31,931,215	29,351,174

Net loss	$(4,883,827)	$(2,982,035)
Other comprehensive income:
Currency translation adjustment	306,287	(329,912)
Comprehensive loss	$(4,577,540)	$(3,311,947)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2019 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income	Deficit	Equity

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600

Stock based compensation - employees, consultants and directors	-	-	227,658	-	-	227,658

Other comprehensive income: foreign translation adjustment	-	-	-	306,287	-	306,287

Proceeds from exercise of stock options	46,734	47	236,023	-	-	236,070

Cashless exercise of stock options	967	-	-	-	-	-

Cashless exercise of warrants	9,029	9	(9)	-	-	-

Issuance of restricted stock units	51,817	52	425,587	-	-	425,639

Proceeds from exercise of warrants	360,358	361	1,768,130	-	-	1,768,491

Net loss	-	-	-	-	(4,883,827)	(4,883,827)
Balance at March 31, 2019	32,243,044	$32,243	$188,795,855	$594,462	$(174,407,642)	$15,014,918

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2018 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	(Loss)	Deficit	Equity

Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835

Stock based compensation - employees, consultants and directors	—	—	524,449	—	—	524,449

Issuance of common stock, net of fees	782,328	782	6,045,979	—	—	6,046,761

Other comprehensive income/(loss): foreign translation adjustment	—	—	—	(329,912)	—	(329,912)

Proceeds from exercise of stock options	132,771	132	529,045	—	—	529,177

Cashless exercise of stock options	25,288	26	(26)	—	—	—

Cashless exercise of warrants	7,921	8	(8)	—	—	—

Issuance of restricted stock units	48,381	48	380,851	—	—	380,899

Proceeds from exercise of warrants	4,000	4	14,996	—	—	15,000

Net loss	—	—	—	—	(2,982,035)	(2,982,035)
Balance at March 31, 2018	29,974,368	$29,974	$170,402,768	$(690,897)	$(155,294,671)	$14,447,174

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,883,827)	$(2,982,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	261,747	217,220
Depreciation and amortization	138,175	56,574
Amortization of debt costs	23,754	25,787
Bad debt	14,193	4,057
Stock-based compensation	227,658	524,449
Foreign currency transaction loss (gain)	393,455	(358,230)
Changes in operating assets and liabilities:
Grants and accounts receivable	611,668	(117,527)
Inventories	(395,683)	114,700
Prepaid expenses and other current assets	435,423	38,623
Accounts payable and accrued expenses	(1,064,124)	272,604
Net cash used by operating activities	(4,237,561)	(2,203,778)

Cash flows from investing activities:
Purchases of property and equipment	(292,458)	(242,989)
Payments for patent costs	(181,769)	(229,287)
Net cash used by investing activities	(474,227)	(472,276)

Cash flows from financing activities:
Proceeds from long-term debt	-	666,667
Repayment of long-term debt	-	(666,667)
Payment of debt acquisition costs	-	(147,988)
Equity contributions - net of fees incurred	-	6,046,761
Proceeds from exercise of stock options	236,070	529,177
Proceeds from exercise of warrants	1,768,491	15,000
Net cash provided by financing activities	2,004,561	6,442,950
Effect of exchange rates on cash	(14,236)	990
Net change in cash and cash equivalents	(2,721,463)	3,767,886

Cash and cash equivalents - beginning of period	22,368,837	17,321,862

Cash and cash equivalents - end of period	$19,647,374	$21,089,748

7

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$227,681	$261,611

Supplemental disclosure of non-cash investing and financing activities:

Settlement of accrued bonuses with restricted stock units	$425,639	$380,899

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2019

1.	BASIS OF PRESENTATION

The interim financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019. The results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2019, the Company had an accumulated deficit of $174,407,642, which included net losses of $4,883,827 for the three months ended March 31, 2019 and $2,982,035 for the three months ended March 31, 2018. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the Company’s flagship product, CytoSorb. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland.

CytoSorb was approved in the European Union (“EU”) in March 2011, and is currently being marketed in and distributed in fifty-five countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

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

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the financial statements include CytoSorbents Switzerland GmbH and CytoSorbents Poland Sp. z.o.o., wholly owned subsidiaries of CytoSorbents Europe GmbH. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the Euro is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(393,000) and $358,000 for the three months ended March 31, 2019 and 2018, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $85,000 and $84,000 at March 31, 2019 and December 31, 2018, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At March 31, 2019 and December 31, 2018, the Company’s inventory was comprised of finished goods, which amounted to $382,651 and $213,839, respectively; work in process which amounted to $572,937 and $415,265, respectively; and raw materials, which amounted to $258,018 and $204,029, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $51,800 and $36,762 for the three months ended March 31, 2019 and 2018, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2019 or December 31, 2018. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

Each of CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH and CytoSorbents Poland Sp. Z.o.o. file an annual corporate tax return, VAT return and a trade tax return in Germany, Switzerland and Poland, respectively.

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

As of March 31, 2019, one distributor accounted for approximately 20% of outstanding grants and accounts receivable. As of March 31, 2018, one distributor accounted for approximately 11% of outstanding grants and accounts receivable. As of December 31, 2018, two distributors/strategic partners accounted for approximately 29% of the outstanding grants and accounts receivable. For the three months ended March 31, 2019 and 2018, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

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

Effects of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. The Company has adopted the updated guidance effective January 1, 2019.  See Note 7 for details regarding the Company’s leases.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $146,500 and $135,800, respectively, for the three months ended March 31, 2019 and 2018.

Reclassifications

Certain reclassifications have been made to the March 31, 2018 financial statements in order to conform to the 2019 financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

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

Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

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

The Company is not obligated to make any sales of Shares under the Sales Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the expiration of the 2018 Shelf or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. From November 4, 2015 through December 31, 2015, the Company sold 28,880 shares, generating net proceeds of approximately $225,000 under the Sales Agreement. There were no sales during the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold 550,000 shares at an average price of $6.31 per share, generating net proceeds of approximately $3,367,000. During the year ended December 31, 2018, the Company sold 1,515,260 shares at an average cost of $9.61 per share, generating net proceeds of approximately $14,127,000. There were no sales during the three months ended March 31, 2019. In the aggregate, the Company has sold 2,094,140 shares at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000 under the terms of the Sales Agreement.

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

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2019 and 2018 amounted to approximately $228,000 and $524,000, respectively. These amounts are included in the statement of operations under general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2018	3,658,462	$5.82	7.0
Granted	60,800	$6.99	9.3
Forfeited	(34,817)	$7.56	—
Expired	(4,000)	$4.20	—
Exercised	(55,642)	$4.58	—
Outstanding, March 31, 2019	3,624,803	$5.86	6.8

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $6.98 to $8.10 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (61.9 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 2.24 to 2.61 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of March 31, 2019 of $7.57 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2019	Price	Life (Years)	Value
$2.23 - $14.80	3,624,803	$5.86	6.8	$6,899,653

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2019	Price	Value
2,845,173	$5.36	$6,486,837

 The summary of the status of the Company’s non-vested options for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2018	1,251,617	$4.56
Granted	60,800	$4.00
Forfeited	(34,817)	$4.57
Vested	(497,970)	$6.90
Non-vested, March 31, 2019	779,630	$4.65

As of March 31, 2019, the Company had approximately $800,000 of total unrecognized compensation cost related to stock options which will be amortized over six months.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2018	277,200	724,500	1,002,300	2,004,000	$16,192,320
Granted	-	-	-	-
Forfeited	-	-	(6,000)	(6,000)

March 31, 2019	277,200	724,500	996,300	1,998,000	$15,124,860

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three months ended March 31, 2019 and 2018.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2019 and 2018, the Company recorded a charge of approximately $150,000 and $154,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2019 and 2018, the Company recorded a charge of approximately $107,000 and $32,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2019 and 2018, the Company recorded a charge of approximately $5,000 and $0 respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2019	139,138	$7.18
Granted	22,220	$8.05
Vested	(97,806)	$6.63
Non-vested, March 31, 2019	63,552	$7.90

Warrants:

As of March 31, 2019, the Company has 30,000 warrants to purchase common stock outstanding. These warrants have an exercise price of $9.90 and expire on January 14, 2020.

4.	REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$66,800	$–	$–	$66,800
Germany	3,098,176	–	–	3,098,176
All other countries	816,229	595,374	–	1,411,603
Total product revenue	3,981,205	595,374	–	4,576,579
Grant and other income:
United States	–	–	615,050	615,050

Total revenue	$3,981,205	$595,374	$615,050	$5,191,629

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$1,800	$–	$–	$1,800
Germany	2,667,408	–	–	2,667,408
All other countries	693,404	1,070,684	–	1,764,088
Total product revenue	3,362,612	1,070,684	–	4,433,296
Grant and other income:
United States	–	–	491,355	491,355

Total revenue	$3,362,612	$1,070,684	$491,355	$4,924,651

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. All sales of the device are outside the United States, as CytoSorb is not yet approved in the United States. Direct sales are fulfilled from the Company’s office in Berlin, Germany. Direct sales relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items as earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

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
18

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Receivables, which are included in grants and accounts receivable	$1,950,155	$2,399,662
Contract liabilities	$10,462	$42,219

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended March 31, 2019 and December 31, 2018, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2019 and the actual price invoiced during the three months ended March 31, 2019. There was no deferred revenue liability as of December 31, 2018.

5.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). In March 2019, the Borrower declined to receive the Term B loan. The proceeds of Term A Loan were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balance on Term A Loan bears interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 9.16% at March 31, 2019.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three months ended March 31, 2019 and 2018, the Company recorded interest expense amounting to $8,129 and $7,558, respectively, related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Commencing on the first calendar day of the calendar month after Term A Loan was made, the Company was required to make monthly payments of interest only. Commencing on November 1, 2019, the Company shall make equal monthly payments of principal of $333,333, together with accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $15,625 and $18,229, respectively, related to the final fee. The Term Loan is evidenced by a secured promissory note issued to the Bank by the Company. If the Company elects to prepay the Term Loan pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

Events of default which may cause repayment of the Term Loans to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Amended and Restated Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of a Material Adverse Event (as defined in the Amended and Restated Loan and Security Agreement), (4) the attachment or seizure of a material portion of the Borrower’s assets if such attachment or seizure is not released, discharged or rescinded within 10 days, and (5) if the Borrower becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Borrower and such proceeding is not dismissed or stayed within 30 days. The Amended and Restated Loan and Security Agreement includes customary loan conditions, Borrower representations and warranties, Borrower affirmative covenants and Borrower negative covenants for secured transactions of this type. The Company is in substantial compliance with these covenants.

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

Success Fee Letter:

Pursuant to that certain Success Fee Letter (the “2016 Letter”) entered into between the Borrower and the Bank in connection with the Original Term Loans, the Borrower agreed to pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Original Term Loans (the “2016 Letter Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on Nasdaq being $8.00 (after giving effect to any stock splits or consolidations effected after the date thereof) or more for five successive business days. On May 18, 2018, the 2016 Letter Success Fee became due to the Bank as result of an occurrence of the event described in clause (d) above. The Company elected to satisfy the 2016 Letter Success Fee by issuing shares of its common stock, which was permitted under the terms of the 2016 Letter. On May 23, 2018, the Company issued 68,791 shares of its common stock in full satisfaction of the 2016 Letter Success Fee, and the obligations of the Borrower under the 2016 Letter. The 2016 Letter Success Fee was valued at $637,000 and was charged to interest expense.

Long-term debt consists of the following at March 31, 2019:

Principal amount	$10,000,000
Less unamortized debt acquisition costs	(97,552)
Plus accrued final fee	62,500
Subtotal	9,964,948
Less Current maturities	(1,666,667)
Long-term debt net of current maturities	$8,298,281

Required principal payments of long-term debt for the twelve months ended March 31, are as follows:

2020	$1,666,667
2021	4,000,000
2022	4,000,000
2023	333,333
Total	$10,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 14, 2015, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2015. After 2017, the employment agreements automatically renewed for an additional term of one year. Accordingly, the employment agreements expired on December 31, 2018. The Company is currently negotiating new employment agreements with Dr. Chan, Mr. Capponi, and Ms. Bloch. The parties continue to operate under the terms of the expired agreements as they negotiate the new agreements. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019.

The foregoing employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a “Change of Control” of the Company, as defined in each agreement.

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended March 31, 2019 and 2018, the Company has recorded royalty costs of approximately $134,000 and $131,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2019 and 2018, per the terms of the license agreement, the Company has recorded royalty costs of approximately $224,000 and $219,000, respectively.

7.	LEASES

Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The provisions of this ASU require the Company to record a right-of-use asset and related lease liability related to their leases. Accordingly, the Company has adjusted its December 31, 2018 balance sheet to properly reflect the provisions of this ASU as discussed below.

Description of Leases:

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In the United States, in January 2019, the Company entered into an Eighteenth Amendment to Lease with the landlord which became effective February 1, 2019. This amendment expands the Company’s space to 19,920 square feet and extends the term of the lease to May 31, 2020. The Company’s base rent is approximately $32,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $29,000 per month. The amendment also includes a one year renewal option. The base rent for the renewal term will increase by the greater of five percent or the increase in the Consumer Price Index. There were no lease incentives and no initial direct costs were incurred related to this lease amendment.

In Germany, the Company leases its operating facility under two operating lease agreements. These leases require combined base rent payments amounting to approximately $8,800 per month. The initial lease term of both leases ends August 31, 2021. In addition, the Company is obligated to monthly operating expenses of approximately $2,900 per month. Both leases have a five year option to renew that would extend the lease term to August 31, 2026. There are no provisions in the leases to increase the base rent during the renewal period. There were no lease incentives and no initial direct costs were incurred related to these leases.

Initial Measurement of Right-Of-Use Asset and Lease Liability:

Under the provisions of this ASU, the Company has adjusted its balance sheet at December 31, 2018 to reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company’s incremental borrowing rate, which is 9.16%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of-asset and related lease liability is as follows:

	March 31,	December 31,
	2019	2018
Right-of-use asset	$1,359,097	$1,449,437

Total lease liability	$1,359,097	$1,449,437
Less current portion	(388,915)	(378,675)
Lease liability, net of current portion	$970,182	$1,070,762

The maturities of the lease liabilities are as follows as of March 31, 2019:

2020	$388,915
2021	442,865
2022	136,098
2023	75,308
2024	82,503
Thereafter	233,408
Total	$1,359,097

 For the three months ended March 31, 2019 and 2018, operating cash flows paid in connection with operating leases amounted to approximately $215,000 and $199,000, respectively.

As of March 31, 2019 and December 31, 2018, the weighted average remaining lease term amount to 4.25 years and 4.50 years, respectively.

8.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2019 and 2018 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 5,716,000 and 6,848,000 incremental shares at March 31, 2019 and 2018 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notes Regarding Forward Looking Statements

This Quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements.

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

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 7, 2019.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 61,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous product candidates under development based upon this unique blood purification technology. As of March 31, 2019, the technology is protected by 19 issued U.S. patents, multiple issued foreign patents, and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 1 to 16 years.

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

As of April 30, 2019, our European sales, marketing and clinical support team included 27 direct sales people, one contract sales person and 25 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreement with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In April 2014, we announced distribution of CytoSorb in the Middle East, including Saudi Arabia, the United Arab Emirates, Kuwait, Bahrain, and Oman (the Gulf Cooperative Council (“GCC”)) and Yemen, Iraq, and Jordan through an exclusive agreement with TechnoOrbits. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica s.r.l. to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In April 2017, we entered into a distribution agreement with KRA Technical Services to distribute CytoSorb in Qatar. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama. In April 2018, we entered into exclusive agreements with Pharmaworld and Chong Lap (H.K.) Co. Ltd. to distribute CytoSorb in Lebanon and Hong Kong, respectively. As of the third quarter of 2018, we had expanded distribution to include Bosnia, Herzegovina, and Croatia with Medis, d.o.o.; Estonia, Latvia, and Lithuania with SIA Scanmed; and Montenegro and Serbia with Mar Medica, d.o.o. and Cardiotec Vascular Ltda., in Chile. In March 2019, we announced the registration of CytoSorb in Isreal and the change to Gad Medical as the distributor in Israel. CytoSorb is also now distributed in the United Kingdom by Chalice Medical, Ltd., which focuses its efforts in England and Ireland.

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

Concurrent with our commercialization plans, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. In 2014, we completed a single arm, dose ranging trial in Germany amongst several clinical trial sites to evaluate the safety and efficacy of CytoSorb when used 24 hours per day for seven days, each day with a new device, and are conducting final statistical analysis of the data. Patients were stratified for age, cytokine levels, and co-morbid illnesses in this matched pairs analysis.

In addition to the dosing study, we plan to use data generated and published in the more than 55 investigator-initiated studies and trials sponsored by us currently planned, enrolling or completed in Europe and abroad. Approximately 40 of these studies are currently enrolling. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase 2 clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

In addition to sepsis and other critical care applications, cardiac surgery is an important application for CytoSorb in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and EU combined including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, aortic reconstruction, and left ventricular assist device (“LVAD”) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, an activation of complement, and hemolysis, leading to the release of toxic plasma free hemoglobin. These can lead to post-operative complications such as respiratory failure, circulatory failure, and acute kidney injury. CytoSorb has a unique competitive advantage as a cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The trial will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI trial. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 18, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, which occurred on August 17, 2018. Following the subsequent ethics committee approvals of the amended protocol at all trial sites, as of May 3, 2019, the trial had 23 initiated sites and another 6 sites that were undergoing approvals, contracting and initiation. As of May 7, 2019, the trial had enrolled 79 patients. We anticipate that patient enrollment in the REFRESH 2-AKI trial will be complete by 2020, but this could take longer if enrollment challenges or other factors causing delays are encountered. If the trial is successful, we plan to submit a PMA application in 2021.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. As of May 3, 2019, the trial had enrolled 180 patients at 15 sites. A planned interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE trial, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.”

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood. With the support of NHLBI, we plan to initiate a U.S. pivotal trial designed to support U.S. FDA approval, expected to begin in the second half of 2019.

•	K+ontrol – a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of two ways (the de novo pathway presents another path to market, but we do not currently anticipate that it will be utilized for our product candidates). The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device.

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

Following review of a PMA the FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective for its intended purpose. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. Alternatively the agency may issue an “approvable letter” or “not approvable letter” identifying deficiencies of varying degrees, or issue an order denying approval. The PMA process is much more detailed, time-consuming, and expensive than the 510(k) process. Also, FDA may impose a variety of conditions on the approval of a PMA.

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

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis sought to develop a therapeutic blood purification device that was capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, that provided for maximum funding of approximately $3,825,000. As of March 31, 2019, we received approximately $3,825,000 in funding under this contract and no funding remains.

In September 2012, we were awarded a Phase II SBIR contract by the U.S. Army Medical Research and Material Command to evaluate our technology for the treatment of trauma and burn injury in large animal models. In 2013, we finalized the Phase II SBIR contract which provided for a maximum funding of approximately $803,000 with the granting agency. This work is supported by the U.S. Army Medical Research and Material Command under an amendment to Contract W81XWH-12-C-0038. In June 2016, this contract was further amended to increase the maximum funding by $443,000 to approximately $1,246,000. As of March 31, 2019, we received approximately $1,246,000 in funding under this contract. Our performance under this contract has been completed.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI and USSOCOM to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads”, (contract number HHSN-268201-600006C), provided for maximum funding of approximately $1,524,000 over a two year period. As of March 31, 2019, we received approximately $1,524,000 under this contract. Our performance under this contract has been completed.

In March 2016, we were awarded a Phase I SBIR contract for a development program entitled “Mycotoxin Adsorption with Hemocompatible Porous Polymer Beads.” The purpose of this contract was to develop effective blood purification countermeasures for weaponized mycotoxins that can be easily disseminated in water, food and air. This work was funded by the U.S. Joint Program Executive Office for Chemical and Biological Defense, or JPEO-CBD, under contract number W911QY-16-P-0048 and provided for maximum funding of $150,000.  We received approximately $150,000 and no funding remains under this contract. Our performance under this contract has been completed.

In June 2016, we were awarded a Phase I Small Business Technology Transfer (“STTR”) contract for its development program entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B antibodies from Plasma for Transfusion”. The purpose of this contract was to develop our HemoDefend blood purification technology to potentially enable universal plasma. This work was funded by the USAMRAA under contract W81XWH-16-C-0025 and provided for maximum funding of $150,000. We received approximately $150,000 and no funding remains under this contract.

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

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program focused on demonstrating the ability of CytoSorb to adsorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provided for maximum funding of $999,996 over two years. This program was funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of March 31, 2019, we received approximately $999,996 in funding under this contract and no further funding remains under this contract.

In May 2017, we were awarded a Phase II STTR contract entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of March 31, 2019, we received approximately $879,000 and have approximately $120,000 remaining under this contract.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of March 31, 2019, we received approximately $357,000 and have approximately $362,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of March 31, 2019, we received approximately $478,000 and have approximately $522,000 remaining under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three year period. As of March 31, 2019, we received approximately $491,000 in funding under this contract and have approximately $2,480,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

Results of Operations

Comparison for the three months ended March 31, 2019 and 2018:

Revenues:

Revenue from product sales was approximately $4,577,000 in the three months ended March 31, 2019, as compared to approximately $4,433,000 in the three months ended March 31, 2018 an increase of approximately $144,000, or 3%. This increase was driven by an increase in direct sales of approximately $624,000 resulting from sales to both new customers and repeat orders from existing customers, offset by a decrease in distributor sales of approximately $480,000. In addition, first quarter 2019 sales were negatively impacted by $363,000 as a result of the decrease in the average exchange rate of the Euro. For the three months ended March 31, 2019, the average exchange rate of the Euro to the U.S. dollar was $1.14 as compared to an average exchange rate of $1.23 for the three months ended March 31, 2018.

Grant income was approximately $615,000 for the three months ended March 31, 2019 as compared to approximately $491,000 for the three months ended March 31, 2018, an increase of approximately $124,000 or 25%. This increase was a result of timing of certain grant revenue and income recognized from a new grant.

Total revenues were approximately $5,192,000 for the three months ended March 31, 2019, as compared to total revenues of approximately $4,925,000 for the three months ended March 31, 2018, an increase of approximately $267,000, or 5%.

Cost of Revenues:

For the three months ended March 31, 2019 and 2018, cost of revenue was approximately $1,739,000 and $1,568,000, respectively, an increase of approximately $171,000. Product cost of revenues increased approximately $52,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to increased sales. Product gross margins were approximately 74% for each of the three months ended March 31, 2019 and 2018.

Research and Development Expenses:

For the three months ended March 31, 2019, research and development expenses were approximately $2,419,000 as compared to research and development expenses of approximately $1,725,000 for the three months ended March 31, 2018. The increase of approximately $694,000 was due to increase in clinical trial costs of approximately $888,000, which is primarily related to our REFRESH 2-AKI trial and an increase in non-clinical research and development salary related costs of approximately $9,000. These increases were offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $118,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs, a decrease in new product development costs of approximately $67,000 and a decrease of other non-clinical research and development costs of approximately $18,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $562,000 for the three months ended March 31, 2019, as compared to approximately $416,000 for the three months ended March 31, 2018. The increase of approximately $146,000 was due to an increase in legal fees of approximately $167,000 related to patent matters and certain corporate initiatives and an increase in consulting fees of approximately $18,000. These increases were offset by a decrease in employment agency fees of approximately $36,000 and a decrease in accounting fees of approximately $3,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $4,758,000 for the three months ended March 31, 2019, as compared to approximately $4,317,000 for the three months ending March 31, 2018. The increase of $441,000 was due to an increase in salaries, commissions and related costs of approximately $424,000, an increase in travel and entertainment and other costs of approximately $142,000, additional sales and marketing costs, which include advertising and conferences of approximately $88,000, an increase in royalty expenses of approximately $7,000 due to the increase in product sales, an increase in rent expense of approximately $11,000 related to the expansion of manufacturing and office facilities and an increase in other general and administrative cost increases of approximately $21,000. These increases were offset by a decrease in non-cash stock compensation of approximately $252,000.

Interest Expense, net:

For the three months ended March 31, 2019, interest expense was approximately $205,000, as compared to interest expense of approximately $239,000 for the three months ended March 31, 2018. This decrease in interest expense of approximately $34,000 is due to an increase in interest earned on our cash balances during the three months ended March 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2019, the loss on foreign currency transactions was approximately $(393,000) as compared to a gain of approximately $358,000 for the three months ended March 31, 2018. The 2019 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at March 31, 2019 as compared to December 31, 2018. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at March 31, 2019, as compared to $1.15 per Euro at December 31, 2018. The 2018 gain is directly related to the increase in the exchange rate of the Euro at March 31, 2018 as compared to December 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.23 per Euro at March 31, 2017 as compared to $1.07 per Euro at December 31, 2017.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of March 31, 2019, we had an accumulated deficit of approximately $174,408,000, which included losses of approximately $4,884,000 and $2,982,000 for the three month periods ended March 31, 2019 and 2018, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At March 31, 2019, we had current assets of approximately $24,828,000 including cash on hand of approximately $19,647,000 and current liabilities of approximately $6,711,000.

We believe that we have sufficient cash to fund our operations into 2020. We will need to raise additional capital to support our ongoing operations in the future. In addition, we will need to raise additional funds to support clinical trials in the U.S. and in Europe.

Contractual Obligations

In January 2019, the Company entered into a Eighteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 19,920 square feet. The lease for our corporate headquarters and manufacturing facility expires May 31, 2020. Effective February 1, 2019, the Company’s base rent obligation increased to $30,443 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2021 upon certain conditions.

In September 2016, the Company’s wholly-owned subsidiary, CytoSorbents Europe GmbH, entered into a five year lease agreement with Klimik GmbH for 760 square meters of office and warehouse space. In May 2018, CytoSorbents Europe GmbH entered into an additional lease agreement with Klimik GmbH which expanded its office and warehouse space to 960 square meters. The leases have a total rent obligation of $8,827 per month. Both leases expire on August 31, 2021. The leases also provide the Company with an option to extend the terms for an additional five year period through August 31, 2026.

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

As of March 31, 2019, we had an accumulated deficit of approximately $174,408,000, which included net losses of approximately $4,884,000 for the three months ended March 31, 2019, and $2,982,000 for the three months ended March 31, 2018. In part due to these losses, our 2018 audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on the 2018 financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These interim consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of March 31, 2019, we had an accumulated deficit of approximately $174,408,000, which included net losses of approximately $4,884,000 and $2,982,000 for the three months ended March 31, 2019 and 2018, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of March 31, 2019, we had current assets of approximately $24,828,000, including cash on hand of approximately $19,647,000 and current liabilities of approximately $6,711,000. For the three months ended March 31, 2019, our cash burn was approximately $2,721,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We will require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including:

•	rate of sales growth and adoption of our products in the marketplace;
•·	product gross margin;
•	continued progress and cost of our research and development programs;
•	progress and costs associated with pre-clinical studies and clinical studies;
•	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels;
•	market acceptance and reimbursement of our products; and
•	cost for training physicians and other health care personnel.

We have an effective shelf registration statement with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units.

In addition, we are party to that certain Controlled Equity OfferingSM Sales Agreement, as amended (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer to sell, from time to time through Cantor, shares of the Company’s common stock. There were no sales under the Sales Agreement during the three months ended March 31, 2019.

On March 29, 2018, we entered into an Amended and Restated Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank (the “Bank”), pursuant to which the Bank agreed to loan us up to an aggregate of $15,000,000, to be disbursed in two tranches of $10 million and $5 million, respectively. The proceeds from the first tranche of $10 million were used to refinance our existing indebtedness with the Bank. The second tranche of $5 million was available to us through March 31, 2019, subject to certain conditions as outlined in the Amended and Restated Loan and Security Agreement. In March 2019, the Company declined to receive this second tranche of $5 million.

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

As of April 30, 2019, we had 127 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. The employment agreements for Dr. Chan, Mr. Capponi, and Ms. Bloch expired on December 31, 2018. The Company is currently negotiating new employment agreements with Dr. Chan, Mr. Capponi and Ms. Bloch, however, there can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

To date, we have conducted limited clinical studies on our CytoSorb product. There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in markets not covered by the CE mark. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business. Even though we have received approval to apply the CE mark to our CytoSorb device as a cytokine adsorber, there can be no assurance that we will be able to receive approval for other potential applications of CytoSorb, or that we will receive regulatory clearance from other targeted regions or countries.

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

For the three months ended March 31, 2019, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to anti-bribery laws in the jurisdictions in which we operate. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We do business in a number of countries in which FCPA violations by other companies have recently been enforced. Failure to comply with the FCPA, other anti-bribery laws or other laws governing the conduct of business with foreign government entities, including local laws, could disrupt our business and lead to severe criminal and civil penalties, including imprisonment, criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and/or exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On December 17, 2014, we received approval for up-listing to Nasdaq and our common stock began trading on Nasdaq on December 23, 2014 under the symbol “CTSO.” Our common stock closed as high as $8.82 and as low as $6.70 per share between January 1, 2019 and March 31, 2019 on Nasdaq. On May 6, 2019, the closing price of our common stock, as reported on Nasdaq, was $7.65. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of March 31, 2019, two shareholders hold 14.8% of our shares and our directors and officers hold 5.6% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective December 3, 2014, authorizes the issuance of up to 50,000,000 shares of common stock, of which approximately 17,757,000 shares remain available for issuance as of March 31, 2019 and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2018 to March 31, 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 7, 2019	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2019	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

