Form 10-Q
period 2019-06-30
Cytosorbents Corp
filed 2019-08-06
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019 there were 32,303,231 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb”, “CytoSorb XL”, “BetaSorb”, “ContrastSorb”, “DrugSorb”, “HemoDefend”, “K+ontrol” and “VetResQ”, which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and our subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(As adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$16,341,561	$22,368,837
Grants and accounts receivable, net of allowance for doubtful accounts of $26,196 at June 30, 2019 and $83,726 at December 31, 2018	3,450,020	3,943,119
Inventories	1,462,998	833,133
Prepaid expenses and other current assets	959,845	1,118,998
Total current assets	22,214,424	28,264,087

Property and equipment, net	1,923,677	1,729,860
Right of use asset	1,265,170	1,449,437
Other assets	3,079,599	2,753,379
Total Assets	$28,482,870	$34,196,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,150,185	$1,485,812
Current maturities of long-term debt	833,333	666,667
Lease liability – current portion	399,512	378,675
Accrued expenses and other current liabilities	3,536,153	4,385,720
Total current liabilities	6,919,183	6,916,874
Long term debt, net of current maturities and debt issuance costs	9,155,369	9,274,527
Lease liability, net of current portion	865,658	1,070,762
Total Liabilities	16,940,210	17,262,163
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 32,303,231 and 31,774,139 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	32,303	31,774
Additional paid-in capital	189,120,749	186,138,466
Accumulated other comprehensive income	344,655	288,175
Accumulated deficit	(177,955,047)	(169,523,815)
Total Stockholders' Equity	11,542,660	16,934,600
Total Liabilities and Stockholders' Equity	$28,482,870	$34,196,763

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$5,850,417	$5,187,055	$10,360,196	$9,590,952
Other sales	-	58,500	66,800	87,900
Total product sales	5,850,417	5,245,555	10,426,996	9,678,852
Grant income	382,109	509,883	997,159	1,001,239
Total revenue	6,232,526	5,755,438	11,424,155	10,680,091
Cost of revenue	1,834,366	1,785,854	3,572,955	3,353,499
Gross margin	4,398,160	3,969,584	7,851,200	7,326,592
Other expenses:
Research and development	2,929,603	1,575,751	5,348,236	3,356,060
Legal, financial and other consulting	592,038	457,931	1,153,554	874,149
Selling, general and administrative	4,506,516	6,123,777	9,264,600	10,385,423
Total expenses	8,028,157	8,157,459	15,766,390	14,615,632
Loss from operations	(3,629,997)	(4,187,875)	(7,915,190)	(7,289,040)

Other income/(expense):
Interest expense, net	(214,552)	(839,825)	(419,731)	(1,078,921)
Gain (loss) on foreign currency transactions	297,144	(793,502)	(96,311)	(435,274)
Total other income (expense), net	82,592	(1,633,327)	(516,042)	(1,514,195)

Loss before benefit from income taxes	(3,547,405)	(5,821,202)	(8,431,232)	(8,803,235)
Benefit from income taxes	—	—	—	—

Net loss attributable to common shareholders	$(3,547,405)	$(5,821,202)	$(8,431,232)	$(8,803,235)

Basic and diluted net loss per common share	$(0.11)	$(0.19)	$(0.26)	$(0.30)
Weighted average number of shares of common stock outstanding	32,266,861	30,302,065	32,099,834	29,827,436

Net loss	$(3,547,405)	$(5,821,202)	$(8,431,232)	$(8,803,235)

Other comprehensive income (loss):
Currency translation adjustment	(249,807)	661,709	56,480	331,797
Comprehensive loss	$(3,797,212)	$(5,159,493)	$(8,374,752)	$(8,471,438)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three and six months ended June 30, 2019 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	(Loss)	Deficit	Equity
Balance at March 31, 2019	32,243,044	$32,243	$188,795,855	$594,462	$(174,407,642)	$15,014,918
Stock based compensation - employees, consultants and directors	—	—	144,763	—	—	144,763
Other comprehensive (loss): foreign translation adjustment	—	—	—	(249,807)	—	(249,807)
Proceeds from exercise of stock options	37,800	38	180,153	—	—	180,191
Cashless exercise of stock options	22,387	22	(22)	—	—	—
Net loss	—	—	—	—	(3,547,405)	(3,547,405)
Balance at June 30, 2019	32,303,231	$32,303	$189,120,749	$344,655	$(177,955,047)	$11,542,660

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600
Stock based compensation - employees, consultants and directors	—	—	372,421	—	—	372,421
Other comprehensive (loss): foreign translation adjustment	—	—	—	56,480	—	56,480
Proceeds from exercise of stock options	84,534	85	416,176	—	—	416,261
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Issuance of restricted stock units	51,817	52	425,587	—	—	425,639
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Success fee-Bridge Bank	—	—	—	—	—	—
Net loss	—	—	—	—	(8,431,232)	(8,431,232)
Balance at June 30, 2019	32,303,231	$32,303	$189,120,749	$344,655	$(177,955,047)	$11,542,660

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three and six months ended June 30, 2018 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	(Loss)	Deficit	Equity
Balance at March 31, 2018	29,974,368	29,974	170,402,768	(690,897)	(155,294,669)	14,447,176
Stock based compensation - employees, consultants and directors	—	—	2,065,524	—	—	2,065,524
Issuance of common stock, net of fees	667,827	668	7,282,137	—	—	7,282,805
Other comprehensive (loss): foreign translation adjustment	—	—	—	661,709	—	661,709
Proceeds from exercise of stock options	308,192	310	904,139	—	—	904,449
Cashless exercise of stock options	22,845	22	(22)	—	—	—
Cashless exercise of warrants	67,804	67	(67)	—	—	—
Issuance of restricted stock units	14,025	14	164,780	—	—	164,794
Proceeds from exercise of warrants	294,802	295	1,218,289	—	—	1,218,584
Success fee-Bridge Bank	68,791	69	636,931	—	—	637,000
Net loss	—	—	—	—	(5,821,202)	(5,821,202)
Balance at June 30, 2018	31,418,654	$31,419	$182,674,479	$(29,188)	$(161,115,871)	$21,560,839

Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835
Stock based compensation - employees, consultants and directors	—	—	2,589,973	—	—	2,589,973
Issuance of common stock, net of fees	1,450,155	1,450	13,328,116	—	—	13,329,566
Other comprehensive (loss): foreign translation adjustment	—	—	—	331,797	—	331,797
Proceeds from exercise of stock options	440,963	442	1,433,184	—	—	1,433,626
Cashless exercise of stock options	48,133	48	(48)	—	—	—
Cashless exercise of warrants	75,725	75	(75)	—	—	—
Issuance of restricted stock units	62,406	62	545,631	—	—	545,693
Proceeds from exercise of warrants	298,802	299	1,233,285	—	—	1,233,584
Success fee-Bridge Bank	68,791	69	636,931	—	—	637,000
Net loss	—	—	—	—	(8,803,235)	(8,803,235)
Balance at June 30, 2018	31,418,654	$31,419	$182,674,479	$(29,188)	$(161,115,871)	$21,560,839

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2019	Six months ended June 30, 2018
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(8,431,232)	$(8,803,235)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation	372,302	580,330
Non-cash interest expense	—	637,000
Depreciation and amortization	275,370	117,512
Amortization of debt costs	47,508	49,532
Bad debt	(44,411)	9,685
Stock-based compensation	372,421	2,589,973
Foreign currency transaction loss	96,311	435,274
Changes in operating assets and liabilities:
Grants and accounts receivable	526,547	(769,001)
Inventories	(671,490)	9,700
Prepaid expenses and other current assets	181,640	16,899
Other assets	4,067	(6,501)
Accounts payable and accrued expenses	(155,439)	(363,995)
Net cash used by operating activities	(7,426,406)	(5,496,827)

Cash flows from investing activities:
Purchases of property and equipment	(431,042)	(468,528)
Payments for patent costs	(370,488)	(452,117)
Net cash used by investing activities	(801,530)	(920,645)

Cash flows from financing activities:
Proceeds from long-term debt	—	666,667
Repayment of long-term debt	—	(666,667)
Payment of debt acquisition costs	—	(147,988)
Equity contributions - net of fees incurred	—	11,903,081
Proceeds from exercise of stock options	416,261	1,433,626
Proceeds from exercise of warrants	1,768,491	1,233,584
Net cash provided by financing activities	2,184,752	14,422,303
Effect of exchange rates on cash	15,908	(44,067)
Net change in cash and cash equivalents	(6,027,276)	7,960,764

Cash and cash equivalents - beginning of period	22,368,837	17,321,862
Cash and cash equivalents - end of period	$16,341,561	$25,282,626

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$458,833	$404,113

Supplemental disclosure of non-cash financing activities
Settlement of accrued bonuses with restricted stock units	$425,639	$545,693
Proceeds from sale of stock not yet received	$—	$1,426,485
Settlement of Success Fee with common stock	$—	$637,000

See accompanying notes to financial statements

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2019

1.	BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019. The results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company had an accumulated deficit of $177,955,047, which included net losses of $8,431,232 for the six months ended June 30, 2019 and $8,803,235 for the six months ended June 30, 2018. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

CytoSorb was approved in the European Union (“EU”) in March 2011, and is currently being marketed and distributed in fifty-five countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 20 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies. The existing patents are set to expire between 2020 and 2035, absent any patent term extensions. Management believes that any near term expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the Euro is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $297,000 and $(794,000) for the three months ended June 30, 2019 and 2018, respectively. Foreign currency transaction gains (loss) included in net loss amounted to approximately $(96,000) and $(435,000) for the six months ended June 30, 2019 and 2018, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $26,000 and $84,000 at June 30, 2019 and December 31, 2018, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2019 and December 31, 2018, the Company’s inventory was comprised of finished goods, which amounted to $295,271 and $213,839, respectively; work in process which amounted to $853,838 and $415,265, respectively; and raw materials, which amounted to $313,889 and $204,029, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the term of the related leases. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations and comprehensive loss in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $93,000 and $49,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $145,000 and $86,000 for the six months ended June 30, 2019 and 2018, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2019 or December 31, 2018. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

Each of CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH and CytoSorbents Poland Sp. Z.o.o. file an annual corporate tax return, VAT return and a trade tax return in Germany, Switzerland and Poland, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The valuation of options granted is a significant estimate in these consolidated financial statements.

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

As of June 30, 2019, one distributor accounted for approximately 14% of outstanding grants and accounts receivable. As of December 31, 2018, two distributors/strategic partners accounted for approximately 29% of the outstanding grants and accounts receivable. For the three months and six ended June 30, 2019, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue. For the three months ended June 30, 2018, one direct customer accounted for approximately 11% of the Company’s revenue. For the six ended June 30, 2018, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $212,000 and $71,000, respectively, for the three months ended June 30, 2019 and 2018, and $358,000 and $207,000, respectively, for the six months ended June 30, 2019 and 2018.

Reclassifications

Certain reclassifications have been made to the June 30, 2018 consolidated financial statements in order to conform to the 2019 consolidated financial statement presentation. There was no change in the reported amount of the accumulated deficit as a result of these reclassifications.

3.	STOCKHOLDERS' EQUITY

Preferred Stock

In June 2019, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

In June 2019, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation increases the number of shares of common stock authorized to be issued to 100,000,000 shares.

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

Termination of Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

On May 31, 2019, the Company delivered to Cantor Fitzgerald & Co. (“Cantor”) written notice of termination (the “Termination Notice”) of the Controlled Equity Offering Sales Agreement, dated November 4, 2015, by and between the Company and Cantor, as amended by Amendment No. 1 to Sales Agreement, dated July 26, 2018 (collectively, the “Sales Agreement”). In accordance with Section 13(b) thereof, the Sales Agreement terminated on June 10, 2019, ten (10) days after the delivery of the Termination Notice. As provided in the Sales Agreement, the Sales Agreement terminated without liability of any party to any other party, except that certain provisions of the Sales Agreement identified therein shall remain in full force and effect notwithstanding the termination.

Pursuant to the Sales Agreement, the Company offered and sold, from time to time through Cantor, shares of the Company’s common stock. In the aggregate, the Company sold 2,094,140 shares pursuant to the Sales Agreement, at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000 from November 4, 2015 through December 31, 2018. There were no sales during the six months ended June 30, 2019.

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019 the Company entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which the Company may sell, from time to time, at its option, up to an aggregate of $25,000,000 of shares of the Company’s common stock through the Agents, as the Company’s sales agents. Any shares of the Company’s common stock to be offered and sold under the New Sale Agreement will be issued and sold pursuant to the Company’s 2018 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the New Sale Agreement, the Agents will use reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock will terminate upon the earliest of (a) the sale of the maximum number or amount of the Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three and six months ended June 30, 2019 and 2018 amounted to approximately $145,000 and $2,066,000, and $372,000 and $2,590,000, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2018	3,658,462	$5.82	7.0
Granted	133,800	$7.09	9.5
Forfeited	(76,026)	$8.39	—
Expired	(4,000)	$4.20	—
Exercised	(145,882)	$4.39	—
Outstanding, June 30, 2019	3,566,354	$5.89	6.7

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $6.14 to $8.25 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 61.9 percent to 74.3 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 1.815 to 2.605 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of June 30, 2019 of $6.61 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2019	Price	Life (Years)	Value
$2.23 - $14.80	3,566,354	$5.89	6.7	$4,288,546

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2019	Price	Value
2,927,910	$5.50	$4,151,187

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2018	1,251,617	$4.56
Granted	133,800	$4.30
Forfeited	(57,526)	$5.39
Vested	(689,447)	$6.75
Non-vested, June 30, 2019	638,444	$4.70

As of June 30, 2019, the Company had approximately $849,000 of total unrecognized compensation cost related to stock options which will be amortized over six months.

On July 22, 2019, the Board of Directors granted options to purchase 926,800 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2019 operations. The grant date fair value of these unvested options amounted to approximately $4,797,000. Based upon an assessment by management, which was reviewed with the Board of Directors, as of June 30, 2019, the Company did not meet any of these milestones, and accordingly we have not recorded any stock option expense related to these options in the three and six months ended June 30, 2019, respectively. The Company will continue to assess the likelihood of meeting these milestones throughout 2019 and will record additional stock option expense as appropriate.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to certain employees of the Company. These specific restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2018	277,200	724,500	1,002,300	2,004,000	$16,192,320
Granted	-	-	8,000	8,000
Forfeited	-	-	(8,250)	(8,250)
June 30, 2019	277,200	724,500	1,002,050	2,003,750	$13,259,660

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2019 and 2018, the Company recorded a charge of approximately $150,000 and $58,000, and $150,000 and $212,000, related to these restricted stock unit awards, respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months and six months ended June 30, 2019 and 2018, the Company recorded a charge of approximately $96,000 and $96,000, and $202,000 and $128,000, related to these restricted stock unit awards, respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2019, the Company recorded a charge of approximately $14,000 and $19,000 respectively, related to these restricted stock unit awards, respectively.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2019	139,138	$7.18
Granted	22,220	$8.05
Vested	(97,806)	$6.63
Non-vested, June 30, 2019	63,552	$7.90

Warrants:

 As of June 30, 2019, the Company has warrants outstanding to purchase 30,000 shares of the Company’s common stock. These warrants have an exercise price of $9.90 and expire on January 14, 2020.

4.	REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$–	$–	$–	$–
Germany	3,693,035	–	–	3,693,035
All other countries	844,703	1,312,679	–	2,157,382
Total product revenue	4,537,738	1,312,679	–	5,850,417
Grant and other income:
United States	-	–	382,109	382,109

Total revenue	$4,537,738	$1,312,679	$382,109	$6,232,526

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$58,500	$–	$–	$58,500
Germany	3,232,279	–	–	3,232,279
All other countries	727,185	1,227,591	–	1,954,776
Total product revenue	4,017,964	1,227,591	–	5,245,555
Grant and other income:
United States	–	–	509,883	509,883
Total revenue	$4,017,964	$1,227,591	$509,883	$5,755,438

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$66,800	$–	$–	$66,800
Germany	6,791,211	–	–	6,791,211
All other countries	1,660,932	1,908,053	–	3,568,985
Total product revenue	8,518,943	1,908,053	–	10,426,996
Grant and other income:
United States	–	–	997,159	997,159
Total revenue	$8,518,943	$1,908,053	$997,159	$11,424,155

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$87,900	$–	$–	$87,900
Germany	5,850,674	–	–	5,850,674
All other countries	1,420,590	2,319,688	–	3,740,278
Total product revenue	7,359,164	2,319,688	–	9,678,852
Grant and other income:
United States	–	–	1,001,239	1,001,239
Total revenue	$7,359,164	$2,319,688	$1,001,239	$10,680,091

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Receivables, which are included in grants and accounts receivable	$1,807,077	$2,399,662
Contract liabilities	$43,364	$42,219

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended June 30, 2019 and December 31, 2018, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2019 and the actual price invoiced during the six months ended June 30, 2019. There was no deferred revenue liability as of December 31, 2018.

5.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement (the “Restated Loan and Security Agreement”) and the 2018 Success Fee Letter (the “2018 Letter”), each previously entered into by and among the Borrower and the Bank on March 28, 2018. In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 9.16% at June 30, 2019.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and six months ended June 30, 2019 and 2018, the Company recorded interest expense amounting to $8,129 and $8,129, respectively, and $16,258 and $15,678, respectively related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after Term B Loan was made, the Company is required to make monthly payments of interest only through April 2020. The interest only period will be further extended through October 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Commencing on May 1, 2020, if the Company does not comply with financial covenant revenue test, the Company shall make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. Commencing on November 1, 2020, if the Company complies with the financial covenant revenue test, the Company shall make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three and six months ended June 30, 2019 and 2018, the Company recorded interest expense of $15,625 and $15,625, respectively, and $31,250 and $33,854, respectively, related to the final fee. The Term Loans are evidenced by a secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

2016 Success Fee Letter:

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

2018 Success Fee Letter

Pursuant to the amended 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (as defined in the Restated Loan and Security Agreement) (the “Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the average price of Company’s common stock for the 365 day period ending on the date of the funding of the Term B Loan.

Long-term debt consists of the following at June 30, 2019:

Principal amount	$10,000,000
Less unamortized debt acquisition costs	(89,423)
Plus accrued final fee	78,125
Subtotal	9,988,702
Less Current maturities	(833,333)
Long-term debt net of current maturities	$9,155,369

Required principal payments of long-term debt based on the terms of the First Amendment and the draw down of Term B Loan, are as follows as of June 30th:

	Term A Loan	Term B Loan	Total
2020	$833,333	$416,667	$1,250,000
2021	5,000,000	2,500,000	7,500,000
2022	4,166,667	2,083,333	6,250,000
Total	$10,000,000	$5,000,000	$15,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. After 2021, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended June 30, 2019 and 2018, the Company has recorded royalty costs of approximately $175,000 and $155,000, respectively. For the six months ended June 30, 2019 and 2018, the Company has recorded royalty costs of approximately $309,000 and $286,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2019 and 2018, per the terms of the license agreement, the Company has recorded royalty costs of approximately $292,000 and $259,000, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded royalty costs of approximately $515,000 and $478,000, respectively.

7.	LEASES

Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The provisions of this ASU require the Company to record a right-of-use asset and related lease liability related to their leases. Accordingly, the Company has adjusted its December 31, 2018 consolidated balance sheet to properly reflect the provisions of this ASU as discussed below.

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

Initial Measurement of Right-Of-Use Asset and Lease Liability:

Under the provisions of this ASU, the Company has adjusted its consolidated balance sheet at December 31, 2018 to reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company’s incremental borrowing rate, which is 9.16%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of-asset and related lease liability is as follows:

	June 30,	December 31,
	2019	2018
Right-of-use asset	$1,265,170	$1,449,437

Total lease liability	$1,265,170	$1,449,437
Less current portion	(399,512)	(378,675)
Lease liability, net of current portion	$865,658	$1,070,762

The maturities of the lease liabilities are as follows as of June 30, 2019:

2020	$399,512
2021	422,300
2022	70,326
2023	77,046
2024	84,407
Thereafter	211,579
Total	$1,265,170

For the three months ended June 30, 2019 and 2018, operating cash flows paid in connection with operating leases amounted to approximately $230,000 and $196,000, and $440,000 and $382,000 for the six months ended June 30, 2019, respectively.

As of June 30, 2019 and December 31, 2018, the weighted average remaining lease term was 4.00 years and 4.50 years, respectively.

8.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2019 and 2018 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 5,664,000 and 4,909,000 incremental shares at June 30, 2019 and 2018 respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.	SUBSEQUENT EVENTS

On July 9, 2019 the Company entered into the New Sale Agreement with Jefferies LLC and B. Riley FBR, Inc., pursuant to which the Company may sell, from time to time, at its option, up to an aggregate of $25,000,000 of shares of the Company’s common stock, through the Agents, as the Company’s sales agents. See Note 3.

On July 22, 2019, the Board of Directors granted options to purchase 926,800 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2019 operations. See Note 3.

On July 22, 2019, the Board of Directors granted 278,000 restricted stock units to the Company’s employees. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan. The grant date fair value of these unvested restricted stock units amounted to approximately $2,038,000.

On July 22, 2019, the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,322,000 at the date of the grant and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.

On July 22, 2019, the Board of Directors granted options to purchase 75,000 shares of common stock to members of the Board of Directors. The grant date fair value of these unvested options amounted to approximately $388,000. These options vest in four equal parts at the end of each quarter following the grant date.

On July 22, 2019, the Board of Directors granted options to purchase 296,700 shares of common stock to the Company’s management. The grant date fair value of these unvested options amounted to approximately $1,536,000. These options vest one fourth on the date of the grant, one fourth on the first anniversary of the date of the grant, one fourth on the second anniversary of the date of the grant, and one fourth on the third anniversary of the grant.

On July 31, 2019 the Company, entered into the First Amendment to the Amended and Restated Loan and Security Agreement with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and 2018 Success Fee Letter, each previously entered into by and among the Borrower and the Bank on March 28, 2018. In connection with the execution of the First Amendment, the Company drew down the full $5.0 million Term B Loan, bringing the total outstanding debt to $15 million as of July 31, 2019. See Note 5.

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

Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K, as updated by the risks reported in our Quarterly Reports on Form 10-Q, in any prospectus or prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, and in the press releases and other communications to stockholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, other than as required under the Federal securities laws.

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 7, 2019.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 67,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous product candidates under development based upon this unique blood purification technology. As of June 30, 2019, the technology is protected by 20 issued U.S. patents, multiple issued foreign patents, and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 1 to 16 years.

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

Our CE mark enables CytoSorb to be sold throughout all 28 countries of the EU. In addition, many countries outside the EU accept CE mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb to be used “on-label” in diseases where cytokines, myoglobin, or bilirubin are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, chronic liver disease, and many other conditions where cytokine-induced inflammation plays a detrimental role.

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

As of August 2, 2019, our European sales, marketing and clinical support team included 31 direct sales people, one contract sales person and 32 sales support staff.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreement with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica s.r.l. to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In April 2017, we entered into a distribution agreement with KRA Technical Services to distribute CytoSorb in Qatar. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama. In April 2018, we entered into exclusive agreements with Pharmaworld and Chong Lap (H.K.) Co. Ltd. to distribute CytoSorb in Lebanon and Hong Kong, respectively. As of the third quarter of 2018, we had expanded distribution to include Bosnia, Herzegovina, and Croatia with Medis, d.o.o.; Estonia, Latvia, and Lithuania with SIA Scanmed; and Montenegro and Serbia with Mar Medica, d.o.o. and Cardiotec Vascular Ltda., in Chile. In March 2019, we announced the registration of CytoSorb in Israel and the change to Gad Medical as the distributor in Israel. As of July 2019, we expanded distribution to include a new distributor in Saudi Arabia with Al Mofadaly Trading Est.

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

In addition, also in December 2018, we entered into agreements to expand the partnership with Fresenius into South Korea and Mexico. Under the terms of these agreements, Fresenius has exclusive rights to distribute CytoSorb for acute care and other hospital applications in South Korea and Mexico. Commercial sales of CytoSorb are expected to commence after securing market registration clearance from the South Korean and Mexican health authorities. Applications for registration in Mexico and South Korea have been submitted. These multi-year agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity.

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

In the second quarter of 2018, we officially opened an expanded CytoSorb manufacturing facility in New Jersey that quadrupled our manufacturing capacity and is expected to improve product gross margins in the future.

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

In addition to the dosing study, we plan to use data generated and published in the more than 55 investigator-initiated studies and other trials sponsored by us currently planned, enrolling or completed in Europe and abroad. Approximately 40 of these investigator-initiated studies are currently enrolling. These trials, which are funded and supported by well-known university hospitals and KOLs, are the equivalent of Phase 2 clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

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

Investigators of the REFRESH I trial submitted an abstract with data, including free hemoglobin data, from the REFRESH I trial which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement, and in May 2019, the manuscript of the REFRESH I study was electronically published in the journal, Seminars in Thoracic and Cardiovascular Surgery.

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal trial designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI trial is a randomized, controlled, multi-center, clinical trial designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The trial will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI trial. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, which occurred on August 17, 2018. Following the subsequent ethics committee approvals of the amended protocol at all trial sites, as of August 5, 2019, the trial had 24 initiated sites and additional sites that were undergoing approvals, contracting and initiation. As of August 6, 2019, the trial had enrolled 109 patients. We anticipate that patient enrollment in the REFRESH 2-AKI trial will be complete by 2020, but this could take longer if enrollment challenges or other factors causing delays are encountered. If the trial is successful, we plan to submit a PMA application in 2021.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. As of August 6, 2019, the trial had enrolled 222 patients at 15 sites. A planned interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE trial, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.”

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

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available and the benefit to risk ratio is high, the second pathway is the de novo 510(k) pathway, which typically requires additional clinical data to support safety and efficacy.

The third, more rigorous, process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices. A PMA submission includes data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Again, clinical trials are subject to extensive FDA regulation.

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

Following review of a PMA, the FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective for its intended purpose. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. Alternatively the agency may issue an “approvable letter” or “not approvable letter” identifying deficiencies of varying degrees, or issue an order denying approval. The PMA process is much more detailed, time-consuming, and expensive than either the 510(k) or de novo 510(k) process. Also, FDA may impose a variety of conditions on the approval of a PMA.

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

In October 2015, we were awarded a Phase II SBIR contract by the NHLBI and USSOCOM to help advance our HemoDefend blood purification technology towards commercialization for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Porous Polymer Beads”, (contract number HHSN-268201-600006C), provided for maximum funding of approximately $1,524,000 over a two-year period. We received approximately $1,524,000 under this contract and no funding remains. Our performance under this contract has been completed.

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

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program focused on demonstrating the ability of CytoSorb to adsorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provided for maximum funding of $999,996 over two years. This program was funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of June 30, 2019, we received approximately $999,996 in funding under this contract and no further funding remains under this contract.

In May 2017, we were awarded a Phase II STTR contract entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of June 30, 2019, we received approximately $959,000 and have approximately $40,000 remaining under this contract.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of June 30, 2019, we received approximately $426,000 and have approximately $293,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of June 30, 2019, we received approximately $478,000 and have approximately $522,000 remaining under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three year period. As of June 30, 2019, we received approximately $724,000 in funding under this contract and have approximately $2,247,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, the regulations would be directly applicable without the need for adoption of EU member state laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the European Union for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will become applicable in May 2020. Once applicable, the new Medical Devise Regulations will among other things:

•	strengthen the rules on placing devices on the market, by requiring more evidence substantiating safety and efficacy of the device, and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market and new responsibilities for distributors and importers;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

•	strengthen rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

We recognize that CytoSorb will have to be re-certified under the Medical Devices Regulation and we are in the process of updating internal procedures to ensure compliance with the new Medical Devices Regulation. Additional steps may include undertaking a gap analysis to determine the additional steps required to comply with this regulation, including determining whether additional clinical trial or post market study data or other regulatory requirements might be required to be obtained.

Results of Operations

Comparison for the three months ended June 30, 2019 and 2018:

Revenues:

Revenue from product sales was approximately $5,850,000 in the three months ended June 30, 2019, as compared to approximately $5,246,000 in the three months ended June 30, 2018, an increase of approximately $604,000, or 12%. This increase was driven by an increase in direct sales of approximately $520,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $84,000. In addition, sales were negatively impacted by approximately $357,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar. For the three months ended June 30, 2019, the average exchange rate of the Euro to the U.S. dollar was $1.12 as compared to an average exchange rate of $1.19 for the three months ended June 30, 2018.

Grant income was approximately $382,000 for the three months ended June 30, 2019 as compared to approximately $510,000 for the three months ended June 30, 2018, a decrease of approximately $128,000 or 25%. This decrease was a result of timing of certain grant revenue.

Total revenues were approximately $6,233,000 for the three months ended June 30, 2019, as compared to total revenues of approximately $5,755,000 for the three months ended June 30, 2018, an increase of approximately $478,000, or 8%.

Cost of Revenues:

For the three months ended June 30, 2019 and 2018, cost of revenue was approximately $1,834,000 and $1,786,000, respectively, an increase of approximately $48,000. Product cost of revenues increased approximately $31,000 during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to increased sales. Product gross margins were approximately 76% for the three months ended June 30, 2019 and approximately 74% for the three months ended June 30, 2018.

Research and Development Expenses:

For the three months ended June 30, 2019, research and development expenses were approximately $2,930,000 as compared to research and development expenses of approximately $1,576,000 for the three months ended June 30, 2018. The increase of approximately $1,354,000 was due to an increase in clinical trial costs of approximately $1,215,000, which is primarily related to our REFRESH 2-AKI trial, an increase in non-clinical research and development salary related costs of approximately $11,000 and an increase in other non-clinical research and development costs of approximately $150,000. These increases were offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $18,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs, and a decrease in new product development costs of approximately $4,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $592,000 for the three months ended June 30, 2019, as compared to approximately $458,000 for the three months ended June 30, 2018. The increase of approximately $134,000 was due to an increase in legal fees of approximately $28,000 related to patent matters and certain corporate initiatives, an increase in consulting fees of approximately $55,000, an increase in employment agency fees of approximately $31,000 and an increase in accounting fees of approximately $20,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $4,507,000 for the three months ended June 30, 2019, as compared to approximately $6,124,000 for the three months ending June 30, 2018, a decrease of $1,617,000. The decrease of $1,617,000 was due to a decrease in non-cash stock compensation of approximately $2,228,000, a decrease in travel and entertainment costs of approximately $64,000 and a decrease in other general and administrative expenses of approximately $70,000. These decreases were offset by an increase in salaries, commissions and related costs of approximately $588,000, additional sales and marketing costs, which include advertising and conferences of approximately $92,000, an increase in royalty expenses of approximately $53,000 due to the increase in product sales and an increase in rent expense of approximately $12,000 related to the expansion of manufacturing and office facilities.

Interest Expense, net:

For the three months ended June 30, 2019, interest expense was approximately $215,000, as compared to interest expense of approximately $840,000 for the three months ended June 30, 2018. This decrease in interest expense of approximately $625,000 was primarily a result of the settlement of the Success Fee with Bridge Bank in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter with Bridge Bank.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2019, the gain on foreign currency transactions was approximately $297,000 as compared to a loss of approximately $(794,000) for the three months ended June 30, 2018. The 2019 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2019 as compared to March 31, 2018. The spot exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2019, as compared to $1.12 per Euro at March 31, 2019. The 2018 loss was directly related to the decrease in the spot exchange rate of the Euro at June 30, 2018 as compared to March 31, 2018. The spot exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at June 30, 2018, as compared to $1.23 per Euro at March 31, 2018.

Comparison for the six months ended June 30, 2019 and 2018:

Revenues:

Revenue from product sales was approximately $10,427,000 in the six months ended June 30, 2019, as compared to approximately $9,679,000 in the six months ended June 30, 2018, an increase of approximately $748,000, or 8%. This increase was driven by an increase in direct sales of approximately $1,160,000 resulting from sales to both new customers and repeat orders from existing customers, offset by a decrease in distributor sales of approximately $412,000. In addition, sales were negatively impacted by approximately $737,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar. For the six months ended June 30, 2019, the average exchange rate of the Euro to the U.S. dollar was $1.13 as compared to an average exchange rate of $1.21 for the six months ended June 30, 2018.

Grant income was approximately $997,000 for the six months ended June 30, 2019 as compared to approximately $1,001,000 for the six months ended June 30, 2018, a decrease of approximately $4,000 or less than 1%.

Total revenues were approximately $11,424,000 for the six months ended June 30, 2019, as compared to total revenues of approximately $10,680,000 for the six months ended June 30, 2018, an increase of approximately $744,000, or 7%.

Cost of Revenues:

For the six months ended June 30, 2019 and 2018, cost of revenue was approximately $3,573,000 and $3,353,000, respectively, an increase of approximately $220,000. Product cost of revenues increased approximately $83,000 during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to increased sales. Product gross margins were approximately 75% for the six months ended June 30, 2019 and approximately 74% for the six months ended June 30, 2018.

Research and Development Expenses:

For the six months ended June 30, 2019, research and development expenses were approximately $5,348,000 as compared to research and development expenses of approximately $3,356,000 for the six months ended June 30, 2018. The increase of approximately $1,992,000 was due to increase in clinical trial costs of approximately $1,993,000, which is primarily related to our REFRESH 2-AKI trial, an increase in non-clinical research and development salary related costs of approximately $20,000 and an increase in other non-clinical research and development costs of approximately $186,000. These increases were offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $136,000, which had the effect of decreasing the amount of our non-reimbursable research and development costs, and a decrease in new product development costs of approximately $71,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $1,154,000 for the six months ended June 30, 2019, as compared to approximately $874,000 for the six months ended June 30, 2018. The increase of approximately $280,000 was due to an increase in legal fees of approximately $194,000 related to patent matters and certain corporate initiatives, an increase in consulting fees of approximately $73,000, and an increase in accounting fees of approximately $17,000. These increases were offset by a decrease in employment agency fees of approximately $4,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $9,265,000 for the six months ended June 30, 2019, as compared to approximately $10,385,000 for the six months ending June 30, 2018. The decrease of $1,120,000 was due to a decrease in non-cash stock compensation of approximately $2,426,000 and other general and administrative expenses of approximately $140,000. These decreases were offset by an increase in salaries, commissions and related costs of approximately $1,142,000, an increase in travel and entertainment and other costs of approximately $33,000, additional sales and marketing costs, which include advertising and conferences of approximately $189,000, an increase in royalty expenses of approximately $60,000 due to the increase in product sales and an increase in rent expense of approximately $22,000 related to the expansion of manufacturing and office facilities.

Interest Expense, net:

For the six months ended June 30, 2019, interest expense was approximately $420,000, as compared to interest expense of approximately $1,079,000 for the six months ended June 30, 2018. This decrease in interest expense of approximately $659,000 was primarily a result of the settlement of the Success Fee with Bridge Bank in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter with Bridge Bank and interest earned on our cash balances during the six months ended June 30, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2019, the loss on foreign currency transactions was approximately $96,000 as compared to a loss of approximately $435,000 for the six months ended June 30, 2018. The 2019 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2019 as compared to December 31, 2018. The spot exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2019, as compared to $1.15 per Euro at December 31, 2018. The 2018 loss was directly related to the decrease in the spot exchange rate of the Euro at June 30, 2018 as compared to the December 31, 2017. The spot exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at June 30, 2018, as compared to $1.20 per Euro at December 31, 2017.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2019, we had an accumulated deficit of approximately $177,955,000, which included losses of approximately $8,431,000 and $8,803,000 for the six-month periods ended June 30, 2019 and 2018, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At June 30, 2019, we had current assets of approximately $22,214,000 including cash on hand of approximately $16,342,000 and current liabilities of approximately $6,919,000. On July 31, 2019, the Company executed an Amendment to its Loan Agreement with Bridge Bank and simultaneous with this Amendment, received $5 million in proceeds from an additional term loan. In addition, the Amendment extends the interest only period of the loan for an additional six months through April 2020, with the ability to further extend the interest only period for another six months through October 2020 should the Company meet certain conditions.

We believe that we have sufficient cash to fund our operations into 2020. We will need to raise additional capital to support our ongoing operations in the future. In addition, we will need to raise additional funds to support clinical trials in the U.S. and in Europe.

Contractual Obligations

In January 2019, the Company entered into a Eighteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 19,920 square feet. The lease for our corporate headquarters and manufacturing facility expires May 31, 2020. Effective February 1, 2019, the Company’s base rent obligation increased to $32,443 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2021 upon certain conditions.

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

As of June 30, 2019, we had an accumulated deficit of approximately $177,955,000, which included net losses of approximately $8,431,000 for the six months ended June 30, 2019, and $8,803,000 for the six months ended June 30, 2018. In part due to these losses, our 2018 audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on the 2018 financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These interim consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We generate sales in both dollars and Euros most significantly, the majority of our sales are in Euros and changes in the exchange rate of the Euro to the U.S. dollar may positively or negatively impact our revenue. On the other hand, should sales decline due to a devaluation of the Euro relative to the U.S. dollar, expenses related to CytoSorbents Europe GmbH would also decline. This produces a natural currency hedge. We believe that the market risks associated with these financial instruments are currently immaterial, although there can be no guarantee that these market risks will be immaterial to us in the future.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of June 30, 2019, we had an accumulated deficit of approximately $177,955,000, which included net losses of approximately $8,431,000 and $8,803,000 for the six months ended June 30, 2019 and 2018, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of June 30, 2019, we had current assets of approximately $22,214,000, including cash on hand of approximately $16,342,000 and current liabilities of approximately $6,919,000. For the six months ended June 30, 2019, our cash burn was approximately $6,027,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

In addition, we were party to that certain Controlled Equity Offering Sales Agreement, as amended with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we had the right to offer to sell, from time to time through Cantor, shares of the Company’s common stock. This agreement was terminated on June 10, 2019. Prior to its termination, we sold 2,094,140 shares of our common stock pursuant to the agreement, at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000. There were no sales under this agreement during the six months ended June 30, 2019.

On July 9, 2019 the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc., pursuant to which we may offer to sell, from time to time shares of the Company’s common stock, up to a maximum of $25,000,000.

On March 29, 2018, we entered into an Amended and Restated Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank (the “Bank”), pursuant to which the Bank agreed to loan us up to an aggregate of $15,000,000, to be disbursed in two tranches of $10 million and $5 million, respectively. The proceeds from the first tranche of $10 million were used to refinance our existing indebtedness with the Bank. On July 31, 2019 (the “Settlement Date”) we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement (the “Restated Loan and Security Agreement”) and the 2018 Success Fee Letter (the “2018 Letter”), each previously entered into by and among the Borrower and the Bank on March 28, 2018. In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019.

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

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets often have a combination of government-managed and privately-managed healthcare systems that govern reimbursement for medical devices and related procedures. Socialized medicine is common in the EU, and reimbursement and the pricing of medical devices is often subject to governmental control. Application for reimbursement, subsequent approvals, if any, and pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. Private insurance has similar challenges. CytoSorb is currently reimbursed in Germany under government-funded insurance, and in other countries may be covered under the diagnosis-related group (“DRG”), or “lump sum payment” reimbursement, or other generalized reimbursement for acute care medical products. We are continuously working to obtain or improve upon the type and amount of reimbursement available to us in countries where CytoSorb is available, and as we attempt to move from an existing reimbursement platform to a new reimbursement platform, we may experience interruptions and/or reductions in the amount available for reimbursement. Because of this, there can be no assurance that new reimbursement will be obtained or that existing reimbursement will continue or that such reimbursement will be sufficient to adequately cover the cost of the device or treatment. As a result, our future revenues, profitability and access to capital may be negatively affected by any interruption or reduction in amounts of reimbursement. We plan to seek reimbursement for our product in other EU and non-EU countries to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

We depend upon key personnel who may terminate their employment with us at any time.

As of August 2, 2019, we had 141 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. On July 30, 2019, we entered into new employment agreements with Dr. Chan, Mr. Capponi, and Ms. Bloch that expire on December 31, 2021, and provide thereafter for annual renewals of the contract, unless either party provides written notice of non-renewal at least 60 days prior to renewal. Dr. Mortensen’s employment agreement expires on December 31, 2019. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are set to expire between 2020 and 2035. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Our existing patents are set to expire between 2020 and 2035. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

If we fail to maintain the CE Mark in the European Union, we will not be able to commercially sell and market CytoSorb.

In March 2011, CytoSorb, was “CE marked” in the EU as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. A re-certification audit was conducted in April 2019. The successful completion of this audit CE-certifies CytoSorb under the current Medical Device Directive (93/42/EEC) until May 2024. Prior to the expiration of such certificate, we will apply for certification under the new Medical Devices Regulation. Failure to certify CytoSorb under the Medical Devices Regulation will prevent us from using the CE mark for commercial distribution of CytoSorb in the European Union. Any new product that we submit for the CE mark after August 2019 must be approved under the new Medical Devices Regulation.

Furthermore, if:

•	we are not able to obtain re-certification for CytoSorb’s current use;

•	we are not able to do so in time before the existing certificate expires;

•	CytoSorb does not meet the new (and more stringent) requirements under the Medical Devices Regulation; or

•	any variation in the uses for which the CE mark has been affixed CytoSorb requires us to perform further research or to modify the technical documentation required to affix the CE mark, our revenues and operating results could be adversely affected and our reputation could be harmed.

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

In the second quarter of 2018, we officially opened our expanded CytoSorb manufacturing facility in New Jersey that quadrupled our manufacturing capacity. While we currently believe we have established sufficient production capacity to supply potential near term demand for the CytoSorb device, we will likely need to scale up and increase our manufacturing capabilities in the future. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

A significant portion of our revenues is currently derived in the local currencies of the foreign jurisdictions in which our products are sold. Accordingly, we are subject to risks relating to fluctuations in currency exchange rates. In the future, and especially as we further expand our sales efforts in international markets, our customers will increasingly make payments in non-U.S. currencies. Fluctuations in foreign currency exchange rates could affect our revenues, operating costs and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency or if it reduces the cost-competitiveness of our products. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

For the six months ended June 30, 2019, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the current negotiations between U.K. and the EU on the U.K.’s exit from the EU, and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, or otherwise affect our ability to do business. While we do not expect either circumstance to materially affect our business in a direct manner, these and similar events could adversely affect us, or our business partners or customers.

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

Our common stock closed as high as $8.56 and as low as $5.92 per share between January 1, 2019 and June 30, 2019 on Nasdaq. On August 5, 2019, the closing price of our common stock, as reported on Nasdaq, was $6.58. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of June 30, 2019, two shareholders hold 14.7% of our shares and our directors and officers hold 5.6% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 67,697,000 shares remain available for issuance as of June 30, 2019 and may be issued by us without stockholder approval.

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

We are party to a Controlled Equity Offering Sales Agreement, as amended, with Jefferies LLC and B. Riley FBR, who serve as agents, pursuant to which we may offer shares of our common stock from time to time through “at-the-market” offerings. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

1.1	Open Market Sale Agreement, dated July 9, 2019, by and among CytoSorbents Corporation, Jefferies LLC and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2019).
10.1	Eighteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza, LLC, dated January 4, 2019.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 6, 2019	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2019	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

