Form 10-Q
period 2019-09-30
Cytosorbents Corp
filed 2019-11-05
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of November 4, 2019 there were 32,423,763 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “HemoDefend,” “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and our subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(As adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$15,977,943	$22,368,837
Grants and accounts receivable, net of allowance for doubtful accounts of $25,088 at September 30, 2019 and $83,726 at December 31, 2018	3,447,946	3,943,119
Inventories	1,768,166	833,133
Prepaid expenses and other current assets	1,156,895	1,118,998
Total current assets	22,350,950	28,264,087

Property and equipment, net	1,917,417	1,729,860
Right of use asset	1,169,075	1,449,437
Other assets	3,244,982	2,753,379
Total Assets	$28,682,424	$34,196,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,071,937	$1,485,812
Current maturities of long-term debt	3,125,000	666,667
Lease liability – current portion	413,634	378,675
Accrued expenses and other current liabilities	3,691,301	4,385,720
Total current liabilities	9,301,872	6,916,874
Long term debt, net of current maturities and debt issuance costs	11,891,320	9,274,527
Lease liability, net of current portion	755,441	1,070,762
Total Liabilities	21,948,633	17,262,163
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 32,422,263 and 31,774,139 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	32,422	31,774
Additional paid-in capital	190,385,058	186,138,466
Accumulated other comprehensive income	1,156,418	288,175
Accumulated deficit	(184,840,107)	(169,523,815)
Total Stockholders' Equity	6,733,791	16,934,600
Total Liabilities and Stockholders' Equity	$28,682,424	$34,196,763

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$5,648,463	$5,102,748	$16,008,659	$14,693,699
Other sales	80,000	-	146,800	87,900
Total product sales	5,728,463	5,102,748	16,155,459	14,781,599
Grant income	366,544	640,225	1,363,703	1,641,464
Total revenue	6,095,007	5,742,973	17,519,162	16,423,063
Cost of revenue	1,696,274	2,052,696	5,269,228	5,406,195
Gross margin	4,398,733	3,690,277	12,249,934	11,016,868
Other expenses:
Research and development	3,185,105	1,943,417	8,533,342	5,299,475
Legal, financial and other consulting	733,297	416,634	1,886,851	1,290,783
Selling, general and administrative	6,107,877	4,040,847	15,372,476	14,426,272
Total expenses	10,026,279	6,400,898	25,792,669	21,016,530
Loss from operations	(5,627,546)	(2,710,621)	(13,542,735)	(9,999,662)

Other income/(expense):
Interest expense, net	(301,972)	(185,238)	(721,703)	(1,264,161)
Loss on foreign currency transactions	(955,543)	(108,903)	(1,051,854)	(544,177)
Total other expense, net	(1,257,515)	(294,141)	(1,773,557)	(1,808,338)

Loss before benefit from income taxes	(6,885,061)	(3,004,762)	(15,316,292)	(11,808,000)
Benefit from income taxes	-	-	-	-

Net loss attributable to common shareholders	$(6,885,061)	$(3,004,762)	$(15,316,292)	$(11,808,000)

Basic and diluted net loss per common share	$(0.21)	$(0.10)	$(0.48)	$(0.39)
Weighted average number of shares of common stock outstanding	32,365,700	31,305,620	32,189,430	30,394,326

Net loss	$(6,885,061)	$(3,004,762)	$(15,316,292)	$(11,808,000)

Other comprehensive income (loss):
Currency translation adjustment	811,763	99,286	868,243	431,082
Comprehensive loss	$(6,073,298)	$(2,905,476)	$(14,448,049)	$(11,376,918)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three and nine months ended September 30, 2019 (Unaudited):

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at June 30, 2019	32,303,231	$32,303	$189,120,749	$344,655	$(177,955,046)	$11,542,661
Stock based compensation - employees, consultants and directors	—	—	802,334	—	—	802,334
Other comprehensive income: foreign translation adjustment	—	—	—	811,763	—	811,763
Proceeds from exercise of stock options	86,600	87	312,159	—	—	312,246
Issuance of restricted stock units	32,432	32	237,697	—	—	237,729
Fees related to Open Market Sales Agreement	—	—	(87,881)	—	—	(87,881)
Net loss	—	—	—	—	(6,885,061)	(6,885,061)
Balance at September 30, 2019	32,422,263	$32,422	$190,385,058	$1,156,418	$(184,840,107)	$6,733,791

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600
Stock based compensation - employees, consultants and directors	—	—	1,174,755	—	—	1,174,755
Other comprehensive income: foreign translation adjustment	—	—	—	868,243	—	868,243
Proceeds from exercise of stock options	171,134	172	728,335	—	—	728,507
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Fees related to Open Market Sales Agreement	—	—	(87,881)	—	—	(87,881)
Issuance of restricted stock units	84,249	84	663,284	—	—	663,368
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Net loss	—	—	—	—	(15,316,292)	(15,316,292)
Balance at September 30, 2019	32,422,263	$32,422	$190,385,058	$1,156,418	$(184,840,107)	$6,733,791

See accompanying notes to consolidated financial statements

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three and nine months ended September 30, 2018 (Unaudited):

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2018	31,418,654	$31,419	$182,674,479	$(29,189)	$(161,115,874)	$21,560,835
Stock based compensation - employees, consultants and directors	—	—	273,766	—	—	273,766
Issuance of common stock, net of fees	48,075	48	587,349	—	—	587,397
Other comprehensive income: foreign translation adjustment	—	—	—	99,286	—	99,286
Proceeds from exercise of stock options	135,973	136	506,949	—	—	507,085
Cashless exercise of stock options	1,899	1	(1)	—	—	—
Cashless exercise of warrants	13,831	14	(14)	—	—	—
Proceeds from exercise of warrants	15,000	15	47,107	—	—	47,122
Net loss	—	—	—	—	(3,004,762)	(3,004,762)
Balance at September 30, 2018	31,633,432	$31,633	$184,089,635	$70,097	$(164,120,636)	$20,070,729

Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835
Stock based compensation - employees, consultants and directors	—	—	2,863,739	—	—	2,863,739
Issuance of common stock, net of fees	1,498,230	1,498	13,915,465	—	—	13,916,963
Other comprehensive income: foreign translation adjustment	—	—	—	431,082	—	431,082
Proceeds from exercise of stock options	576,936	578	1,940,133	—	—	1,940,711
Cashless exercise of stock options	50,032	49	(49)	—	—	—
Cashless exercise of warrants	89,556	89	(89)	—	—	—
Issuance of restricted stock units	62,406	62	545,631	—	—	545,693
Proceeds from exercise of warrants	313,802	314	1,280,392	—	—	1,280,706
Success fee-Bridge Bank	68,791	69	636,931	—	—	637,000
Net loss	—	—	—	—	(11,808,000)	(11,808,000)
Balance at September 30, 2018	31,633,432	$31,633	$184,089,635	$70,097	$(164,120,636)	$20,070,729

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,316,292)	$(11,808,000)
Adjustments to reconcile net loss to net cash used by operating activities: Non-cash compensation	1,006,960	734,308
Non-cash interest expense	—	637,000
Depreciation and amortization	414,115	256,794
Amortization of debt costs	79,338	73,286
Bad debt	(44,186)	16,722
Stock-based compensation	1,174,755	2,863,739
Foreign currency transaction loss	1,051,854	544,177
Changes in operating assets and liabilities:
Grants and accounts receivable	408,783	(1,518,237)
Inventories	(964,478)	14,259
Prepaid expenses and other current assets	(43,645)	(209,683)
Other assets	4,047	(6,414)
Accounts payable and accrued expenses	(405,820)	269,511
Net cash used by operating activities	(12,634,569)	(8,132,538)

Cash flows from investing activities:
Purchases of property and equipment	(557,411)	(495,526)
Payments for patent costs	(559,483)	(701,306)
Net cash used by investing activities	(1,116,894)	(1,196,832)

Cash flows from financing activities:
Proceeds from long-term debt	5,000,000	666,667
Repayment of long-term debt	—	(666,667)
Payment of debt acquisition costs	(4,212)	(147,988)
Fees related to equity facility	(87,881)	—
Equity contributions – net of fees incurred	—	13,916,963
Proceeds from exercise of stock options	728,507	1,940,711
Proceeds from exercise of warrants	1,768,491	1,280,706
Net cash provided by financing activities	7,404,905	16,990,392
Effect of exchange rates on cash	(44,336)	(71,620)
Net change in cash and cash equivalents	(6,390,894)	7,589,402

Cash and cash equivalents - beginning of period	22,368,837	17,321,862
Cash and cash equivalents - end of period	$15,977,943	$24,911,264

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$732,537	$667,427

Supplemental disclosure of non-cash financing activities
Settlement of accrued bonuses with restricted stock units	$425,639	$545,693
Settlement of Success Fee with common stock	$—	$637,000

See accompanying notes to consolidated financial statements

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2019

1.	BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019. The results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2019, the Company had an accumulated deficit of $184,840,107, which included net losses of $15,316,292 for the nine months ended September 30, 2019 and $11,808,000 for the nine months ended September 30, 2018. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology, selling, general and administrative expenses and clinical study activities. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

2.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a critical care immunotherapy leader commercializing its CytoSorb blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the Company’s flagship product, CytoSorb. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. which is responsible for the management of our clinical trial activities in the United Kingdom.

CytoSorb was approved in the European Union (“EU”) in March 2011, and is currently being distributed in fifty-eight countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

The Company’s technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface absorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies. The existing patents are scheduled to expire between 2020 and 2035, absent any patent term extensions. Management believes that any near term expiring patents will not have a significant impact on our ongoing business.

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

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH and CytoSorbents Poland Sp. z.o.o., wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the Euro is the functional currency, are included in operations. Foreign currency transaction loss included in net loss amounted to approximately $(956,000) and $(109,000) for the three months ended September 30, 2019 and 2018, respectively. Foreign currency transaction loss included in net loss amounted to approximately $(1,052,000) and $(544,000) for the nine months ended September 30, 2019 and 2018, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $25,000 and $84,000 at September 30, 2019 and December 31, 2018, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At September 30, 2019 and December 31, 2018, the Company’s inventory was comprised of finished goods, which amounted to $593,482 and $213,839, respectively; work in process which amounted to $912,497 and $415,265, respectively; and raw materials, which amounted to $262,187 and $204,029, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $70,000 and $40,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $215,000 and $126,000 for the nine months ended September 30, 2019 and 2018, respectively, and are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2019 or December 31, 2018. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carry forwards to an industrial company.

Each of CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. Z.o.o. and CytoSorbents UK Limited file an annual corporate tax return, VAT return and a trade tax return in Germany, Switzerland, Poland and the United Kingdom, respectively.

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

As of September 30, 2019, one distributor accounted for approximately 18% of outstanding grants and accounts receivable. As of December 31, 2018, two distributors/strategic partners accounted for approximately 29% of the outstanding grants and accounts receivable. For the three months ended September 30, 2019, one distributor accounted for 10% of the Company’s total revenue. For the three months ended September 30, 2018, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue. For the nine months ended September 30, 2019 and 2018, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, grants and accounts receivable, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

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

Effects of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. The Company adopted the updated guidance effective January 1, 2019.  See Note 7 for details regarding the Company’s leases.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $133,000 and $67,000, respectively, for the three months ended September 30, 2019 and 2018, and $491,000 and $273,000, respectively, for the nine months ended September 30, 2019 and 2018.

3.	STOCKHOLDERS' EQUITY

Preferred Stock

In June 2019, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

In June 2019, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation increased the number of shares of common stock from 50,000,000 shares authorized to be issued to 100,000,000 shares.

Shelf Registration

 On July 26, 2018, the Company filed a registration statement on Form S-3 with the SEC (as amended, the “2018 Shelf”). The 2018 Shelf, which was declared effective on August 7, 2018, enables the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million.

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

Pursuant to the Sales Agreement, the Company offered and sold, from time to time through Cantor, shares of the Company’s common stock. In the aggregate, the Company sold 2,094,140 shares pursuant to the Sales Agreement, at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000 from November 4, 2015 through December 31, 2018. There were no sales during the nine months ended September 30, 2019.

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019 the Company entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which the Company may sell, from time to time, at its option, up to an aggregate proceeds of $25,000,000 from shares of the Company’s common stock through the Agents, as the Company’s sales agents. Any shares of the Company’s common stock to be offered and sold under the New Sale Agreement will be issued and sold pursuant to the Company’s 2018 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the New Sale Agreement, the Agents will use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the New Sale Agreement and (b) the termination of the New Sale Agreement by the parties thereto. There were no sales under the New Sale Agreement during the nine months ended September 30, 2019.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to $802,000 and $274,000 for the three months ended September 30, 2019 and 2018, and approximately $1,175,000 and $2,864,000 for the nine months ended September 30, 2019, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2018	3,658,462	$5.82	7.0
Granted	1,529,300	$7.24	9.8
Forfeited	(96,051)	$7.99	--
Expired	(4,000)	$4.20	--
Exercised	(232,482)	$4.10	--
Outstanding, September 30, 2019	4,855,229	$6.32	7.6

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $4.46 to $8.25 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 61.9 percent to 74.3 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 1.420 to 2.605 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of September 30, 2019 of $5.03 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2019	Price	Life (Years)	Value
$2.23 - $14.50	4,855,229	$6.32	7.6	$960,857

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2019	Price	Value
2,992,369	$5.68	$957,177

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2018	1,251,617	$4.56
Granted	1,529,300	$4.55
Forfeited	(66,735)	$5.26
Vested	(851,322)	$8.12
Non-vested, September 30, 2019	1,862,860	$4.58

As of September 30, 2019, the Company had approximately $2,073,000 of total unrecognized compensation cost related to stock options which will be amortized over 27 months.

On July 22, 2019, the Board of Directors granted options to purchase 926,800 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2019 operations. The grant date fair value of these unvested options amounted to approximately $4,294,000. Based upon an assessment by management, which was reviewed with the Board of Directors, as of September 30, 2019, the Company did not meet any of these milestones, and accordingly we have not recorded any stock option expense related to these options in the three and nine months ended September 30, 2019, respectively. The Company will continue to assess the likelihood of meeting these milestones throughout 2019 and will record additional stock option expense as appropriate.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to certain employees of the Company. These specific restricted stock units will only vest upon a Change in Control of the Company, as defined in the CytoSorbents Corporation Amended and Restated 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2018	277,200	724,500	1,002,300	2,004,000	$16,192,320
Granted	-	-	264,500	264,500
Forfeited	-	-	(8,250)	(8,250)
September 30, 2019	277,200	724,500	1,258,550	2,260,250	$11,369,058

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2019 and 2018, the Company recorded a charge of approximately $0 and $58,000, and $150,000 and $271,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended September 30, 2019 and 2018, the Company recorded a charge of approximately $96,000 for each period. For the nine months ended September 30, 2019 and 2018, the Company recorded a charge of approximately $298,000 and $223,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2019, the Company recorded a charge of approximately $15,000 and $34,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For each of the three and nine months ended September 30, 2019, the Company recorded a charge of approximately $525,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2019	139,138	$7.18
Granted	202,520	$7.41
Vested	(157,904)	$7.07
Non-vested, September 30, 2019	183,754	$7.53

Warrants:

As of September 30, 2019, the Company has warrants outstanding to purchase 30,000 shares of the Company’s common stock. These warrants have an exercise price of $9.90 and expire on January 14, 2020.

4.	REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$80,000	$–	$–	$80,000
Germany	3,445,632	–	–	3,445,632
All other countries	745,888	1,456,943	–	2,202,831
Total product revenue	4,271,520	1,456,943	–	5,728,463
Grant and other income:
United States	–	–	366,544	366,544

Total revenue	$4,271,520	$1,456,943	$366,544	$6,095,007

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$–	$–	$–	$--
Germany	2,766,922	–	–	2,766,922
All other countries	613,491	1,722,335	–	2,335,826
Total product revenue	3,380,413	1,722,335	–	5,102,748
Grant and other income:
United States	–	–	640,225	640,225

Total revenue	$3,380,413	$1,722,335	$640,225	$5,742,973

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$146,800	$–	$–	$146,800
Germany	10,242,943	–	–	10,242,943
All other countries	2,403,139	3,362,577	–	5,765,716
Total product revenue	12,792,882	3,362,577	–	16,155,459
Grant and other income:
United States	–	–	1,363,703	1,363,703

Total revenue	$12,792,882	$3,362,577	$1,363,703	$17,519,162

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$87,900	$–	$–	$87,900
Germany	8,617,596	–	–	8,617,596
All other countries	2,034,080	4,042,023	–	6,076,103
Total product revenue	10,739,576	4,042,023	–	14,781,599
Grant and other income:
United States	–	–	1,641,464	1,641,464

Total revenue	$10,739,576	$4,042,023	$1,641,464	$16,423,063

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
Receivables, which are included in grants and accounts receivable	$1,912,411	$2,399,662
Contract liabilities	$92,311	$42,219

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended September 30, 2019 and December 31, 2018, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2019 and the actual price invoiced during the nine months ended September 30, 2019. There was no deferred revenue liability as of December 31, 2018.

5.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 8.66% at September 30, 2019.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050 and $4,212 related to the First Amendment. As of the Settlement Date, the total unamortized loan costs related to the Term Loans amounted to $90,925. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and nine months ended September 30, 2019 and 2018, the Company recorded interest expense amounting to $8,393 and $8,129, respectively, and $24,651 and $23,807, respectively related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after Term B Loan was made, the Company is required to make monthly payments of interest-only through April 2020. The interest-only period will be further extended through November 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Amended and Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Commencing on May 1, 2020, if the Company does not comply with financial covenant revenue test, the Company shall make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. Commencing on November 1, 2020, if the Company complies with the financial covenant revenue test, the Company shall make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three and nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $23,437 and $15,625, respectively, and $54,687 and $49,479, respectively, related to the final fee. The Term Loans are evidenced by a secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

2018 Success Fee Letter:

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

Long-term debt consists of the following at September 30, 2019:

Principal amount	$15,000,000
Less unamortized debt acquisition costs	(85,242)
Plus accrued final fee	101,562
Subtotal	15,016,320
Less Current maturities	(3,125,000)
Long-term debt net of current maturities	$11,891,320

Required principal payments of long-term debt based on the terms of the First Amendment and the draw down of Term B Loan, are as follows as of September 30th:

	Term A Loan	Term B Loan	Total
2020	$2,083,333	$1,041,667	$3,125,000
2021	5,000,000	2,500,000	7,500,000
2022	2,916,667	1,458,333	4,375,000
Total	$10,000,000	$5,000,000	$15,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended September 30, 2019 and 2018, the Company has recorded royalty costs of approximately $169,000 and $152,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company has recorded royalty costs of approximately $478,000 and $438,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended September 30, 2019 and 2018, per the terms of the license agreement, the Company has recorded royalty costs of approximately $282,000 and $253,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded royalty costs of approximately $797,000 and $731,000, respectively.

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

	September 30,	December 31,
	2019	2018
Right-of-use asset	$1,169,075	$1,449,437

Total lease liability	$1,169,075	$1,449,437
Less current portion	(413,634)	(378,675)
Lease liability, net of current portion	$755,441	$1,070,762

The maturities of the lease liabilities are as follows as of September 30, 2019:

2020	$413,634
2021	329,067
2022	71,949
2023	78,823
2024	86,354
Thereafter	189,248
Total	$1,169,075

For the three months ended September 30, 2019 and 2018, operating cash flows paid in connection with operating leases amounted to approximately $234,000 and $215,000, respectively, and $674,000 and $597,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the weighted average remaining lease term was 4.10 years and 4.50 years, respectively.

8.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three and nine months ended September 30, 2019 and 2018 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 7,329,000 and 6,818,000 incremental shares at September 30, 2019 and 2018, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

We are a critical care immunotherapy leader, commercializing our CytoSorb blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In addition, CytoSorb can be used in other inflammatory conditions such as cardiac surgery, autoimmune disease flares, and potentially for cancer, cytokine release syndrome in cancer immunotherapy, and cancer cachexia, a common syndrome that affects cancer patients, where cytokines play a major role in the cause of inflammation. CytoSorb has been used globally in more than 73,000 human treatments to date. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. We have numerous product candidates under development based upon this unique blood purification technology. As of November 4, 2019, the technology is protected by 21 issued U.S. patents, multiple issued foreign patents, and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from 1 to 16 years.

In March 2011, CytoSorb was “CE marked” in the EU, allowing for commercial marketing as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the on-label use of the device in the treatment of liver failure and trauma, respectively. We believe the CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

In late June 2012, following the establishment of our wholly owned European subsidiary, CytoSorbents Europe GmbH, we began the commercial launch of CytoSorb in Germany with the hiring of Dr. Christian Steiner as Vice President of Sales and Marketing and three additional sales representatives. 2013 represented the first full year of direct sales with a four-person sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland. In 2016, a dedicated reimbursement code was established for CytoSorb in Germany. At the end of 2017, we had hundreds of key opinion leaders (“KOLs”) in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification, who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017, we further expanded our direct sales efforts into Belgium and Luxembourg.

On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. As part of this expansion effort, the Company established CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH.

In the third quarter of 2019, we established CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc., to manage our clinical trial activities in the United Kingdom.

As of November 4, 2019, our European commercialization team included 76 people.

We have complemented our direct sales efforts with sales to distributors and/or corporate partners. In 2013, we reached agreement with distributors in the United Kingdom, Ireland, the Netherlands, Russia and Turkey. In December 2014, we entered into an exclusive agreement with Smart Medical Solutions S.R.L., to distribute CytoSorb for critical care applications in Romania and the neighboring Republic of Moldova.  In 2015, we announced exclusive distribution agreements with Aferetica s.r.l. to distribute CytoSorb in Italy, AlphaMedix Ltd. to distribute CytoSorb in Israel, TekMed Pty Ltd. to distribute CytoSorb in Australia and New Zealand, and Hoang Long Pharma to distribute CytoSorb in Vietnam. In June 2016, we announced an exclusive distribution agreement with Palex Medical SA to distribute CytoSorb in Spain and Portugal. In September 2016, we announced an exclusive agreement with Armaghan Salamat Kish Group (Arsak) to distribute CytoSorb in Iran. In April 2017, we entered into a distribution agreement with KRA Technical Services to distribute CytoSorb in Qatar. In July 2017, we announced an exclusive agreement with Droguería, Ramón, González, Revilla (DRGR) S.A. to distribute CytoSorb in Panama. In April 2018, we entered into exclusive agreements with Pharmaworld and Chong Lap (H.K.) Co. Ltd. to distribute CytoSorb in Lebanon and Hong Kong, respectively. As of the third quarter of 2018, we had expanded distribution to include Bosnia, Herzegovina, and Croatia with Medis, d.o.o.; Estonia, Latvia, and Lithuania with SIA Scanmed; and Montenegro and Serbia with Mar Medica, d.o.o. and Cardiotec Vascular Ltda., in Chile. In March 2019, we announced the registration of CytoSorb in Israel and the change to Gad Medical as the distributor in Israel. As of July 2019, we expanded distribution to include a new distributor in Saudi Arabia with Al Mofadaly Trading Est. In August 2019, we announced expanded distribution in Latin America with the addition of Conatti Medical in Brazil, Service & Medical Columbia in Columbia and Nutricare Costa Rica in Costa Rica.

We have been working to expand the number and scope of our strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon Ltd. (“Biocon”), India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator-initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the agreement, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity in this territory. In addition, the term of the original agreement was extended to December 2022.

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

At the same time, we entered into a comprehensive co-marketing agreement with Fresenius. Under the terms of the co-marketing agreement, CytoSorbents and Fresenius agreed to jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb is being actively commercialized. CytoSorb continues to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius sells all ancillary products to their customers. Fresenius further provides written endorsements of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that can be used by us and our distribution partners to promote CytoSorb worldwide. Training and preparation for this co-marketing program began in an additional five initial countries in 2017 and is continuing, with implementation of the co-marketing program in additional countries planned for the future.

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

In addition, also in December 2018, we entered into agreements to expand the partnership with Fresenius into South Korea and Mexico. Under the terms of these agreements, Fresenius has exclusive rights to distribute CytoSorb for acute care and other hospital applications in South Korea and Mexico. Commercial sales of CytoSorb are expected to commence after securing market registration clearance from the South Korean and Mexican health authorities. Applications for registration in Mexico and South Korea have been submitted. These agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity. These agreements, which commenced on January 1, 2019, have an initial term of three years. These agreements will automatically renew for an additional two years unless terminated by either party.

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

In the second quarter of 2018, we officially opened an expanded CytoSorb manufacturing facility in New Jersey that quadrupled our manufacturing capacity.

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

In addition to the dosing study, we plan to use data generated and published in the more than 50 investigator-initiated studies and additional Company sponsored trials that are currently planned, enrolling or completed in Europe and elsewhere. We believe that these trials, which are conducted and supported by what we believe to be well-known university hospitals and KOLs, are the equivalent of Phase 3 and Phase 4 clinical studies. They will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, may be integral in helping to drive additional usage and adoption of CytoSorb.

In addition to sepsis and other critical care applications, cardiac surgery is an important application for CytoSorb. There are approximately one million cardiac surgery procedures performed annually in the U.S. and EU combined including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, aortic reconstruction, and left ventricular assist device (“LVAD”) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, an activation of complement, and hemolysis, leading to the release of toxic plasma free hemoglobin. These can lead to post-operative complications such as respiratory failure, circulatory failure, and acute kidney injury. CytoSorb has a unique competitive advantage as a cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb enables it to replace the existing market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach.

In February 2015, the U.S. Food and Drug Administration (the “FDA”) approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the study to a 40 patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represented the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

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

The primary safety and efficacy endpoints of the study were the assessment of serious device related adverse events and the change in plasma free hemoglobin levels, respectively.  On October 5, 2016, we announced positive top-line safety data. In addition, following a detailed review of all reported adverse events in a total of 46 enrolled patients, the independent Data Safety Monitoring Board (“DSMB”) found no serious device related adverse events with the CytoSorb device, achieving the primary safety endpoint of the study. In addition, the therapy was well-tolerated and technically feasible, implementing easily into the cardiopulmonary bypass circuit without the need for an additional external blood pump.  The REFRESH I study represented the first randomized controlled study demonstrating the safety of intra-operative CytoSorb use in patients undergoing high risk cardiac operations.

Investigators of the REFRESH I study submitted an abstract with data, including free hemoglobin data, from the REFRESH I study which was selected for a podium presentation at the American Association of Thoracic Surgery conference on May 1, 2017. On May 5, 2017, we announced additional REFRESH I data, including data from the study on the reduction of pfHb and activated complement, and in May 2019, the manuscript of the REFRESH I study was electronically published in the journal, Seminars in Thoracic and Cardiovascular Surgery.

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018. Following the subsequent ethics committee approvals of the amended protocol at all trial sites, as of October 31, 2019, the study had 25 initiated sites and additional sites that were undergoing approvals, contracting and initiation. As of October 31, 2019, the study had enrolled 144 patients. We anticipate that patient enrollment in the REFRESH 2-AKI study will be complete by the end of 2020, but this could take longer if enrollment challenges or other factors causing delays are encountered. If the study is successful, we plan to submit a PMA application in 2021.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE trial, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.” As of October 31, 2019, the trial had enrolled 250 patients at 15 sites. The trial will continue to enroll up to 15 additional patients to account for potential dropouts, which is expected to be completed by the end of 2019.

In September 2019, we announced that Hannover Medical School in Germany will begin the first clinical study, called CYTORELEASE, evaluating the use of CytoSorb in treating CRS and inflammation of the brain called CAR-related Encephalopathy Syndrome (“CRES”), following CAR-T cell immunotherapy.  The CYTORELEASE trial, entitled “Effectivity of Extracorporeal Cytokine Adsorption (CytoSorb) as Additive Treatment of CAR-T Cell Associated Cytokine Release Syndrome (“CRS”) and Encephalopathy Syndrome (“CRES”),” is a randomized, controlled pilot study in 34 cancer patients who have received CAR-T cell immunotherapy and who have developed either severe CRS or CRES for a duration less than 6 hours.  Patients will receive either standard of care therapy versus standard of care therapy plus CytoSorb hemoadsorption.  The primary endpoint of the study is a plasma reduction of the pro-inflammatory cytokine interleukin-6 (IL-6). Secondary and exploratory endpoints will examine other potential clinical benefits such as improvements in CRES, shock, and other organ injury.  The trial has been approved by the Hannover Medical School ethics committee and is ready to begin enrollment.

In September 2019, a new publication entitled, "Hemoadsorption with CytoSorb showed a decreased observed versus expected 28-day all-cause mortality in ICU patients with septic shock: a propensity-score-weighted retrospective study," in the journal Critical Care. In this study, clinical researchers at Maasstad Hospital and at Erasmus University Medical Center in Rotterdam, Netherlands conducted a retrospective evaluation of 116 patients with septic shock, who required vasopressors to increase their blood pressure, and renal replacement therapy (RRT) due to kidney failure.  Of these, 49 patients received standard of care therapy, and 67 were treated with standard of care plus CytoSorb. Both groups were compared by stabilized Inverse Probability of Treatment Weights (sIPTW) to overcome baseline differences in the type of sepsis, age, comorbidities, surgery vs no surgery, Sequential Organ Failure Assessment (SOFA) score, use of the vasopressor noradrenaline, and lactate levels.

Patients treated with standard of care and CytoSorb had a statistically significant reduction in 28-day all-cause mortality compared to standard of care alone (53% vs 72% control, p<0.04), based on the sIPTW analysis. In addition, observed 28-day all-cause mortality in the CytoSorb treatment group was significantly lower than the predicted mortality (48% observed vs 75% predicted, p<0.001), based on SOFA score.

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multicenter study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as standard of care to reduce the risk of heart attacks and strokes in patients with advanced cardiovascular disease. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, the approximately 4% of patients requiring emergency cardiothoracic surgery experience a 25-30% risk of severe or massive perioperative bleeding with potential negative clinical outcomes or death, with significantly increased costs to the hospital and healthcare system. The primary endpoint of this study is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. We intend to enroll thirty patients who will have received ticagrelor within 48 hours of undergoing emergency cardiothoracic surgery with cardiopulmonary bypass.

In addition to cardiac surgery, a market focus for CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, liver failure, pancreatitis, lung injury, ARDS, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions and is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb – an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ – a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood. With the support of NHLBI, we plan to initiate a U.S. pivotal trial designed to support U.S. FDA approval, expected to begin by the end of 2019.

•	K+ontrol – a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

In the EU, medical devices are required to comply with the Medical Devices Directive (“MDD”) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA. In Europe, our devices are classified as Class IIb, and conform to the MDD. As of May 2020, those devices that have not received CE Mark renewal under the MDD are required to be compliant under the new European Union Medical Device Regulation (“MDR”) in order to maintain CE Mark approval. In August 2019, we announced that CytoSorb has received renewal of its European Union CE Mark under the MDD through May 2024.

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

In June 2016, we successfully completed an ISO 13485:2003 annual surveillance audit maintaining our good standing with our notified body. In September 2016, we were granted a two-year renewal for the CytoSorb CE Mark. In June 2018, we received clearance from our notified body to begin production in our new manufacturing facility. In July 2018, we successfully completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification, which is valid through September 2022.

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available and the benefit-to-risk ratio is high, the second pathway is the de novo 510(k) pathway, which typically requires additional clinical data to support safety and efficacy.

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

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others.

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

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program focused on demonstrating the ability of CytoSorb to adsorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provided for maximum funding of $999,996 over two years. This program was funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of September 30, 2019, we received approximately $999,996 in funding under this contract and no further funding remains under this contract. Our performance under this contract has been completed.

In May 2017, we were awarded a Phase II STTR contract entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of September 30, 2019, we received approximately $999,070 and no further funding remaining under this contract. Our performance under this contract has been completed.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of September 30, 2019, we received approximately $475,000 and have approximately $243,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of September 30, 2019, we received approximately $539,000 and have approximately $461,000 remaining under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three year period. As of September 30, 2019, we received approximately $941,000 in funding under this contract and have approximately $2,030,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund (“RIF”) contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two year period. As of September 30, 2019, we received no funding under this contract and have approximately $2,960,000 remaining under this contract.

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

In March 2011, CytoSorb, was “CE marked” in the EU as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. A re-certification audit was conducted in April 2019. The successful completion of this audit CE-certifies CytoSorb under the current Medical Device Directive (93/42/EEC) until May 2024. Prior to the expiration of such certificate, we will apply for certification under the new Medical Devices Regulation (“MDR”).

The new Medical Devices Regulation will become applicable in May 2020. Once applicable, the new Medical Devise Regulations will among other things:

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

We intend to recertify CytoSorb under the Medical Devices Regulation before May 2024 and are in the process of updating internal procedures to ensure compliance with the new Medical Devices Regulation. Additional steps may include undertaking a gap analysis to determine the additional steps required to comply with this regulation, including determining whether additional clinical trial or post-market study data or other regulatory requirements might be required.

Results of Operations

Comparison for the three months ended September 30, 2019 and 2018:

Revenues:

Revenue from product sales was approximately $5,728,000 for the three months ended September 30, 2019, as compared to approximately $5,103,000 for the three months ended September 30, 2018, an increase of approximately $625,000, or 12%. This increase was driven by an increase in direct sales of approximately $891,000 resulting from sales to both new customers and repeat orders from existing customers, offset by a decrease in distributor sales of approximately $266,000. In addition, sales were negatively impacted by approximately $239,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar. For the three months ended September 30, 2019, the average exchange rate of the Euro to the U.S. dollar was $1.11 as compared to an average exchange rate of $1.16 for the three months ended September 30, 2018.

Grant income was approximately $367,000 for the three months ended September 30, 2019 as compared to approximately $640,000 for the three months ended September 30, 2018, a decrease of approximately $273,000 or 43%. This decrease was a result of the completion of certain grants prior to the three months ended September 30, 2019 and timing of certain other grant revenue.

Total revenues were approximately $6,095,000 for the three months ended September 30, 2019, as compared to total revenues of approximately $5,743,000 for the three months ended September 30, 2018, an increase of approximately $352,000, or 6%.

Cost of Revenues:

For the three months ended September 30, 2019 and 2018, cost of revenue was approximately $1,696,000 and $2,053,000, respectively, a decrease of approximately $357,000. Product cost of revenues decreased approximately $66,000 during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to achieved production efficiencies. Product gross margins were approximately 77% for the three months ended September 30, 2019 and approximately 72% for the three months ended September 30, 2018.

Research and Development Expenses:

For the three months ended September 30, 2019, research and development expenses were approximately $3,185,000 as compared to research and development expenses of approximately $1,943,000 for the three months ended September 30, 2018. The increase of approximately $1,242,000 was due to an increase in clinical trial and related costs of approximately $863,000, which includes expenditures related to our REFRESH 2-AKI study, decreases in direct labor and other costs being deployed toward grant-funded activities of approximately $290,000, which had the effect of increasing the amount of our non-reimbursable research and development costs and an increase in non-clinical research and development salary related costs of approximately $104,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $733,000 for the three months ended September 30, 2019, as compared to approximately $417,000 for the three months ended September 30, 2018. The increase of approximately $316,000 was due to an increase in legal fees of approximately $147,000 related to patent matters and certain corporate initiatives and an increase in employment agency fees of approximately $222,000 related to the hiring of senior level personnel. These increases were offset by a decrease in accounting fees of approximately $37,000 and a decrease in consulting fees of approximately $16,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $6,108,000 for the three months ended September 30, 2019, as compared to approximately $4,041,000 for the three months ending September 30, 2018, an increase of $2,067,000. This increase is related to an increase in salaries, commissions and related costs of approximately $613,000, additional sales and marketing costs, which include advertising and conferences of approximately $462,000, an increase in royalty expenses of approximately $46,000 due to the increase in product sales, an increase in non-cash stock compensation of approximately $529,000 related to options granted and an increase in restricted stock expense of approximately $481,000 related to restricted stock units granted to the Company executive officers.

Interest Expense, net:

For the three months ended September 30, 2019, interest expense was approximately $302,000, as compared to interest expense of approximately $185,000 for the three months ended September 30, 2018. This increase in interest expense of approximately $117,000 was primarily a result of the additional interest incurred related to the draw down of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2019, the non-cash loss on foreign currency transactions was approximately $956,000 as compared to a loss of approximately $109,000 for the three months ended September 30, 2018. The 2019 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2019 as compared to June 30, 2019. The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro at September 30, 2019, as compared to $1.14 per Euro at June 30, 2019. The 2018 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at September 30, 2018 as compared to June 30, 2018. The exchange rate of the Euro to the U.S. dollar was $1.16 per Euro at September 30, 2018, as compared to $1.17 per Euro at June 30, 2018.

Comparison for the nine months ended September 30, 2019 and 2018:

Revenues:

Revenue from product sales was approximately $16,155,000 for the nine months ended September 30, 2019, as compared to approximately $14,782,000 for the nine months ended September 30, 2018, an increase of approximately $1,373,000, or 9%. This increase was driven by an increase in direct sales of approximately $2,053,000 resulting from sales to both new customers and repeat orders from existing customers, offset by a decrease in distributor sales of approximately $680,000. In addition, sales were negatively impacted by approximately $977,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar. For the nine months ended September 30, 2019, the average exchange rate of the Euro to the U.S. dollar was $1.12 as compared to an average exchange rate of $1.19 for the nine months ended September 30, 2018.

Grant income was approximately $1,364,000 for the nine months ended September 30, 2019 as compared to approximately $1,641,000 for the nine months ended September 30, 2018, a decrease of approximately $277,000 or 17%.

Total revenues were approximately $17,519,000 for the nine months ended September 30, 2019, as compared to total revenues of approximately $16,423,000 for the nine months ended September 30, 2018, an increase of approximately $1,096,000, or 7%.

Cost of Revenues:

For the nine months ended September 30, 2019 and 2018, cost of revenue was approximately $5,269,000 and $5,406,000, respectively, a decrease of approximately $137,000. Product cost of revenues increased approximately $17,000 during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to increased sales, offset by achieved production efficiencies. Product gross margins were approximately 76% for the nine months ended September 30, 2019 and approximately 73% for the nine months ended September 30, 2018.

Research and Development Expenses:

For the nine months ended September 30, 2019, research and development expenses were approximately $8,533,000 as compared to research and development expenses of approximately $5,299,000 for the nine months ended September 30, 2018. The increase of approximately $3,234,000 was due to an increase in clinical trial and related costs of approximately $2,856,000, which includes expenditures related to our REFRESH 2-AKI study, an increase in non-clinical research and development salary related costs of approximately $133,000, decreases in direct labor and other costs being deployed toward grant-funded activities of approximately $154,000, which had the effect of increasing the amount of our non-reimbursable research and development costs and an increase in other non-clinical research and development costs of approximately $91,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $1,887,000 for the nine months ended September 30, 2019, as compared to approximately $1,291,000 for the nine months ended September 30, 2018. The increase of approximately $596,000 was due to an increase in legal fees of approximately $342,000 related to patent matters and certain corporate initiatives, an increase in employment agency fees of approximately $217,000 related to the hiring of senior level personnel, and an increase in consulting fees of approximately $57,000. These increases were offset by a decrease in accounting fees of approximately $20,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $15,372,000 for the nine months ended September 30, 2019, as compared to approximately $14,426,000 for the nine months ending September 30, 2018. The increase of $946,000 was due to an increase in salaries, commissions and related costs of approximately $1,790,000, additional sales and marketing costs, which include advertising and conference attendance of approximately $660,000, an increase in royalty expenses of approximately $107,000 due to the increase in product sales, and an increase in restricted stock expense of approximately $273,000 related to restricted stock units granted to the Company’s executive officers. These increases were offset by a decrease in non-cash stock compensation of approximately $1,689,000 and a decrease in travel and entertainment and other general and administrative expenses of approximately $195,000.

Interest Expense, net:

For the nine months ended September 30, 2019, interest expense was approximately $722,000, as compared to interest expense of approximately $1,264,000 for the nine months ended September 30, 2018. This decrease in interest expense of approximately $542,000 was primarily a result of the settlement of the Success Fee in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter, offset by an increase in interest due to the draw down of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2019, the non-cash loss on foreign currency transactions was approximately $1,052,000 as compared to a loss of approximately $544,000 for the nine months ended September 30, 2018. The 2019 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2019 as compared to December 31, 2018. The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro at September 30, 2019, as compared to $1.15 per Euro at December 31, 2018. The 2018 loss is directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at September 30, 2018 as compared to December 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.16 per Euro at September 30, 2018, as compared to $1.20 per Euro at December 31, 2017.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2019, we had an accumulated deficit of approximately $184,840,000, which included losses of approximately $15,316,000 and $11,808,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At September 30, 2019, we had current assets of approximately $22,351,000 including cash on hand of approximately $15,978,000 and current liabilities of approximately $9,302,000. On July 31, 2019, the Company executed an Amendment to its Loan Agreement with Bridge Bank and, simultaneous with this Amendment, received $5 million in proceeds from an additional term loan. In addition, the Amendment extends the interest-only period of the loan for an additional six months through April 2020, with the ability to further extend the interest-only period for another six months through October 2020 should the Company meet certain conditions.

We believe that we have sufficient cash to fund our operations into 2020. We will need to raise additional capital to support our ongoing operations in the future. In addition, we will need to raise additional funds to support clinical trials in the U.S. and in Europe.

Contractual Obligations

In January 2019, the Company entered into an Eighteenth Amendment to Lease Agreement with Princeton Corporate Plaza, LLC, which expands our space to approximately 19,920 square feet. The lease for our corporate headquarters and manufacturing facility expires May 31, 2020. Effective February 1, 2019, the Company’s base rent obligation increased to $32,443 per month. In addition, the lease amendment provides the Company with an option to extend the term of the lease for an additional one year period through May 31, 2021.

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

As of September 30, 2019, we had an accumulated deficit of approximately $184,840,000, which included net losses of approximately $15,316,000 for the nine months ended September 30, 2019, and $11,808,000 for the nine months ended September 30, 2018. In part due to these losses, our 2018 audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on the 2018 financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These interim consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

No change in our internal control over financial reporting occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of September 30, 2019, we had an accumulated deficit of approximately $184,840,000, which included net losses of approximately $15,316,000 and $11,808,000 for the nine months ended September 30, 2019 and 2018, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of September 30, 2019, we had current assets of approximately $22,351,000, including cash on hand of approximately $15,978,000 and current liabilities of approximately $9,302,000. For the nine months ended September 30, 2019, our cash burn was approximately $11,391,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

On July 31, 2019 (the “Settlement Date”) we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Bridge Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement (the “Restated Loan and Security Agreement”) and the 2018 Success Fee Letter (the “2018 Letter”), each previously entered into by and among the Company and Bridge Bank on March 28, 2018. In connection with the execution of the First Amendment, the draw period for the Term B Loan (as defined therein) was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019.

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

We have historically been engaged primarily in research and development activities and have generated limited revenues to date. With the launch of our CytoSorb product in the EU and elsewhere, there can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in balancing development, which include unanticipated problems relating to testing, product registration, regulatory compliance and manufacturing, with commercialization, which includes problems with market adoption, reimbursement, marketing problems and additional costs. Our products and product candidates will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE mark. We will also need to raise additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by our CE mark. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

As of November 4, 2019, we had 153 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our Chief Operating Officer, and Dr. Eric R. Mortensen, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated employment agreements with Dr. Chan, Mr. Capponi, and Ms. Bloch that expire on December 31, 2021, and provide thereafter for annual renewals of the contract, unless either party provides written notice of non-renewal at least 60 days prior to renewal. Dr. Mortensen’s employment agreement expires on December 31, 2019. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are scheduled to expire between 2020 and 2035. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

We previously engaged in discussions with the Brotech Corporation and its affiliate, Purolite International, Inc. (collectively referred to as “Purolite”), which had demonstrated a strong interest in being our polymer manufacturer. For a period of time beginning in December 1998, Purolite engaged in efforts to develop and optimize the manufacturing process needed to produce our polymer products on a commercial scale. However, the parties eventually decided not to proceed. In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of our products through 2029, after which time no royalties will be due under this settlement agreement.

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

Our existing patents are scheduled to expire between 2020 and 2035. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

In March 2011, CytoSorb, was “CE marked” in the EU as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. We believe the CE mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. A re-certification audit was conducted in April 2019. The successful completion of this audit CE-certifies CytoSorb under the current Medical Device Directive (93/42/EEC) until May 2024. Prior to the expiration of such certificate, we will apply for certification under the new Medical Devices Regulation. Failure to certify CytoSorb under the Medical Devices Regulation will prevent us from using the CE mark for commercial distribution of CytoSorb in the European Union. Any new product that we submit for the CE mark after August 2019 must be approved under the new Medical Devices Regulation.

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

In March 2011, we received approval from our notified body to apply the CE mark to our CytoSorb device for commercial sale as a cytokine filter. We also achieved ISO 13485:2003 Full Quality Systems certification, and have since upgraded to ISO 13485:2016 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale in the EU and for additional clinical studies. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”).  As such, we are subject to continual review and periodic inspections to assess compliance with cGMP as required by our International notified body and those FDA regulations governing companies that export medical products for sale outside the United States.  Accordingly, we must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

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

Our business could be harmed by adverse economic conditions in Germany, our primary geographical market, or by economic and/or political instability in the EU or elsewhere caused by Brexit, trade conflicts, or other factors.

For the nine months ended September 30, 2019, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the United Kingdom’s intended exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

Our common stock closed as high as $8.56 and as low as $4.33 per share between January 1, 2019 and September 30, 2019 on Nasdaq. On November 4, 2019, the closing price of our common stock, as reported on Nasdaq, was $5.05. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of September 30, 2019, two shareholders hold 12.7% of our shares and our directors and officers hold 6.7% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 67,578,000 shares remain available for issuance as of September 30, 2019 and may be issued by us without stockholder approval.

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

We are party to a Controlled Equity Offering Sales Agreement with Jefferies LLC and B. Riley FBR, who serve as agents, pursuant to which we may offer shares of our common stock from time to time through “at-the-market” offerings. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

10.1#	Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Phillip P. Chan (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).
10.2#	Amended and Restated Employment Agreement, dated as of July 30 2019, by and between CytoSorbents Medical, Inc. and Vincent Capponi (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed on August 5, 2019).
10.3#	Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Kathleen P. Bloch (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed on August 5, 2019).
10.4	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2019, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

# Indicates a management contract or compensatory plan.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 5, 2019	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2019	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

