Form 10-K
period 2019-12-31
Cytosorbents Corp
filed 2020-03-05
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7 Deer Park Drive, Suite K

Monmouth Junction, New Jersey 08852

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (732) 329-8885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value	CTSO	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2019 was approximately $178,694,000 based upon the closing price reported for such date on the Nasdaq Capital Market. As of March 2, 2020, there were outstanding 35,051,193 shares of the registrant’s common stock.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV of this Form 10-K.

CYTOSORBENTS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts. Unless otherwise indicated, the terms “CytoSorbents,” “Company,” “we,” “us” and “our” refer to CytoSorbents Corporation.

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

TRADEMARKS

This Report includes our trademarks and trade names, such as CytoSorb®, BetaSorb™, HemoDefend™, K+ontrolTM and VetResQ™, which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

ii

PART I

Item 1. Business.

Overview

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received a further label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated compliment and free hemoglobin that can lead to post-operative complications, such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 80,000 human treatments to date in critical illnesses and in cardiac surgery. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. . The technology is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. We have numerous product candidates under development based upon this unique blood purification technology, including HemoDefend, ContrastSorb, DrugSorb, and others.

In March 2011, CytoSorb was “CE Marked” in the EU as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

In addition to CE Marking, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for commercial sales abroad and for additional clinical studies, the expansion of which we officially completed in June 2018. Upon expanding our facility we quadrupled our manufacturing capacity and completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification.

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

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with four sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders (“KOLs”) throughout these countries. We believe our relationships with KOLs are essential to drive adoption and recurrent usage of CytoSorb, facilitate purchases by hospital administration, arrange reimbursement, and generate data for papers and presentations. As of the end of 2019, we had hundreds of KOLs in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification, who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017, we further expanded our direct sales efforts into Belgium and Luxembourg.

In May 2018, the approved uses of CytoSorb in the E.U. were expanded to include the removal of bilirubin in liver disease, and the removal of myoglobin in trauma.

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

In August 2019, we announced that CytoSorb had received renewal of its European Union CE Mark through May 2024 and ISO 13485:2016 Full Quality Assurance System certification of its manufacturing facility through September 2022.

In addition, we now have more than 50 investigator-initiated studies and additional Company sponsored trials that are currently planned, enrolling or completed in Europe and elsewhere outside of the United States. We believe that these trials, which are conducted and supported by what we believe to be well-known university hospitals and KOLs, are the equivalent of Phase 3 and Phase 4 clinical studies. We believe they will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, may be integral in helping to drive additional usage and adoption of CytoSorb.

In January 2020, the Company received CE-Mark label expansion approving the use of CytoSorb to remove the anti-platelet agent, ticagrelor, in cardiac patients during surgery requiring cardiopulmonary bypass.

As of February 28, 2020, our European commercialization team included 79 people.

We have complemented our direct sales efforts with sales to distributors and/or strategic corporate partners. For more information regarding our distributors and strategic partners, refer to the Sales and Marketing section in item 1 of this report.

We continuously evaluate other potential distributor and strategic partner networks in other countries where we are approved to market the device.

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 58 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. For example, in December 2019, we discontinued our distributor relationship with Dr. Reddy’s in South Africa. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

In February 2020, we announced an agreement with China Medical System Holdings Limited (“CMS”), a well-established, innovation-driven specialty pharma with a focus on sales and marketing in China and Asia, to bring CytoSorb to mainland China to treat critically-ill patients with COVID-19 (fka Wuhan or 2019-nCoV) coronavirus infection. Under the terms of the agreement, CytoSorbents and CMS will partner together to earn regulatory clearance to import CytoSorb into China under the “fast-track” review process established by the National Medical Products Administration of the People’s Republic of China (NMPA) to respond to the 2019 novel coronavirus (COVID-19) pandemic. CytoSorbents will donate initial CytoSorb devices and provide product, training, and support to CMS to introduce CytoSorb initially into four hospitals in the Wuhan, China area. The therapy will be evaluated in severe COVID-19 coronavirus patients with a systemic inflammatory response who are being treated with either continuous renal replacement therapy (CRRT) or extracorporeal membrane oxygenation (ECMO). During the initial term of the agreement, CytoSorbents and CMS will explore the possibility for future commercial collaboration in China. The use of CytoSorb for the treatment of patients with severe COVID-19 coronavirus infection is considered exploratory in nature, and is currently not yet approved for commercial purposes in mainland China.

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and distribute CytoSorb. These partners include Biocon Ltd, Fresenius Medical Care AG, Aferetica s.r.l. and Terumo Cardiovascular Group. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in item 1 of this report.

The market focus for CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, ARDS, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions, and is responsible for an estimated one in every five deaths worldwide. Sepsis is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

In addition to the sepsis indication, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases where CytoSorb could be used, such as ARDS, trauma, severe burn injury, acute pancreatitis, and in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We intend to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications and regulatory submissions.

In 2014, we completed a single arm, dose ranging trial in Germany amongst several clinical trial sites to evaluate the safety and efficacy of CytoSorb when used 24 hours per day for seven days, each day with a new device and are conducting final statistical analysis of the data. These additional dosing data were used to support the label expansion to increase treatment time from 6 hours, the initial approval, to 24 hours of treatment. This study also provided additional treatment options for CytoSorb, helped to support the positive clinical data from our first European Sepsis Trial, and helped to shape the trial protocol for a pivotal sepsis study.

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

The Company is currently conducting the following clinical trials:

Country	Trial Name	Indication
United States	REFRESH 2-AKI	Post-Cardiac Surgery AKI
Germany	REMOVE	Infective Endocarditis
Germany	CYTORELEASE	Cytokine Release Syndrome in CAR-T Cell Treatment
United Kingdom	TISORB	Ticagrelor Removal During Cardiac Surgery

For further detailed information regarding our clinical trial strategy, see the section entitled “Clinical Studies” of this Item 1 of this Report.

Even though we have obtained CE Mark approval for CytoSorb, no guarantee or assurance can be given that our CytoSorb product will work as intended or that we will be able to obtain FDA approval to sell CytoSorb in the U.S. or approval in any other country or jurisdiction. Because of the limited studies we have conducted, we are subject to substantial risk that our technology will have little or no effect on the treatment of any indications that we have targeted.

We have been successful in obtaining technology development contracts from agencies in the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, the U.S. Air Force, as well as the National Institutes of Health. See the section entitled “Government Research Grants” of this Item 1 of this Report for information regarding the specific grants.

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

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. As a result of this reverse stock split, shares of our common stock outstanding were reduced by approximately 96%. Accordingly, all share, option and warrant information included in this Annual Report has been retroactively adjusted to reflect the reduced number of shares resulting from this action. Immediately after the reverse stock split, pursuant to an Agreement and Plan of Merger dated December 3, 2014, we changed our state of incorporation from the State of Nevada to the State of Delaware, whereby we merged with and into our wholly-owned Delaware subsidiary. At the effective time of the merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist, (iii) the Delaware subsidiary became the surviving corporation, (iv) the certificate of incorporation, as amended and restated, and the bylaws of the Delaware subsidiary became our certificate of incorporation and bylaws, and (v) each share of our common stock outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of our common stock as a Delaware corporation. The reverse stock split, the merger and the Agreement and Plan of Merger were approved by our Board of Directors and stockholders representing a majority of our then-outstanding common stock. All references to “us”, “we”, or the Company, on or after December 3, 2014, refer to CytoSorbents Corporation, a Delaware corporation.

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

We have been engaged in research and development since our inception and have raised approximately $133 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies, to establish in-house manufacturing capacity to meet commercial and clinical testing needs, expand our intellectual property through additional patents, and to develop extensive proprietary know-how with regard to our products.

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

Termination of Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

On May 31, 2019, we delivered to Cantor Fitzgerald & Co. (“Cantor”) written notice of termination (the “Termination Notice”) of the Controlled Equity Offering Sales Agreement, dated November 4, 2015, by and between us and Cantor, as amended by Amendment No. 1 to Sales Agreement, dated July 26, 2018 (collectively, the “Sales Agreement”). In accordance with Section 13(b) thereof, the Sales Agreement terminated on June 10, 2019, ten (10) days after the delivery of the Termination Notice. As provided in the Sales Agreement, the Sales Agreement terminated without liability of any party to any other party, except that certain provisions of the Sales Agreement identified therein shall remain in full force and effect notwithstanding the termination.

Under the Sales Agreement, we sold 2,094,140 shares at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000 from November 4, 2015 through December 31, 2018. We made no sales under the Sales Agreement during the year ended December 31, 2019.

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019 we entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which we may sell, from time to time, at our option, up to an aggregate proceeds of $25,000,000 from shares of our common stock through the Agents, as the Company’s sales agents. During the year ended December 31, 2019, we sold 191,244 shares of our common stock pursuant to the New Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000. During the period from January 1, 2020 through March 2, 2020, we sold an additional 2,435,086 shares pursuant to the New Sale Agreement, at an average selling price of $5.64 per share, generating net proceeds of approximately $13,322,000. In the aggregate, the Company has sold 2,626,330 shares pursuant to the New Sale Agreement, at an average selling price of $5.53 per share, generating net proceeds of approximately $14,083,000.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $20.0 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement), the U.S. Air Force $3.0M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDRMP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II), New Jersey Technology Business Tax Certificate Program for research related expenses ($2.9M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

Technology, Products and Applications

For approximately the past half-century, the field of blood purification has been focused on hemodialysis, a mature, well-accepted medical technique primarily used to sustain the lives of patients with permanent or temporary loss of kidney function. It is widely understood by the medical community that dialysis has inherent limitations in that its ability to remove toxic substances from blood drops precipitously as the size of toxins increases. Our hemocompatible adsorbent technology helps to address this shortcoming by removing toxins and toxic compounds largely untouched by dialysis technology.

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

Markets

We are a critical care focused immunotherapy company. Immunotherapy is the ability to control the immune response to fight disease. Critical care medicine includes the treatment of patients with serious or life-threatening conditions who require comprehensive care in the ICU, with highly-skilled physicians and nurses and advanced technologies to support critical organ function to keep patients alive. Examples of such conditions include severe sepsis and septic shock, severe burn injury, trauma, acute respiratory distress syndrome, acute liver disease, and severe acute pancreatitis. In the U.S., an estimated $110 billion or 0.7% of the U.S. gross domestic product is spent annually on critical care medicine. In larger hospitals, critical care treatment accounts for up to 20% of a hospital’s overall budget and often results in financial losses for the hospital.

In many critical care illnesses, the mortality is often higher than 30%. A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly. These patients are kept alive with supportive care therapy, or “life support”, such as mechanical ventilation, dialysis and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, most supportive care therapies only help to keep patients alive by supporting organ function but do not help reverse the underlying causes of organ failure and do not help patients recover more quickly. Because of this, the treatment course is often poorly defined and highly variable, leading to lengthy ICU stays, a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs. There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure. Our main product, CytoSorb, is a unique cytokine filter designed to try to address this void, by reducing “cytokine storm” and working to reduce the subsequent deadly inflammation that can lead to organ failure and death. In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of bilirubin in liver disease, and the removal of myoglobin in trauma. In January 2020, the Company received a CE-Mark label expansion for CytoSorb to remove the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass.

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

Sepsis

Sepsis is characterized by a systemic inflammatory response triggered by a severe infection. It is commonly seen in the ICU, accounting for approximately 10% to 20% of all ICU admissions. However, there are currently no approved products that are available to treat sepsis in the U.S. or EU. A 2020 study published in The Lancet estimated that there were 49 million new cases of sepsis globally, killing 11 million people. The researchers estimate that 1 in every 5 deaths worldwide is due to sepsis. , Data released by the Healthcare Cost and Utilization Project (H-CUP) identified approximately 1.6 million cases of sepsis each year in the U.S. According to the CDC, the incidence of serious infection and sepsis has doubled in the U.S. in the past 10 years. The main driver of sepsis incidence is the aging demographic, specifically patients who are older than age 65 who are more prone to infection and now account for two-thirds of patients hospitalized for sepsis and the majority of sepsis deaths. Other factors contributing to the increase in sepsis incidence include the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (“MRSA”), an increase in co-morbid conditions like HIV, cancer, obesity, and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips and knees that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H3N2 or H1N1 influenza, COVID-19 coronavirus, and others.

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

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are the main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. In recognition of this, in 2016 the 3rd International Consensus Definition Task Force re-defined sepsis as “life-threatening organ dysfunction due to a dysregulated host response to infection.” The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome and multiple organ failure, and in many cases death. Until recently, there have been no available therapies in the U.S. or EU that can control the aberrant immune response and cytokine storm. Our CytoSorb device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine filter currently approved for sale in the E.U. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb has been evaluated in the randomized, controlled European Sepsis Trial in 100 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. The therapy was safe in more than 300 human treatments and generally well-tolerated. CytoSorb demonstrated the ability to reduce a broad range of cytokines from the blood of critically-ill patients. In a post-hoc analysis, this was associated with improvements in clinical outcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older. We have completed a follow-up dosing study at several clinical trial sites in Germany, supporting the safety of continuous treatment, exchanging a new device daily for up to 7 days.

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

For more information regarding our competitor’s clinical trials, see the section entitled “Competition” in Item 1 of this report.

Severe sepsis and septic shock patients are among the most expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb in the treatment of sepsis. CytoSorb is approved in the EU and is being sold directly in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Denmark, Sweden, and the Netherlands with our own direct sales force. In December 2016, we announced the achievement of a permanent, dedicated reimbursement procedure code for CytoSorb therapy in Germany, providing for specific and enhanced reimbursement in the largest medical device market in Europe. We have established strategic partnerships with Fresenius Medical Care, the world’s largest dialysis company, for exclusive distribution of CytoSorb for critical care applications in France, Finland, the Czech Republic, Mexico, and Korea, and Terumo Cardiovascular, the largest cardiac surgery disposables company, for exclusive distribution of the CytoSorb Cardiopulmonary Bypass Kit in France, Denmark, Sweden, Norway, Finland, and Iceland. We are also partnered with Biocon Ltd, India’s largest biopharmaceutical company, for exclusive distribution of CytoSorb in India, Sri Lanka, Malaysia, and other select emerging markets. We have ongoing discussions with potential corporate partners and independent distributors to market CytoSorb in other select EU countries and in other countries outside the EU that accept CE Mark approval. We have established direct sales or distribution of CytoSorb in 58 countries worldwide.

We estimate that the market potential in Europe for our products is larger than that in the U.S. For example, in the U.S. and Europe, there are an estimated 1.6 million cases of sepsis, while the European Sepsis Alliance estimates 3.4 million individuals in Europe become septic each year. In Germany alone, according to the Center of Sepsis Control and Care, there are approximately 175,000 cases of severe sepsis each year. Germany is the largest medical device market in Europe and the third largest in the world.

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

Cardiac Surgery

There are approximately 500,000 cardiopulmonary bypass and cardiac surgery procedures performed annually in the U.S., 500,000 in the EU, and approximately 1.5 million procedures worldwide. These include relatively common procedures including coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, aortic reconstruction, congenital heart defect repair, and LVAD for the treatment of heart failure. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, activation of complement, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications including infection, pulmonary, renal, and neurological dysfunction. Complications lead to longer ICU recovery times and hospital stays, increased morbidity and mortality, and higher costs. An average coronary artery bypass graft procedure already costs approximately $36,000 in the U.S. without complications. According to the National Foundation for Transplants, a heart and lung transplant and first year expenses costs $1.2 million in the U.S. Valve replacement surgery of infective endocarditis is poorly reimbursed and costs $150,000-$250,000 in the U.S. The use of CytoSorb to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate these post-operative complications. During the procedure, the CytoSorb filter can be incorporated in a bypass circuit in the heart-lung machine without the need for a separate pump, a unique competitive advantage over other technologies. After the surgery, CytoSorb can be used similarly to dialysis on patients that develop a severe post-operative inflammatory response. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances, but has had mixed benefit. The peri-procedural total addressable market for CytoSorb in the U.S. and EU in cardiothoracic surgery procedures is estimated to be $500 million to $1 billion.

Acute Respiratory Distress Syndrome

Acute lung injury (“ALI”) and ARDS are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising the lung’s ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of acute respiratory distress syndrome in the U.S. each year, with more cases in the EU. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation therapy, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, barotrauma, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g., emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality has been high (16-33%) even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung through tight junction disruption of respiratory endothelium, leading to capillary leak syndrome, and other factors. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster ICU discharge, thereby potentially saving costs. CytoSorb treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb treated patients that showed a statistical trend to benefit. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as corticosteroids, nitric oxide, surfactant therapy, and others, there are currently no approved treatments for ARDS. However, techniques to improve ventilation and reduce ongoing lung injury are being used. For example, low tidal volume ventilation has been demonstrated to improve mortality (31.0% as compared to 39.8% control) in this patient population in the ARDSNet Trial. Prone positioning, or placing a patient chest-side down, in severe ARDS patients in order to redistribute gravity-dependent pulmonary edema and allow ventilation of collapsed or atelectatic alveoli, is also used, following studies that suggest benefit including the PROSEVA trial (16% vs 32.8% in the control). However, even with these interventions, we believe mortality is still unacceptably high. The total addressable market for CytoSorb to treat ARDS and ALI in the EU is estimated to be between $500 million to $1.25 billion, and between $1 billion to $2 billion in the U.S .and EU.

Severe Burn Injury

In the U.S., there are approximately 2.4 million burn injuries per year, with 650,000 treated by medical professionals and approximately 75,000 requiring hospitalization. Aggressive modern management of burn injury, including debridement, skin grafts, anti-microbial dressings and mechanical ventilation for smoke and chemical inhalation injury has led to significant improvements in survival of burn injury to approximately 95% on average in leading burns centers. However, there remains a need for better therapies to reduce the mortality in those patients with large burns and inhalation injury as well as to reduce complications of burn injury and hospital length of stay for all patients. According to National Burn Repository Data, the average hospital stay for burn patients is directly correlated with the percent total body surface area (“TBSA”) burned. Every 1% increase of TBSA burned equates to approximately 1 additional day in the hospital. A single patient with more than 30% TBSA burned who survives, is hospitalized for an average of 30 days and costs approximately $200,000 to treat. Major causes of death following severe burn and smoke inhalation injury are multiple organ failure (hemodynamic shock, respiratory failure, acute renal failure) and sepsis, particularly in patients with greater than 30% TBSA burns. Specifically, burns and inhalation injury lead to severe systemic and localized lung inflammation, loss of fluid, and cytokine overproduction. This “cytokine storm” causes numerous problems, including: hypovolemic shock and inadequate oxygen and blood flow to critical organs, acute respiratory distress syndrome preventing adequate oxygenation of blood, capillary leakage resulting in tissue edema and intravascular depletion, hypermetabolism leading to massive protein degradation and catabolism and yielding increased risk of infection, impaired healing, severe weakness and delayed recovery, immune dysfunction causing a higher risk of secondary infections (wound infections, pneumonia) and sepsis, and direct apoptosis and cell-mediated killing of cells, leading to organ damage. Up to a third of severe hospitalized burn patients develop multiple organ failure and sepsis that can often lead to complicated, extended hospital courses, or death. Broad reduction of cytokine storm has not been previously feasible and represents a novel approach to limiting or reversing organ failure, potentially enabling more rapid mechanical ventilation weaning, prevention of shock, reversal of the hypermetabolic state encouraging faster healing and patient recovery, reducing hospital costs, and potentially improving survival. The total addressable market in the EU for CytoSorb to address burn and smoke inhalation injury is estimated at $150 million to $350 million and $300 million to $600 million in the U.S. and EU.

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

CytoSorb may also represent a rescue or salvage therapy in activated CAR T-cell cancer immunotherapy, where cytokine release syndrome (i.e. CRS or cytokine storm) is common, and can lead to organ failure and death in certain patients. In the CRS literature, researchers have drawn parallels to both macrophage activating syndrome and secondary hemophagocytic lymphohistiocytosis (HLH) which produce a similar clinical picture and cytokine storm profile. To date, CytoSorb has been used successfully in approximately a dozen cases of secondary HLH. In March 2017, the pioneer of CAR T-cell immunotherapy, Dr. Carl June at University of Pennsylvania, joined our scientific advisory board. In 2017, both Kymriah from University of Pennsylvania and Novartis, and Yescarta from Kite Pharma and Gilead Sciences, received FDA approval for the treatment of certain hematologic cancers. In early 2020, the first two case reports of CRS successfully treated with the adjunctive use of CytoSorb were published.

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

Removal of Ticagrelor in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

Ticagrelor (Astra Zeneca - Brilinta®, Brilique®) is one of the most commonly used anti-platelet drugs to reduce the risk of cardiac death, heart attacks, and strokes in patients with either a history of a heart attack, or those actively undergoing percutaneous coronary intervention (PCI) with stent placement for acute coronary syndrome or heart attack.  However, in patients on the drug requiring urgent or emergent coronary artery bypass graft (CABG) surgery or other cardiothoracic surgery procedure, the risk of major fatal/life-threatening bleeding has been reported to be as high as 65%.  CytoSorb rapidly removes ticagrelor from blood. The use of CytoSorb during emergency cardiac surgery significantly reduced post-operative bleeding complications in a landmark observational study and had projected cost savings of approximately $5,000 per patient, including the cost of the device.

The majority of ticagrelor usage is in patients with acute coronary syndrome, or a history of heart attack, who have a much higher rate of cardiac surgery than the general population.  Overall, the 1.1 million hospital admissions annually for acute coronary syndrome in the U.S. drives approximately 400,000 CABG procedures each year.  In the European Union, there are approximately 250,000 CABG procedures annually, with nearly 100,000 in Germany alone.

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

Chronic Kidney Failure

The National Kidney Foundation estimates that more than 20 million Americans have chronic kidney disease. Left untreated, chronic kidney disease can ultimately lead to chronic kidney failure, which requires a kidney transplant or chronic dialysis (generally three times per week) to sustain life. There are approximately 500,000 patients in the U.S. currently receiving chronic dialysis and more than 3.0 million worldwide. Approximately 66% of patients with chronic kidney disease are treated with hemodialysis. One of the problems with standard high-flux dialysis is the limited ability to remove certain mid-molecular weight toxins such as β 2 -microglobulin. Over time, β 2 -microglobulin can accumulate and cause amyloidosis in joints and elsewhere in the musculoskeletal system, leading to pain and disability. Our BetaSorb device has been designed to remove these mid-molecular weight toxins when used in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year.

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

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 20% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. There are approximately 1.6 million new cases of sepsis in the U.S. each year; and based on a recent 2020 The Lancet study, the worldwide incidence is estimated to be 49 million cases annually, accounting for 1 in every 5 deaths globally. The incidence of sepsis is also rising due to:

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

An effective treatment for sepsis has been elusive. Pharmaceutical companies have been trying to develop drug therapies to treat the condition. With the exception of Xigris® from Eli Lilly, no other products have been approved in either the U.S. or Europe for the treatment of sepsis. In 2011, after completing a follow up study required by the FDA, it was subsequently determined that Xigris® did not have a statistically significant mortality benefit, and Eli Lilly withdrew Xigris® from all markets worldwide.

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

The ability of CytoSorb to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. CytoSorb use has been considered safe and well-tolerated in more than 80,000 human treatments to date.

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

Projected Timeline: In 2011, the CytoSorb filter received EU regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. Our manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We are currently manufacturing our CytoSorb device for commercial sale in the EU. We are currently selling CytoSorb in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Sweden, Denmark, and the Netherlands with a direct sales force. Based on its CE Mark approval, CytoSorb can also be sold throughout all 27 countries of the EU, the United Kingdom and countries outside the EU that will accept European regulatory approval with registration. Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 58 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the EU, CytoSorb is distributed in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, South Africa, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, Mexico and South Korea. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, we intend to continue our commercialization plans for our product worldwide as well as to pursue U.S. clinical trials to seek FDA regulatory approval for CytoSorb in the U.S. by 2022.

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

Projected Timeline: The EU CE Mark approval for CytoSorb as an extracorporeal cytokine filter and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or SIRS plays a prominent role in disease pathology. In addition, the expanded indications for use label now includes reduction of bilirubin and reduction of myoglobin, further strengthens the on-label use of the technology for the treatment of liver disease, and severe trauma, respectively. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. Currently, we have more than 50 investigator initiated or company-sponsored studies being planned, enrolling, or completed. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb hemoperfusion in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by us, through grants, or through third-parties. Commencement of these and other formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA IDE approval of the respective human trial protocols.

APPLICATION: Prevention and treatment of post-operative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb is able to prevent or reduce high levels of cytokines, free hemoglobin, and other inflammatory mediators from accumulating in the bloodstream during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. In addition, CytoSorb can remove certain anti-thrombotics such as ticagrelor and rivaroxaban during cardiopulmonary bypass in patients requiring urgent or emergent surgery. The primary goals for this application are to:

•	reduce ventilator and oxygen therapy requirements;
•	reduce post-operative complications such as ARDS, acute kidney injury, post-perfusion syndrome, and the SIRS;
•	reduce length of stay in hospital ICUs;
•	reduce the total cost of patient care;and
•	reduce the risk of post-operative bleeding complications such as need for blood and platelet transfusions, rethoracotomy, and death

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

CytoSorb was recently approved to remove the anti-platelet agent, ticagrelor, during cardiac surgery involving cardiopulmonary bypass via label expansion of its CE Mark. Ticagrelor (Brilinta®, Astra Zeneca) is a widely-used anti-platelet agent used to decrease cardiovascular risk and risk of stroke in patients with a known history of heart disease or heart attack. It is also widely used during dual-anti platelet therapy in patients with acute coronary syndrome undergoing percutaneous coronary intervention and stent placement. However, when patients on ticagrelor require emergent or urgent cardiac surgery, up to 65% of patients will have severe or massive peri-operative bleeding complications that contributes to a high risk of death and major costs to the healthcare system. CytoSorb has already demonstrated the ability to remove ticagrelor rapidly and efficiently from human blood in vitro. Meanwhile, a retrospective case series reported by clinicians at Asklepios Klinik St. Georg in Hamburg, Germany on the investigational use of CytoSorb to reverse the effects of ticagrelor during emergency cardiac surgery demonstrated a greatly reduced risk of bleeding complications and the need for repeat surgery to explore the source of bleeding, with extrapolations showing projected cost savings of £3,982, or approximately $5,000 USD, per patient in a U.K. based study.

Projected Timeline: Cardiac surgeons, cardiac perfusionists, and cardiothoracic ICU intensivists in Germany, Austria, and other countries have now used CytoSorb intra-operatively and post-operatively in more than 25,000 treatments in cardiac surgery patients. This application is also the focus of number of planned and enrolling company-sponsored and investigator-initiated studies in the United States and Europe.

CytoSorb is the subject of a pivotal, 400-patient randomized controlled trial in the United States called the REFRESH 2-AKI trial. Two CytoSorb cartridges are being used intraoperatively to reduce activated complement, free hemoglobin, and other inflammatory toxins that are generated during valve replacement surgery as well as aortic reconstruction with hypothermic cardiac arrest, with the goal of reducing the risk of acute kidney injury. Acute kidney injury following cardiac surgery is associated with an increased risk of death in the first 5 years after surgery. The trial has enrolled more than 150 patients to date and is currently being voluntarily paused, at the recommendation of the data monitoring committee, as the company transitions to a new contract research organization and improves data quality and analysis.

The 250-patient randomized controlled REMOVE infective endocarditis trial completed in January 2020. The data is in the process of being analyzed, with the goal of announcing data in mid-2020.

We are currently conducting the 30-patient, single arm trial in the United Kingdom called the TISORB trial, obtaining more country-specific data to support the use of CytoSorb to remove ticagrelor in emergent or urgent cardiac surgery to reduce perioperatively bleeding complications.

For further detailed information regarding our clinical trial strategy, see the section entitled “Clinical Studies” of this Item 1 of this Report.

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

Projected Timeline : VetResQ is available for commercial purchase for animal health applications in the United States. The FDA was notified of the launch in 2016 and we have provided the FDA with the related instructions for use and a marketing brochure.

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

Potential Benefits: The HemoDefend RBC blood purification technology platform is designed to reduce contaminants in the blood supply that can cause transfusion reactions or disease. It is a development stage technology that is not yet approved in any markets, but is comprised of our highly advanced, biocompatible, polymer bead technology. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

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

A number of retrospective studies have also suggested that administration of older blood leads to increased adverse events and even increased mortality, compared with blood recently harvested. Biological studies have demonstrated the accumulation of erythrocyte storage lesions that compromise the function and structural integrity of packed red blood cells and have also demonstrated the accumulation of substances during blood storage that can lead to transfusion reactions. Three adult, prospective, randomized, controlled studies, RECESS (completed), ABLE (completed), and TRANSFUSE (completed) were designed to evaluate the morbidity and mortality in cardiovascular surgery patients (RECESS) and critically ill patients (ABLE and TRANSFUSE), treated with either “new or fresh” or “older” blood. The RECESS Trial was a randomized, controlled trial in a total of 1,098 evaluable patients undergoing complex cardiac surgery given fresh blood (≤10 days old) as compared to older blood (≥21 days old). The overall conclusion was that the age of blood had no statistically significant impact on the progression to organ dysfunction (as measured by the multiple organ dysfunction syndrome score) or death. However, a statistically significant increase in hepatobiliary-related serious adverse events (5% fresh vs 9% older, p=0.02) was related to hyperbilirubinemia, possibly caused by hemolysis and release of free hemoglobin in old blood. The serious adverse event rate in both new and old blood groups was approximately 50%, which is considered high for this group of patients. There are many details and subgroup analyses that were not discussed, particularly an analysis of those patients receiving more units of blood than average, as the risk of adverse events is cumulative. The ABLE Trial was a randomized, controlled trial in 2,430 critically-ill patients receiving either fresh (≤ 7 days) or standard issue blood. There was no difference in 90-day mortality between the two groups. The TRANSFUSE Trial was a large scale RCT in Australia evaluating the impact of age of leukodepleted pRBCs (short-term storage: 11.8 days mean, N=2,457, mean 4.1 units transfused; long-term storage: 22.4 days mean, N=2,462, m) on 90-day mortality in critically-ill patients. There was no significant difference in 90-day mortality (24.8% mortality short-term storage vs 24.1% long-term storage) though there were statistically more febrile non-hemolytic transfusion reactions (n=123; 5% short-term storage vs n=88; 3.6% long-term storage). Also, patients who had short-term storage blood with APACHE III > 21.5% (median risk), demonstrated higher mortality (37.7% vs 34% long-term storage , p=0.05). The outcomes of these trials do not alter the current pressing need for better solutions to purify transfused blood products in order to reduce transfusion-related adverse events and improve clinical outcome, but suggest that age of blood is not the critical factor.

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the NHLBI, a division of the National Institute of Health, under a Phase I SBIR, an awarded $1.5M Phase II SBIR contract (funded by NHLBI and U.S. Special Operations Command (USSOCOM)), and more recently under a $3M multi-year Phase IIB bridge contract funded by NHLBI. We expect to advance the in-line filter to human testing, expected in the second half of 2020. We intend to out-license this technology to a strategic partner in the transfusion medicine space, but may elect to continue our development in parallel with out-licensing efforts.

APPLICATION: Removal of anti-A and anti-B blood group antibodies from fresh whole blood and plasma

Potential Benefits: The HemoDefend-BGA blood purification technology platform is designed to reduce anti-A and anti-B antibodies in plasma and whole blood. The goal is to either enable the production of universal plasma, or enable fresh warm whole blood transfusions. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

•	reduce the risk of transfusion reactions and improve patient outcome;
•	eliminate the need to blood-type plasma, improving its availability
•	enable the use of low titer whole blood, ideal for trauma resuscitation; and
•	easier processing of blood products.

Background and Rationale: Plasma is the straw-colored, cell-free portion of whole blood. It contains a wide range of important substances such as electrolytes, hormones, proteins such as albumin, clotting factors, and antibodies. The transfusion of plasma, or plasma-derived products, is used widely to help save the lives of trauma and bleeding victims, septic and other critically-ill patients, and patients with life-threatening blood coagulation and autoimmune disorders. In 2008, more than 4.5 million units of plasma were transfused in the United States alone. With the exception of the relatively uncommon Type AB, or “universal” plasma, most plasma contains blood-type specific antibodies and must be cross-matched with the intended recipient ahead of time or risk serious transfusion reactions. By reducing these blood-type specific antibodies, the goal is to create a cost-effective, reliable, and expanded source of “universal” plasma that can be administered immediately, without blood-typing, in a wide range of emergent and non-emergent situations.

Projected Timeline: The HemoDefend-BGA platform is a development stage product based on our advanced blood purification technology. Prototype filtration devices have been evaluated by a government agency, resulting in excellent depletion of both anti-A and anti-B antibodies. Work is continuing to advance these prototypes to commercial-ready devices. This work has received $1.15 million in Phase I and II Small Business Technology Transfer (STTR) funding by the U.S. Army Medical Research Acquisition Activity (USAMRAA), U.S. Army Medical Research and Materiel Command (USAMRMC), Fort Detrick, MD.

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

Projected Timeline: K+ontrol has demonstrated the ability to reduce potassium in several animal models of hyperkalemia and is currently being optimized with funding support from the US Army and Defense Health Agency under under a Phase I and Phase II SBIR contract for a total of $1.15 million and a $3 million Rapid Innovation Fund (RIF) award from the U.S. Air Force Materiel Command. We plan to move forward with clinical development of this product, pending the successful outcome of these animal studies.

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

Background and Rationale: Our BetaSorb device is intended for use on patients suffering from chronic kidney failure who rely on long-term dialysis therapy to sustain life. Due to the widely recognized inability of dialysis to remove larger proteins from blood, metabolic waste products, such as beta2-microglobulin, accumulate to toxic levels and are deposited in the joints and tissues of patients. Specific toxins known to accumulate in these patients have been linked to their severe health complications, increased healthcare costs, and reduced quality of life.

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

The poor health experienced by beta2-microglobulin patients is illustrated by the fact that in the U.S. alone, more than $33 billion is spent annually caring for this patient population according to the United States Renal Data System, at a cost of approximately $88,000 per patient annually.

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

Commercial and Research Partners

Biocon Ltd

In September 2013, we entered into a distribution agreement with Biocon Ltd. (“Biocon”), India’s largest biopharmaceuticals company, under which Biocon was granted exclusive commercialization rights to the CytoSorb therapy in India and select emerging markets, initially focused on sepsis. Biocon committed to annual minimum purchases to maintain exclusivity. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies. Under the terms of the expanded partnership, the term of the distribution agreement was extended to December 2022.

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

In December 2018, the Fresenius agreement signed in December 2014 was amended, to grant Fresenius exclusive distribution rights for the Czech Republic and Finland and all critical care medicine and ICU applications on dialysis or ECMO machines for France. In addition, in 2019, Poland, Sweden, Denmark, and Norway were transitioned into the co-marketing program. Finally, the guaranteed minimum quarterly purchases and payments requirements were removed for 2019.

In addition, also in December 2018, we entered into agreements to expand the partnership with Fresenius into South Korea and Mexico. Under the terms of these agreements, Fresenius has exclusive rights to distribute CytoSorb for acute care and other hospital applications in Korea and Mexico. Commercial sales of CytoSorb are expected to commence after securing market registration clearance from the South Korean and Mexican health authorities. These multi-year agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity. These agreements, which commenced on January 1, 2019, have an initial term of three years and will automatically renew for an additional two years unless terminated by either party.

Aferetica s.r.l.

In 2015, we entered into a distribution agreement with Aferetica s.r.l., a distributor based in Bologna, Italy that specializes in the sale of certain medical products and devices, specifically extracorporeal therapies, in the critical care, cardiac surgery and liver disease markets (“Aferetica”). Under the terms of the agreement, we granted Aferetica the exclusive right to distribute CytoSorb in Italy, San Marino and the Vatican for application in CRRT (Continuous Renal Replacement Therapies), dialysis and hemoperfusion machine run treatments, as described in the agreement. In connection with the grant of distribution rights, Aferetica agreed to certain minimum purchase and inventory requirements. Aferetica further agreed not to market or sell products competitive with CytoSorb in Italy, San Marino and the Vatican. The agreement expired by its terms on December 31, 2019. We are currently negotiating a new multi-year agreement with Aferetica and they are continuing to act as our exclusive distributor in Italy.

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

Our Medical Advisory Board-Critical Care Medicine consists of four medical doctors, one of whom is affiliated with UPMC, with expertise in critical care medicine, sepsis, multiple organ failure and related clinical study design. One of our advisors is the pioneer of CAR T-cell immunotherapy from University of Pennsylvania.

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

Royalty Agreements

With Principal Stockholder

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, Ms. Montiel was granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues received by us from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. In February 2017, all rights, title and interest to the Royalty was assigned to The Robert Shipley Living Trust. For the year ended December 31, 2019 we have recorded royalty costs of approximately $675,000.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2019 per the terms of the license agreement we have recorded royalty costs of approximately $1,125,000.

Following the expiration of the 18-year term of the Settlement Agreement, the patents and patent applications that are the subject of the Settlement Agreement should have expired under current patent laws, and the technology claimed in them will be available to the public. However, following such time, we would continue to exclusively own any confidential and proprietary know how.

Product Payment & Reimbursement

CytoSorb

Germany

Effective January 1, 2017, we achieved a dedicated reimbursement code in Germany that provides for specific and enhanced reimbursement for our CytoSorb device. We believe in most cases that this dedicated reimbursement code provides our customers in Germany with reimbursement that not only covers the cost of the device, but the procedural costs as well. Reimbursement can also be covered by the standard “diagnosis related group” (“DRG”) acute care reimbursement. Under this system, hospitals would purchase CytoSorb and subtract the cost from a pre-determined lump-sum payment made by the payor to the hospital based on the patient’s diagnosis.

Switzerland

In 2019, CytoSorb was assigned two specific procedure codes from the Swiss Federal Statistical Office, a division of the Federal Department of Home Affairs in Switzerland. With cost data related to use of the CytoSorb device, a prerequisite for receiving reimbursement from the Swiss DRG system, we expect to receive a response soon regarding reimbursement levels.

Europe (excluding Germany and Switzerland)

Payment for our CytoSorb device for the removal of cytokines in patients with life-threatening illnesses is country dependent in Europe. We are pursuing reimbursement of CytoSorb in other major territories, with our partners, such as France, England, Italy and Spain, representing the other four economic leaders in Europe. There can be no assurances that reimbursement will be granted. Additional clinical data may be required to establish reimbursement.

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

CytoSorb is not yet approved in the U.S., and we have not fully assessed the potential for reimbursement for the device. Payment for our CytoSorb device in the U.S. for the treatment and prevention of sepsis and other related acute care applications is anticipated to fall under the DRG prospective repayment system, which is currently the predominant inpatient hospital reimbursement methodology in the U.S. Under this system, hospital reimbursement is generally based upon pre-determined amounts payable for specific diagnoses (e.g. septic shock with respiratory failure), regardless of the number of services provided during the patient’s stay. If CytoSorb can improve outcomes and reduce the costs of ICU treatment and hospital length of stay, it could potentially save hospitals a significant amount of money.

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

Medical research during the past two decades has focused on drug interventions aimed at chemically blocking or suppressing the function of one or two inflammatory agents. In hindsight, some researchers now believe this approach has little chance of significantly improving patient outcomes because of the complex pathways and multiple chemical factors at play. Clinical studies of these drug therapies have been largely unsuccessful. An Eli Lilly drug, Xigris®, cleared by the FDA in November 2001, is the first and only drug to be approved for the treatment of severe sepsis. Clinical studies demonstrated that use of Xigris® resulted in an average absolute 6% reduction in 28-day mortality, and an absolute 13% reduction in 28-day mortality in the most severe sepsis patients. The drug remains controversial and is considered expensive when compared to the percentage of patients who benefit. In 2011, after completing a follow up study required by the FDA, it was subsequently determined that Xigris® did not have a statistically significant mortality benefit, and in October 2011, Eli Lilly withdrew Xigris® from all markets worldwide.

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

The sponsors for these studies include the following industry and academic organizations:

•	Asahi Kasei Pharma America Corporation
•	Baxter Healthcare Corporation
•	Bristol-Myers Squibb
•	Exponential Biotherapies Inc.
•	Ferring Pharmaceuticals
•	Fresenius Kabi
•	Hamad Medical Corporation
•	HK Surgical, Inc.
•	Jafron
•	Inotrem
•	Kaneka Pharma America LLC
•	Leading BioSciences, Inc
•	Merck Sharp & Dohme Corp.
•	Octapharma
•	Pfizer
•	PRA Health Sciences
•	Revimmune
•	Sanofi
•	SciClone Pharmaceuticals
•	Shionogi, Shionogi Inc.
•	Techpool Bio-Pharma Co., Ltd.
•	Tianjin Chasesun Pharmaceutical Co., LTD
•	Yuria-Pharm

Primary outcomes of the investigational drug trials include safety and pharmacokinetic/pharmacodynamic primary outcome measures such as adverse event rates, maximum tolerated dose, clearance rates, and distribution. Additional primary outcomes for these trials include:

•	number of days alive without CV, renal, or pulmonary organ support
•	number of days free of treatment with vasopressors
•	28-day survival and all-cause mortality
•	60-day hospital mortality
•	reduction rate of IL-6 serum concentration
•	change in biomarkers indicative of endothelial activation and damage
•	change in microvascular perfusion
•	hemodynamic effects
•	immune reconstitution of lymphocytopenic sepsis patients
•	immunomodulatory effect (IL6/IL10 ratio)
•	lymphocyte counts and percentage
•	post-operative sepsis
•	reduction in Sequential Organ Failure Assessment score (SOFA)

Notable active Phase III trials in sepsis include the following:

Initiated in November 2012, the 800 patient Phase III randomized controlled SCARLET study began for Recomodulin (ART 123, Artisan/Asahi Kasei), a recombinant human thrombomodulin, for the treatment of septic patients with coagulopathy. In 2019, the results of the study were published in JAMA, demonstrating no benefit in 28-day all-cause mortality. The 800 patient Phase III SCARLET-2 randomized, controlled trial, evaluating Recomodulin in patients with sepsis and coagulopathy, was scheduled to begin in July 2019, but was withdrawn to be amended following the results of the SCARLET trial. The status of the trial is unknown.

Another study is being conducted by Atox Bio, a development stage company in clinical studies with peptide therapeutics that are designed to prevent superactivation of the immune response by certain toxins such as toxic shock syndrome toxin. It is currently focused on necrotizing soft tissue infections. The investigational peptide, AB103 or Reltecimod, binds to the CD28 co-stimulatory receptor to attempt to restore the host’s appropriate immune response to severe infections and is being evaluated in the ACCUTE Trial, a Phase III randomized controlled trial in 60 investigative sites in the U.S in 290 patients with necrotizing soft tissue infections. Primary outcomes include 28-day survival, amputation, and reduction in the modified sequential organ failure assessment score. According to clinicaltrials.gov, the estimated study completion date was November 2019, with results of the study expected to be presented at a medical meeting in the first half of 2020. The company also expects to report interim results of another study called the REAKT (Reltecimod Efficacy for Acute Kidney Injury Trial) in patients with abdominal sepsis induced AKI in the first half of 2020.

Spectral Medical, Inc. collaborated with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and completed enrollment in June 2016. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. The original trial was designed as a randomized control trial in 360 patients with septic shock and high endotoxin levels (≥ 0.60 EAA units) as confirmed by Spectral’s Endotoxin Activity Assay (“EAA”). In a second interim analysis finalized in April 2014, following the enrollment of 184 patients with 28-day follow-up, the DSMB recommended that the trial continue. However, the expected trial size was increased to 650 patients and the exclusion criteria was modified to only accept sicker patients with a multiple organ dysfunction syndrome score greater than 9. In September 2015, Spectral reported that the composite mortality in the new subgroup had risen to ~50%, from ~30% previously. New statistical analysis on patients in the new subgroup, and comparable patients in a European treatment registry, led to a sample size recalculation of 446 evaluable patients. Spectral announced in June 2016 that they had completed enrollment for the EUPHRATES trial. In October 2016, Spectral announced top-line results that the trial did not meet the main goal of absolute reduction in 28-day all-cause mortality, but reiterated safety of treatment and potential benefit in the sickest group of patients (multiple organ dysfunction score > 9). A secondary analysis of the sub-population of patients with septic shock and high circulating endotoxin activity also failed to demonstrate a beneficial effect of Toraymyxin on 28-day mortality in sepsis, however, an exploratory post-hoc analysis of the suggested trends toward improvements in changes in mean arterial pressure and ventilator-free days. In February 2019, Spectral announced an amendment of the original EUPHRATES trial to enroll an additional 150 septic shock patients under the TIGRIS expansion, in patients with a MODS score > 9 and an EAA level between 0.60 and 0.90, and will analyze the combined data from these two trials using a Bayesian statistical approach. Based on the the 179 patients from the EUPHRATES trial, treated patients had a mortality of 38% (N=90) compared to 485 mortality in the control (N=89), but not statistically significant. The TIGRIS study will be in US sites only, randomized (2:1), open label trial, with an additional 150 new patients (100 treated, 50 control) to be added. Projected trial completion at 8-10 active sites is Q3 2021.

Enlivex has developed an investigational cell-based therapy called Allocetra that is an infusion of donor mononuclear cells that have been chemically induced to be apoptotic. Once infused, the patient’s macrophages and dendritic cells phagocytose these apoptotic cells which purportedly then causes them to reduce inflammatory signals that results in immune modulation. Phase I data from 6 treated patients with sepsis, compared with matched historical controls with sepsis, will be published soon.

In 2017, a single center, retrospective, non-randomized, unblinded before-after clinical study evaluating the effect of hydrocortisone, intravenous Vitamin C, and thiamine in a total of 94 patients with severe sepsis and septic shock was published suggesting a significant decrease in hospital mortality of 8.5% (4 of 47 treated) versus mortality of 40.4% (19 of 47 control), p<0.001. Mechanistically, Vitamin C is an antioxidant that scavenges free oxygen radicals, and plays a role in preserving endothelial function and microcirculatory flow. Thiamine is a co-factor of pyruvate dehydrogenase that is a key step in the conversion of lactate to pyruvate to acetyl-CoA, then to the Krebs cycle, leading to a consumption of lactate. Steroids are anti-inflammatory. Vitamin C or steroids alone have not demonstrated a significant benefit in patients with severe sepsis and septic shock in large scale clinical trials. Observational studies in septic patients have demonstrated a deficiency in Vitamin C and thiamine. Critics of this study cite weaknesses in the study design, and confounders such as the significantly higher incidence of renal replacement therapy in the control arm (33% vs 10% treatment, p=0.02), that is an independent and significant risk factor for mortality in sepsis. Many compare it to another well-known single center trial in 2001 in 263 patients that suggested a significant reduction in hospital mortality (30.5%, N=130 treatment versus 46.5%, N=133 control) due to early goal directed therapy (EGDT), which protocolized resuscitation, oxygenation, and hemodynamic targets in the emergency room for patients with severe sepsis or septic shock prior to being admitted to the ICU. Three subsequent large scale randomized controlled trials failed to demonstrate any benefit. Regardless, the results of the Vitamin C, thiamine and steroid single center trial have spawned a number of randomized controlled clinical trials evaluating this therapeutic strategy, including VICTAS, VITAMINS, ACTS, and others. The largest of these studies is VICTAS, a 2,000 patient U.S. multi-center randomized controlled trial that started in August 2018 comparing intravenous Vitamin C, thiamine, and hydrocortisone for 4 days or until ICU discharge versus placebo and standard of care in patients with suspected or confirmed infection and either respiratory dysfunction requiring mechanical support or shock of less than 24 hours from enrollment. The primary outcome is vasopressor and ventilator-free days at 30 days. The trial is expected to conclude in October 2021. The ACTS trial is a 200 patient U.S. multicenter study that started in February 2018 comparing 4 days of treatment with intravenous Vitamin C (6g/d), thiamine (400 mg/d), and hydrocortisone (50 mg every 6 hours) versus saline placebo in patients having suspected or confirmed infection, requiring vasopressors. The primary endpoint is change in SOFA score in 72 hours. Expected study completion is was February 28, 2020. The VITAMINS RCT began in Australia and New Zealand in November 2017, comparing the effect of Vitamin C (6g/d), thiamine (400 mg/d) and hydrocortisone (50mg every 6 hours) versus hydrocortisone (50mg every 6 hours) alone, in 216 patients with septic shock and a blood lactate > 2 mmol/L, with a primary endpoint of time alive and free of vasopressors at day 7 after randomization. The results of the VITAMINS trial were published in JAMA in January 2020, concluding that treatment with vitamin C, hydrocortisone, and thiamine, compared with intravenous hydrocortisone alone, did not significantly improve the duration of time alive and free of vasopressor administration over 7 days, and does not lead to a more rapid resolution of septic shock compared with intravenous hydrocortisone alone. Ninety-day mortality was 28.6% in the treatment group, and 24.5% in the control group.

Four Phase 1 trials and three Phase 2 trials have been posted for interventional biologics with sepsis-related indications. Sponsors of the interventional biologic studies include Adrenomed AG, Biomedizinische Forschungs gmbH, Medical University of Vienna, Bristol-Myers Squibb, Central Hospital, Nancy, France, Diagnostica Stago; Hospices Civils de Lyon, Bioaster, BioMérieux, Sanofi, InflaRx GmbH, Intron Biotechnology, Inc., Enlivex, Revimmune, Washington University School of Medicine, University Hospital, Limoges, and George Clinical Pty Ltd.

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

Additionally, seven interventional device studies for sepsis-related indications have been registered since January 2013. Sponsors for these studies include ExThera Medical Corporation, Cheetah Medical Inc., Alteco Medical AB, TFS Trial Form Support, Uppsala University, Mespere Lifesciences Inc., Wayne State University, Magnolia Medical Technologies, Inc., PRo-IV, and Bait Balev Hospital. Of the interventional device studies, one is currently recruiting participants, two have been completed, two were terminated, and two are of unknown status. Primary outcomes of the interventional device studies include:

•	safety/AEs
•	fluid balance at 72 hours or ICU discharge
•	30-day readmission
•	rate of blood culture contamination, and
•	successful operation of device.

Using a medical device to treat sepsis remains a relatively novel treatment approach. Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe, Japan, and 16 other countries, but is not yet approved in the United States. To date, it has been used in more than 100,000 treatments since 1994. Toraymyxin does not directly reduce cytokines. Spectral Medical Inc. has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product. Spectral collaborated with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. As noted above, the EUPHRATES trial failed to demonstrate its primary endpoint. Spectral is now pursuing an amendment to the EUPHRATES trial, called TIGRIS. There have been now several large scale studies failing to demonstrate a benefit of Toraymyxin on 28-day mortality in sepsis. Toraymyxin represents a competitive, although potentially complementary, therapeutic approach to CytoSorb.

In September 2017, Baxter re-launched oXiris in the E.U., a hollow-fiber acrylonitrile and methalylsulfonate (AN69) membrane hemofilter coated with polyethyleneimine (PEI) that was originally launched by Gambro in 2009 for use in hemodialysis as a strategy to treat acute kidney injury and gram negative septic shock while reducing endotoxin. The filter itself has not changed. However, Baxter has expanded the label to now include reduction of cytokines based on a set of in vitro experiments evaluating cytokine reduction from recirculating plasma over two hours. In December 2018, Baxter began a 40 patient randomized, controlled trial, called ECRO, evaluating the effect of endotoxin and cytokine (IL-6) removal during continuous hemofiltration with oXiris in patients with septic shock due to peritonitis, as compared to a standard polysulfone filter. The estimated study completion date is March 2022. In addition, Baxter also launched the Theranova mid-molecular weight cutoff or high retention onset (HRO) hemodialysis membrane to improve the efficiency of hemodialysis, claiming improved mid-molecular weight substance removal. Neither oXiris nor Theranova are approved in the U.S.

Each of the following technologies claims to remove inflammatory mediators such as cytokines, or to treat sepsis, and represents a potential competitive alternative to CytoSorb. However, to our knowledge, none of these technologies are approved in the U.S. and, with the exception of oXiris, none are approved in the European Union to reduce cytokines.

Toray markets its Hemofeel CH1.0 polymethylmethacrylate membrane (“PMMA”) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis. We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis. Without such studies, it is difficult to assess the true impact of this technology in these conditions. Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood. Gambro also launched the oXiris dialyzer, based upon the AN69 CRRT membrane, to bind endotoxin. To our knowledge, neither are specifically approved for the treatment of sepsis. Fresenius had launched a high molecular weight cut off filter in response to SepteX called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L, acquired by Medtronic in February 2016, also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood. In April 2018, Medtronic issued a field safety notice informing all users of CPFA that the COMPACT-2 study using CPFA in septic shock patients was terminated early due to observed higher mortality rates in septic shock patients receiving CPFA therapy compared to patients receiving standard care. The CPFA system is similar to the I.M.P.A.C.T. System that was commercialized outside of the U.S. by Hemolife Medical Inc. that requires a three-cartridge system and a proprietary blood pump. In 2018, Hemolife Medical filed for Chapter 11 bankruptcy. We believe that CytoSorb, which can treat whole blood directly, and which works with standard hemodialysis pumps already found in hospitals worldwide, has significant competitive advantages compared to these multi-cartridge sorbent systems.

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009. Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka obtained U.S. humanitarian device exemption for Lixelle in March 2015, but is restricted to treating amyloidosis in chronic dialysis patients. Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems. In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then. To our knowledge, none of the following technologies are approved in the U.S. and none are approved for cytokine reduction or as a therapy to treat sepsis in the EU. Jafron Biomedical is an integrated dialysis public company in China selling dialysis machines and hemodialysis and hemoperfusion cartridges containing a neutral microporous adsorption resin to purify blood of toxins in liver failure, critical illness, poisoning, and autoimmune diseases. Jafron is currently recruiting a 144 patient efficacy and safety study in China using its CA330 cartridge to reduce IL-6 in septic patients. The estimated study completion date is October 2020. Foshan Biosun Medical Technology Co, Ltd, and Baihe Medical Technology Co, market hemoperfusion cartridges under the BioSky brand name, including the MG series claiming cytokine reduction, and the DX series for bilirubin reduction. Ube Industries, Ltd was currently developing an adsorbent resin called CF-X for the removal of cytokines. To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients. CytoPherx Inc., had developed an extracorporeal system based on selective cytapheresis, or the inactivation or removal of activated leukocytes. It was enrolling a 344 patient pivotal trial that began in August 2011 and was expected to be completed by December 2014 in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. The company appears to no longer be in business. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyurethane beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and has completed a 15 patient CE Mark registration trial in Germany evaluating the safety and efficacy of bacterial removal from blood Received EU CE-Mark approval in July 2019, and established distribution in Germany, Italy and Benelux.. In addition, in 2013, it partnered with BioBridge Global to apply its technology to pathogen reduction in transfused blood products. Seraph was recently designated by FDA for inclusion into the Expedited Access Pathway (EAP) Program for the specific application of removing drug resistant pathogens from whole blood. We believe our CytoSorb cartridge has significant competitive, technological, and/or economic advantages over systems by these other companies.

Acute Respiratory Distress Syndrome

Treatment of ARDS is predominantly supportive care using supplemental oxygen, careful fluid management, multiple modes of ventilation incorporating the concepts of low tidal volume, prone ventilation, and extracorporeal membrane oxygenation (“ECMO”). Corticosteroids, nitric oxide, statins, non-steroidal anti-inflammatory drugs, and surfactant therapy have been tried, but are not indicated for the treatment of ARDS. We are not aware of any specific products approved to treat ARDS.

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

Drug Removal

Treatment of patients suffering from drug overdose often involves a number of pharmacological treatments and mechanical interventions to detoxify and stabilize the patient. Mechanical interventions include procedures such as orogastric lavage, activated charcoal, whole bowel irrigation and extracorporeal blood purification. Each method has its own limitations, many of which are associated with the timing of administration following overdose. Blood purification with high flux dialyzers or with activated charcoal cartridges by Gambro, Fresenius, Nephros and others are typically efficient at removing hydrophilic drugs that are not protein bound. However, they are inefficient at removing drugs that have a large volume of distribution, or drugs that are hydrophobic or lipophilic. Many drugs of overdose fall into this category. The administration of lipid emulsions, such as Intralipid, have been used with some success to create a depot for lipophilic drugs. Resin based hemoperfusion devices have been used to remove lipophilic drugs that are protein bound, but have historically had issues of biocompatibility. DrugSorb is a highly biocompatible resin-based hemoperfusion device that can remove a wide range of drugs of overdose in vitro very rapidly, with high single pass removal.

Chronic Dialysis

Although standard dialysis treatment effectively removes urea and creatinine from the blood stream (which are normally filtered by functioning kidneys), standard dialysis has not been effective in removing beta2 -microglobulin toxins from the blood of patients suffering from chronic kidney failure. High flux dialyzers by Gambro, Fresenius, Nephros and others are capable of removing some beta2-microglobulin. However, we believe our technology would significantly improve clearance of this and other toxins. Kaneka markets Lixelle™, a cellulosic resin, outside the US to remove beta2-microglobulin in dialysis patients. In March 2015, Lixelle received Humanitarian Device Exemption (“HDE”) approval in the U.S. for the treatment of beta-amyloidosis and removal of beta2–microglobulin , a complication of chronic dialysis. HDE approval applies to the treatment of diseases with an incidence of less than 8,000 cases a year in the U.S. annually. Other than blood compatible sorbents, we know of no other device, medication or therapy considered directly competitive with our technology.

Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death.

Removal of Anti-thrombotics such as Ticagrelor in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

There are more than $20 billion in annual worldwide sales of anti-thrombotic drugs such as the P2Y12 platelet inhibitors (e.g. clopidogrel, ticagrelor, prasugrel), thrombin inhibitors (dabigatran), and the Factor Xa inhibitors (e.g. apixaban, rivaroxaban). These are generally used to reduce thromboembolic events in a wide range of applications, including dual anti-platelet therapy in percutaneous coronary intervention and stent placement, myocardial infarction, stroke, peripheral artery disease, atrial fibrillation, deep vein thrombosis, pulmonary embolus, and others. For example, ticagrelor (Brilinta®, Astra Zeneca) is a widely-used anti-platelet agent used to decrease cardiovascular risk and risk of stroke in patients with a known history of heart disease or heart attack. It is also widely used during dual-anti platelet therapy in patients with acute coronary syndrome undergoing percutaneous coronary intervention and stent placement. However, when patients on ticagrelor require emergent or urgent cardiac surgery, up to 65% of patients will have severe or massive peri-operative bleeding complications, based on the PLATO Trial, that contributes to a high risk of morbidity and death and major costs to the healthcare system. CytoSorb has already demonstrated the ability to remove ticagrelor rapidly and efficiently from human blood in vitro. Meanwhile, a retrospective case series reported by clinicians at Asklepios Klinik St. Georg in Hamburg, Germany on the investigational use of CytoSorb to reverse the effects of ticagrelor and the Factor Xa inhibitor, rivaroxaban, during emergency cardiac surgery demonstrated a greatly reduced risk of bleeding complications and the need for repeat surgery to explore the source of bleeding, with extrapolations showing projected cost savings of £3,982, or approximately $5,000 USD, per patient in a U.K. based study. CytoSorb recently received E.U. CE Mark label expansion to remove ticagrelor during cardiac surgery involving cardiopulmonary bypass via label expansion of its CE Mark. We are currently conducting the 30-patient, single arm trial in the United Kingdom called the TISORB trial, obtaining more country-specific data to support the use of CytoSorb to remove ticagrelor in emergent or urgent cardiac surgery to reduce perioperatively bleeding complications.

Of the anti-platelet agents, only ticagrelor is technically reversible. Other than CytoSorb, there is no approved reversal agent for ticagrelor in the European Union. However, PhaseBio, a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, has licensed an intravenously administered Fab antibody fragment with high affinity for ticagrelor called PB2452 from Medimmune, a division of AstraZeneca. The company paid AstraZeneca $100,000 upfront, with $68 million in potential future milestones. AstraZeneca owns approximately 5% of PhaseBio’s stock.PB2452 is a novel reversal agent for the antiplatelet drug ticagrelor, which was developed for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. PhaseBio is seeking US FDA approval of PB2452 in the United States through an accelerated approval process. In its Phase 1 clinical trial of PB2452, PhaseBio observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours in dosing cohorts in which they administered PB2452 over an extended infusion period.

PhaseBio recently completed a Phase 2a clinical trial of PB2452 in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor where they observed a statistically significant reversal of ticagrelor within 5 minutes of initiation of PB2452 infusion, that was sustained for over 20 hours. Platelet function was normalized by 15 minutes (30 minutes for the supratherapeutic ticagrelor-dose cohort) following initiation of PB2452 infusion and remained normal for over 20 hours. PB2452 was generally well-tolerated, with only minor adverse events reported. These results are consistent with results observed in healthy younger subjects treated with ticagrelor in the Phase 1 trial. The older and elderly subjects in the Phase 2a trial resemble the patient population most likely to be treated with ticagrelor and to potentially benefit from PB2452, if approved. The company is currently conducting a U.S. Phase 2b clinical study evaluating the safety and efficacy of PB2452 in approximately 200 healthy volunteers aged 50-80. Patients will receive loading with dual anti-platelet therapy consisting of aspirin and ticagrelor in the U.S. and will be evaluated on the ability of PB2452 to reverse platelet dysfunction.

The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. Based on feedback from the FDA, PhaseBio intends to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in their Phase 3 trial, with approximately 50 subjects from each of the major bleeding and surgical populations. They expect to initiate a Phase 3 trial in the first quarter of 2020. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, PhaseBio expects to submit a BLA for PB2452 in the second half of 2022. To support full approval for patients with major bleeding or requiring urgent surgery, the FDA recommended enrollment of 200 total patients in the Phase 3 trial. For post-approval commitments, the FDA recommended the completion of the remaining portions of the Phase 3 trial and the establishment of post-approval registry.

Meanwhile, Portola Pharmaceuticals is currently commercializing the biologic Andexxa, as a reversal agent for Factor Xa inhibitors. Andexxa generated more than $110 million in sales in 2019. Andexxa is a Factor Xa analog that competes for binding to Factor Xa inhibitors. Due to the short duration of action, pro-thrombotic effect, and very high cost, it is not ideally suited to reduce the risk of perioperative bleeding in cardiac surgery. CytoSorb has demonstrated the ability to rapidly remove both rivaroxaban (Xarelto®; Bayer, Janssen) and apixaban (Eliquis®, Bristol-Myers Squibb) from whole blood.

We believe that CytoSorb represents a more cost-effective, readily available, and easy to implement solution for ticagrelor or Factor Xa inhibitor reversal in cardiac surgery than these biologic alternatives.

HemoDefend Purification Technology Platform for Transfused Blood Products

There are only a few directly competitive approved products to address the removal of substances from blood and blood products that can cause transfusion reactions. Leukoreduction (Haemonetics, Terumo-BCT, Hemerus Corporation, others) is widely used in transfusion medicine and can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents. Automated washing of pRBC is very effective at cleansing contaminants from blood, but is impractical due to the time, cost, materials, and logistics of washing each unit of blood and is not widely used. Blood filters that utilize affinity technologies are in development to remove certain substances such as antibodies from blood, but have other issues, such as cost and concern about the stability or leachability of the affinity technology. The HemoDefend platform represents a potentially superior alternative to these methods, as it can provide comprehensive removal of a wide variety of contaminants that can trigger transfusion reactions without washing blood, requires no additional equipment, energy source, or manipulation, and can be incorporated directly into the blood storage bag or used as an in-line blood filter.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018. On November 25, 2019 the Company announced a pause in enrollment for the REFRESH 2-AKI study. The study’s Data Monitoring Committee (the “DMC”) recommended this pause following a blinded, interim, milestone review of clinical study data.  The DMC requested that additional clinical data and data analysis, not pre-specified in the current version of the protocol, be provided by Company. In addition, the Company appointed NAMSA as the new contract research organization (“CRO”) for the study to improve the monitoring of patient safety endpoints. As of November 25, 2019, the study had enrolled 153 patients at 25 initiated sites. Assuming a timely restart of the study expected by mid-year 2020, we anticipate progressing to a pre-specified interim analysis at 200 patients enrolled, where the DMC will evaluate the trial for safety and futility, by Q4 2020-Q1 2021. Assuming no changes to the trial by the DMC, we expect to complete enrollment in the REFRESH 2-AKI study by the end of 2021. However, there can be no assurance the study will be restarted or will enroll patients in a timely manner. We cannot predict the outcome of a DMC-led interim analysis, which could have a number of different outcomes such as: 1) continuation of the trial unchanged 2) continuation of trial but with modifications such as an expansion of the study or a change in the protocol 3) discontinuation of the study due to futility 4) termination of the study by the FDA or DMC due to potential new safety signals, or 5) other outcomes. These outcomes may trigger business and/or clinical decisions on the trial based on factors such as the cost, timing, probability of success of the study, and other factors. Because of this, there can be no assurances that trial will continue or have a positive outcome. However, if the study is successful, we plan to submit a PMA application to the FDA in 2022 for U.S. regulatory approval.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE study, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.” As of January 31, 2020, enrollment of the study was complete with 288 patients enrolled. Analysis of the study data and issuance of the study report is anticipated to be completed by the mid-2020.

In September 2019, we announced that Hannover Medical School in Germany will begin the first clinical study, called CYTORELEASE, evaluating the use of CytoSorb in treating CRS and inflammation of the brain called CAR-related Encephalopathy Syndrome (“CRES”), following CAR-T cell immunotherapy.  The CYTORELEASE trial, entitled “Effectivity of Extracorporeal Cytokine Adsorption (CytoSorb) as Additive Treatment of CAR-T Cell Associated Cytokine Release Syndrome (“CRS”) and Encephalopathy Syndrome (“CRES”),” is a randomized, controlled pilot study in 34 cancer patients who have received CAR-T cell immunotherapy and who have developed either severe CRS or CRES for a duration less than 6 hours.  Patients will receive either standard of care therapy versus standard of care therapy plus CytoSorb hemoadsorption.  The primary endpoint of the study is a plasma reduction of the pro-inflammatory cytokine interleukin-6 (IL-6). Secondary and exploratory endpoints will examine other potential clinical benefits such as improvements in CRES, shock, and other organ injury.  The trial has been approved by the Hannover Medical School ethics committee and has been screening patients for enrollment.

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

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multicenter study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as standard of care to reduce the risk of heart attacks and strokes in patients with advanced cardiovascular disease. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, the approximately 4% of patients requiring emergency cardiothoracic surgery experience an upto 65% risk of severe or massive perioperative bleeding with potential negative clinical outcomes or death, with significantly increased costs to the hospital and healthcare system. On October 5, 2019, we presented data showing the cost effectiveness of CytoSorb when used intraoperatively to remove ticagrelor in patients undergoing emergency open heart surgery at the 33rd Annual Meeting of the European Association for Cardio-Thoracic Surgery (EACTS).  This study predicts an average cost savings of £3,982 per patient (approximately $5,000 USD per patient), including the cost of the CytoSorb adsorber. The primary endpoint of the TISORB study is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. A protocol amendment was submitted to expand the population of eligible patients to now include patients requiring urgent cardiac surgery, and third-party consent. These changes were approved by the UK Medicines and Healthcare products Regulatory Agency (MHRA) at the end of February, with approvals pending from the key regional ethics committees (RECs). We intend to enroll thirty patients who will have received ticagrelor within 48 hours of undergoing emergent or urgent cardiothoracic surgery with cardiopulmonary bypass. As of March 5, 2020, the Company has initiated six sites and one patient has been enrolled. Once we receive REC approvals, enrollment is expected to accelerate and be complete in the second half of 2020. In January 2020, CytoSorb received E.U. CE Mark label expansion to include the removal of ticagrelor.

Government Research Grants

We have historically been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others. Currently, we have ongoing projects funded, in part, by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”), the NHLBI, and the USAF/AFMC.

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

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program focused on demonstrating the ability of CytoSorb to adsorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provided for maximum funding of $999,996 over two years. This program was funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. As of December 31, 2019, we received approximately $999,996 in funding under this contract and no further funding remains under this contract. Our performance under this contract has been completed.

In May 2017, we were awarded a Phase II STTR contract entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. As of December 31, 2019, we received approximately $999,070 and no further funding remaining under this contract. Our performance under this contract has been completed.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of December 31, 2019, we received approximately $507,000 and have approximately $212,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of December 31, 2019, we received approximately $873,000 and have approximately $127,000 remaining under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of December 31, 2019, we received approximately $1,222,000 in funding under this contract and have approximately $1,749,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of December 31, 2019, we received approximately $174,000 funding under this contract and have approximately $2,786,000 remaining under this contract.

Our business could be adversely impacted by automatic cuts in Federal spending.  The American Taxpayer Relief Act (“ATRA”) of 2012, referred to generally as the fiscal cliff deal, that went into effect on March 1, 2013, enacted automatic spending cuts of nearly $1 trillion over the next 10 years (commonly known as sequestration) that were included under the Budget Control Act of 2011.  Sequestration may delay payments under the SBIR grant agreements, although no material delays have occurred to date. The short term and long-term economic impact of the sequestration will not be known until the actual spending cuts are implemented and the economic impact of the changes in the budget and taxes are known. It will take an extended number of years to understand the impact of any changes brought about from the sequester.

These grants represent a substantial research cost savings to us and we believe demonstrate the strong interest of the medical and scientific communities in our technology. We are also exploring potential eligibility in several other government-sponsored grant programs which could, if approved, represent a future source of non-dilutive funds for our research programs.

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

In the EU, medical devices that we manufacture are (until May 26, 2022) required to comply with the Medical Devices Directive 93/42/EC (“MDD”) (one of the three medical device directives with the other two covering active implantable medical devices and in vetro diagnostic devices, respectively) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an EU-wide international symbol evidencing adherence to quality assurance standards and compliance with the MDD or other applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA. In Europe, our devices are classified as Class IIb, and conform to the MDD. As of May 27, 2020, devices that have not received CE Mark renewal under the MDD or where existing device or processes are substantially amended, certification would be required in accordance with the new European Union Medical Device Regulation (“MDR”) in order to maintain CE Mark approval. However, devices already certified under the MDD can continue to use the CE Mark under the MDD until the expiry of those MDD CE Marks and in August of 2019, we announced that CytoSorb received of its E.U. CE Mark through May 2024.

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

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA (pr de novo). The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available, the second pathway is the de novo request pathway. The de novo pathway is available for novel device technologies, including novel device changes, that have not been previously classified by FDA and for which there is no suitable predicate device. To obtain marketing authorization via the de novo pathway, the applicant must show that the subject device can be reclassified as Class I or Class II. The de novo request pathway typically requires additional testing data, which may include clinical data.

The third, more rigorous, process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices. A PMA submission is the most burdensome FDA premarket submission type for devices and includes data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Again, clinical trials are subject to extensive FDA regulation.

Following completion of clinical trials, an applicant will submit a PMA with the required data. Within 45 days after a PMA is received by the FDA, the agency will notify the applicant whether the application has been “filed” (a threshold determination that the application is sufficiently complete to begin an in-depth review), then a substantive review period begins on the date of filing. Although the stated regulatory timeframe for the FDA’s review of PMAs is 180 days, FDA does not meet this goal for all applications; review often takes at least one year and may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facilities to evaluate compliance with the FDA’s Quality System Regulation (“OSR”), which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance and good manufacturing practice procedures.

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

In the U.S., we believe that our potential devices, if we were to pursue marketing authorization, would likely fall under the classification for “Sorbent Hemoperfusion Systems” (21 C.F.R. § 876.5870). This category of device is Class II (subject to a 510(k) and special controls) when the device is intended for the treatment of poisoning and drug overdose, and Class III (subject to PMA) when the device is intended for the treatment of sepsis, hepatic coma and metabolic disturbances or other life-threatening illnesses.

Both before and after a device for the U.S. market is commercially released, we would have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, complaint handling, and manufacturers’ required reports of adverse events and device malfunctions and other information to identify potential problems with marketed medical devices. We would also be subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, as mentioned above. In addition, the FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although physicians are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for cleared or approved uses. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health; order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices; or ban such medical devices. The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and work with the DOJ to assess civil or criminal penalties against our officers, employees, or us. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.

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

The process of obtaining clearance or approval to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorb® device will be approved for CE Mark labeling under the MDR in other potential medical applications or that it will be approved for cytokine filtration in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Pertaining to our VetResQ™ device (offered for veterinary use only), in the U.S., the FDA does not require submission of a 510(k), PMA, or any other pre-market review application for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives. The fourth quarter of 2012 was the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb is now available, and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. As part of this effort, the Company established CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2019, we achieved cumulative sales of CytoSorb of approximately $72,339,000. During this time period, the CytoSorb device represented substantially all of our product sales. At the end of 2019, we had hundreds of KOLs worldwide who are either using CytoSorb or supporting its use in clinical practice and/or in clinical studies. These relationships with KOLs were an essential step in our initial goal of driving usage, adoption and reorders of CytoSorb as they facilitate ordering and reimbursement within the hospital, have a strong influential role within their department and amongst their peers and colleagues outside the hospital, and have the ability to conduct studies and generate data, papers and conference presentations that could drive awareness and demand.

We are approved to sell CytoSorb in all 27 countries in the EU, including Germany, Italy, France and Spain as well as the United Kingdom, and currently have either direct sales or distributor or strategic partnership in 58 countries worldwide. We plan to expand to other countries in the EU, and with registration, other countries outside the EU that will accept CE Mark approval with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships.

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

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and distribute CytoSorb. These partners include Biocon Ltd, Fresenius Medical Care AG, Aferetica s.r.l. and Terumo Cardiovascular Group. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in item 1 of this report.

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States.

During the years ended 2019, 2018 and 2017, no agency, distributor or direct customer represented more than 10 percent of the Company’s total revenue.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of February 28, 2020, our patent portfolio includes 21 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2020 and 2035, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Product		Patent	Patent	Patent
Group	Description/Indications	Term	Expiration	Type
CytoSorb	Perfusion Device Combining Adsorbing Material and Hollow Fibers to Filter and Recombine Plasma	20 Years	4/17/2020	Standard
CytoSorb	Method of Peritoneal Dialysis	20 Years	4/27/2020	Standard
CytoSorb	Material and Method of Producing: Biocompatible Polymeric Adsorbents Using a One-Pot Process	20 Years	10/10/2020	Standard
CytoSorb	Protective clothing	20 Years	1/15/2021	Standard
CytoSorb	Method of Introducing Fluids into a Patient’s Body	20 Years	2/17/2021	Standard
CytoSorb	Devices, systems, and methods for reducing levels of pro-inflammatory or anti-inflammatory stimulators or mediators in the blood	20 Years	4/10/2021	Standard
CytoSorb	Method of Producing Devices	20 Years	4/25/2021	Standard
CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Coated Polymer and Related Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Polymer Systems and Related Devices	20 Years	7/6/2023	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/30/2031	Standard
CytoSorb	Polymer Modification	20 Years	12/31/2031	Standard
CytoSorb	Method of Treating Acute Radiation Syndrome	20 Years	10/22/2035	Standard
CytoSorb	Method of Treating Inflammation	20 Years	3/31/2031	Standard
CytoSorb	Method of Removal of Impurities from Whole Blood	20 Years	1/6/2032	Standard
CytoSorb	Use of Gastrointestinally Administered Porous Sorbent Polymers	20 Years	10/22/2035	Standard
CytoSorb	Use of Polymeric Sorbent Polymers	20 Years	8/10/2032	Standard

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

We currently hold multiple trademarks including CytoSorb®, HemoDefend™, BetaSorb™, K+ontrolTM, and VetResQ™. We have spent considerable resources registering the trademark and building brand awareness and equity of the CytoSorb® tradename, which has been used in commerce since 2006. We expect to maintain and defend our various trademarks to the fullest extent possible.

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $274,000 for the year ended December 31, 2019.

Employees

As of February 10, 2020, we had 153 full-time and part-time employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.	Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2019, we had an accumulated deficit of approximately $188,789,000, which included net losses of approximately $19,266,000, $17,211,000 and $8,461,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of December 31, 2019, we had current assets of approximately $20,902,000, including cash on hand of approximately $12,232,000 and current liabilities of approximately $9,936,000. For the year ended December 31, 2019, our cash burn was approximately $10,136,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

On July 9, 2019 we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc., pursuant to which we may offer to sell, from time to time shares of our common stock, up to a maximum of $25,000,000. During the year ended December 31, 2019, we sold 191,244 shares of our common stock pursuant to the Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000. During the period from January 1, 2020 through March 2, 2020, we sold 2,435,086 shares of our common stock pursuant to the Sale Agreement, at an average selling price of $5.64 per share, generating net proceeds of approximately $13,322,000.

On July 31, 2019 (the “Settlement Date”) we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Bridge Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement (the “Restated Loan and Security Agreement”) and the 2018 Success Fee Letter, each previously entered into by and among us and Bridge Bank on March 28, 2018. In connection with the execution of the First Amendment, the draw period for the Term B Loan (as defined therein) was extended to August 15, 2019 and we drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019.

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

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets often have a combination of government-managed and privately-managed healthcare systems that govern reimbursement for medical devices and related procedures. Socialized medicine is common in the EU, and reimbursement and the pricing of medical devices is generally subject to governmental control. Application for reimbursement, subsequent approvals, if any, and pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. Private insurance has similar challenges. CytoSorb is currently reimbursed in Germany under government-funded insurance, and in other countries may be covered under the diagnosis-related group (“DRG”), or “lump sum payment” reimbursement, or other generalized reimbursement for acute care medical products. We are continuously working to obtain or improve upon the type and amount of reimbursement available to us in countries where CytoSorb is available, and as we attempt to move from an existing reimbursement platform to a new reimbursement platform, we may experience interruptions and/or reductions in the amount available for reimbursement. Because of this, there can be no assurance that new reimbursement will be obtained or that existing reimbursement will continue or that such reimbursement will be sufficient to adequately cover the cost of the device or treatment. As a result, our future revenues, profitability and access to capital may be negatively affected by any interruption or reduction in amounts of reimbursement. We plan to seek reimbursement for our product in other EU and non-EU countries to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

We depend upon key personnel who may terminate their employment with us at any time.

As of February 28, 2020, we had 153 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; and Vincent Capponi, our Chief Operating Officer. On July 30, 2019, we entered into amended and restated employment agreements with Dr. Chan, Mr. Capponi, and Ms. Bloch that expire on December 31, 2021, and provide thereafter for annual renewals of the contract, unless either party provides written notice of non-renewal at least 60 days prior to renewal. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

CytoSorb has already achieved marketing authorization in the EU under the CE marking process and the Medical Devices Directive. It is manufactured at our manufacturing facility in New Jersey under ISO 13485 Full Quality Systems certification. The manufacturing and marketing of our products will be subject to extensive and rigorous government regulation in the EU, as well as in the U.S. and in other countries. In the U.S. and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary additional approvals to sell our products in the United States or other non-EU countries. Even if we do ultimately receive FDA approval or clearance for any of our products, we will be subject to extensive ongoing regulation. While we have received approval from our notified body to apply the CE mark to our CytoSorb device, we will be subject to extensive ongoing regulation and auditing requirements to maintain the CE mark.

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

To date, we have conducted limited clinical studies on our CytoSorb product. There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While studies conducted by us and others have produced results we believe to be encouraging and indicative of the potential efficacy of our products and technology, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business. Even though we have received approval to apply the CE Mark to our CytoSorb device as a cytokine adsorber, there can be no assurance that we will be able to receive approval under the MDR for other potential applications of CytoSorb, or that we will receive regulatory clearance from other targeted regions or countries.

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

In March 2011, we received approval from our notified body to apply the CE Mark to our CytoSorb device for commercial sale as a cytokine filter. We also achieved ISO 13485:2003 Full Quality Systems certification, and have since upgraded to ISO 13485:2016 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale in the EU and for additional clinical studies. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) for medical devices, as set forth in the QSR.  As such, we are subject to continual review and periodic inspections to assess compliance with cGMP/QSR requirements as required by our International notified body and those FDA regulations governing companies that export medical products for sale outside the United States.  Accordingly, we must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

In the second quarter of 2018 we quadrupled our manufacturing capabilities upon the official completion of the expansion of our CytoSorb manufacturing facility in New Jersey. While we currently believe we have established sufficient production capacity to supply potential near-term demand for the CytoSorb device, we will likely need to scale up and increase our manufacturing capabilities in the future. In the event of any unforeseen increase in short- or long-term demand for CytoSorb or any of our other products, our commercial distributions could be delayed significantly as we establish alternative supply sources within our budget. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

For the year ended December 31, 2019, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the recent exit by the U.K. from the EU, and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, or otherwise affect our ability to do business. Additionally, global events such as the current COVID-19 coronavirus pandemic, that slow worldwide economies, disrupt travel and trade, and destabilize financial markets, may interfere with our ability to raise capital, sell and market our products, obtain reimbursement and payment of our products, or reduce the ability of our customers to pay for our product. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information, as well as employee personal data. The secure storage, maintenance, and transmission of and access to this information is important to our operations our day-to-day business and our reputation. Security breaches have become more common across industries. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications, as well as our intellectual property and business data. In addition, an employee, contractor, or other third-party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. We have recently experienced mulitiple attempts by third parties to penetrate our computer systems. While we have certain safeguards in place to reduce the risk of and detect cyber-attacks, as well as limit the potential exposure of proprietary and confidential information, including multi-layer security protections, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches powered by new and sophisticated technologies, or employee error or malfeasance. Further, we may not be immediately aware of any unpermitted access by hacker or other breaches and we may be unable to quickly and effectively remediate any such breaches. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

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

Our common stock closed as high as $8.56 and as low as $3.61 per share between January 1, 2019 and December 31, 2019 on Nasdaq. On March 3, 2020, the closing price of our common stock, as reported on Nasdaq, was $5.18. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2019, two shareholders hold 13.1% of our shares and our directors and officers hold 6.0% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 67,384,000 shares remain available for issuance as of December 31, 2019 and may be issued by us without stockholder approval.

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

We currently operate a facility near Princeton, New Jersey with approximately 19,920 sq. ft., housing research laboratories, manufacturing operations and clinical and administrative offices, under a lease agreement which expires in May 2020, and contains a provision allowing us to renew the lease for another year. We expect to secure new, expanded facilities in the future. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities. Our monthly base rent as of February 2020 is approximately $32,400 and additionally we reimburse the landlord for monthly operating expenses of approximately $28,600.

We also operate a facility in Berlin, Germany housing our sales and administrative offices and warehouse space. We entered into a lease for this office on September 1, 2016. The lease expires on August 31, 2021. We rent this space for approximately $9,000 per month.

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

Approximate Number of Equity Security Holders

As of February 15, 2020, there were approximately 8,400 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Stock Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2014 in each of CytoSorbents Corporation common stock, the Russell 2000 Index and the Nasdaq Biotech Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 st of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

CytoSorbents Corporation vs. Russell 2000 Index and Nasdaq Biotech Index

Comparison of 5 Year Total Cumulative Return

Value of a $100 Investment on December 31, 2014

 Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2019.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2019 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue:
Sales	$22,765,854	$20,252,383	$13,381,853	$8,206,036	$4,043,819
Grant income	2,183,619	2,251,525	1,768,901	1,321,807	735,863
Other revenue		--	--	--	11,934
Total revenue	24,949,473	22,503,908	15,150,754	9,527,843	4,791,616
Cost of revenue	7,363,919	7,489,400	5,518,360	3,953,725	2,212,546
Gross margin	17,585,554	15,014,508	9,632,394	5,574,118	2,579,070
Operating expenses:
Research and development	12,091,797	7,723,028	3,221,233	4,073,093	3,744,803
Legal, financial and other consulting	2,462,151	2,002,032	1,339,493	1,184,788	1,089,145
Selling general and administrative	22,005,670	20,874,376	14,914,266	11,808,362	7,048,781
Total operating expenses	36,559,618	30,599,436	19,474,992	17,066,243	11,882,729
Loss from operations	(18,974,064)	(15,584,928)	(9,842,598)	(11,492,125)	(9,303,659)
Other income (expense):
Interest expense, net	(1,033,661)	(1,461,045)	(749,076)	(231,804)	(9,301)
Foreign currency transaction gain (loss)	(350,365)	(784,752)	1,454,136	(358,077)	(507,276)
Total other income (expense), net	(1,384,026)	(2,245,797)	705,060	(589,881)	(497,975)
Loss before benefit from income taxes	(20,358,090)	(17,830,725)	(9,137,538)	(12,082,006)	(9,801,634)
Benefit from income taxes	1,092,446	619,546	676,739	318,550	324,606
Net loss	(19,265,644)	(17,211,179)	(8,460,799)	(11,763,456)	(9,477,028)
Dividends	--	--	335,731	--	--
Net loss available to common stockholders, basic and diluted	$(19,265,644)	$(17,211,179)	$(8,796,530)	$(11,763,456)	$(9,477,208)
Weighted average common shares outstanding, basic and diluted	32,255,253	30,719,176	27,613,911	25,433,719	24,885,809
Net loss per share, basic and diluted	$(0.60)	$(0.56)	$(0.32)	$(0.46)	$(0.38)

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,232,418	$22,368,837	$17,321,862	$5,245,178	$5,316,851
Short term investments	--	--	--	--	2,192,000
Working capital	10,965,262	21,725,888	12,891,009	3,550,353	8,452,677
Total assets	27,382,510	34,196,763	24,103,307	9,693,844	11,254,366
Preferred stock	--	--	--	--	--
Accumulated deficit	(188,789,459)	(169,523,815)	(152,312,636)	(143,516,106)	(131,752,650)
Total stockholders' equity	3,418,042	16,934,600	10,262,835	1,337,459	9,846,815

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2019, 2018 and 2017 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in hospitalized patients around the world. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 21 issued U.S. patents, multiple issued foreign patents and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from one to 16 years.

In March 2011, we received EU regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, ECMO, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications including multiple organ failure. In January 2018, the Company received approval for the first CytoSorb label expansion increasing treatment time from six hours to 24 hours. In May 2018, the Company received the second label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver failure and trauma, respectively. In January 2020, the Company received the third a label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in cardiac patients during surgery requiring cardiopulmonary bypass.

Our CE Mark enables CytoSorb to be sold throughout all 27 countries of the EU and the United Kingdom. In addition, many countries outside the EU accept CE Mark approval for medical devices, but may also require registration with or without additional clinical studies. The broad approved indication enables CytoSorb to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, and many other conditions where cytokine-induced inflammation plays a detrimental role.

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst fourteen trial sites in Germany in 2011, with enrollment of 100 patients with predominantly septic shock and respiratory failure. The trial established that CytoSorb was safe in this critically-ill population, and that it was able to broadly reduce key cytokines from the blood of these patients. We plan to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

In addition to CE Mark approval, we also achieved ISO 13485:20016 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale and for additional clinical studies. We also established specific reimbursement for CytoSorb in Germany. We have also been assigned two specific procedure codes for our CytoSorb device in Switzerland that are pending reimbursement valuation assignment.

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

As of February 10, 2020, our European commercialization team includes 79 people.

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

In December 2018, the Fresenius agreement originally signed in 2014 was amended, thereby modifying the territory to include exclusive distribution rights for Czech Republic and Finland and all critical care medicine and intensive care unit (ICU) applications on dialysis or ECMO machines for France. In addition, starting in 2019, Poland, Sweden, Denmark, and Norway were transitioned into the co-marketing program. Finally, the guaranteed minimum quarterly purchases and payments requirements were removed for 2019.

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

In March 2017, we announced a partnership with Dr. Reddy’s Laboratories to exclusively distribute CytoSorb in South Africa for multiple applications. In December 2019, we discontinued this partnership.

We continuously evaluate other potential distributor and strategic partner networks in other countries where we are approved to market the device.

Concurrent with our commercialization plans, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases to generate additional clinical data to expend the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications. We have completed a single arm, dose ranging trial in Germany amongst several clinical trial sites supporting the safety and efficacy of CytoSorb when used 24 hours per day for seven days, each day with a new device.

In addition, we now have more than 50 investigator-initiated studies planned, enrolling or completed in Germany, Austria, Switzerland, the Netherlands, Hungary, the United Kingdom, India, and the U.S. Approximately 20 of these studies are currently enrolling patients. Others have been completed. These trials, which are funded and supported by well-known university hospitals and KOLs, are post-market clinical studies. They have provided and will continue to provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, trauma, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

In February 2015, the U.S. Food and Drug Administration (the “FDA”) approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility study called REFRESH I (REduction of FREe Hemoglobin) amongst 20 patients and three U.S. clinical sites. The FDA subsequently approved an amendment to the protocol, expanding the study to a 40-patient randomized controlled study (20 treatment, 20 control) in eight clinical centers. REFRESH I represented the first part of a larger clinical trial strategy intended to support the approval of CytoSorb in the U.S. for intra-operative use during cardiac surgery.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018. On November 25, 2019 the Company announced a pause in enrollment for the REFRESH 2-AKI study. The study’s Data Monitoring Committee (the “DMC”) recommended this pause following a blinded, interim, milestone review of clinical study data.  The DMC requested that additional clinical data and data analysis, not pre-specified in the current version of the protocol, be provided by Company. In addition, the Company appointed NAMSA as the new contract research organization (“CRO”) for the study to improve the monitoring of patient safety endpoints. As of November 25, 2019, the study had enrolled 153 patients at 25 initiated sites. Assuming a timely restart of the study expected by mid-year 2020, we anticipate progressing to a pre-specified interim analysis at 200 patients enrolled, where the DMC will evaluate the trial for safety and futility, by Q4 2020-Q1 2021. Assuming no changes to the trial by the DMC, we expect to complete enrollment in the REFRESH 2-AKI study by the end of 2021. However, there can be no assurance the study will be restarted or will enroll patients in a timely manner. We cannot predict the outcome of a DMC-led interim analysis, which could have a number of different outcomes such as: 1) continuation of the trial unchanged 2) continuation of trial but with modifications such as an expansion of the study or a change in the protocol 3) discontinuation of the study due to futility 4) termination of the study by the FDA or DMC due to potential new safety signals, or 5) other outcomes. These outcomes may trigger business and/or clinical decisions on the trial based on factors such as the cost, timing, probability of success of the study, and other factors. Because of this, there can be no assurances that trial will continue or have a positive outcome. However, if the study is successful, we plan to submit a PMA application to the FDA in 2022 for U.S. regulatory approval.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE study, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.” As of January 31, 2020, enrollment of the study was complete with 288 patients enrolled. Analysis of the study data and issuance of the study report is anticipated to be completed by mid-2020.

In September 2019, we announced that Hannover Medical School in Germany will begin the first clinical study, called CYTORELEASE, evaluating the use of CytoSorb in treating CRS and inflammation of the brain called CAR-related Encephalopathy Syndrome (“CRES”), following CAR-T cell immunotherapy.  The CYTORELEASE trial, entitled “Effectivity of Extracorporeal Cytokine Adsorption (CytoSorb) as Additive Treatment of CAR-T Cell Associated Cytokine Release Syndrome (“CRS”) and Encephalopathy Syndrome (“CRES”),” is a randomized, controlled pilot study in 34 cancer patients who have received CAR-T cell immunotherapy and who have developed either severe CRS or CRES for a duration less than 6 hours.  Patients will receive either standard of care therapy versus standard of care therapy plus CytoSorb hemoadsorption.  The primary endpoint of the study is a plasma reduction of the pro-inflammatory cytokine interleukin-6 (IL-6). Secondary and exploratory endpoints will examine other potential clinical benefits such as improvements in CRES, shock, and other organ injury.  The trial has been approved by the Hannover Medical School ethics committee and has been screening patients for enrollment.

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

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multicenter study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as standard of care to reduce the risk of heart attacks and strokes in patients with advanced cardiovascular disease. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, the approximately 4% of patients requiring emergency cardiothoracic surgery experience an upto 65% risk of severe or massive perioperative bleeding with potential negative clinical outcomes or death, with significantly increased costs to the hospital and healthcare system. On October 5, 2019, we presented data showing the cost effectiveness of CytoSorb when used intraoperatively to remove ticagrelor in patients undergoing emergency open heart surgery at the 33rd Annual Meeting of the European Association for Cardio-Thoracic Surgery (EACTS).  This study predicts an average cost savings of £3,982 per patient (approximately $5,000 USD per patient), including the cost of the CytoSorb adsorber. The primary endpoint of the TISORB study is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. A protocol amendment was submitted to expand the population of eligible patients to now include patients requiring urgent cardiac surgery, and third-party consent. These changes were approved by the UK Medicines and Healthcare products Regulatory Agency (MHRA) at the end of February, with approvals pending from the key regional ethics committees (RECs). We intend to enroll thirty patients who will have received ticagrelor within 48 hours of undergoing emergent or urgent cardiothoracic surgery with cardiopulmonary bypass. As of March 5, 2020, the Company has initiated six sites and one patient has been enrolled. Once we receive REC approvals, enrollment is expected to accelerate and be complete in the second half of 2020. In January 2020, CytoSorb received E.U. CE Mark label expansion to include the removal of ticagrelor.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ - a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood. With the support of NHLBI, we plan to initiate a U.S. pivotal trial designed to support U.S. FDA approval, expected to begin by the end of 2020.

•	K+ontrol – a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood in severe hyperkalemia.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

Comparison of the year ended December 31, 2019 and 2018

Revenues:

For the year ended December 31, 2019, we generated total revenue, which includes product revenue and grant income, of approximately $24,949,000 as compared to revenues of approximately $22,504,000 for the year ended December 31, 2018, an increase of approximately $2,445,000, or 11%. Revenue from product sales was approximately $22,766,000 for the year ended December 31, 2019, as compared to approximately $20,252,000 in the year ended December 31, 2018, an increase of approximately $2,514,000 or 12%. This increase was primarily driven by an increase in direct sales of approximately $3,194,000 resulting from both new customers and repeat orders from existing customers. This increase was offset by a decrease in distributor sales of approximately $680,000. In addition, sales were negatively impacted by approximately $1,201,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar. For the year ended December 31, 2019, the average exchange rate of the Euro to the U.S. dollar was $1.12 as compared to an average exchange rate of $1.18 for the year ended December 31, 2018.

Cost of Revenue:

For the years ended December 31, 2019 and 2018, cost of revenue was approximately $7,364,000 and $7,489,000, respectively, a decrease of approximately $125,000. Product cost of revenues decreased approximately $63,000 during the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result of achieved production efficiencies. Product gross margins were approximately 77% for the year ended December 31, 2019 and approximately 74% for the year ended December 31, 2018.

Gross Profit:

Gross profit was approximately $17,586,000 for the year ended December 31, 2019, an increase of approximately $2,571,000 or 17%, over gross profit of $15,015,000 in 2018. This increase is attributed to an increase in CytoSorb product sales during 2019 as well as achieved production efficiencies.

Research and Development Expenses:

Our research and development costs were approximately $12,092,000 and $7,723,000 for the years ended December 31, 2019 and 2018, respectively, an increase of approximately $4,369,000, or 57%. This increase was due to an increase in clinical trial and related costs of approximately$3,890,000, which include expenditures related to our REFRESH 2-AKI study and our TISORB study, an increase in non-clinical research and development salary related costs of approximately $223,000, decreases in direct labor and other costs being deployed toward grant-funded activities of approximately $62,000, which had the effect of increasing the amount of our non-reimbursable research and development costs and an increase in our non-grant related research and development costs of approximately $194,000.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $2,462,000 and $2,002,000 for the years ended December 31, 2019 and 2018, respectively, an increase of approximately $460,000, or 23%. This increase was due to an increase in legal fees of approximately $334,000 related to patent matters and certain corporate initiatives, an increase in employment agency fees of approximately $88,000 related to the hiring of senior level personnel, an increase in accounting and auditing fees of approximately $24,000 and an increase in consulting fees of approximately $14,000.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were approximately $22,006,000 and $20,874,000 for the years ended December 31, 2019 and 2018, respectively, an increase of approximately $1,132,000, or 5%. This increase was due to an increase in salaries, commissions and related costs of approximately $2,323,000, additional sales and marketing costs, which include advertising and conference attendance of approximately $863,000, an increase in royalty expenses of approximately $198,000 due to the increase in product sales, and an increase in restricted stock expense of approximately $226,000 related to restricted stock units granted to the Company’s executive officers, an increase in public relations cost of approximately $78,000 and increase in other general and administrative costs of approximately $215,000. These increases were offset by a decrease in non-cash stock compensation expense of approximately $2,771,000.

Interest Expense, Net:

For the year ended December 31, 2019, interest expense, net was approximately $1,034,000, as compared to interest expense, net of approximately $1,461,000 for the year ended December 31, 2018. This decrease in net interest expense of approximately $427,000 is related to the settlement of the Success Fee with Bridge Bank in the amount of $637,000 that became due in May 2018 in accordance with the terms of the 2016 Success Fee Letter, offset by an increase in interest due to the draw down of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2019, the loss on foreign currency transactions was approximately $350,000, as compared to a loss on foreign currency transactions of approximately $785,000 for the year ended December 31, 2018. The 2019 loss is directly related to the decrease in the exchange rate of the Euro at December 31, 2019, as compared to December 31, 2018. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at December 31, 2019 as compared to $1.15 per Euro at December 31, 2018. The 2018 loss is directly related to the decrease in the exchange rate of the Euro at December 31, 2018, as compared to December 31, 2017. The exchange rate of the Euro to the U.S. dollar was $1.15 per Euro at December 31, 2018 as compared to $1.20 per Euro at December 31, 2017.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $1,092,000 and $620,000 for the years ended December 31, 2019 and 2018, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

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

Grant income increased by approximately $483,000, or 27%, to approximately $2,252,000 in 2018 from $1,769,000 in 2017 as a result of increased revenue received from existing grants and revenue received from a new grant awarded in 2018.

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

History of Operating Losses

We have experienced substantial operating losses since inception. As of December 31, 2019, we had an accumulated deficit of approximately $188,789,000, which included losses of approximately $19,266,000, $17,211,000 and $8,461,000 for years ended December 31, 2019, 2018 and 2017, respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, our legal, financial and consulting expenses, and selling, general and administrative expenses, which together were approximately $36,560,000, $30,599,000 and $19,475,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private and public placement of our debt and equity securities. At December 31, 2019, we had current assets of approximately $20,902,000 including cash on hand of approximately $12,232,000 and had current liabilities of approximately $9,936,000. During the period from January 1, 2020 through March 2, 2020, we raised approximately $13,321,000 by utilizing our ATM facility with co-agents Jefferies LLC and B. Riley FBR. Also, we expect to receive approximately $1,092,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey in the first quarter of 2020.

We believe that we have sufficient cash to fund our operations into 2021. We will need to raise additional capital to support our ongoing operations in the future. In addition, we will need to raise additional funds to support clinical trials in the U.S. and in Europe.

Loan and Security Agreement:

On June 30, 2016, we and our wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which we borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and we drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 8.41% at December 31, 2019.

On the Closing Date, we were required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, we incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050 and $4,212 related to the First Amendment. As of the Settlement Date, the total unamortized loan costs related to the Term Loans amounted to $90,925. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the years ended December 31, 2019, 2018 and 2017, we recorded interest expense amounting to $33,175, $31,946, and $29,971, respectively related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after Term B Loan was made, we are required to make monthly payments of interest-only through April 2020. The interest-only period will be further extended through November 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Amended and Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Commencing on May 1, 2020, if we do not comply with financial covenant revenue test, we must make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. Commencing on November 1, 2020, if we comply with the financial covenant revenue test, we must make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires that we to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the years ended December 31, 2019, 2018 and 2017, we recorded interest expense of $82,031, $65,104 and 52,083, respectively, related to the final fee. The Term Loans are evidenced by secured promissory notes issued to the Bank by us. If we elect to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

Events of default which may cause repayment of the Term Loans to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Amended and Restated Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of a Material Adverse Event (as defined in the Amended and Restated Loan and Security Agreement), (4) the attachment or seizure of a material portion of the Borrower’s assets if such attachment or seizure is not released, discharged or rescinded within 10 days, and (5) if the Borrower becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Borrower and such proceeding is not dismissed or stayed within 30 days. The Amended and Restated Loan and Security Agreement includes customary loan conditions, Borrower representations and warranties, Borrower affirmative covenants and Borrower negative covenants for secured transactions of this type. We are in substantial compliance with these covenants.

Our and CytoSorbents Medical, Inc.’s obligations under the Amended and Restated Loan and Security Agreement are joint and severable and are secured by a first priority security interest in favor of the Bank with respect to our Shares (as defined in the Amended and Restated Loan and Security Agreement) and the Borrower’s Collateral (as defined in the Amended and Restated Loan and Security Agreement, which definition excludes the Borrower’s intellectual property and other customary exceptions).

2016 Success Fee Letter:

Pursuant to that certain Success Fee Letter (the “2016 Letter”) entered into between the Borrower and the Bank in connection with the Original Term Loans, the Borrower agreed to pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Original Term Loans (the “2016 Letter Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for our common stock on Nasdaq being $8.00 (after giving effect to any stock splits or consolidations effected after the date thereof) or more for five successive business days. On May 18, 2018, the 2016 Letter Success Fee became due to the Bank as result of an occurrence of the event described in clause (d) above. The Company elected to satisfy the 2016 Letter Success Fee by issuing shares of its common stock, which was permitted under the terms of the 2016 Letter. On May 23, 2018, we issued 68,791 shares of its common stock in full satisfaction of the 2016 Letter Success Fee, and the obligations of the Borrower under the 2016 Letter. The 2016 Letter Success Fee was valued at $637,000 and was charged to interest expense.

2018 Success Fee Letter:

Pursuant to the amended 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (as defined in the Restated Loan and Security Agreement) (the “Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for our common stock on the Nasdaq Capital Market being the greater of (i) 70% or more over $7.05, the closing price of our common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the average price of Company’s common stock for the 365 day period ending on the date of the funding of the Term B Loan.

Contractual Obligations

The following table summarizes our obligations with regard to our contractual obligations as of December 31, 2019, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes to financial statements included elsewhere in this Annual Report on Form 10-K.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$428,083	$307,292	$168,989	$166,398

Long-term debt	$1,666,666	$13,333,334	$–	$–

Effects of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. We adopted the updated guidance effective January 1, 2019 by recording a right of use asset and corresponding lease liability of $1,449,437.

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

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

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

Off-Balance Sheet Arrangements

We currently operate a facility near Princeton, New Jersey with approximately 19,920 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement which expires in May 2020. The lease includes a one year option to renew. We expect to secure additional square footage to support increased manufacturing capacity in the future. Our monthly base rent is approximately $32,400 and, additionally, we reimburse the landlord for monthly operating expenses of approximately $29,000.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Registered Public Accounting Firm

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the financial statements of included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report is included with the financial statements included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Control Persons.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2020 annual meeting of stockholders scheduled to be held on June 2, 2020, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules:

1.	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are included herein:

2.	Financial Statement Schedules

Not applicable.

3.	List of Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated June 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019).

3.2	Amended and Restated Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2020).

4.1*	Description of Capital Stock of CytoSorbents Corporation.

10.1.+	Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Phillip P. Chan (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.2.+	Amended and Restated Employment Agreement, dated as of July 30 2019, by and between CytoSorbents Medical, Inc. and Vincent Capponi (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.3+	Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Kathleen P. Bloch (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.4+	Consulting Agreement with Dr. Robert Bartlett Effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2016).

10.5+	Separation Agreement and Release, dated December 9, 2019, by and between CytoSorbents Corporation and Dr. Eric Mortensen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2019).

10.6+	Lease Agreement between Princeton Corporate Plaza LLC and the Registrant dated as of March 9, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.7	Third Amendment to Lease Agreement between Princeton Corporate Plaza LLC and the Registrant dated as of December 12, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.8	Fourteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza, LLC, dated April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.9	Amended and Restated Fourteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza LLC, dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.10	Eighteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza, LLC, dated January 4, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019).

10.11	Royalty Agreement between Guillermina Vega Montiel and the Registrant dated as of August 11, 2003 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.12	Stipulated Order and Settlement Agreement between Bro-Tech Corporation, Purolite International Ltd. And the Registrant, dated August 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 8, 2006).

10.13†	Distribution Agreement between Biocon Limited and the Registrant dated as of September 20, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.14†	First Amendment to the Distribution Agreement between Biocon Limited and the Registrant, dated October 30, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.15+	CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2006).

10.16+	Amendment No. 1 to the CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8, filed on November 4, 2014).

10.17+	Amendment No. 1 to the CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8, filed on November 4, 2014).

10.18	Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 4, 2018).

10.19	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2019, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.20	Success Fee Letter, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2018).

10.21*†	Exclusive Distribution Agreement, dated as of September 26, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report of Form 10-K filed on March 7, 2019).

10.22*†	Amendment to Exclusive Distribution Agreement, dated December 15, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report of Form 10-K filed on March 7, 2019).

21.1*	List of Subsidiaries.

23.1*	Consent of WithumSmith+Brown, PC.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) Notes to the Consolidated Financial Statements.

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

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 2020.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	President and Chief Executive Officer (Principal	March 5, 2020
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 5, 2020
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 5, 2020
Al Kraus

/s/ Alan D. Sobel	Director	March 5, 2020
Alan D. Sobel

/s/ Edward R. Jones	Director	March 5, 2020
Edward R. Jones

/s/Michael G. Bator	Director	March 5, 2020
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2019.

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

March 5, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CytoSorbents Corporation:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Adoption of New Accounting Standard

As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

Substantial Doubt Regarding Going Concern

As disclosed in Note 1 to the consolidated financial statements, the Company sustained net losses for the years ended December 31, 2019, 2018 and 2017 of approximately $19.3 million, $17.2 million and $8.5 million, respectively. Further, the Company believes it will have to raise additional capital to fund its planned operations for the twelve month period through March 2021. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

East Brunswick, New Jersey

March 5, 2020

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$12,232,418	$22,368,837
Grants and accounts receivable, net of allowance for doubtful accounts of $145,313 and $83,726 at December 31, 2019 and 2018, respectively	4,467,087	3,943,119
Inventories	2,113,897	833,133
Prepaid expenses and other current assets	2,088,127	1,118,998

Total current assets	20,901,529	28,264,087

Property and equipment – net	1,925,325	1,729,860
Right of use asset	1,070,762	1,449,437
Other assets	3,484,894	2,753,379

Total Assets	$27,382,510	$34,196,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,039,222	$1,485,812
Accrued expenses and other current liabilities	5,802,296	4,385,720
Current maturities of long-term debt	1,666,666	666,667
Lease liability – current portion	428,083	378,675

Total current liabilities	9,936,267	6,916,874

Lease liability, net of current portion	642,679	1,070,762
Long-term debt, net of current maturities and debt issuance costs	13,385,522	9,274,527

Total liabilities	23,964,468	17,262,163

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 32,616,107 and 31,774,139 shares issued and outstanding at December 31, 2019 and 2018, respectively	32,616	31,774
Additional paid-in capital	191,648,907	186,138,466
Accumulated other comprehensive income	525,978	288,175
Accumulated deficit	(188,789,459)	(169,523,815)
Total stockholders’ equity	3,418,042	16,934,600
Total Liabilities and Stockholders' Equity	$27,382,510	$34,196,763

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Revenue:
CytoSorb sales	$22,545,754	$20,143,354	$13,254,953
Other sales	220,100	109,029	126,900
Total product sales	22,765,854	20,252,383	13,381,853
Grant income	2,183,619	2,251,525	1,768,901
Total revenue	24,949,473	22,503,908	15,150,754
Cost of revenue	7,363,919	7,489,400	5,518,360
Gross profit	17,585,554	15,014,508	9,632,394

Operating expenses:
Research and development	12,091,797	7,723,028	3,221,233
Legal, financial and other consulting	2,462,151	2,002,032	1,339,493
Selling, general and administrative	22,005,670	20,874,376	14,914,266
Total operating expenses	36,559,618	30,599,436	19,474,992

Loss from operations	(18,974,064)	(15,584,928)	(9,842,598)

Other income (expense):
Interest expense, net	(1,033,661)	(1,461,045)	(749,076)
Gain/(loss) on foreign currency transactions	(350,365)	(784,752)	1,454,136
Total other income (expense), net	(1,384,026)	(2,245,797)	705,060

Loss before benefit from income taxes	(20,358,090)	(17,830,725)	(9,137,538)
Benefit from income taxes	1,092,446	619,546	676,739
Net loss	(19,265,644)	(17,211,179)	(8,460,799)

Dividend, warrant exercise price adjustment	—	—	(335,731)

Net loss attributable to common shareholders	$(19,265,644)	$(17,211,179)	$(8,796,530)

Basic and diluted net loss per common share	$(0.60)	$(0.56)	$(0.32)

Weighted average number of shares of common stock outstanding	32,255,253	30,719,176	27,613,911
Comprehensive loss:
Net loss	$(19,265,644)	$(17,211,179)	$(8,460,799)

Other comprehensive income (loss):
Currency translation adjustment	237,803	649,160	(1,259,669)

Comprehensive loss	$(19,027,841)	$(16,562,019)	$(9,720,468)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

				Accumulated
				Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Par value	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2016	25,483,966	$25,484	$143,929,397	$898,684	$(143,516,106)	$1,337,459
Stock based compensation - employees, consultants and directors	—	—	3,313,603	—	—	3,313,603
Issuance of common stock - offerings, net of fees incurred	3,105,555	3,106	13,676,624	—	—	13,679,730
Issuance of restricted stock options	41,390	41	207,567	—	—	207,608
Proceeds from exercise of warrants	192,001	192	852,812	—	—	853,004
Cashless exercise of warrants	1,516	2	(2)	—	—	—
Proceeds from exercise of stock options	145,848	146	591,753	—	—	591,899
Cashless exercise of stock options	3,403	3	(3)	—	—	—
Dividend, warrant exercise price adjustment	—	—	335,731	—	(335,731)	—
Other comprehensive income, foreign translation adjustment	—	—	—	(1,259,669)	—	(1,259,669)
Net loss	—	—	—	—	(8,460,799)	(8,460,799)
Balance at December 31, 2017	28,973,679	28,974	162,907,482	(360,985)	(152,312,636)	10,262,835
Stock based compensation - employees, consultants and directors	—	—	4,437,250	—	—	4,437,250
Issuance of common stock - offerings, net of fees incurred	1,515,260	1,515	14,125,010	—	—	14,126,525
Issuance of restricted stock options	62,406	62	545,631	—	—	545,693
Proceeds from exercise of warrants	313,802	314	1,280,142	—	—	1,280,456
Cashless exercise of warrants	89,556	89	(89)	—	—	—
Proceeds from exercise of stock options	683,673	684	2,206,176	—	—	2,206,860
Cashless exercise of stock options	66,972	67	(67)	—	—	—
Success fee – Bridge Bank	68,791	69	636,931	—	—	637,000
Other comprehensive income, foreign translation adjustment	—	—	—	649,160	—	649,160)
Net loss	—	—	—	—	(17,211,179)	(17,211,179)
Balance at December 31, 2018	31,774,139	31,774	186,138,466	288,175	(169,523,815)	16,934,600
Stock based compensation - employees, consultants and directors	—	—	1,666,024	—	—	1,666,024
Issuance of common stock - offerings, net of fees incurred	191,244	192	673,461	—	—	673,653
Issuance of restricted stock options	84,249	84	663,284	—	—	663,368
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Proceeds from exercise of stock options	173,734	174	739,573	—	—	739,747
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Other comprehensive income, foreign translation adjustment	—	—	—	237,803	—	237,803
Net loss	—	—	—	—	(19,265,644)	(19, 265,644)
Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(19,265,644)	$(17,211,179)	$(8,460,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense	–	637,000	–
Non-cash compensation	1,173,743	947,910	691,480
Depreciation and amortization	581,532	390,551	218,271
Bad debt expense	72,429	14,762	904
Foreign currency transaction (gains) losses	350,365	784,752	(1,454,136)
Stock-based compensation	1,666,024	4,437,250	3,313,603
Amortization of loan acquisition costs	115,206	97,041	82,054
Changes in operating assets and liabilities:
Grants and accounts receivable	(642,171)	(1,847,848)	(649,318)
Inventories	(1,284,848)	(56,751)	57,320
Prepaid expenses and other current assets	(953,888)	(731,672)	(76,981)
Other assets	4,030	(6,345)	(15,000)
Accounts payable and accrued expenses	1,424,440	1,704,845	(168,103)
Net cash used by operating activities	(16,758,782)	(10,839,684)	(6,460,705)
Cash flows from investing activities:
Purchases of property and equipment	(698,165)	(671,970)	(990,673)
Patent costs	(821,952)	(848,294)	(687,446)
Net cash used by investing activities	(1,520,117)	(1,520,264)	(1,678,119)
Cash flows from financing activities:
Proceeds from long-term debt	5,000,000	666,667	5,000,000
Repayment of long-term debt	–	(666,667)	–
Payment of loan acquisition costs	(4,212)	(147,988)	(1,560)
Equity contributions - net of fees incurred	673,653	14,126,525	13,679,730
Proceeds from exercise of stock options	739,747	2,206,860	591,899
Proceeds from exercise of warrants	1,768,491	1,280,456	853,004
Net cash provided by financing activities	8,177,679	17,465,853	20,123,073
Effect of exchange rates on cash	(35,199)	(58,930)	92,435
Net change in cash and cash equivalents	(10,136,419)	5,046,975	12,076,684
Cash and cash equivalents at beginning of year	22,368,837	17,321,862	5,245,178
Cash and cash equivalents at end of year	$12,232,418	$22,368,837	$17,321,862

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,059,541	$891,386	$634,608
Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$425,639	$545,693	$207,608
Dividend, warrant exercise price adjustment	$–	$–	$335,731

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

As of December 31, 2019, the Company had an accumulated deficit of $188,789,459, which included net losses of $19,265,644 for the year ended December 31, 2019, $17,211,179 for the year ended December 31, 2018 and $8,460,799 for the year ended December 31, 2017. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology and selling, general and administrative expenses. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE Mark previously received for the Company’s CytoSorb product and for potential label extensions of the Company’s current CE Mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE Mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

CytoSorb was approved in the European Union (“EU”) in March 2011, and is currently being distributed in fifty-eight countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. In January 2020, the Company received a label extension for CytoSorb covering the use of the device for the removal the anti-platelet agent, ticagrelor, in cardiac patients during surgery requiring cardiopulmonary bypass. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(350,000), $(785,000) and $1,454,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholder’s equity.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2019 and 2018, the Company’s inventory was comprised of finished goods, which amounted to $305,452 and $213,839, respectively, work in process which amounted to $1,523,923 and $415,265, respectively and raw materials which amounted to $284,522 and $204,029, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $314,000, $212,000 and $162,000 in 2019, 2018 and 2017, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the previously completed reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. See Note 9 for the impact of the tax rate change on deferred tax assets and liabilities.

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2019 or 2018. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards and Research and Development credits to an industrial company.

CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o. and CytoSorbents UK Limited files an annual corporate tax return, a VAT return and a trade tax return in Germany, Switzerland, Poland and the United Kingdom, respectively.

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

As of December 31, 2019, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivables. As of December 31, 2018, two distributors/strategic partners accounted for 29 percent of the outstanding grants and accounts receivables. For the years ended December 31, 2019, 2018 and 2017, no agency, distributor/strategic partners or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other debt obligations approximate their fair values due to their short-term nature.

Net Loss per Common Share

Basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding warrants, stock options and restricted shares. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 12).

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

The Company also follows the guidance of accounting standards for accounting for equity instruments that are issued to non-employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants.

Effects of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 outlines reporting requirements for lessees to recognize a right-of-use asset and corresponding liability on the balance sheet for all leases covering a period of greater than 12 months. The liability is to be measured as the present value of the future minimum lease payments, plus any initial direct costs. The minimum payments are discounted using the rate implicit in the lease, or, if not known, the lessee’s incremental borrowing rate. The updated guidance is effective for public entities for fiscal years beginning after December 31, 2018. The Company adopted the updated guidance effective January 1, 2019.  See Note 8 for details regarding the Company’s leases.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $476,000, $424,000 and $257,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2019:

		Distributors/	United States
	Direct	Strategic Partners	Government Agencies	Total
Product sales:
United States	$220,100	$–	$–	$220,100
Germany	14,396,418	–	–	14,396,418
All other countries	3,147,529	5,001,807	–	8,149,336
Total product revenue	17,764,047	5,001,807	–	22,765,854
Grant and other income:
United States	–	–	2,183,619	2,183,619

Total revenue	$17,764,047	$5,001,807	$2,183,619	$24,949,473

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2018:

		Distributors/	United States
	Direct	Strategic Partners	Government Agencies	Total
Product sales:
United States	$95,500	$–	$–	$95,500
Germany	11,771,645	–	–	11,771,645
All other countries	2,702,689	5,682,549	–	8,385,238
Total product revenue	14,569,834	5,682,549	–	20,252,383
Grant and other income:
United States	–	–	2,251,525	2,251,525

Total revenue	$14,569,834	$5,682,549	$2,251,525	$22,503,908

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2017:

		Distributors/	United States
	Direct	Strategic Partners	Government Agencies	Total
Product sales:
United States	$126,900	$–	$–	$126,900
Germany	7,906,851	–	–	7,906,851
All other countries	1,771,144	3,576,958	–	5,348,102
Total product revenue	9,804,895	3,576,958	–	13,381,853
Grant and other income:
United States	–	–	1,768,901	1,768,901

Total revenue	$9,804,895	$3,576,958	$1,768,901	$15,150,754

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. All sales of the device are outside the United States, as CytoSorb is not yet approved in the United States. Direct sales are fulfilled from the Company’s office in Berlin, Germany. Direct sales relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

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

Government Grants

The Company has been the recipient of various grant contracts from various agencies of the United States government, primarily the Department of Defense, to perform various research and development activities. These contacts fall into one of the following categories:

1.	Fixed price – the Company invoices the contract amount in equal installments over the term of the contract without regard to the timing of the costs incurred related to this contract.
2.	Cost reimbursement – the Company submits monthly invoices during the term of the contract for the amount of direct costs incurred during that month plus an agreed percentage that relates to allowable overhead and general and administrative expenses. Cumulative amounts invoiced may not exceed the maximum amount of funding stipulated in the contract.
3.	Cost plus – this type of contract is similar to a cost reimbursement contract but this type also allows for the Company to additionally invoice for a fee amount that is included in the contract.
4.	Performance based – the Company submits invoices only upon the achievement of the milestones listed in the contract. The amount to be invoiced for each milestone is documented in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2019	December 31, 2018
Receivables, which are included in grants and accounts receivable	$2,246,821	$2,399,662
Contract liabilities, which are included in accrued accrued expenses and other current liabilities	$171,842	$42,219

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the years ended December 31, 2019 and December 31, 2018.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2019	2018	Period
Furniture and fixtures	$795,167	$621,702	7 years
Equipment and computers	3,861,912	3,340,282	3 to 7 years
Leasehold improvements	927,894	942,228	Lesser of term of lease or estimated useful life
	5,584,973	4,904,212
Less accumulated depreciation and amortization	3,659,648	3,174,352
Property and Equipment, Net	$1,925,325	$1,729,860

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $495,728, $329,469 and $177,776 respectively.

5. OTHER ASSETS:

Other assets consist of the following:

December 31,	2019	2018
Patents	$3,751,468	$2,929,517
Less accumulated amortization	(390,056)	(304,252)
Patents, net	3,361,412	2,625,265
Security deposits	123,482	128,114
Total	$3,484,894	$2,753,379

Amortization expense amounted to $85,804, $61,082 and $40,495 for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization expense for the next five years will be approximately $94,300 for the year ended December 31, 2020; approximately $92,200 for the year ended December 31, 2021; approximately $88,900 for the year ended December 31, 2022; approximately $85,600 for the year ended December 31, 2023; and approximately $85,600 for the year ended December 31, 2024.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

December 31,	2019	2018
Accrued salaries and commissions	$1,926,167	$1,840,457
Clinical studies	1,384,564	822,085
Accrued accounts payable	629,186	479,783
Accrued royalties	525,004	433,589
Sales, payroll and income taxes payable	402,816	182,753
Professional fees	394,088	280,381
Travel and entertainment	214,436	187,047
Customer rebates	157,656	-
Interest	108,629	76,726
Board of Director fees	59,750	31,350
Congresses	-	51,549
	$5,802,296	$4,385,720

7. LONG-TERM DEBT

 On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 8.41% at December 31, 2019.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050 and $4,212 related to the First Amendment. As of the Settlement Date, the total unamortized loan costs related to the Term Loans amounted to $90,925. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the years ended December 31, 2019, 2018 and 2017, the Company recorded interest expense amounting to $33,175, $31,946, and $29,971, respectively related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after Term B Loan was made, the Company is required to make monthly payments of interest-only through April 2020. The interest-only period will be further extended through November 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Amended and Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Commencing on May 1, 2020, if the Company does not comply with financial covenant revenue test, the Company shall make equal monthly payments of principal of $625,000, together with accrued and unpaid interest. Commencing on November 1, 2020, if the Company complies with the financial covenant revenue test, the Company shall make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the years ended December 31, 2019, 2018 and 2017, the Company recorded interest expense of $82,031, $65,104 and 52,083, respectively, related to the final fee. The Term Loans are evidenced by a secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following at December 31, 2019 and 2018 as follows:

	December 31,
	2019	2018
Principal amount	$15,000,000	$10,000,000
Less unamortized debt acquisition costs	(76,718)	(105,681)
Plus accrued final fee	128,906	46,875
Subtotal	15,052,188	9,941,194
Less current maturities	1,666,666	666,667
Long-term debt net of current maturities	$13,385,522	$9,274,527

Principal payments of long-term debt are due as follows at December 31, 2019:

2020	$1,666,666
2021	10,000,000
2022	3,333,334
Total	$15,000,000

8. LEASES:

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

In Germany, the Company leases its operating facility under two operating lease agreements. These leases require combined base rent payments amounting to approximately $9,000 per month. The initial lease term of both leases ends August 31, 2021. In addition, the Company is obligated to monthly operating expenses of approximately $2,900 per month. Both leases have a five year option to renew that would extend the lease term to August 31, 2026. There are no provisions in the leases to increase the base rent during the renewal period. There were no lease incentives and no initial direct costs were incurred related to these leases.

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

	Year Ended December 31,
	2019	2018
Right-of-use asset	$1,070,762	$1,449,437

Total lease liability	$1,070,762	$1,449,437
Less current portion	(428,083)	(378,675)
Lease liability, net of current portion	$642,679	$1,070,762

The maturities of the lease liabilities are as follows as of December 31, 2019:

2020	$428,083
2021	233,683
2022	73,609
2023	80,642
2024	88,347
Thereafter	166,398
Total	$1,070,762

For the years ended December 31, 2019, 2018 and 2017, operating cash flows paid in connection with operating leases amounted to approximately $906,000, $805,000 and $676,000, respectively.

As of December 31, 2019 and 2018, the weighted average remaining lease term was 4.0 years and 4.5 years, respectively.

9. INCOME TAXES:

The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company's consolidated loss before income taxes for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(11,291,799)	$(14,105,664)	$(6,071,009)
Foreign	(8,436,291)	(3,725,061)	(3,066,529)
Total	$(20,358,090)	$(17,830,725)	$(9,137,538)

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
State Tax, including sale of New Jersey losses & credits	$1,092,446	$619,546	$676,739
Foreign tax provision	—	—	—
	$1,092,446	$619,546	$676,739

As of December 31, 2019, the Company had federal net operating loss ("NOL") carry forwards of approximately $61.4 million, state NOL carry forwards of approximately $10.0 million, and foreign NOL carry forwards of approximately $24.1 million, which may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.4 million, if not utilized, will expire between 2021 and 2037. The federal net operating loss carryforwards of $20.0 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $10.0 million, if not utilized, will begin to expire in 2039. As of December 31, 2019, the Company had Federal and state research and development tax credit carryforwards of approximately $1,720,000 and $142,000, respectively, available to reduce future tax liabilities, which will begin to expire at various dates starting in 2022.

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

Beginning January 1, 2018, the Company’s U.S. income, if any, is taxed at a 21 percent federal corporate rate. Further, the Company is required to recognize the effect of this rate change on our deferred tax assets and liabilities, and deferred tax asset valuation allowances in the period the tax rate change is enacted. The Company does not expect any material non-cash impact from this rate change, with adjustments to deferred tax balances offset by adjustments to deferred tax valuation allowances.

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

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act, enacted on December 22, 2017, require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of this provision in the period that is subject to such tax. The Company concluded it was not subject to GILTI in 2019 and as such there was no impact from GILTI included in its 2019 provision. The Company does not expect to be subject to GILTI.  However, in accordance with FASB guidance, the Company’s policy will be to recognize GILTI in the period it arises and it will not recognize a deferred charge with regard to GILTI.

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

The Company expects to receive a net cash amount of $1,092,446 from the approved sale of the 2018 state NOL and research and development credits in the first quarter of 2020.

The principal components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018	2017
Current and long term deferred tax assets:
Net operating loss carry forward	$20,843,902	$16,722,801	$12,517,356
Stock options	329,726	349,810	479,033
Research and development credit carryforward	1,720,558	1,210,153	1,096,308
Accruals and others	56,461	(27,098)	74,477
Lease liability	300,991	—	—
Gross deferred tax assets	23,251,638	18,255,666	14,167,174
Less valuation allowance	(22,857,741)	(18,233,810)	(14,147,354)
	393,897	21,856	19,820
Deferred tax liability:
Fixed Assets	(393,987)	(21,856)	(19,820)
Net deferred tax assets	$—	$—	$—

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

The increases (decreases) in valuation allowance for the years ended December 31, 2019, 2018 and 2017 were $4,623,930, $4,806,456 and $(3,004,712) respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	(4.4)	(2.2)	(2.6)
Foreign rate differential	3.7	1.9	(1.4)
Permanent items	(2.0)	(2.9)	(5.1)
Rate change and true-up	8.0	7.6	(62.7)
Change in valuation allowance	(22.7)	(22.9)	44.3)
R&D credit	1.8	0.7	0.8
Effective income tax rate	5.4%	3.2%	7.3%

10. COMMITMENTS AND CONTINGENCIES:

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, President and Chief Executive Officer, Vincent Capponi, Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. On May 30, 2017, CytoSorbents Corporation announced the appointment of Dr. Eric R. Mortensen as the Company’s Chief Medical Officer, pursuant to the terms of an employment agreement dated May 23, 2017. Dr. Mortensen’s employment agreement provides for an initial term commencing on June 1, 2017 and ending on December 31, 2019. Dr. Mortensen’s contract has not been renewed.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the years ended December 31, 2019, 2018 and 2017, the Company recorded royalty expenses of approximately $675,000, $600,000 and $393,000 respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

License Agreements

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the years ended December 31, 2019, 2018 and 2017 per the terms of the license agreement, the Company recorded licensing expenses of approximately $1,125,000, $1,002,000 and $655,000 respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

11. STOCKHOLDERS' EQUITY:

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

Pursuant to the Sales Agreement, the Company offered and sold, from time to time through Cantor, shares of the Company’s common stock. In the aggregate, the Company sold 2,094,140 shares pursuant to the Sales Agreement, at an average selling price of $8.72 per share, generating net proceeds of approximately $17,718,000 from November 4, 2015 through December 31, 2018. There were no sales during the year ended December 31, 2019.

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

Subject to the terms of the New Sale Agreement, the Agents will use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the New Sale Agreement and (b) the termination of the New Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the New Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000. During the period from January 1, 2020 through March 2, 2020, the Company sold 2,435,086 shares pursuant to the New Sale Agreement, at an average selling price of $5.64 per share, generating net proceeds of approximately $13,322,000. In the aggregate, the Company has sold 2,626,330 shares pursuant to the New Sale Agreement, at an average selling price of $5.53 per share, generating net proceeds of approximately $14,083,000.

Stock Option Plans

As of December 31, 2019, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 13,400,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2019, there were outstanding options to purchase approximately 6,100,000 and 743,000 shares of common stock reserved under the 2014 Plan and the 2006 Plan, respectively.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2019, 2018 and 2017 amounted to approximately $ 1,666,000, $4,437,000 and $3,314,000, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations.

The summary of the stock option activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2017	2,762,177	$4.69	6.0
Granted	1,204,950	$5.46	9.2
Forfeited	(165,720)	$5.50	-
Expired	(34,020)	$34.61	-
Exercised	(188,849)	$4.40	-
Outstanding, December 31, 2017	3,578,538	$4.64	6.3
Granted	1,481,675	$8.01	9.2
Forfeited	(544,671)	$7.49	-
Expired	(800)	$2.88	-
Exercised	(856,280)	$3.65	-
Outstanding, December 31, 2018	3,658,462	$5.82	7.0
Granted	1,557,300	$7.19	9.5
Forfeited	(747,671)	$7.39	-
Expired	(16,320)	$4.16	-
Exercised	(233,582)	$4.09	-
Outstanding, December 31, 2019	4,218,189	$6.16	7.0

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $3.84 to $8.25 per share in 2019) and expected life of the stock option (10 years in 2019), the current price of the underlying stock and its expected volatility (ranging from 61.9 to 74.3 percent in 2019), expected dividends (-0- percent) on the stock and the risk free interest rate (1.40 to 2.61 percent) for the term of the stock option. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2019 of $3.85 and the exercise price of the shares.

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2019	Price	Value
3,034,399	$5.74	$212,313

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2019	Price	Life (Years)	Value
$2.23 - $14.80	4,218,189	$6. 16	7.0	$212,353

The summary of the status of the Company’s non-vested options for the year ended December 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2019	1,251,617	$4.56
Granted	1,557,300	4.51
Forfeited	(716,855)	4.67
Vested	(908,272)	4.47
Non-vested, December 31, 2019	1,183,790	$4.49

As of December 31, 2019, the Company had approximately $3,098,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over four years.

In 2020, the Board of Directors intends to grant a pool of options to purchase shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2020 operations. Since these options relate exclusively to the achievement of 2020 milestones, no charge for these options has been recorded in the consolidated statements of operations for the year ended December 31, 2019. The Company will assess the likelihood of meeting these milestones throughout 2020 and will record stock option expense as appropriate.

Awards of Stock Options:

On July 22, 2019, the Board of Directors granted options to purchase 926,800 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2019 operations. The grant date fair value of these unvested options amounted to approximately $4,294,000. On 2020, Board of Directors determined that the Company has met of these milestones, and accordingly we have recorded approximately of stock option expense related to these options for the year ended December 31, 2019.

On March 15, 2018, the Board of Directors granted options to purchase 531,900 shares of common stock to the Company’s management. On April 23, 2018, the Board of Directors granted options to purchase 668,550 shares of common stock to the Company’s employees. These grants, which total 1,200,450 shares of common stock, will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. The grant date fair value of these unvested options amounted to approximately $5,636,000. On February 19, 2019, based upon the finalization of its review of the Company’s progress to meeting the predetermined milestones for 2018, the Board of Directors determined that 726,920 of these options would immediately vest. Accordingly, a charge of approximately $3,381,000 related to these options has been recorded in the consolidated statements of operations for the year ended December 31, 2018.

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

The following table is a summary of these restricted stock units:

	Board of Directors	Executive Management	Other Employees	Total	Intrinsic Value
December 31, 2017	264,000	675,300	815,700	1,755,000
Granted 2018	13,200	49,200	256,350	318,750
Forfeited 2018	-		(69,750)	(69,750)
December 31, 2018	277,200	724,500	1,002,300	2,004,000	$16,192,320
Granted 2019	-	-	264,500	264,500
Forfeited 2019	-	(120,000)	(61,750)	(181,750)
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

Performance Based Stock Awards:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2016, on February 24, 2017, the Board of Directors granted 125,000 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $700,000 on the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a charge of approximately $150,000, $329,000, and $201,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a charge of approximately $363,000, $319,000, and $383,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2019, the Company recorded a charge of approximately $39,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2019, the Company recorded a charge of approximately $621,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended December 31, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2019	139,138	$7.18
Granted	202,520	$7.41
Forfeited	(15,882)	$7.62
Vested	(157,904)	$7.07
Non-vested, December 31, 2019	167,872	$7.52

Warrants:

        As of December 31, 2019, the Company has warrants outstanding to purchase 30,000 shares of the Company’s common stock. These warrants had an exercise price of $9.90 and expired on January 14, 2020. During the year ended December 31, 2019, warrants representing 369,387 shares of the Company’s common stock were exercised.

12. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 have been computed by dividing the net loss attributable to common shareholders for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options and restricted stock awards representing approximately 6,503,000, 6,232,000, and 6,326,000 incremental shares at December 31, 2019, 2018 and 2017, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

13. RETIREMENT PLAN

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations. In addition, the Company provides for a matching contribution of twenty percent of the participants’ contribution on a maximum of a five percent compensation contribution. Matching contributions amounted to approximately $43,800, $43,600 and $41,700 for the years ended December 31, 2019, 2018 and 2017, respectively.

14. SUBSEQUENT EVENT

During the period from January 1, 2020 through March 2, 2020, the Company sold 2,435,086 shares pursuant to the Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc., at an average selling price of $5.64 per share, generating net proceeds of approximately $13,322,000 (see Note 11).

15. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly data for 2019, 2018 and 2017 are as follows:

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2019:
Total revenue	$5,191,629	6,232,526	6,095,007	7,430,311
Gross margin	3,453,040	4,398,160	4,398,733	5,335,621
Loss from operations	(4,285,193)	(3,629,997)	(5,627,546)	(5,431,328)
Net loss attributable to common stockholders	(4,883,827)	(3,547,405)	(6,885,061)	(3,949,351)
Net loss per share, basic and diluted	(0.15)	(0.11)	(0.21)	(0.13)

2018:
Total revenue	$4,924,651	5,755,438	5,742,975	6,080,844
Gross margin	3,357,006	3,969,584	3,690,278	3,997,640
Loss from operations	(3,101,167)	(4,187,875)	(2,710,620)	(5,585,266)
Net loss attributable to common stockholders	(2,982,035)	(5,821,202)	(3,004,764)	(5,403,178)
Net loss per share, basic and diluted	(0.10)	(0.19)	(0.10)	(0.17)

2017:
Total revenue	$3,113,518	3,566,226	3,824,299	4,646,711
Gross margin	1,859,035	2,084,216	2,307,435	3,381,708
Loss from operations	(1,557,478)	(2,330,908)	(2,149,045)	(3,805,167)
Net loss attributable to common stockholders	(1,524,873)	(2,070,359)	(2,054,279)	(3,147,019)
Net loss per share, basic and diluted	(0.06)	(0.07)	(0.07)	(0.12)