Form 10-Q
period 2020-03-31
Cytosorbents Corp
filed 2020-05-05
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒No

As of May 1, 2020, there were 36,231,035 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$26,389,021	$12,232,418
Grants and accounts receivable, net of allowance for doubtful accounts of $149,841 at March 31, 2020 and $145,313 at December 31, 2019	5,395,510	4,467,087
Inventories	1,967,174	2,113,897
Prepaid expenses and other current assets	3,777,526	2,088,127
Total current assets	37,529,231	20,901,529

Property and equipment, net	1,993,911	1,925,325
Right of use asset	970,182	1,070,762
Other assets	3,733,172	3,484,894
Total Assets	$44,226,496	$27,382,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,770,440	$2,039,222
Current maturities of long-term debt	4,166,667	1,666,666
Lease liability – current portion	442,865	428,083
Accrued expenses and other current liabilities	5,084,308	5,802,296
Total current liabilities	11,464,280	9,936,267
Long-term debt, net of current maturities and debt issuance costs	10,921,389	13,385,522
Lease liability, net of current portion	527,317	642,679
Total Liabilities	22,912,986	23,964,468

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 36,130,355 and 32,616,107 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	36,130	32,616
Additional paid-in capital	212,383,812	191,648,907
Accumulated other comprehensive income	1,135,806	525,978
Accumulated deficit	(192,242,238)	(188,789,459)
Total Stockholders' Equity	21,313,510	3,418,042
Total Liabilities and Stockholders' Equity	$44,226,496	$27,382,510

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$8,155,969	$4,509,779
Other sales	—	66,800
Total product sales	8,155,969	4,576,579
Grant income	551,341	615,050
Total revenue	8,707,310	5,191,629
Cost of revenue	2,384,842	1,738,589
Gross margin	6,322,468	3,453,040
Other expenses:
Research and development	1,965,286	2,418,633
Legal, financial and other consulting	519,002	561,516
Selling, general and administrative	6,316,934	4,758,084
Total expenses	8,801,222	7,738,233
Loss from operations	(2,478,754)	(4,285,193)
Other expense:
Interest expense, net	(305,537)	(205,179)
Loss on foreign currency transactions	(668,488)	(393,455)
Total other expense, net	(974,025)	(598,634)

Loss before benefit from income taxes	(3,452,779)	(4,883,827)

Benefit from income taxes	—	—
Net loss attributable to common shareholders	$(3,452,779)	$(4,883,827)

Basic and diluted net loss per common share	$(0.10)	$(0.15)
Weighted average number of shares of common stock outstanding	33,981,262	31,931,215

Net loss	$(3,452,779)	$(4,883,827)
Other comprehensive income (loss):
Currency translation adjustment	609,828	306,287
Comprehensive loss	$(2,842,951)	$(4,577,540)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2020 and 2019 (Unaudited):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042
Stock-based compensation - employees, consultants and directors	—	—	729,429	—	—	729,429
Other comprehensive income: foreign translation adjustment	—	—	—	609,828	—	609,828
Proceeds from exercise of stock options	38,277	38	138,392	—	—	138,430
Issuance of restricted stock units	54,734	55	328,884	—	—	328,939
Issuance of common stock, net of fees incurred	3,421,237	3,421	19,538,200	—	—	19,541,621
Net loss	—	—	—	—	(3,452,779)	(3,452,779)
Balance at March 31, 2020	36,130,355	$36,130	$212,383,812	$1,135,806	$(192,242,238)	$21,313,510

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600
Stock-based compensation - employees, consultants and directors	—	—	227,658	—	—	227,658
Other comprehensive income: foreign translation adjustment	—	—	—	306,287	—	306,287
Proceeds from exercise of stock options	46,734	47	236,023	—	—	236,070
Cashless exercise of stock options	967	—	—	—	—	—
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Issuance of restricted stock units	51,817	52	425,587	—	—	425,639
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Net loss	—	—	—	—	(4,883,827)	(4,883,827)
Balance at March 31, 2019	32,243,044	$32,243	$188,795,855	$594,462	$(174,407,642)	$15,014,918

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,452,779)	$(4,883,827)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation	477,732	261,747
Depreciation and amortization	181,368	138,175
Amortization of debt costs	35,868	23,754
Bad debt	7,862	14,193
Stock-based compensation	729,429	227,658
Foreign currency transaction loss	668,488	393,455
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,023,329)	611,668
Inventories	134,270	(395,683)
Prepaid expenses and other current assets	87,107	435,423
Accounts payable and accrued expenses	(1,055,356)	(1,064,124)
Net cash used by operating activities	(3,209,340)	(4,237,561)

Cash flows from investing activities:
Purchases of property and equipment	(235,551)	(292,458)
Payments for patent costs	(273,011)	(181,769)
Net cash used by investing activities	(508,562)	(474,227)

Cash flows from financing activities:
Equity contributions – net of fees incurred	17,743,226	—
Proceeds from exercise of stock options	138,430	236,070
Proceeds from exercise of warrants	—	1,768,491
Net cash provided by financing activities	17,881,656	2,004,561
Effect of exchange rates on cash	(7,151)	(14,236)
Net change in cash and cash equivalents	14,156,603	(2,721,463)

Cash and cash equivalents - beginning of period	12,232,418	22,368,837
Cash and cash equivalents - end of period	$26,389,021	$19,647,374
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$318,879	$227,681

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$328,939	425,639
Equity contribution proceeds in transit	$1,798,395	$—

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2020

1.	BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company had an accumulated deficit of $192,242,238, which included net losses of $3,452,779 for the three months ended March 31, 2020 and $4,883,827 for the three months ended March 31, 2019. The Company’s losses have resulted principally from costs incurred in the research and development of the Company’s polymer technology, selling, general and administrative expenses and clinical study activities. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other selling, general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing the development of its technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark previously received for the Company’s CytoSorb product and for potential label extensions of the current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s product development efforts will be successful, that the Company’s current CE mark will enable it to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of the Company’s products will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

In April 2020, the Company announced that the United States Food and Drug Administration (the “FDA”) granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19. Under the EUA, the Company can make CytoSorb available, through commercial sales, to all hospitals in the United States for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit (ICU) with confirmed or imminent respiratory failure who have early acute lung injury or acute respiratory distress syndrome (ARDS), severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

In April 2020, we announced that the FDA has granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, FDA will work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the Agency’s mission to protect and promote public health.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the Euro is the functional currency, are included in operations. Foreign currency transaction loss included in net loss amounted to approximately $(668,000) and $(393,000) for the three months ended March 31, 2020 and 2019, respectively. The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $150,000 and $145,000 at March 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At March 31, 2020 and December 31, 2019, the Company’s inventory was comprised of finished goods, which amounted to $353,437 and $305,452, respectively; work in process which amounted to $1,394,156 and $1,523,923, respectively; and raw materials, which amounted to $219,581 and $284,522, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.  Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Grant Income: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs; other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $31,500 and $51,800 for the three months ended March 31, 2020 and 2019, respectively, and are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2020 or December 31, 2019. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of March 31, 2020, one distributor accounted for approximately 10% of outstanding grants and accounts receivable. As of December 31, 2019, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivables. For the three months ended March 31, 2020 and 2019, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, grants and accounts receivable, accounts payable, notes payable, and other debt obligations approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding warrants, stock options and restricted shares. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 8).

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $133,000 and $146,500, respectively, for the three months ended March 31, 2020 and 2019.

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

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019 the Company entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25,000,000 through the Agents, as the Company’s sales agents. All shares of the Company’s common stock offered and sold,or to be offered and sold under the New Sale Agreement were or will be issued and sold pursuant to the Company’s 2018 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

On April 20, 2020, the Company and the Agents entered into an amendment to the Sale Agreement (the “Amendment”) to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of April 20, 2020, the Company may offer and sell Shares having an additional aggregate offering price of up to $25 million under the Sale Agreement, as amended by the Amendment (the “Amended Sale Agreement”).

Subject to the terms of the Amended Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the New Sale Agreement and (b) the termination of the New Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the New Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000. During the three months ended March 31, 2020, the Company sold 3,421,237 shares pursuant to the New Sale Agreement, at an average selling price of $5.89 per share, generating net proceeds of approximately $19,542,000. As of March 31, 2020, approximately $1,798,000 of these proceeds were in transit. These proceeds were received in early April 2020. During the period from April 1, 2020 through April 2, 2020, the Company sold 15,279 shares pursuant to the New Sale Agreement, at an average selling price of $8.02 per share, generating net proceeds of approximately $119,000. In the aggregate, the Company has sold 3,627,760 shares pursuant to the New Sale Agreement, at an average selling price of $5.80 per share, generating net proceeds of approximately $20,422,000.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2020 and 2019 amounted to approximately $729,000 and $228,000, respectively. These amounts are included in the statement of operations under general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2019	4,218,189	$6.16	7.0
Granted	1,446,325	$6.03	9.7
Forfeited	(2,967)	$5.52	—
Expired	(204,405)	$5.76	—
Exercised	(38,277)	$3.62	—
Outstanding, March 31, 2020	5,418,865	$6.16	7.7

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.68 to $6.57 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (69.8 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 0.45 to 0.94 percent) for the expected term of the stock option.

The intrinsic value is calculated at the difference between the market value as of March 31, 2020 of $7.73 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2020	Price	Life (Years)	Value
$2.23 - $14.50	5,418,865	$ 6.16	772	$8,977,748

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2020	Price	Value
3,258,410	$5.90	$6,253,699

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2019	1,183,790	$4.49
Granted	1,446,325	$3.69
Forfeited	(3,025)	$3.35
Vested	(466,635)	$4.14
Non-vested, March 31, 2020	2,160,455	$4.03

As of March 31, 2020, the Company had approximately $3,300,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 35 months.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988
Granted	—	—	158,700	158,700
Forfeited	—	—	(3,500)	(3,500)
March 31, 2020	277,200	604,500	1,360,250	2,241,950	$17,330,274

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations for the three months ended March 31, 2020 and 2019.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2020 and 2019, the Company recorded a charge of approximately $0 and $107,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2020 and 2019, the Company recorded a charge of approximately $9,000 and $5,000 respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2019. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2020 and 2019, the Company recorded a charge of approximately $103,000 and $0, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2020. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2020 and 2019, the Company recorded a charge of approximately $366,000 and $0 respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2020	167,872	$7.52
Granted	168,100	$6.03
Vested	(105,968)	$6.90
Non-vested, March 31, 2020	230,004	$6.71

Warrants:

As of March 31, 2020, the Company had no warrants outstanding. On December 31, 2019, the Company had warrants outstanding to purchase of 30,000 shares of the Company’s common stock at an exercise price of $9.90. However, these warrants expired January 14, 2020.

4.	REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$—	$—	$—	$—
Germany	4,913,588	—	—	4,913,588
All other countries	1,495,806	1,746,575	—	3,242,381
Total product revenue	6,409,394	1,746,575	—	8,155,969
Grant and other income:
United States	—	—	551,341	551,341

Total revenue	$6,409,394	$1,746,575	$551,341	$8,707,310

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$66,800	$—	$—	$66,800
Germany	3,098,176	—	—	3,098,176
All other countries	816,229	595,374	—	1,411,603
Total product revenue	3,981,205	595,374	—	4,576,579
Grant and other income:
United States	—	—	615,050	615,050

Total revenue	$3,981,205	$595,374	$615,050	$5,191,629

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. All sales of the device are outside the United States, as CytoSorb is not yet approved in the United States, other than in respect of the EUA. Direct sales are fulfilled from the Company’s office in Berlin, Germany. Direct sales relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world. The Company has a formal written contract with each distributor/strategic partner. These contracts have terms ranging from 1-5 years in length, with three years being the typical term. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base requirement per the contract.

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

Government Grants

The Company has been the recipient of various grant contracts from various agencies of the United States government, primarily the Department of Defense, to perform various research and development activities. These contracts fall into one of the following categories:

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
Receivables, which are included in grants
and accounts receivable	$2,040,455	$2,246,821
Contract liabilities	$151,772	$171,842

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended March 31, 2020 and December 31, 2019, and deferred revenue on distributor/strategic partner contracts. Deferred revenue is the difference between the average selling price anticipated for the year ended 2020 and the actual price invoiced during the three months ended March 31, 2020. At March 31, 2020, deferred revenue amounted to approximately $32,300 and is included in contract liabilities above. There was no deferred revenue liability as of December 31, 2019.

5.	LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 6.91% at March 31, 2020.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans were outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050 and $4,212 related to the First Amendment. As of the Settlement Date, the total unamortized loan costs related to the Term Loans amounted to $90,925. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three months ended March 31, 2020 and 2019, the Company recorded interest expense amounting to $8,524 and $8,129, respectively related to these costs. After accounting for the various costs outlined above, the effective interest rate on the Term A Loan was 9.1% as of March 29, 2018. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after Term B Loan was made, the Company is required to make monthly payments of interest-only through April 2020. The interest-only period will be further extended through November 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Amended and Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Since the Company has complied with its obligations under the financial covenant revenue test through March 2020, commencing on November 1, 2020, the Company shall make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  This final fee is being accrued and charged to interest expense over the term of the loan. For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $27,344 and 15,625, respectively, related to the final fee. The Term Loans are evidenced by a secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following at March 31, 2020:

Principal amount	$15,000,000
Less unamortized debt acquisition costs	(68,194)
Plus accrued final fee	156,250
Subtotal	15,088,056
Less current maturities	(4,166,667)
Long-term debt net of current maturities	$10,921,389

Principal payments of long-term debt are due as follows during the year ended March 31:

2021	$4,166,667
2022	10,000,000
2023	833,333
Total	$15,000,000

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Ethymios Deliargyris, to start as Chief Medical Officer no later than May 18, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device, which such rights were assigned to an existing investor in 2017. For the three months ended March 31, 2020 and 2019, the Company has recorded royalty costs of approximately $242,000 and $134,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2020 and 2019, per the terms of the license agreement, the Company has recorded royalty costs of approximately $404,000 and $224,000, respectively.

7.	LEASES

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

	March 31,	December 31,
	2020	2019
Right-of-use asset	$970,182	$1,070,762

Total lease liability	$970,182	$1,070,762
Less current portion	(442,865)	(428,083)
Lease liability, net of current portion	$527,317	$642,679

The maturities of the lease liabilities are as follows during the year ended March 31:

2021	$442,865
2022	136,098
2023	75,308
2024	82,503
2025	90,385
Thereafter	143,023
Total	$970,182

For the three months ended March 31, 2020 and 2019, operating cash flows paid in connection with operating leases amounted to approximately $234,000 and $215,000, respectively.

As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term was 3.96 years and 4.01 years, respectively.

8.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2020 and 2019 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 7,891,000 and 5,716,000 incremental shares at March 31, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.	SUBSEQUENT EVENTS

During the period from April 1, 2020 through April 2, 2020, the Company sold 15,279 shares pursuant to the New Sale Agreement at an average selling price of $8.02 per share, generating net proceeds of approximately $119,000 (see Note 3).

On April 13, 2020, the Company received approximately $1,411,000 in loan proceeds from the Payroll Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) of the United States government. This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On April 29, 2020, following a reassessment of the Company’s current favorable financial and operating position, including cash on hand and access to public capital markets, we repaid the PPP loan.

On April 20, 2020, the Company and the Agents entered into the Amendment to provide for an increase in the aggregate offering amount under the New Sale Agreement, such that as of April 20, 2020, the Company may offer and sell Shares having an additional aggregate offering price of up to $25 million under the New Sale Agreement (see Note 3).

On April 12, 2020, the Company entered into an executive employment contract with Efthymios N. Deliargyris, MD, FACC, FESC, FSCAI as Chief Medical Officer, to start as Chief Medical Officer no later than May 18, 2020, with an initial term that expires on December 31, 2021. Dr. Deliargyris commenced employment on May 1, 2020 (see Note 6).

On May 4, 2020, Vincent J. Capponi was promoted to President and Chief Operating Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notes Regarding Forward Looking Statements

This Quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and our expectations of the effects of the COVID-19 pandemic and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements.

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

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively, and in January 2020, we received a further label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing cardiothoracic surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement and free hemoglobin that can lead to post-operative complications, such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 88,000 human treatments to date in critical illnesses and in cardiac surgery. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. . The technology is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. We have numerous product candidates under development based upon this unique blood purification technology, including HemoDefend, ContrastSorb, DrugSorb, and others.

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

As part of the CE Mark approval process, we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany in 2011, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically-ill population, and that it was able to broadly reduce key cytokines in the blood of these patients. In this first study, CytoSorb was used intermittently, 6 hours a day. CytoSorb is currently used to treat patients continuously, which is deemed to be more effective. We plan to conduct larger, prospective studies in septic patients in the future to confirm the European Sepsis Trial findings.

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

On March 5, 2019, we announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. As part of this effort we established CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH.

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

In January 2020, we received CE-Mark label expansion approving the use of CytoSorb to remove the anti-platelet agent, ticagrelor, in cardiac patients during surgery requiring cardiopulmonary bypass.

In April 2020, we announced that the FDA has granted Emergency Use Authorization (“EUA”) of CytoSorb for use in patients with COVID-19 infection. Under the EUA, we can make CytoSorb available, through commercial sales, to all hospitals in the United States for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the ICU with confirmed or imminent respiratory failure who have early acute lung injury or acute respiratory distress syndrome (ARDS), severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure, as described in FDA's authorization. Under the EUA, we plan to ramp the availability of CytoSorb in a controlled manner, to clinical centers that will work with us to generate data and leverage our knowledge of how to use the device most effectively. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

In April 2020, we announced that the FDA has granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, FDA will work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval (PMA)) consistent with the Agency’s mission to protect and promote public health.

As of May 1, 2020, our European commercialization team included 79 people.

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

In February 2020, we announced an agreement with China Medical System Holdings Limited (“CMS”), a well-established, innovation-driven specialty pharma with a focus on sales and marketing in China and Asia, to bring CytoSorb to mainland China to treat critically-ill patients with COVID-19 SARS-CoV-2 coronavirus infection. Under the terms of the agreement, CytoSorbents and CMS partnered together to earn regulatory clearance to import CytoSorb into China under the “fast-track” review process established by the National Medical Products Administration of the People’s Republic of China (NMPA) to respond to the COVID-19 pandemic. CytoSorbents donated the initial CytoSorb devices and provided product, training, and support to CMS to introduce CytoSorb initially into four hospitals in the Wuhan, China area. The therapy was evaluated in 17 severe COVID-19 coronavirus patients with a systemic inflammatory response who were treated with either continuous renal replacement therapy (CRRT) or extracorporeal membrane oxygenation (ECMO). During the initial term of the agreement, CytoSorbents and CMS will explore the possibility for future commercial collaboration in China. The use of CytoSorb for the treatment of patients with severe COVID-19 coronavirus infection is considered exploratory in nature, and is currently not yet approved for commercial purposes in mainland China.

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

In addition, also in December 2018, we entered into agreements to expand the partnership with Fresenius into South Korea and Mexico. Under the terms of these agreements, Fresenius has exclusive rights to distribute CytoSorb for acute care and other hospital applications in Korea and Mexico. In March 2020, we announced that CytoSorb has been approved to be marketed and sold in Mexico the Federal Committee for Protection from Sanitary Risks or Comisión Federal para la Protección contra Riesgos Sanitarios, the country's health authority. With this approval, commercial promotional activities and sales of CytoSorb may now officially commence in Mexico. Commercial sales of CytoSorb are expected to commence in South Korea after securing market registration clearance from the country’s health authorities. These multi-year agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity. These agreements, which commenced on January 1, 2019, have an initial term of three years and will automatically renew for an additional two years unless terminated by either party.

In 2015, we entered into a distribution agreement with Aferetica s.r.l., a distributor based in Bologna, Italy that specializes in the sale of certain medical products and devices, specifically extracorporeal therapies, in the critical care, cardiac surgery and liver disease markets (“Aferetica”). Under the terms of the agreement, we granted Aferetica the exclusive right to distribute CytoSorb in Italy, San Marino and the Vatican for application in CRRT (Continuous Renal Replacement Therapies), dialysis and hemoperfusion machine run treatments, as described in the agreement. In connection with the grant of distribution rights, Aferetica agreed to certain minimum purchase and inventory requirements. Aferetica further agreed not to market or sell products competitive with CytoSorb in Italy, San Marino and the Vatican. The agreement expired by its terms on December 31, 2019. In January 2020, the agreement was amended extending the term to December 2023 and will automatically renew for an additional two years unless terminated by either party.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the PMA pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018. On November 25, 2019 the Company announced a pause in enrollment for the REFRESH 2-AKI study. The study’s Data Monitoring Committee (the “DMC”) recommended this pause following a blinded, interim, milestone review of clinical study data.  The DMC requested that additional clinical data and data analysis, not pre-specified in the current version of the protocol, be provided by Company. In addition, the Company appointed NAMSA as the new contract research organization (“CRO”) for the study to improve the monitoring of patient safety endpoints. As of November 25, 2019, the study had enrolled 153 patients at 25 initiated sites. Based on multiple reports, we believe that clinical trial activity in the U.S. and in many countries abroad, with the exception of studies related to COVID-19, has slowed significantly due to the COVID-19 pandemic Because of this, we currently do not have good visibility on when the REFRESH 2-AKI trial will resume, if at all. As an example, assuming a timely restart of the study in mid-year 2020 at the majority of our REFRESH 2-AKI trial sites, we believe we can reach a pre-specified interim analysis at 200 patients enrolled, where the DMC will evaluate the trial for safety and futility, by Q4 2020-Q1 2021. Assuming no changes to the trial by the DMC, and assuming steady enrollment at our trial sites, we may be able to complete enrollment of the targeted 400 patients in the REFRESH 2-AKI study by the end of 2021. However, there can be no assurance the study will be restarted or will enroll patients in a timely manner. We cannot predict the outcome of a DMC-led interim analysis, which could have a number of different outcomes such as: 1) continuation of the trial unchanged 2) continuation of trial but with modifications such as an expansion of the study or a change in the protocol 3) discontinuation of the study due to futility 4) termination of the study by the FDA or DMC due to potential new safety signals, or 5) other outcomes. These outcomes may trigger business and/or clinical decisions on the trial based on factors such as the cost, timing, probability of success of the study, and other factors. Because of this, there can be no assurances that trial will continue or have a positive outcome. However, if the study is successful, we plan to submit a PMA application to the FDA in 2022 for U.S. regulatory approval.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE study, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.” As of March 31, 2020, the study has completed enrollment with 288 patients enrolled. Analysis of the study data and issuance of the study report is anticipated to be completed by mid- 2020.

In September 2019, we announced that Hannover Medical School in Germany will begin the first clinical study, called CYTORELEASE, evaluating the use of CytoSorb in treating cytokine release syndrome (CRS) and inflammation of the brain called CAR-related Encephalopathy Syndrome (“CRES”), following CAR-T cell immunotherapy.  The CYTORELEASE trial, entitled “Effectivity of Extracorporeal Cytokine Adsorption (CytoSorb) as Additive Treatment of CAR-T Cell Associated Cytokine Release Syndrome (“CRS”) and Encephalopathy Syndrome (“CRES”),” is a randomized, controlled pilot study in 34 cancer patients who have received CAR-T cell immunotherapy and who have developed either severe CRS or CRES for a duration less than 6 hours.  Patients will receive either standard of care therapy versus standard of care therapy plus CytoSorb hemoadsorption.  The primary endpoint of the study is a plasma reduction of the pro-inflammatory cytokine interleukin-6 (IL-6). Secondary and exploratory endpoints will examine other potential clinical benefits such as improvements in CRES, shock, and other organ injury.  The trial has been approved by the Hannover Medical School ethics committee and has been screening patients for enrollment.

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

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multicenter study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as a standard of care to reduce the risk of heart attacks and strokes in patients with advanced cardiovascular disease. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, the approximately 4% of patients requiring emergency cardiothoracic surgery experience an up to 65% risk of severe or massive perioperative bleeding with potential negative clinical outcomes or death, with significantly increased costs to the hospital and healthcare system. On October 5, 2019, we presented data showing the projected cost effectiveness of CytoSorb when used intraoperatively to remove ticagrelor in patients undergoing emergency open heart surgery at the 33rd Annual Meeting of the European Association for Cardio-Thoracic Surgery (EACTS).  This study predicts an average cost savings of £3,982 per patient (approximately $5,000 USD per patient), including the cost of the CytoSorb adsorber. The primary endpoint of the TISORB study is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. A protocol amendment was submitted to expand the population of eligible patients to now include patients requiring urgent cardiac surgery, and third-party consent. These changes were approved by the UK Medicines and Healthcare products Regulatory Agency (MHRA) at the end of February, with approvals pending from the key regional ethics committees (RECs). We intend to enroll thirty patients who will have received ticagrelor within 48 hours of undergoing emergent or urgent cardiothoracic surgery with cardiopulmonary bypass. As of May 1, 2020, we have initiated eight sites and one patient has been enrolled. However, due the COVID-19 pandemic, the trial has paused and not enrolled additional patients, and we cannot predict when the trial will resume. In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery.

In addition to cardiac surgery, a market focus for CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, liver failure, pancreatitis, lung injury, ARDS, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions and is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need that accounts for 1 in every 5 deaths worldwide, with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

•	CytoSorb – an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

•	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.

•	VetResQ – a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

•	HemoDefend – a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood. With the support of NHLBI, we plan to file an IDE application for a U.S. pivotal trial designed to support U.S. FDA approval, by Q4 2020-Q1-2021.

•	K+ontrol – a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.

•	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).

•	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

COVID-19 Business Update

A significant problem relating to the COVID-19 pandemic is that an increasing number of COVID-19 patients are developing life-threatening complications, such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. CytoSorb, has been used in more than 88,000 treatments as an approved treatment of cytokine storm in the European Union and is distributed in 58 countries around the world, where it has helped physicians control severe inflammation while helping to reverse shock and improve respiratory and other organ function.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020. CytoSorb has now been used in more than 750 COVID-19 patients to help treat cytokine storm and the related life-threatening complications in these countries. Based upon initial, preliminary verbal reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, and a reversal of shock. Also based on these preliminary reports, CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock, or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation.

The use of CytoSorb has not been approved in the U.S. by FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program. On April 13, 2020, we announced that the FDA granted Emergency Use Authorization (“EUA”) of CytoSorb for use in U.S. patients infected with COVID-19. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure who have early acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. Before and after the announcement of the EUA, we have been contacted by approximately 200 U.S. hospitals concerning the potential use of CytoSorb for patients infected with COVID-19. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 Infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

To meet the growing demand for CytoSorb worldwide, our manufacturing facility is currently running 24 hours a day, seven days a week and are contemplating adding additional teams per shift to reach full capacity. We are seeking government funding to scale our manufacturing, to subsidize our efforts to provide CytoSorb to hospitals for emergency use and to help fund a clinical study in COVID-19 patients. Primarily due to the demand for the CytoSorb device to treat COVID-19 patients, we had a sales backlog of approximately $2,700,000 as of March 31, 2020.

Government Grants

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others.

In August 2012, we were awarded a $3.8 million, five-year contract by DARPA for our “Dialysis-Like Therapeutics” (“DLT”) program to treat sepsis. DARPA has been instrumental in funding many of the major technological and medical advances since its inception in 1958, including development of the Internet, development of GPS, and robotic surgery. The DLT program in sepsis sought to develop a therapeutic blood purification device that was capable of identifying the cause of sepsis (e.g., cytokines, toxins, pathogens, activated cells) and remove these substances in an intelligent, automated, and efficient manner. Our contract was for advanced technology development of our hemocompatible porous polymer technologies to remove cytokines and a number of pathogen and biowarfare toxins from blood. We have completed our work under the contract with DARPA and SSC Pacific under Contract No. N66001-12-C-4199, which provided for maximum funding of approximately $3,825,000. We received approximately $3,825,000 in funding under this contract and no funding remains. Our performance under this contract has been completed.

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

In May 2017, we were awarded a Phase II STTR contract entitled “Use of Highly Porous Polymer Beads to Remove Anti-A and Anti-B Antibiotics from Plasma Transfusion”. The purpose of this contract is to continue development of our HemoDefend blood purification technology to potentially enable universal plasma. We collaborate with researchers at Penn State University on this project. This contract provides for maximum funding of $999,070 over two years. This work is being funded by the USAMRAA under contract number W81XWH-17-C-0053. We received approximately $999,070 and no further funding remains under this contract. Our performance under this contract has been completed.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of March 31, 2020, we received approximately $564,000 and have approximately $155,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of March 31, 2020, we received approximately $999,871 and no further funding remains under this contract. Our performance under this contract has been completed.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of March 31, 2020, we received approximately $1,404,000 in funding under this contract and have approximately $1,567,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of March 31, 2020, we received approximately $359,000 in funding and have approximately $2,601,000 remaining under this contract.

Results of Operations

Comparison for the three months ended March 31, 2020 and 2019:

Revenues:

Revenue from product sales was approximately $8,156,000 for the three months ended March 31, 2020, as compared to approximately $4,577,000 for the three months ended March 31, 2019, an increase of approximately $3,579,000, or 78%. This increase was driven by an increase in direct sales of approximately $2,428,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $1,151,000. Though difficult to quantitate, we estimate that approximately $1.5 to $1.7 million of product sales in the first quarter of 2020 was due to the demand for CytoSorb to treat COVID-19 patients. In addition, sales were negatively impacted by approximately $237,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar. For the three months ended March 31, 2020, the average exchange rate of the Euro to the U.S. dollar was $1.10 as compared to an average exchange rate of $1.13 for the three months ended March 31, 2019.

Grant income was approximately $551,000 for the three months ended March 31, 2020 as compared to approximately $615,000 for the three months ended March 31, 2019, a decrease of approximately $64,000 or 10%. This decrease was a result of the timing of certain grant revenue.

Total revenues were approximately $8,707,000 for the three months ended March 31, 2020, as compared to total revenues of approximately $5,192,000 for the three months ended March 31, 2019, an increase of approximately $3,515,000, or 68%.

Cost of Revenues:

For the three months ended March 31, 2020 and 2019, cost of revenue was approximately $2,385,000 and $1,739,000, respectively, an increase of approximately $646,000. Product cost of revenues increased approximately $783,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to increased sales. Product gross margins were approximately 76% for the three months ended March 31, 2020 and approximately 74% for the three months ended March 31, 2019, as a result of production efficiencies achieved.

Research and Development Expenses:

For the three months ended March 31, 2020, research and development expenses were approximately $1,965,000 as compared to research and development expenses of approximately $2,419,000 for the three months ended March 31, 2019. The decrease of approximately $454,000 was due to a decrease in clinical trial and related costs of approximately $974,000, which is due primarily to the pause in our REFRESH 2-AKI study. This decrease was offset by an increase in direct labor and other costs being deployed toward grant-funded activities of approximately $137,000, which had the effect of increasing the amount of our non-reimbursable research and development costs, an increase in new product development costs of approximately $104,000, an increase in non-clinical research and development salary related costs of approximately $71,000 and an increase in non-grant related research and development costs of approximately $208,000.

Legal, Financial and Other Consulting Expense:

Legal, financial and other consulting expenses were approximately $519,000 for the three months ended March 31, 2020, as compared to approximately $562,000 for the three months ended March 31, 2019. The decrease of approximately $43,000 was due to a decrease in legal fees of approximately $97,000 and a decrease in consulting fees of approximately $9,000. These decreases were offset by an increase in accounting fees of approximately $32,000 and an increase in employment agency fees of approximately $31,000.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were approximately $6,317,000 for the three months ended March 31, 2020, as compared to approximately $4,758,000 for the three months ending March 31, 2019, an increase of $1,559,000. This increase is related to an increase in salaries, commissions and related costs of approximately $501,000, additional sales and marketing costs, which include advertising and conference attendance of approximately $47,000, an increase in royalty expenses of approximately $289,000 due to the increase in product sales, and an increase in non-cash restricted stock expense of approximately $216,000 related to restricted stock units granted to the Company’s executive officers, an increase in non-cash stock compensation expense of approximately $502,000 and an increase in office supplies and other general and administrative costs of approximately $165,000. These increases were offset by a decrease in travel and entertainment expenses of approximately $161,000.

Interest Expense, net:

For the three months ended March 31, 2020, interest expense was approximately $306,000, as compared to interest expense of approximately $205,000 for the three months ended March 31, 2019. This increase in interest expense of approximately $101,000 was primarily a result of the additional interest incurred related to the draw down of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2020, the non-cash loss on foreign currency transactions was approximately $(668,000) as compared to a loss of approximately $(393,000) for the three months ended March 31, 2019. The 2020 loss was directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at March 31, 2020 as compared to December 31, 2019. The exchange rate of the Euro to the U.S. dollar was $1.10 per Euro at March 31, 2020, as compared to $1.12 per Euro at December 31, 2019. The 2019 loss was directly related to the decrease in the exchange rate of the Euro to the U.S. dollar at March 31, 2019 as compared to December 31, 2018. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at March 31, 2019, as compared to $1.15 per Euro at December 31, 2018.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of March 31, 2020, we had an accumulated deficit of approximately $192,242,000, which included losses of approximately $3,453,000 and $4,884,000 for the three month periods ended March 31, 2020 and 2019, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At March 31, 2020, we had current assets of approximately $37,529,000 including cash on hand of approximately $26,389,000 and current liabilities of approximately $11,464,000. On April 17, 2020, the Company received approximately $1,093,000 in proceeds from the sale of its New Jersey Net Operating Loss carry forwards under the Technology Business Tax Certificate Transfer Program. In addition, in early April 2020, the Company received approximately $1,917,000 in proceeds related to the sale of shares pursuant to the Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc. On July 31, 2019, the Company executed an Amendment to its Loan Agreement with Bridge Bank and, simultaneous with this Amendment, received $5 million in proceeds from an additional term loan. In addition, the Amendment extends the interest-only period of the loan through October 2020.

We believe that we have sufficient cash to fund our operations into 2021. We will need to raise additional capital to support our ongoing operations in the future. In addition, we will need to raise additional funds to support clinical trials in the U.S. and in Europe.

COVID-19 Impact on Financial Results

First quarter 2020 product revenues were positively impacted by underlying strength in our critical care and cardiac surgery business, and the use of CytoSorb to treat critically-ill COVID-19 patients in the ICU. Though difficult to quantitate, we estimate that approximately $1.5 million to $1.7 million of our first quarter 2020 revenues were related to COVID-19. Given the order patterns we are currently experiencing, we expect that the COVID-19 pandemic will continue to have a positive impact on product revenues in the second quarter of 2020. Primarily due to the demand for the CytoSorb device to treat COVID-19 patients, we had a sales backlog of approximately $2,700,000 as of March 31, 2020.

In addition, due to the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. We are continuing to actively receive inquiries and orders for CytoSorb. However, at this time, we cannot predict the overall impact this will have on our 2020 product sales.

As the impact of the COVID-19 pandemic eases, we may experience a decrease in revenue in the second half of 2020 as compared to the first half of 2020 as the impact of this catalyst for revenue growth is reduced.

Grant revenues have been negatively impacted by the COVID-19 pandemic. Our research and development employees have either been deployed to work-from-home status or reassigned to assist production activities to increase production of CytoSorb. This may reduce grant revenue until such time as the pandemic is over, however this is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients and this has resulted in the temporary pause in enrollment of our TISORB study in the United Kingdom and other clinical trials in Europe. Together with the previously disclosed pause in enrollment of our REFRESH 2-AKI trial, this has resulted in an approximately $1 million reduction in our quarterly clinical trial expenses which has a corresponding reduction in our reported operating loss and quarterly cash burn. These clinical trial activities are expected to resume to normal levels once the pandemic is over.

There has been an approximately $400,000 decrease in our first quarter 2020 selling, general, and administrative expenses due to the restrictions on travel and the cancelling of medical and investor conferences during the pandemic. This is also a temporary situation.

There has been no adverse impact on our ability to access capital. We have the ability to access capital through our ATM facility and through the equity markets, if needed. There has also been no adverse impact on our ability to comply with the covenants associated with our debt facility with Bridge Bank. We do not expect that this will change materially in the near future.

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

As of March 31, 2020, we had an accumulated deficit of approximately $192,242,000, which included net losses of approximately $3,453,000 for the three months ended March 31, 2020 and $4,884,000 for the three months ended March 31, 2019. In part due to these losses, our 2019 audited consolidated financial statements were prepared assuming we will continue as a going concern, and the auditors’ report on the 2019 financial statements expressed substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and selling, general and administrative expenses. We intend to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence, and other selling, general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our technology and commercial products, obtaining additional requisite regulatory approvals in markets not covered by the CE mark and for potential label extensions of our current CE mark, establishing manufacturing and sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, or that the we will be able to achieve profitability or that profitability, if achieved, can be sustained. These interim consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial operating losses since inception. As of March 31, 2020, we had an accumulated deficit of approximately $192,242,000, which included net losses of approximately $3,453,000 and $4,884,000 for the three months ended March 31, 2020 and 2019, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of March 31, 2020, we had current assets of approximately $37,529,000, including cash on hand of approximately $26,389,000 and current liabilities of approximately $11,464,000. For three months ended March 31, 2020, our cash burn was approximately $3,882,000. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

On July 9, 2019 we entered into an Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc., which we amended in April 2020 (as amended the “Sale Agreement”). Pursuant to the Sale Agreement we may offer to sell, from time to time shares of our common stock, up to a maximum of $50,000,000. During the year ended December 31, 2019, we sold 191,244 shares of our common stock pursuant to the Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000. During the three months ended March 31, 2020, the Company sold 3,421,237 shares pursuant to the Sale Agreement, at an average selling price of $5.89 per share, generating net proceeds of approximately $19,542,000. During the period from April 1, 2020 through April 2, 2020, we sold 15,279 shares pursuant to the Sale Agreement, at an average selling price of $8.02 per share, generating net proceeds of approximately $119,000.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected, and may continue to affect, the conduct of our clinical trials, the execution of our grant programs, and may in the future affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, the manufacturing of our lead product, CytoSorb, and the commercialization of CytoSorb. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect CytoSorb and our product candidates. The evolving COVID-19 pandemic has, and may continue to, directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, clinical trial staff can no longer get to hospital, and hospitals electively shut down clinical trial activity to accommodate increased or anticipated increases in patient volume from COVID-19 infected patients.. Additionally, such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. For example, enrollment in our 30-patient, single arm trial in the United Kingdom for TISORB has temporarily ceased (the “TISORB Trial”). The duration and magnitude of these impacts on the TISORB Trial and other clinical trials is uncertain. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates and the manufacturing of CytoSorb. Further, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Further, on April 10, 2020, the U.S. Food and Drug Administration granted FDA Emergency Use Authorization (EUA) of our lead product, CytoSorb, for use in crticially-ill, COVID-19 patients. The impact of this EUA on our business and our results of operations cannot be predicted with certainty, as factors including, but not limited to, the ultimate duration and scope of the EUA are not determinable at this time. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation and may continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities, including the REFRESH 2-AKI Trial and TISORB Trial, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

As of May 1, 2020, we had 151 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; and Vincent Capponi, our President and Chief Operating Officer and Dr. Ethymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated employment agreements with Dr. Chan, Mr. Capponi, and Ms. Bloch that expire on December 31, 2021, and provide thereafter for annual renewals of the contract, unless either party provides written notice of non-renewal at least 60 days prior to renewal. On April 12, 2020, we entered into an employment agreement with Dr. Deliargyris, that expires on December 31, 2021. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

In March 2011, CytoSorb, was “CE marked” in the EU as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. A re-certification audit was conducted in April 2019. The successful completion of this audit CE-certifies CytoSorb under the current Medical Device Directive (93/42/EEC) until May 2024. Prior to the expiration of such certificate, we will apply for certification under the new Medical Devices Regulation (MDR). Failure to certify CytoSorb under the Medical Devices Regulation will prevent us from using the CE mark for commercial distribution of CytoSorb in the European Union. Any new product that we submit for the CE Mark after August 2019 must be approved under the new Medical Devices Regulation.

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

In the second quarter of 2018 we quadrupled our manufacturing capabilities upon the official completion of the expansion of our CytoSorb manufacturing facility in New Jersey. In connection with the increased demand for the CytoSorb device to treat COVID-19 patients, our commercial distributions of CytoSorb has been, and may continue to be, delayed. In an attempt to reduce such delays, we have scaled, and will likely need to continue to scale up and increase our manufacturing capabilities in the future. In the event of any unforeseen additional increase in short- or long-term demand for CytoSorb or any of our other products, our commercial distributions could be further delayed significantly as we establish alternative supply sources within our budget. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information, as well as employee personal data. The secure storage, maintenance, and transmission of and access to this information is important to our operations our day-to-day business and our reputation. Security breaches have become more common across industries. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications, as well as our intellectual property and business data. In addition, an employee, contractor, or other third-party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks, particularly through phishing, are increased. We have recently experienced multiple attempts by third parties to penetrate our computer systems. While we have certain safeguards in place to reduce the risk of and detect cyber-attacks, as well as limit the potential exposure of proprietary and confidential information, including multi-layer security protections, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches powered by new and sophisticated technologies, or employee error or malfeasance. Further, we may not be immediately aware of any unpermitted access by hacker or other breaches and we may be unable to quickly and effectively remediate any such breaches. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

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

Our common stock closed as high as $8.00 and as low as $3.77 per share between January 1, 2020 and March 31, 2020 on Nasdaq. On May 4, 2020, the closing price of our common stock, as reported on Nasdaq, was $9.38. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of March 31, 2020, two shareholders hold 11.8% of our shares and our directors and officers hold 5.0% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 63,870,000 shares remain available for issuance as of March 31, 2020 and may be issued by us without stockholder approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101	The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 5, 2020	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2020	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)