Form 10-Q
period 2020-06-30
Cytosorbents Corp
filed 2020-08-04
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	◻	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻  Yes ☑  No

As of July 31, 2020 there were 43,157,879 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$35,113,888	$12,232,418
Grants and accounts receivable, net of allowance for doubtful accounts of $70,746 at June 30, 2020 and $145,313 at December 31, 2019	3,890,392	4,467,087
Inventories	1,986,970	2,113,897
Prepaid expenses and other current assets	956,709	2,088,127
Total current assets	41,947,959	20,901,529

Property and equipment, net	1,952,347	1,925,325
Right of use asset	1,232,388	1,070,762
Other assets	4,126,077	3,484,894
Total Assets	$49,258,771	$27,382,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,726,614	$2,039,222
Current maturities of long-term debt	6,666,667	1,666,666
Lease liability – current portion	417,699	428,083
Accrued expenses and other current liabilities	5,853,355	5,802,296
Total current liabilities	15,664,335	9,936,267
Long term debt, net of current maturities and debt issuance costs	8,457,257	13,385,522
Lease liability, net of current portion	814,689	642,679
Total Liabilities	24,936,281	23,964,468
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 36,811,870 and 32,616,107 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	36,812	32,616
Additional paid-in capital	218,864,425	191,648,907
Accumulated other comprehensive income	530,447	525,978
Accumulated deficit	(195,109,194)	(188,789,459)
Total Stockholders’ Equity	24,322,490	3,418,042
Total Liabilities and Stockholders’ Equity	$49,258,771	$27,382,510

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$9,451,328	$5,850,417	$17,607,297	$10,360,196
Other sales	69,000	—	69,000	66,800
Total product sales	9,520,328	5,850,417	17,676,297	10,426,996
Grant income	274,575	382,109	825,915	997,159
Total revenue	9,794,903	6,232,526	18,502,212	11,424,155
Cost of revenue	3,249,767	1,834,366	5,634,609	3,572,955
Gross margin	6,545,136	4,398,160	12,867,603	7,851,200
Other expenses:
Research and development	2,406,039	2,929,603	4,371,324	5,348,236
Legal, financial and other consulting	845,861	592,038	1,364,863	1,153,554
Selling, general and administrative	6,590,903	4,506,516	12,907,837	9,264,600
Total expenses	9,842,803	8,028,157	18,644,024	15,766,390
Loss from operations	(3,297,667)	(3,629,997)	(5,776,421)	(7,915,190)

Other income/(expense):
Interest expense, net	(273,818)	(214,552)	(579,355)	(419,731)
Gain (loss) on foreign currency transactions	704,529	297,144	36,041	(96,311)
Total other income (expense), net	430,711	82,592	(543,314)	(516,042)

Loss before benefit from income taxes	(2,866,956)	(3,547,405)	(6,319,735)	(8,431,232)
Benefit from income taxes	—	—	—	—

Net loss attributable to common shareholders	$(2,866,956)	$(3,547,405)	$(6,319,735)	$(8,431,232)

Basic and diluted net loss per common share	$(0.08)	$(0.11)	$(0.18)	$(0.26)
Weighted average number of shares of common stock outstanding	36,483,355	32,266,861	35,232,308	32,099,834

Net loss	$(2,866,956)	$(3,547,405)	$(6,319,735)	$(8,431,232)
Other comprehensive income (loss):
Currency translation adjustment	(605,359)	(249,807)	4,469	56,480
Comprehensive loss	$(3,472,315)	$(3,797,212)	$(6,315,266)	$(8,374,752)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at March 31, 2020	36,130,355	$36,130	$212,383,812	$1,135,806	$(192,242,238)	$21,313,510
Stock based compensation - employees, consultants and directors	—	—	1,046,203	—	—	1,046,203
Issuance of common stock, net of fees	447,021	446	4,470,565	—	—	4,471,011
Other comprehensive (loss): foreign translation adjustment	—	—	—	(605,359)	—	(605,359)
Proceeds from exercise of stock options	223,975	225	963,856	—	—	964,081
Cashless exercise of stock options	10,519	11	(11)	—	—	—
Net loss	—	—	—	—	(2,866,956)	(2,866,956)
Balance at June 30, 2020	36,811,870	$36,812	$218,864,425	$530,447	$(195,109,194)	$24,322,490

Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042
Stock based compensation - employees, consultants and directors	—	—	1,775,632	—	—	1,775,632
Issuance of common stock, net of fees	3,868,258	3,867	24,008,765	—	—	24,012,632
Other comprehensive income: foreign translation adjustment	—	—	—	4,469	—	4,469
Proceeds from exercise of stock options	262,252	263	1,102,248	—	—	1,102,511
Cashless exercise of stock options	10,519	11	(11)	—	—	—
Issuance of restricted stock units	54,734	55	328,884	—	—	328,939
Net loss	—	—	—	—	(6,319,735)	(6,319,735)
Balance at June 30, 2020	36,811,870	$36,812	$218,864,425	$530,447	$(195,109,194)	$24,322,490

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at March 31, 2019	32,243,044	32,243	188,795,855	594,462	(174,407,642)	15,014,918
Stock based compensation - employees, consultants and directors	—	—	144,763	—	—	144,763
Other comprehensive (loss): foreign translation adjustment	—	—	—	(249,807)	—	(249,807)
Proceeds from exercise of stock options	37,800	38	180,153	—	—	180,191
Cashless exercise of stock options	22,387	22	(22)	—	—	—
Net loss	—	—	—	—	(3,547,405)	(3,547,405)
Balance at June 30, 2019	32,303,231	$32,303	$189,120,749	$344,655	$(177,955,047)	$11,542,660

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600
Stock based compensation - employees, consultants and directors	—	—	372,421	—	—	372,421
Issuance of common stock, net of fees	—	—	—	—	—	—
Other comprehensive income: foreign translation adjustment	—	—	—	56,480	—	56,480
Proceeds from exercise of stock options	84,534	85	416,176	—	—	416,261
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Issuance of restricted stock units	51,817	52	425,587	—	—	425,639
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Net loss	—	—	—	—	(8,431,232)	(8,431,232)
Balance at June 30, 2019	32,303,231	$32,303	$189,120,749	$344,655	$(177,955,047)	$11,542,660

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,319,735)	$(8,431,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation	667,267	372,302
Depreciation and amortization	339,862	275,370
Amortization of debt costs	71,735	47,508
Bad debt recoveries	(94,660)	(44,411)
Stock-based compensation	1,775,632	372,421
Foreign currency transaction loss	(36,041)	96,311
Changes in operating assets and liabilities:
Grants and accounts receivable	659,987	526,547
Inventories	128,541	(671,490)
Prepaid expenses and other current assets	1,138,867	181,640
Other assets	—	4,067
Accounts payable and accrued expenses	397,381	(155,439)
Net cash used by operating activities	(1,271,164)	(7,426,406)

Cash flows from investing activities:
Purchases of property and equipment	(316,511)	(431,042)
Payments for patent costs	(689,409)	(370,488)
Net cash used by investing activities	(1,005,920)	(801,530)

Cash flows from financing activities:
Equity contributions - net of fees incurred	24,012,632	—
Proceeds from long-term debt	1,410,900	—
Repayment of long-term debt	(1,410,900)	—
Proceeds from exercise of stock options	1,102,511	416,261
Proceeds from exercise of warrants	—	1,768,491
Net cash provided by financing activities	25,115,143	2,184,752
Effect of exchange rates on cash	43,411	15,908
Net change in cash and cash equivalents	22,881,470	(6,027,276)

Cash and cash equivalents - beginning of period	12,232,418	22,368,837
Cash and cash equivalents - end of period	$35,113,888	$16,341,561

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$585,828	$458,333

Supplemental disclosure of non-cash financing activities
Settlement of accrued bonuses with restricted stock units	$328,939	$425,639

See accompanying notes to financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2020

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. The results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Prior to June 30, 2020, the Company's consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $54.0 million. See Note 9. As a result of the Offering, the Company’s cash balance increased to approximately $89.0 million, which the Company expects will fund the Company’s operations well beyond the next twelve months. As a result, the Company has determined that the going concern risk has been eliminated.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. which is responsible for the management of our clinical trial activities in the United Kingdom. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011, and is currently being marketed and distributed in sixty-five countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

In April 2020, the Company announced that the United States Food and Drug Administration (the “FDA”) granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19.  Under the EUA, the Company can make CytoSorb available, through commercial sales, to all hospitals in the United States for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit (ICU) with confirmed or imminent respiratory failure who have early acute lung injury or acute respiratory distress syndrome (ARDS), severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval ) consistent with the FDA’s mission to protect and promote public health.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the Euro is the functional currency, are included in operations.  Foreign currency transaction gain included in net loss amounted to approximately $705,000 and $297,000 for the three months ended June 30, 2020 and 2019, respectively. Foreign currency transaction gains (loss) included in net loss amounted to approximately $36,000 and $(96,000) for the six months ended June 30, 2020 and 2019, respectively.  The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $71,000 and $145,000 at June 30, 2020 and December 31, 2019, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2020 and December 31, 2019, the Company’s inventory was comprised of finished goods, which amounted to $471,177 and $305,452, respectively; work in process which amounted to $1,260,310 and $1,523,923, respectively; and raw materials, which amounted to $255,483 and $284,522, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $55,000 and $93,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $86,000 and $145,000 for the six months ended June 30, 2020 and 2019, respectively, and are included in selling, general, and administrative expenses on the consolidated statement of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2020 or December 31, 2019. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of June 30, 2020, one distributor accounted for approximately 21% of outstanding grants and accounts receivable.  As of December 31, 2019, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivables. For the three and six months ended June 30, 2020, no agency, distributor, or direct customer represented more than 10%of the Company’s total revenue. For the three and six months ended June 30, 2019, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $149,000 and $212,000, respectively, for the three months ended June 30, 2020 and 2019, and $282,000 and $358,000, respectively, for the six months ended June 30, 2020 and 2019.

3.    STOCKHOLDERS’ EQUITY

Preferred Stock

In June  2019, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

In June 2019, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation increased the number of shares of common stock authorized for issuance from 50,000,000 shares to 100,000,000 shares.

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

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019, the Company entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25,000,000 through the Agents, as the Company’s sales agents. All shares of the Company’s common stock offered and sold,or to be offered and sold under the New Sale Agreement were or will be issued and sold pursuant to the Company’s 2018 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

On April 20, 2020, the Company and the Agents entered into an amendment to the New Sale Agreement (the "Amendment") to provide for an increase in the aggregate offering amount under the New Sales Agreement, such that as of April 20, 2020, the Company may offer and sell Shares having an additional aggregate offering price of up to $50 million under the New Sale Agreement, as amended by the Amendment (the "Amended Sale Agreement").

Subject to the terms of the Amended Sales Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to  pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock under the Amended Sales Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the six months ended June 30, 2020, the Company sold 3,868,258 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.41 per share, generating net proceeds of approximately $24,062,000. During the period from July 1, 2020 through July 31, 2020, the Company sold 242,367 shares pursuant to the Amended Sale Agreement, at an average selling price of $10.27 per share, generating net proceeds of approximately $2,414,000. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27,238,000. In addition, during the three and six months ended June 30, 2020, the Company paid approximately $49,000 in expenses related to the Amended Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $1,046,000 and $1,776,000 for the three and six months ended June 30, 2020, and $145,000 and $372,000 for the three and six months ended June 30, 2019, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2019	4,218,189	$6.16	7.0
Granted	1,553,825	$6.12	9.5
Forfeited	(14,174)	$6.68	—
Expired	(223,960)	$5.57	—
Exercised	(285,552)	$4.27	—
Outstanding, June 30, 2020	5,248,328	$6.27	7.7

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.68 to $10.58 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 66.3 percent to 69.8 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 0.37 to 0.96 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of June 30, 2020 of $9.90 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2020	Price	Life (Years)	Value
$2.25 - $14.50	5,248,328	$6.27	7.7	$19,191,721

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2020	Price	Value
3,076,521	$6.51	$11,881,967

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2019	1,183,790	$4.49
Granted	1,553,825	$3.73
Forfeited	(12,173)	$4.19
Vested	(553,635)	$4.17
Non-vested, June 30,2020	2,171,807	$4.03

As of June 30, 2020, the Company had approximately $3,764,000 of total unrecognized compensation cost related to stock options which will be amortized over 33 months.

On February 28, 2020, the Board of Directors allotted a pool of options to purchase 1,041,325 shares of common stock to the Company’s employees which will be awarded based upon the achievement of certain specific, predetermined milestones related to the Company’s 2020 operations. Once awarded, these options will vest in four equal traunches, the first traunch vesting on the date of the award. The grant date fair value of these unvested options amounted to approximately $6,279,000. Based upon an assessment by management, which was reviewed with the Board of Directors, as of June 30, 2020, the Company met approximately 20% of these milestones, and accordingly, we have recorded $197,000 in stock option expense related to these options in each of the three and six month periods ended June 30, 2020, respectively.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to certain employees of the Company.  These  specific restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company's 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988
Granted	—	120,000	158,700	278,700
Forfeited	—	—	(16,000)	(16,000)
June 30, 2020	277,200	724,500	1,347,750	2,349,450	$23,259,555

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss  for the three and six months ended June 30, 2020 and 2019.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months and six months ended June 30, 2020 and 2019, the Company recorded a charge of approximately $0 and $0, and $96,000 and  $96,000, related to these restricted stock unit awards , respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2020 and 2019, the Company recorded a charge of approximately $12,000 and $21,000 , and $14,000 and $19,000, related to these restricted stock unit awards , respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2019. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and six months ended June 30, 2020 and 2019, the Company recorded a charge of approximately $93,000 and $196,000 and $0 and $0, related to these restricted stock unit awards , respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2020. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and six months ended June 30, 2020 and 2019, the Company recorded a charge of approximately $84,000 and $451,000 and $0 and $0, related to these restricted stock unit awards , respectively.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2020	167,872	$7.52
Granted	168,100	$6.03
Vested	(105,968)	$6.90
Non-vested, June 30, 2020	230,004	$6.71

Warrants:

As of June 30, 2020, the Company had no warrants outstanding.

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$735,500	$—	$—	$735,500
Germany	4,539,621	—	—	4,539,621
All other countries	977,886	3,267,321	—	4,245,207
Total product revenue	6,253,007	3,267,321	—	9,520,328
Grant and other income:
United States	—	—	274,575	274,575

Total revenue	$6,253,007	$3,267,321	$274,575	$9,794,903

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$—	$—	$—	$—
Germany	3,693,035	—	—	3,693,035
All other countries	844,703	1,312,679	—	2,157,382
Total product revenue	4,537,738	1,312,679	—	5,850,417
Grant and other income:
United States	—	—	382,109	382,109
Total revenue	$4,537,738	$1,312,679	$382,109	$6,232,526

The following table disaggregates the Company's revenue by customer type and geographic area for the six months ended June 30, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$735,500	$—	$—	$735,500
Germany	9,453,209	—	—	9,453,209
All other countries	2,473,692	5,013,896	—	7,487,588
Total product revenue	12,662,401	5,013,896	—	17,676,297
Grant and other income:
United States	—	—	825,915	825,915
Total revenue	$12,662,401	$5,013,896	$825,915	$18,502,212

The following table disaggregates the Company's revenue by customer type and geographic area for the six months ended June 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$66,800	$—	$—	$66,800
Germany	6,791,211	—	—	6,791,211
All other countries	1,660,932	1,908,053	—	3,568,985
Total product revenue	8,518,943	1,908,053	—	10,426,996
Grant and other income:
United States	—	—	997,159	997,159
Total revenue	$8,518,943	$1,908,053	$997,159	$11,424,155

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

Each distributor's/strategic partner's contract has minimum annual purchase requirements in order to maintain exclusivity in their respective territories.

There is no additional consideration or monetary penalty that would be required to be paid to the Company if a distributor does not meet the minimum purchase commitments included in the contract, however, at the discretion of the Company, the distributor may lose its exclusive rights in the territory if such commitments are not met.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
Receivables, which are included in grants and accounts receivable	$2,195,606	$2,246,821
Contract liabilities	$121,922	$171,842

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended June 30, 2020 and December 31, 2019, and deferred revenue on distributor/strategic partner contracts.  Deferred revenue is the difference between the average selling price anticipated for the year ended 2020 and the actual price invoiced during the six months ended June 30, 2020.  There was no deferred revenue liability as of December 31, 2019.

5.    LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which could have been disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 6.91% at June 30, 2019.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans was outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and six months ended June 30, 2020, the Company recorded interest expense amounting to $8,524 and $17,048, and for both the three and six months ended June 30, 2019 the Company recorded interest expense amounting to $8,129, respectively, related to these costs. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after the  Term B Loan was made, the Company is required to make monthly payments of interest-only through April 2020. The interest-only period will be further extended through November 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Amended and Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Since the Company has complied with its obligations under the financial covenant revenue test through March 2020, commencing on November 1, 2020, the Company shall make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. All  unpaid principal and accrued and unpaid interest shall be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the three and six months ended June 30, 2020 and 2019, the Company recorded interest expense of $27,344 and $15,625, respectively, and $54,687 and $31,250, respectively, related to the final fee. The Term Loans are evidenced by  secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following at June 30, 2020:

Principal amount	$15,000,000
Less unamortized debt acquisition costs	(59,670)
Plus accrued final fee	183,594
Subtotal	15,123,924
Less Current maturities	(6,666,667)
Long-term debt net of current maturities	$8,457,257

Principal payments of long-term debt are due as follows during the year ended June 30th:

2021	$6,666,667
2022	8,333,333
Total	$15,000,000

Payroll Protection Program:

On April 13, 2020, the Company received approximately $1,411,000 in loan proceeds from the Payroll Protection Program (the "PPP") administered by the Small Business Administration (the "SBA") of the United States government. This program was established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). On April 29, 2020, following a reassessment of the Company's financial and operating position, including cash on hand and access to public capital markets, the Company repaid the PPP loan.

6.    COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal.

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

Litigation

The Company is from time to time subject to claims and litigation arising out of the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any significant legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement, the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the three months ended June 30, 2020 and 2019, the Company has recorded royalty costs of approximately $281,000 and $175,000, respectively. For the six months ended June 30, 2020 and 2019, the Company has recorded royalty costs of approximately $523,000 and $309,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2020 and 2019, per the terms of the license agreement, the Company has recorded royalty costs of approximately $467,000 and $292,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded royalty costs of approximately $871,000 and $515,000, respectively.

7.    LEASES

Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The provisions of this ASU require the Company to record a right-of-use asset and related lease liability related to their leases. Accordingly, the Company has adjusted its December 31, 2018 consolidated balance sheet to properly reflect the provisions of this ASU as discussed below.

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In the United States, in May 2020, the Company entered into a Nineteenth Amendment to Lease with the landlord which became effective May 1, 2020. This amendment expands the Company’s space to 20,821 square feet and extends the term of the lease to May 31, 2021. The Company’s base rent is approximately $34,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. The amendment also includes a one year renewal option. The base rent for the renewal term will increase by the greater of five percent or the increase in the Consumer Price Index. There were no lease incentives and no initial direct costs were incurred related to this lease amendment.

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

Initial Measurement of Right-Of-Use Asset and Lease Liability:

The Company's consolidated balance sheets reflects the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company’s incremental borrowing rate, which is 9.16%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of- use asset and related lease liability is as follows:

	June 30,	December 31,
	2020	2019
Right-of-use asset	$1,232,388	$1,070,762

Total lease liability	$1,232,388	$1,070,762
Less current portion	(417,699)	(428,083)
Lease liability, net of current portion	$814,689	$642,679

The maturities of the lease liabilities are as follows as of June 30, 2020:

2021	$417,699
2022	441,657
2023	77,046
2024	84,407
2025	92,471
Thereafter	119,108
Total	$1,232,388

For the three months ended June 30, 2020 and 2019, operating cash flows paid in connection with operating leases amounted to approximately $213,000 and $230,000, and $447,000 and $440,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term was 4.30 years and 4.01 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2020 and 2019 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 7,828,000 and 5,664,000 incremental shares at June 30, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.     SUBSEQUENT EVENTS

During the period from July 1, 2020 through July 31, 2020, the Company sold 242,367 shares of its common stock pursuant to the Amended Sale Agreement, at an average selling price of $10.27 per share, generating net proceeds of approximately $2,414,000 (see Note 3).

On July 21, 2020, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) for its HemoDefend™ platform, a development-stage technology designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply.  The USAMRAAA award, for up to $4,421,487, was granted to the Company in order to develop a highly efficient adsorber to remove anti-A and Anti-B antibodies from blood and plasma for transfusion. This Award is supported by the U.S. Department of Defense Peer Reviewed Medical Research Program (PRMRP)/Congressionally Directed Medical Research Program (CDMRP) under Contract No. W81XWH2010712.

On July 24, 2020, the Company completed the Offering pursuant to the terms of an Underwriting Agreement, dated as of July 21, 2020, by and among the Company and Cowen and Company, LLC and SVB Leerink LLC, as representatives of the several underwriters named therein. The Company issued and sold an aggregate of 6,052,631 shares of common stock in the Offering and received gross proceeds of approximately $57.5 million, before deducting the underwriting discounts and commissions and fees and expenses payable by the Company in connection with the offering.

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

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit ("ICU"), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union ("EU") as a safe and effective extracorporeal cytokine filter and is designed to reduce the "cytokine storm" that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively, and in January 2020, we received a further label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing cardiothoracic surgery requiring cardiopulmonary bypass. In May 2020, we received a label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the "FDA") granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement and free hemoglobin that can lead to post-operative complications, such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 100,000 human treatments to date in critical illnesses and in cardiac surgery. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. . The technology is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. We have numerous product candidates under development based upon this unique blood purification technology, including HemoDefend, ContrastSorb, DrugSorb, and others.

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

In addition, we now have more than 60 investigator-initiated studies and additional Company sponsored trials that are currently planned, enrolling or completed in Europe and elsewhere outside of the United States. We believe that these trials, which are conducted and supported by what we believe to be well-known university hospitals and KOLs, are the equivalent of Phase 3 and Phase 4 clinical studies. We believe they will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, trauma, and many other indications, and if successful, may be integral in helping to drive additional usage and adoption of CytoSorb.

In January 2020, we received CE-Mark label expansion approving the use of CytoSorb to remove the anti-platelet agent, ticagrelor, in cardiac patients during surgery requiring cardiopulmonary bypass.

In April 2020, we announced that the FDA has granted Emergency Use Authorization ("EUA") of CytoSorb for use in patients with COVID-19 infection. Under the EUA, we can make CytoSorb available, through commercial sales, to all hospitals in the United States for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the ICU with confirmed or imminent respiratory failure who have early acute lung injury or acute respiratory distress syndrome (“ARDS”), severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure, as described in FDA's authorization. Under the EUA, we plan to ramp up the availability of CytoSorb in a controlled manner, to clinical centers that will work with us to generate data and leverage our knowledge of how to use the device most effectively. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

In April 2020, we announced that the FDA has granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, FDA will work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval (PMA)) consistent with the FDA’s mission to protect and promote public health.

In May 2020, we received CE-Mark label expansion approving the use of CytoSorb for the removal of rivaroxaban, a widely-used Factor Xa inhibitor and novel oral anticoagulant, during cardiothoracic surgery requiring cardiopulmonary bypass. With this announcement, and the E.U. approval earlier this year to remove ticagrelor, for the same indication, CytoSorb is providing cardiac surgeons and perfusionists an easy-to-use and rapid new treatment option to help reduce the risk of serious and potentially fatal perioperative bleeding complications caused by these two drugs, in separate categories of blood thinners.

As of August 1, 2020, our European commercialization team included 84 people.

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 65 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. For example, in December 2019, we discontinued our distributor relationship with Dr. Reddy’s in South Africa. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

In February 2020, we announced an agreement with China Medical System Holdings Limited (“CMS”), a well-established, innovation-driven specialty pharma with a focus on sales and marketing in China and Asia, to bring CytoSorb to mainland China to treat critically-ill patients with COVID-19 coronavirus infection. Under the terms of the agreement, CytoSorbents and CMS partnered together to earn regulatory clearance to import CytoSorb into China under the “fast-track” review process established by the National Medical Products Administration of the People’s Republic of China (NMPA) to respond to the COVID-19 pandemic. CytoSorbents donated the initial CytoSorb devices and provided product, training, and support to CMS to introduce CytoSorb initially into four hospitals in the Wuhan, China area. The therapy was evaluated in 17 severe COVID-19 coronavirus patients with a systemic inflammatory response who were treated with either continuous renal replacement therapy (“CRRT”) or extracorporeal membrane oxygenation (“ECMO”). During the initial term of the agreement, CytoSorbents and CMS will explore the possibility for future commercial collaboration in China. The use of CytoSorb for the treatment of patients with severe COVID-19 coronavirus infection is considered exploratory in nature, and is currently not yet approved for commercial purposes in mainland China.

We have been working to expand the number and scope of our strategic partnerships. In September 2013, we entered into a distribution agreement with Biocon Ltd. (“Biocon”), India’s largest biopharmaceuticals company, under which Biocon was granted exclusive commercialization rights to the CytoSorb therapy in India and select emerging markets, initially focused on sepsis. Biocon committed to annual minimum purchases to maintain exclusivity. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator-initiated studies and patient case studies. Under the terms of the expanded partnership, the term of the distribution agreement was extended to December 2022. Biocon recently announced that CytoSorb has now received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.

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

In addition, in September 2017, we announced a partnership with Aferetica to provide dedicated, branded sorbent cartridges for use with Aferetica’s proprietary PerLife™ ex-vivo organ perfusion system, with the goal of rehabilitating or preserving the function solid organs destined for eventual transplant.  In July 2018, Aferetica and CytoSorbents debuted the PerLife™ system for organ preservation at the 27th International Congress of the Transplantation Society.  In July 2020, Aferetica received CE Mark registration of the system.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the PMA pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative CytoSorb use as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with 1-5 year mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future. The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018. On November 25, 2019 the Company announced a pause in enrollment for the REFRESH 2-AKI study. The study’s Data Monitoring Committee (the “DMC”) recommended this pause following a blinded, interim, milestone review of clinical study data.  The DMC requested that additional clinical data and data analysis, not pre-specified in the current version of the protocol, be provided by the Company. In addition, the Company appointed NAMSA as the new contract research organization (“CRO”) for the study to improve the monitoring of patient safety endpoints. As of November 25, 2019, the study had enrolled 153 patients at 25 initiated sites. Since then, the Company and its new CRO have completed a comprehensive program to re-monitor existing data, collect new data, and analyze the safety data from the 153 patients included in the trial to date.   These data were reviewed by the DMC resulting in a favorable opinion on safety, dated July 24, 2020, and the recommendation to resume the trial with only minor modifications. Based on multiple reports, we believe that clinical trial activity in the U.S. and in many countries abroad, with the exception of studies related to COVID-19, has slowed significantly due to the COVID-19 pandemic. Because of this, we currently do not have good visibility on when the REFRESH 2-AKI trial will resume, if at all. As an example, assuming a timely restart of the study in mid-year 2020 at the majority of our REFRESH 2-AKI trial sites, we believe we can reach a pre-specified interim analysis at 200 patients enrolled, where the DMC will evaluate the trial for safety and futility, by Q4 2020-Q1 2021. Assuming steady enrollment at our trial sites, we may be able to complete enrollment of the targeted 400 patients in the REFRESH 2-AKI study by the end of 2021. However, there can be no assurance the study will be restarted or will enroll patients in a timely manner. This may trigger business and/or clinical decisions on the trial based on factors such as the cost, timing, probability of success of the study, and other factors. Because of this, there can be no assurances that trial will continue or have a positive outcome. However, if the study is successful, we plan to submit a PMA application to the FDA in 2022 for U.S. regulatory approval.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018.  An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE study, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.”  As of March 31, 2020, the study has completed enrollment with 288 patients enrolled.  The current plan for analysis of the study data and issuance of topline data is expected for Q3 2020, with a full analysis of data expected to be reported in the second half of 2020.

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

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multicenter study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery.  Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as a standard of care to reduce the risk of heart attacks and strokes in patients with acute coronary syndromes. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, treated patients who require urgent or emergent cardiothoracic surgery may either proceed at high risk for severe perioperative bleeding (as high as 65% higher risk due to ticagrelor) or stay waiting for days in the hospital until the ticagrelor antithrombotic effect washes out.  Neither option is optimal since patients proceeding to surgery are at great risk for serious or even fatal bleeding and patients  waiting for washout are at risk of a thrombotic complications such as a stroke or heart attack, while delaying surgery and increasing hospitalization costs.  The benefits of CytoSorb in this setting are both clinical and economic.  In the publication in 2019 by Hassan et al, outcomes of 55 patients requiring emergent cardiac surgery while on ticagrelor or rivaroxaban therapy were evaluated according to the use of CytoSorb.  Antithrombotic (either ticagrelor or rivaroxaban) removal with CytoSorb was associated with significant reductions in operation time (-23%), red cell transfusions (-59%), platelet transfusions (-67%), need for re-operations to control bleeding (-100%) and shorter length of ICU stay (-41%). Importantly, these significant clinical benefits are expected to also result in substantial economic benefits.  This was demonstrated in the publication by Javanbakht et al. in 2019, that projected an average cost savings of £3,982 per patient (approximately $5,000 USD per patient), including the cost of the CytoSorb adsorber. The primary endpoint of the TISORB study is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. A protocol amendment was submitted to expand the population of eligible patients to now include patients requiring urgent cardiac surgery. These changes were approved by the UK Medicines and Healthcare products Regulatory Agency (MHRA) at the end of February 2020.  We intend to enroll thirty patients who received ticagrelor within 48 hours of undergoing emergent or urgent cardiothoracic surgery on cardiopulmonary bypass. As of May 1, 2020, we have initiated eight sites and one patient has been enrolled. However, due the COVID-19 pandemic, the trial has paused and not enrolled additional patients, and we cannot predict when the trial will resume.  In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. We have recently announced the plans to launch the Safe and Timely Antithrombotic Removal (STAR) Registry to capture real world use of CytoSorb for this indication. With the caveat of a potential second wave of COVID-19 this fall in mind, our intent is to launch the registry before the end of 2020. The registry will initially launch in Europe with the intent of expanding to the United States and rest of the territories where CytoSorb is available in the future.

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

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products include:

●	CytoSorb – an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
●	CytoSorb XL – an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide (LPS) endotoxin, from blood.
●	VetResQ – a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
●	HemoDefend-RBC – a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood. With the support of NHLBI, we plan to initiate a U.S. pivotal trial designed to support U.S. FDA approval, expected to begin by the end of 2020.
●	HemoDefend-BGA – a development-stage adsorber designed to enable “universal plasma”, or plasma that can be administered to anyone regardless of blood type, and to improve the safety of whole blood transfusions, by the rapid and efficient removal of anti-A and anti-B antibodies from these two blood products.
●	K+ontrol – a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
●	ContrastSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing CT imaging with contrast, or interventional radiology procedures such as cardiac catheterization. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
●	DrugSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
●	BetaSorb – a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

COVID-19 Business Update

A significant problem relating to the COVID-19 pandemic is that an increasing number of COVID-19 patients are developing life-threatening complications, such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. CytoSorb, has been used in more than 100,000 treatments as an approved treatment of cytokine storm in the European Union and is distributed in 65 countries around the world, where it has helped physicians control severe inflammation while helping to reverse shock and improve respiratory and other organ function.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020.  CytoSorb has now been used in approximately 1,200 COVID-19 patients to help treat cytokine storm and the related life-threatening complications in more than 30 countries. Based upon initial data and preliminary reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock, or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation.  CytoSorb has now received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.  CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In addition, CytoSorb is directly or indirectly recommended and/or approved in China (Handbook of COVID-19 Prevention and Treatment), Columbia (Expert consensus – Colombian Journal of Nephrology), Great Britain (Medtech Innovation Briefing published by NICE) and Germany (Treatment of severe COVID-19 courses in ICU medicine).

The use of CytoSorb has not been approved in the U.S. by FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted Emergency Use Authorization (“EUA”) of CytoSorb for use in U.S. patients infected with COVID-19. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure who have early acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. Before and after the announcement of the EUA, we had been contacted by many U.S. hospitals concerning the potential use of CytoSorb for patients infected with COVID-19. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 Infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

To meet the growing demand for CytoSorb worldwide, our manufacturing facility is currently running 24 hours a day, seven days a week and is contemplating adding additional teams per shift to reach full capacity.

Government Grants

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the Defense Health Agency, the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”), and others.

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

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of June 30, 2020, we received approximately $640,000 and have approximately $79,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of June 30, 2020, we received approximately $999,871 and no further funding remains under this contract. Our performance under this contract has been completed.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of June 30, 2020 we received approximately $1,475,000 in funding under this contract and have approximately $1,496,000 remaining under this contract.  Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of June 30, 2020 we received approximately $486,000 in funding and have approximately $2,474,000 remaining under this contract.

In June 2020, the Company was awarded a Defense Health Agency Small Business Technology Transfer (STTR) Phase III contract, to advance its HemoDefend-BGA plasma and whole blood adsorber to human clinical trials.  The program, entitled “Development of a Highly Efficient Adsorber to Remove Anti-A and Anti-B Antibodies from Blood and Plasma for Transfusion,” is being funded by the U.S. Army Medical Research and Development Command (USAMRDC) office of the Congressionally Directed Medical Research Programs (CDMRP) (award number W81XWH20C0050)  provides for maximum funding of approximately $2,897,000 over a two-year period.  As of June 30, 2020 we received no funding and have approximately $2,897,000 remaining under this contract.

In July 2020, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) for its HemoDefend™ platform, a development-stage technology designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply.  The USAMRAAA award, for up to approximately $4,421,000, was granted to the Company in order to develop a highly efficient adsorber to remove anti-A and Anti-B antibodies from blood and plasma for transfusion. This Award is supported by the U.S. Department of Defense Peer Reviewed Medical Research Program (PRMRP)/Congressionally Directed Medical Research Program (CDMRP) under Contract No. W81XWH2010712.

Comparison for the three months ended June 30, 2020 and 2019:

Revenues:

Revenue from product sales was approximately $9,520,000 in the three months ended June 30, 2020, as compared to approximately $5,850,000 in the three months ended June 30, 2019, an increase of approximately $3,670,000, or 63%. This increase was driven by an increase in direct sales of approximately $1,715,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $1,955,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $667,000 for the three months ended June 30, 2020.  Though difficult to quantitate, we estimate that approximately $2.4 to $2.6 million of total product sales in the second quarter of 2020 was due to the demand for CytoSorb to treat COVID-19 patients. In addition, sales were negatively impacted by approximately $156,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar.  For the three months ended June 30, 2020, the average exchange rate of the Euro to the U.S. dollar was $1.10 as compared to an average exchange rate of $1.12 for the three months ended June 30, 2019.

Grant income was approximately $275,000 for the three months ended June 30, 2020 as compared to approximately $382,000 for the three months ended June 30, 2019, a decrease of approximately $107,000 or 28%.  This decrease was a result of delays in grant related work caused by the COVID-19 pandemic as our research and development employees have either been deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb.

Total revenues were approximately $9,795,000 for the three months ended June 30, 2020, as compared to total revenues of approximately $6,233,000 for the three months ended June 30, 2019, an increase of approximately $3,562,000, or 57%.

Cost of Revenues:

For the three months ended June 30, 2020 and 2019, cost of revenue was approximately $3,250,000 and $1,834,000, respectively, an increase of approximately $1,416,000. Product cost of revenues increased approximately $1,490,000 during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily as a result of increased sales.  Product gross margins were approximately 70% for the three months ended June 30, 2020 and approximately 76% for the three months ended June 30, 2019.  The decrease in gross margin was due to an increase in percent contribution of lower margin distributor sales and certain costs associated with the rapid ramp-up of production during the three months ended June 30, 2020.

Research and Development Expenses:

For the three months ended June 30, 2020, research and development expenses were approximately $2,406,000 as compared to research and development expenses of approximately $2,930,000 for the three months ended June 30, 2019.  The decrease of approximately $524,000 was due to a decrease in our clinical trial costs of approximately $602,000, which is due primarily to the pause in our Company-sponsored clinical trials as a result of hospital restrictions due to the COVID-19 pandemic and a decrease in non-grant related research and development costs of approximately $40,000.  These decreases were offset by a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $74,000, which had the effect of increasing the amount of our non-reimbursable research and development costs, and an increase in non-clinical research and development salary related costs of approximately $44,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $846,000 for the three months ended June 30, 2020, as compared to approximately $592,000 for the three months ended June 30, 2019.  The increase of approximately $254,000 was due to an increase in employment agency fees of approximately $71,000 related to the hiring of senior level personnel, an increase in legal fees of approximately $177,000 related certain corporate initiatives and an increase in accounting fees of approximately $25,000.  These increases were offset by a decrease in consulting fees of approximately $19,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $6,591,000 for the three months ended June 30, 2020, as compared to approximately $4,507,000 for the three months ending June 30, 2019, an increase of $2,084,000.   This increase is related to an increase in salaries, commissions and related costs of approximately $1,872,000, an increase in royalty expenses of approximately $281,000 due to the increase in product sales, and an increase in non-cash restricted stock expense of approximately $79,000 related to restricted stock units granted to the Company’s executive officers, an increase in non-cash stock compensation expense of approximately $901,000. These increases were offset by a decrease in travel and entertainment expenses of approximately $78,000, a decrease in sales and marketing expenses, which include advertising and conference attendance of approximately $483,000 and a decrease in office supplies and other general and administrative costs of approximately $488,000.

Interest Expense, net:

For the three months ended June 30, 2020, interest expense was approximately $274,000, as compared to interest expense of approximately $215,000 for the three months ended June 30, 2019. This increase in interest expense of approximately $59,000 was primarily a result of the additional interest incurred related to the drawdown of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2020, the gain on foreign currency transactions was approximately $705,000 as compared to a gain of approximately $297,000 for the three months ended June 30, 2019. The 2020 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2020 as compared to March 31, 2020.  The spot exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at June 30, 2020, as compared to $1.10 per Euro at March 31, 2020.  The 2019 gain was directly related to the increase in the spot exchange rate of the Euro at June 30, 2019 as compared to March 31, 2019.  The spot exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at June 30, 2019, as compared to $1.12 per Euro at March 31, 2019.

Comparison for the six months ended June 30, 2020 and 2019:

Revenues:

Revenue from product sales was approximately $17,676,000 in the six months ended June 30, 2020, as compared to approximately $10,427,000 in the six months ended June 30, 2019, an increase of approximately $7,249,000, or 70%. This increase was driven by an increase in direct sales of approximately $4,143,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $3,106,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $667,000 for the six months ended June 30, 2020.  Though difficult to quantitate, we estimate that approximately $3.9 to $4.3 million of total product sales in the six months ended June 30, 2020 was due to the demand for CytoSorb to treat COVID-19 patients. In addition, sales were negatively impacted by approximately $393,000 as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar.  For the six months ended June 30, 2020, the average exchange rate of the Euro to the U.S. dollar was $1.10 as compared to an average exchange rate of $1.13 for the six months ended June 30, 2019.

Grant income was approximately $826,000 for the six months ended June 30, 2020 as compared to approximately $997,000 for the six months ended June 30, 2019, a decrease of approximately $171,000 or 17%.  This decrease was a result of delays in grant related work caused by the COVID-19 pandemic as our research and development employees have either been deployed to work-from-home status or reassigned to assist in activities related to increasing production of CytoSorb.

Total revenues were approximately $18,502,000 for the six months ended June 30, 2020, as compared to total revenues of approximately $11,424,000 for the six months ended June 30, 2019, an increase of approximately $7,078,000, or 62%.

Cost of Revenues:

For the six months ended June 30, 2020 and 2019, cost of revenue was approximately $5,635,000 and $3,573,000, respectively, an increase of approximately $2,062,000, primarily due to increased sales.  Product gross margins were approximately 72% for the six months ended June 30, 2020 and approximately 75% for the six months ended June 30, 2019. The decrease in gross margin was due to an increase in percent contribution of lower margin distributor sales and certain costs associated with the rapid ramp-up of production during the six months ended June 30, 2020.

Research and Development Expenses:

For the six months ended June 30, 2020, research and development expenses were approximately $4,371,000 as compared to research and development expenses of approximately $5,348,000 for the six months ended June 30, 2019.  The decrease of approximately $977,000 was due to a decrease in our clinical trial costs of approximately $1,361,000, which was due primarily to the pause in our Company-sponsored clinical trials as a result of hospital restrictions due to the COVID-19 pandemic and a decrease in non-grant related research and development costs of approximately $31,000.  These decreases were offset by a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $213,000, which had the effect of increasing the amount of our non-reimbursable research and development costs, an increase in new product development costs of approximately $87,000, and an increase in non-clinical research and development salary related costs of approximately $115,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $1,365,000 for the six months ended June 30, 2020, as compared to approximately $1,154,000 for the six months ending June 30, 2019.  The increase of approximately $211,000 was due to an increase in employment agency fees of approximately $102,000 related to the hiring of senior level personnel, an increase in legal fees of approximately $80,000 related certain corporate initiatives and an increase in accounting fees of approximately $57,000.  These increases were offset by a decrease in consulting fees of approximately $28,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $12,908,000 for the six months ended June 30, 2020, as compared to $9,265,000 for the six months ended June 30, 2019, an increase of $3,643,000.  This increase is related to an increase in salaries, commissions and related costs of approximately $2,373,000, an increase in royalty expenses of approximately $569,000 due to the increase in product sales, and an increase in non-cash restricted stock expense of approximately $295,000 related to restricted stock units granted to the Company’s executive officers, an increase in non-cash stock compensation expense of approximately $1,403,000. These increases were offset by a decrease in travel and entertainment expenses of approximately $238,000, a decrease in sales and marketing expenses, which include advertising and conference attendance of approximately $437,000 and a decrease in office supplies and other general and administrative costs of approximately $322,000.

Interest Expense, net:

For the six months ended June 30, 2020, interest expense was approximately $579,000, as compared to interest expense of approximately $420,000 for the six months ended June 30, 2019. This increase in interest expense of approximately $159,000 was primarily a result of the additional interest incurred related to the draw down of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2020, we had an accumulated deficit of approximately $195,109,000, which included losses of approximately $6,320,000 and $8,431,000 for the six-month periods ended June 30, 2020 and 2019, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At June 30, 2020, we had current assets of approximately $41,948,000 including cash on hand of approximately $35,114,000 and current liabilities of approximately $15,664,000. On July 24, 2020, the Company closed the sale of approximately 6,052,631 shares of its Common Stock and received gross proceeds of approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the offering, received total net proceeds of approximately $54,000,000. In early July 2020, the Company received approximately $2,414,000 in proceeds related to the sale of shares pursuant to the Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 31, 2019, the Company executed an Amendment to its Loan Agreement with Bridge Bank and, simultaneous with this Amendment, received $5 million in proceeds from an additional term loan.  In addition, the Amendment extended the interest-only period of the loan through October 2020.  Monthly principal payments of approximately $833,000 commence in November 2020.

We believe that we have sufficient cash to fund our operations well into the future.

COVID-19 Impact on Financial Results

First half 2020 product revenues were positively impacted by underlying strength in our critical care and cardiac surgery business, and the use of CytoSorb to treat critically-ill COVID-19 patients in the ICU.  Though difficult to quantitate, we estimate that approximately $2.4 million to $2.6 million of our second quarter 2020 revenues and $3.9 million to $4.3 million of our year-to-date revenues were related to COVID-19.   Given the order patterns we are currently experiencing, we expect that the COVID-19 pandemic will continue to have a positive impact on product revenues in the third quarter of 2020.  This may change with containment of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $667,000 for the three months ended June 30, 2020.

We are continuing to receive inquiries and orders for CytoSorb.  However, at this time, we cannot predict the overall impact this will have on our product sales during the remainder of 2020.

As the impact of the COVID-19 pandemic eases, we may experience a decrease in revenue in the second half of 2020 as compared to the first half of 2020 as the impact of this catalyst for revenue growth is reduced.

Grant revenues have been negatively impacted by the COVID-19 pandemic.  Our research and development employees have either been deployed to work-from-home status or reassigned to assist production activities to increase production of CytoSorb.   This may reduce grant revenue until such time as the pandemic is over; however, this is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients and this has resulted in the temporary pause in enrollment of our TISORB study in the United Kingdom and other clinical trials in Europe.  Together with the previously disclosed pause in enrollment of our REFRESH 2 trial, this has resulted in an approximately $525,000 reduction in our second quarter and a $1,500,000 reduction in our year to date clinical trial expenses which has a corresponding reduction in our reported operating loss and quarterly cash burn.  These clinical trial activities are expected to resume to normal levels as the impact of the COVID-19 pandemic eases.

There has been an approximately $400,000 reduction in our second quarter and a $650,000 reduction in our year to date 2020 selling, general, and administrative expenses due to the restrictions on travel and the cancelling of medical and investor conferences during the pandemic.  This is also a temporary situation.

There has been no adverse impact on our ability to access capital. Subject to contractual lock-ups, we have the ability to access capital through our ATM facility and through the equity markets, if needed.  There has also been no adverse impact on our ability to comply with the covenants associated with our debt facility with Bridge Bank.  We do not expect that this will change materially in the near future.

Contractual Obligations

In May 2020, the Company entered into a Nineteenth Amendment to Lease with the landlord which became effective May 1, 2020.  This amendment expands the Company’s space to 20,821 square feet and extends the term of the lease to May 31, 2021.  The Company’s base rent is approximately $34,000 per month.  In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month.  The amendment also includes a one year renewal option.  The base rent for the renewal term will increase by the greater of five percent or the increase in the Consumer Price Index.

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

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $54.0 million. As a result of the Offering, the Company’s cash balance increased to approximately $89.0 million, which the Company expects will fund the Company’s operations well beyond the next twelve months.  As a result, the Company has determined that the going concern risk has been eliminated.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2020, we had current assets of approximately $41,948,000, including cash on hand of approximately $35,114,000 and current liabilities of approximately $15,664,000. For six months ended June 30, 2020, our cash burn was approximately $2,273,000.  Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We may require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including:

●	rate of sales growth and adoption of our products in the marketplace;
●	product gross margin;
●	continued progress and cost of our research and development programs;
●	progress and costs associated with pre-clinical studies and clinical studies;
●	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;
●	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
●	costs related to business development activities;
●	costs of developing sales, marketing and distribution channels;
●	market acceptance and reimbursement of our products; and
●	cost for training physicians and other health care personnel.

We have an effective shelf registration statement  dated July 26, 2018 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units.  As of July 31, 2020, $50 million of the total shelf amount was allocated to our ATM facility, of which approximately $22 million remains available.  In addition, as a result of our $57.5 million July 24, 2000 equity raise,  the amount remaining on the existing shelf registration statement is approximately $42.5 million.

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $54.0 million

On July 9, 2019 we entered into an Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc., which we amended in April 2020 (as amended the “Sale Agreement”).  Pursuant to the Sale Agreement we may offer to sell, from time to time shares of our common stock, up to a maximum of $50,000,000.  During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the six months ended June 30, 2020, the Company sold 3,868,258 shares pursuant to the Sale Agreement, at an average selling price of $6.41 per share, generating net proceeds of approximately $24,062,000. During the period from July 1, 2020 through July 31, 2020, the Company sold 242,367 shares pursuant to the Sale Agreement, at an average selling price of $10.27 per share, generating net proceeds of approximately $2,414,000. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27,238,000.

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

Despite the foregoing, we may require additional financing in the future. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies has affected and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, the manufacturing of our lead product, CytoSorb, the commercialization of CytoSorb and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to CytoSorb and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. In particular, due to delays resulting from impacts of the COVID-19 pandemic, analysis of the study data and issuance of the study report for the 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis is now anticipated to be completed in the second half of 2020 (rather than by mid-2020 that we initially anticipated), with top-line data potentially this quarter, and there may be further delays in patient enrollment in the REFRESH 2, TISORB, and CYTATION clinical trials. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed certain research and development activities that were temporarily suspended as a result of the COVID-19 pandemic. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Although historically we have been a research and development company, we are in the process of commercializing our products. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities and have generated limited revenues to date. With the launch of our CytoSorb product in the EU and elsewhere, there can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in balancing development, which include unanticipated problems relating to testing, product registration, regulatory compliance and manufacturing, with commercialization, which includes problems with market adoption, reimbursement, marketing problems and additional costs. Our products and product candidates will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. Although we believe we are currently well-capitalized, we may need to raise additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by our CE Mark. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

As of August 1, 2020, we had 156 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated employment agreements with Dr. Chan, Mr. Capponi, and Ms. Bloch that expire on December 31, 2021, and provide thereafter for annual renewals of the contract, unless either party provides written notice of non-renewal at least 60 days prior to renewal.  On April 12, 2020, we entered into an employment agreement with Dr. Deliargyris, that expires on December 31, 2021. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even with CE mark approval for our CytoSorb device as a cytokine filter, our products and product candidates may not achieve market acceptance in the countries that recognize and accept the CE mark. Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE mark. There is no guarantee that we will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

●	the receipt of regulatory clearance of marketing claims for the uses that we are developing;
●	the establishment and demonstration of the advantages, safety and efficacy of our polymer technology;
●	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;
●	the development by our competitors of products or product candidates that are similar or identical to ours;
●	our ability to attract corporate partners, including medical device companies, to assist in commercializing our products; and
●	our ability to effectively market our products.

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

Our future success is also dependent in part on the strength of our intellectual property, trade secrets and know-how, which have been developed from years of research and development. In addition to the previously settled “Purolite” litigation discussed below, we may be exposed to additional future litigation by third parties seeking to challenge the validity of our rights based on claims that our technologies, products or activities infringe the intellectual property rights of others or are invalid, or that we have misappropriated the trade secrets of others.

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

We previously engaged in discussions with the Brotech Corporation and its affiliate, Purolite International, Inc. (collectively referred to as “Purolite”), which had demonstrated a strong interest in being our polymer manufacturer. For a period of time beginning in December 1998, Purolite engaged in efforts to develop and optimize the manufacturing process needed to produce our polymer products on a commercial scale. However, the parties eventually decided not to proceed. In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of our products through 2024, after which time no royalties will be due under this settlement agreement.

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

Furthermore, if:

●	we are not able to obtain re-certification for CytoSorb’s current use;
●	we are not able to do so in time before the existing certificate expires;
●	CytoSorb does not meet the new (and more stringent) requirements under the Medical Devices Regulation; or
●	any variation in the uses for which the CE Mark has been affixed CytoSorb requires us to perform further research or to modify the technical documentation required to affix the CE Mark, our revenues and operating results could be adversely affected and our reputation could be harmed.

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

We have limited manufacturing experience, and once our products are approved, we may not be able to manufacture sufficient quantities at an acceptable cost or quality, or without shut-downs or delays.

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

In the second quarter of 2018 we quadrupled our manufacturing capabilities upon the official completion of the expansion of our CytoSorb manufacturing facility in New Jersey. In connection with the increased demand for the CytoSorb device to treat COVID-19 patients, our commercial distributions of CytoSorb has been, and may continue to be, delayed. In an attempt to reduce such delays, we have scaled, and will likely need to continue to scale up and increase our manufacturing capabilities in the future. In the event of any unforeseen additional increase in short- or long-term demand for CytoSorb or any of our other products, our commercial distributions could be further delayed significantly as we establish alternative supply sources within our budget. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities, do so at an acceptable cost or quality, or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

Due to our limited marketing, sales and distribution experience, we may be unsuccessful in our efforts to sell our products.

We expect to enter into agreements with third parties for the commercial marketing, and distribution of our products. There can be no assurance that parties we may engage to market and distribute our products will:

●	satisfy their financial or contractual obligations to us;
●	adequately market our products; or
●	not offer, design, manufacture or promote competing products.

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

Our common stock closed as high as $10.59 and as low as $3.77 per share between January 1, 2020 and June 30, 2020 on Nasdaq. On July 31, 2020, the closing price of our common stock, as reported on Nasdaq, was $9.57.  Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

●	fluctuations in our operating results;
●	announcements of product releases by us or our competitors;
●	announcements of acquisitions and/or partnerships by us and our competitors; and
●	general market conditions.

There is no assurance that the price of our common stock will not continue to be volatile.

Directors, executive officers and principal stockholders own a significant percentage of the shares of common stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of June 30, 2020, two shareholders hold 11.7% of our shares and our directors and officers hold 4.9% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 63,188,000 shares remain available for issuance as of June 30, 2020 and may be issued by us without stockholder approval.

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

After giving effect to our merger into our wholly-owned Delaware subsidiary, provisions of our certificate of incorporation, as amended and restated, and bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares, and may also frustrate or prevent any attempt by stockholders to change the direction or management of us. For example, these provisions:

●	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;
●	eliminate the ability of stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent; and
●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

10.1	Nineteenth Amendment to Lease Agreement by and between the Registrant and Princeton Corporate Plaza, LLC, dated April 16, 2020.
10.2

Employment Agreement by and between the Registrant and Efthymios Deliargyris, M.D., dated April 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020).

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 4, 2020	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2020	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)