Form 10-Q
period 2020-09-30
Cytosorbents Corp
filed 2020-11-04
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Or

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7 Deer Park Drive, Suite K
Monmouth Junction, New Jersey	08852
(Address of principal executive offices)	(Zip Code)

(732) 329-8885

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	CTSO	Nasdaq Capital Market

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

As of November 2, 2020 there were 43,175,685 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$87,978,343	$12,232,418
Grants and accounts receivable, net of allowance for doubtful accounts of $69,640 at September 30, 2020 and $145,313 at December 31, 2019	5,797,306	4,467,087
Inventories	2,024,934	2,113,897
Prepaid expenses and other current assets	1,002,401	2,088,127
Total current assets	96,802,984	20,901,529

Property and equipment, net	2,077,542	1,925,325
Right of use asset	1,131,915	1,070,762
Other assets	4,269,637	3,484,894
Total Assets	$104,282,078	$27,382,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,386,361	$2,039,222
Current maturities of long-term debt	9,166,667	1,666,666
Lease liability – current portion	432,423	428,083
Accrued expenses and other current liabilities	5,370,857	5,802,296
Total current liabilities	17,356,308	9,936,267

Long term debt, net of current maturities and debt issuance costs	5,993,125	13,385,522
Lease liability, net of current portion	699,492	642,679
Total Liabilities	24,048,925	23,964,468
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,175,685 and 32,616,107 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	43,176	32,616
Additional paid-in capital	276,656,202	191,648,907
Accumulated other comprehensive income (loss)	(517,302)	525,978
Accumulated deficit	(195,948,923)	(188,789,459)
Total Stockholders’ Equity	80,233,153	3,418,042
Total Liabilities and Stockholders’ Equity	$104,282,078	$27,382,510

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
CytoSorb sales	$10,245,642	$5,648,463	$27,852,940	$16,008,659
Other sales	—	80,000	69,000	146,800
Total product sales	10,245,642	5,728,463	27,921,940	16,155,459
Grant income	300,970	366,544	1,126,885	1,363,703
Total revenue	10,546,612	6,095,007	29,048,825	17,519,162
Cost of revenue	2,890,382	1,696,274	8,524,991	5,269,228
Gross margin	7,656,230	4,398,733	20,523,834	12,249,934
Other expenses:
Research and development	1,753,455	3,185,105	6,124,780	8,533,342
Legal, financial and other consulting	580,067	733,297	1,944,930	1,886,851
Selling, general and administrative	7,282,357	6,107,877	20,190,193	15,372,476
Total expenses	9,615,879	10,026,279	28,259,903	25,792,669
Loss from operations	(1,959,649)	(5,627,546)	(7,736,069)	(13,542,735)

Other income/(expense):
Interest expense, net	(260,617)	(301,972)	(839,972)	(721,703)
Gain (loss) on foreign currency transactions	1,380,537	(955,543)	1,416,577	(1,051,854)
Total other income (expense), net	1,119,920	(1,257,515)	576,605	(1,773,557)

Net loss before benefit from income taxes	(839,729)	(6,885,061)	(7,159,464)	(15,316,292)
Benefit from income taxes	—	—	—	—

Net loss attributable to common shareholders	$(839,729)	$(6,885,061)	$(7,159,464)	$(15,316,292)

Basic and diluted net loss per common share	$(0.02)	$(0.21)	$(0.19)	$(0.48)
Weighted average number of shares of common stock outstanding	41,593,218	32,365,700	37,350,564	32,189,430

Net loss	$(839,729)	$(6,885,061)	$(7,159,464)	$(15,316,292)
Other comprehensive income (loss):
Currency translation adjustment	(1,047,749)	811,763	(1,043,280)	868,243
Comprehensive loss	$(1,887,478)	$(6,073,298)	$(8,202,744)	$(14,448,049)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020	36,811,870	$36,812	$218,864,425	$530,447	$(195,109,194)	$24,322,490
Stock based compensation - employees, consultants and directors	—	—	1,088,173	—	—	1,088,173
Issuance of common stock, net of fees	6,294,998	6,295	56,195,080	—	—	56,201,375
Other comprehensive (loss): foreign translation adjustment	—	—	—	(1,047,749)	—	(1,047,749)
Proceeds from exercise of stock options	35,823	36	179,716	—	—	179,752
Issuance of restricted stock units	32,994	33	328,808	—	—	328,841
Net loss	—	—	—	—	(839,729)	(839,729)
Balance at September 30, 2020	43,175,685	$43,176	$276,656,202	$(517,302)	$(195,948,923)	$80,233,153

Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042
Stock based compensation - employees, consultants and directors	—	—	2,863,805	—	—	2,863,805
Issuance of common stock, net of fees	10,163,256	10,163	80,203,845	—	—	80,214,008
Other comprehensive income: foreign translation adjustment	—	—	—	(1,043,280)	—	(1,043,280)
Proceeds from exercise of stock options	298,075	298	1,281,964	—	—	1,282,262
Cashless exercise of stock options	10,519	11	(11)	—	—	—
Issuance of restricted stock units	87,728	88	657,692	—	—	657,780
Net loss	—	—	—	—	(7,159,464)	(7,159,464)
Balance at September 30, 2020	43,175,685	$43,176	$276,656,202	$(517,302)	$(195,948,923)	$80,233,153

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at June 30, 2019	32,303,231	32,303	189,120,749	344,655	(177,955,046)	11,542,661
Stock based compensation - employees, consultants and directors	—	—	802,334	—	—	802,334
Other comprehensive income: foreign translation adjustment	—	—	—	811,763	—	811,763
Proceeds from exercise of stock options	86,600	87	312,159	—	—	312,246
Issuance of restricted stock units	32,432	32	237,697	—	—	237,729
Fees related to Open Market Sales Agreement	—	—	(87,881)	—	—	(87,881)
Net loss	—	—	—	—	(6,885,061)	(6,885,061)
Balance at September 30, 2019	32,422,263	$32,422	$190,385,058	$1,156,418	$(184,840,107)	$6,733,791

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600
Stock based compensation - employees, consultants and directors	—	—	1,174,755	—	—	1,174,755
Other comprehensive income: foreign translation adjustment	—	—	—	868,243	—	868,243
Proceeds from exercise of stock options	171,134	172	728,335	—	—	728,507
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Issuance of restricted stock units	84,249	84	663,284	—	—	663,368
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Fees related to Open Market Sales Agreement	—	—	(87,881)	—	—	(87,881)
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Net loss	—	—	—	—	(15,316,292)	(15,316,292)
Balance at September 30, 2019	32,422,263	$32,422	$190,385,058	$1,156,418	$(184,840,107)	$6,733,791

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,159,464)	$(15,316,292)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation	994,981	1,006,960
Depreciation and amortization	494,996	414,115
Amortization of debt costs	107,604	79,338
Bad debt recoveries	(77,636)	(44,186)
Stock-based compensation	2,863,805	1,174,755
Foreign currency transaction (gain) loss	(1,416,577)	1,051,854
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,083,938)	408,783
Inventories	128,727	(964,478)
Prepaid expenses and other current assets	1,104,461	(43,645)
Other assets	—	4,047
Accounts payable and accrued expenses	(512,439)	(405,820)
Net cash used by operating activities	(4,555,480)	(12,634,569)

Cash flows from investing activities:
Purchases of property and equipment	(546,389)	(557,411)
Payments for patent costs	(863,693)	(559,483)
Net cash used by investing activities	(1,410,082)	(1,116,894)

Cash flows from financing activities:
Equity contributions-net of fees	80,214,008	—
Fees related to equity facility	—	(87,881)
Proceeds from long-term debt	1,410,900	5,000,000
Repayment of long-term debt	(1,410,900)	—
Payment of debt acquisition costs	—	(4,212)
Proceeds from exercise of stock options	1,282,262	728,507
Proceeds from exercise of warrants	—	1,768,491
Net cash provided by financing activities	81,496,270	7,404,905
Effect of exchange rates on cash	215,217	(44,336)
Net change in cash and cash equivalents	75,745,925	(6,390,894)

Cash and cash equivalents - beginning of period	12,232,418	22,368,837
Cash and cash equivalents - end of period	$87,978,343	$15,977,943

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$883,857	$732,537

Supplemental disclosure of non-cash financing activities
Settlement of accrued bonuses with restricted stock units	$657,780	$425,639

See accompanying notes to financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2020

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. The results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Prior to June 30, 2020, the Company's consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. See Note 3. As of September 30, 2020, the Company’s cash balance was approximately $88.0 million, which the Company expects will fund the Company’s operations well beyond the next twelve months. As a result, the Company has determined that the going concern risk has been eliminated.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in critically-ill and cardiac surgery patients around the world. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. which is responsible for the management of our clinical trial activities in the United Kingdom. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011, and is currently being marketed and distributed in sixty-six countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval ) consistent with the FDA’s mission to protect and promote public health.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of CytoSorbents Europe GmbH, for which the Euro is the functional currency, are included in operations.  Foreign currency transaction gain (loss) included in net loss amounted to approximately $1,381,000 and $(956,000) for the three months ended September 30, 2020 and 2019, respectively. Foreign currency transaction gain (loss) included in net loss amounted to approximately $1,417,000 and $(1,052,000) for the nine months ended September 30, 2020 and 2019, respectively.  The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At September 30, 2020 and December 31, 2019, the Company’s inventory was comprised of finished goods, which amounted to $637,735 and $305,452, respectively; work in process which amounted to $1,137,834 and $1,523,923, respectively; and raw materials, which amounted to $249,365 and $284,522, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $32,000 and $70,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $118,000 and $215,000 for the nine months ended September 30, 2020 and 2019, respectively, and are included in selling, general, and administrative expenses on the consolidated statements of operations.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2020 or December 31, 2019. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of September 30, 2020, one distributor accounted for approximately 20% of outstanding grants and accounts receivable.  As of December 31, 2019, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivables. For the three months ended September 30, 2020, one distributor accounted for approximately 13% of the Company's total revenue. For the nine months ended September 30, 2020, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue. For the three and nine months ended September 30, 2019, no agency, distributor, or direct customer represented more than 10%of the Company’s total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $188,000 and $133,000, respectively, for the three months ended September 30, 2020 and 2019, and $471,000 and $491,000, respectively, for the nine months ended September 30, 2020 and 2019.

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

July 24, 2020 Offering

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the "Offering"). The Company completed the Offering pursuant to the terms of an Underwriting Agreement, dated as of July 21, 2020, by and among the Company and Cowen and Company, LLC and SVB Leerink LLC, as representatives of the several underwriters named therein. The Company received gross proceeds of approximately $57.5 million from the Offering. After deducting the underwriting discounts and commissions and fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $53.8 million.

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

Subject to the terms of the Amended Sales Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to  pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock under the Amended Sales Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the nine months ended September 30, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26,476,000. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27,238,000. In addition, during the nine months ended September 30, 2020, the Company paid approximately $49,000 in expenses related to the Amended Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $1,088,000 and $802,000 for the three months ended September 30, 2020 and 2019, and approximately $2,864,000 and $1,175,000 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2019	4,218,189	$6.16	7.0
Granted	1,593,825	$6.18	9.3
Forfeited	(31,644)	$7.33	—
Expired	(224,047)	$5.60	—
Exercised	(321,375)	$4.35	—
Outstanding, September 30, 2020	5,234,948	$6.36	7.4

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.68 to $10.58 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 64.8 percent to 69.8 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 0.28 to 0.36 percent) for the term of the stock option.

The intrinsic value is calculated at the difference between the market value as of September 30, 2020 of $7.975 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2020	Price	Life (Years)	Value
$2.65 - $14.50	5,234,948	$6.36	7.4	$9,210,292

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2020	Price	Value
3,180,106	$6.15	$6,104,740

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2019	1,183,790	$4.49
Granted	1,593,825	$3.74
Forfeited	(31,641)	$3.75
Vested	(691,135)	$4.26
Non-vested, September 30, 2020	2,054,842	$4.00

As of September 30, 2020, the Company had approximately $3,233,000 of total unrecognized compensation cost related to stock options which will be expensed over 30 months.

On February 28, 2020, the Board of Directors granted options to purchase 1,041,325 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2020 operations. Once awarded, these options will vest in four equal traunches, the first traunch vesting on the date of the award. The grant date fair value of these unvested options amounted to approximately $6,279,000. Based upon an assessment by management, which was reviewed with the Board of Directors, as of September 30, 2020, the Company met approximately 62.5% of these milestones, and accordingly we have recorded $419,000 and $616,000 in stock option expense related to these options in the three and nine months ended September 30, 2020, respectively.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to certain employees of the Company.  These  specific restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company's Amended and Restated 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988
Granted	—	120,000	158,700	278,700
Forfeited	—	—	(25,250)	(25,250)
September 30, 2020	277,200	724,500	1,338,500	2,340,200	$18,663,095

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss  for the three and nine months ended September 30, 2020 and 2019.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2016. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2020 and 2019, the Company recorded a charge (credit) of approximately $0 and $96,000, and $(23,000) and  $298,000, related to these restricted stock unit awards , respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2020 and 2019, the Company recorded a charge of approximately $12,000 and $15,000 , and $22,000 and $34,000, related to these restricted stock unit awards , respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and nine months ended September 30, 2020 and 2019, the Company recorded a charge of approximately $256,000 and $103,000 and $461,000 and $525,000, related to these restricted stock unit awards , respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2019. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and nine months ended September 30, 2020 and 2019, the Company recorded a charge of approximately $84,000 and $0 and $535,000 and $0, related to these restricted stock unit awards , respectively.

The following table is a summary of the activity related to these restricted stock units during the nine months ended September 30, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2020	167,872	$7.52
Granted	168,100	$6.03
Vested	(162,000)	$7.05
Non-vested, September 30, 2020	173,972	$6.52

Warrants:

As of September 30, 2020, the Company had no warrants outstanding.

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$222,300	$39,200	$—	$261,500
Germany	4,818,029	—	—	4,818,029
All other countries	1,293,829	3,872,284	—	5,166,113
Total product revenue	6,334,158	3,911,484	—	10,245,642
Grant and other income:
United States	—	—	300,970	300,970

Total revenue	$6,334,158	$3,911,484	$300,970	$10,546,612

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$80,000	$—	$—	$80,000
Germany	3,445,632	—	—	3,445,632
All other countries	745,888	1,456,943	—	2,202,831
Total product revenue	4,271,520	1,456,943	—	5,728,463
Grant and other income:
United States	—	—	366,544	366,544

Total revenue	$4,271,520	$1,456,943	$366,544	$6,095,007

The following table disaggregates the Company's revenue by customer type and geographic area for the nine months ended September 30, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$957,800	$39,200	$—	$997,000
Germany	14,271,239	—	—	14,271,239
All other countries	3,767,521	8,886,180	—	12,653,701
Total product revenue	18,996,560	8,925,380	—	27,921,940
Grant and other income:
United States	—	—	1,126,885	1,126,885
Total revenue	$18,996,560	$8,925,380	$1,126,885	$29,048,825

The following table disaggregates the Company's revenue by customer type and geographic area for the nine months ended September 30, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$146,800	$—	$—	$146,800
Germany	10,242,943	—	—	10,242,943
All other countries	2,403,139	3,362,577	—	5,765,716
Total product revenue	12,792,882	3,362,577	—	16,155,459
Grant and other income:
United States	—	—	1,363,703	1,363,703
Total revenue	$12,792,882	$3,362,577	$1,363,703	$17,519,162

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Receivables, which are included in grants and accounts receivable	$3,175,385	$2,246,821
Contract liabilities	$163,241	$171,842

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements during the periods ended September 30, 2020 and December 31, 2019, and deferred revenue on distributor/strategic partner contracts.  Deferred revenue is the difference between the average selling price anticipated for the year ended 2020 and the actual price invoiced during the nine months ended September 30, 2020.  There was no deferred revenue liability as of December 31, 2019.

5.    LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018 (the “Closing Date”), the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which could have been disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions were met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019 (the “Settlement Date”), the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. The outstanding balances on Term Loans bear interest at the prime rate reported in the Wall Street Journal plus 3.66%. This rate was 6.91% at September 30, 2020.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $25,000, expenses incurred by the Bank related to the Amended and Restated Loan and Security Agreement of $11,000 and a portion of the final fee for the period the Original Term Loans was outstanding of $85,938. In addition, the Company incurred legal expenses related to the Amended and Restated Loan and Security Agreement of $20,050. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to $130,060. These costs have been presented as a direct deduction from the proceeds of the loan on the consolidated balance sheet in accordance with the provisions of ASC 850. These costs are being amortized over the loan period as a charge to interest expense. For the three and nine months ended September 30, 2020, the Company recorded interest expense amounting to $8,524 and $25,573, and for both the three and nine months ended September 30, 2019 the Company recorded interest expense amounting to $8,393 and $24,651, respectively, related to these costs. Under the terms of the First Amendment, commencing on the first calendar day of the calendar month after the  Term B Loan was made, the Company is required to make monthly payments of interest-only through April 2020. The interest-only period will be further extended through November 2020 provided the Borrower has been compliant with its obligations under the financial covenant revenue test set forth in the Amended and Restated Loan and Security Agreement for all months from the month immediately after the month in which the Term B Loan is funded through March 2020. Since the Company has complied with its obligations under the financial covenant revenue test through March 2020, commencing on November 1, 2020, the Company will make equal monthly payments of principal of $833,333, together with accrued and unpaid interest. All unpaid principal and accrued and unpaid interest will be due and payable in full on April 1, 2022. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the Term Loans. For the three and nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $27,344 and $23,437, respectively, and $82,031 and $54,687, respectively, related to the final fee. The Term Loans are evidenced by  secured promissory notes issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan through April 1, 2022, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

Events of default which may cause repayment of the Term Loans to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Amended and Restated Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of a Material Adverse Event (as defined in the Amended and Restated Loan and Security Agreement), (4) the attachment or seizure of a material portion of the Borrower’s assets if such attachment or seizure is not released, discharged or rescinded within 10 days, and (5) if the Borrower becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Borrower and such proceeding is not dismissed or stayed within 30 days. The Amended and Restated Loan and Security Agreement includes customary loan conditions, Borrower representations and warranties, Borrower affirmative covenants and Borrower negative covenants for secured transactions of this type. The Company is in compliance with these covenants.

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

Long-term debt consists of the following at September 30, 2020:

Principal amount	$15,000,000
Less unamortized debt acquisition costs	(51,145)
Plus accrued final fee	210,937
Subtotal	15,159,792
Less Current maturities	(9,166,667)
Long-term debt net of current maturities	$5,993,125

Principal payments of long-term debt are due as follows during the twelve months ending September 30th:

2021	$9,166,667
2022	5,833,333
Total	$15,000,000

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

Royalty Agreements

In 2003, the Company granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues received by the Company from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. For the three months ended September 30, 2020 and 2019, the Company has recorded royalty costs of approximately $306,000 and $169,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company has recorded royalty costs of approximately $829,000 and $478,000, respectively.

License Agreements

In March 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay royalties of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended September 30, 2020 and 2019, per the terms of the license agreement, the Company has recorded royalty costs of approximately $510,000 and $282,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded royalty costs of approximately $1,381,000 and $797,000, respectively.

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

Initial Measurement of Right-Of-Use Asset and Lease Liability:

The Company's consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company’s incremental borrowing rate, which is 9.16%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of- use asset and related lease liability is as follows:

	September 30,	December 31,
	2020	2019
Right-of-use asset	$1,131,915	$1,070,762

Total lease liability	$1,131,915	$1,070,762
Less current portion	(432,423)	(428,083)
Lease liability, net of current portion	$699,492	$642,679

The maturities of the lease liabilities due in the twelve months ending September 30, 2020:

2021	$432,423
2022	345,067
2023	78,823
2024	86,354
2025	94,605
Thereafter	94,643
Total	$1,131,915

For the three months ended September 30, 2020 and 2019, operating cash flows paid in connection with operating leases amounted to approximately $211,000 and $234,000, and $658,000 and $674,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term was 4.3 years and 4.10 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended September 30, 2020 and 2019 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants and options and restricted stock awards representing approximately 7,749,000 and 7,329,000 incremental shares at September 30, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.     SUBSEQUENT EVENTS

On October 9, 2020, the Company announced that the U.S. Army Medical Research Acquisition Activity (USAMRAA), has awarded the Company a two-year SBIR Sequential Phase II contract valued at $1,098,588 to optimize development of the HemoDefend-BGA™ adsorber. The HemoDefend-BGA adsorber can rapidly remove greater than 99% of anti-A and anti-B antibodies from plasma to create a “universal plasma” that could be administered to anyone, irrespective of blood type, while maintaining critical coagulation activity.

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

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received a further label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. We believe the current addressable market in the United States for ticagrelor removal in cardiac surgery is approximately $250 million, assuming FDA approval for CytoSorb in this application and a price per CytoSorb device of $5,000. In the event that CytoSorb also obtains FDA approval to remove novel oral anticoagulants (“NOACs”) such as rivaroxaban and apixaban, we believe the total addressable market in the United States for ticagrelor and NOAC removal during cardiac surgery could potentially increase to approximately $500 million. In the event that CytoSorb obtains FDA approval to be used prophylactically to remove ticagrelor and NOACs in all patients undergoing surgery, we believe it would potentially expand the total addressable market in the United States to approximately $1.5 billion.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated compliment and free hemoglobin that can lead to post-operative complications, such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 110,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. We expect that the Emergency Use Authorization for CytoSorb will remain effective through to spring 2021. CytoSorb has been used globally in more than 2,800 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The technology is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. In October 2020, we announced the E.U. approval of the ECOS-300CY™ adsorption cartridge for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation. We have numerous other product candidates under development based upon this unique blood purification technology, including CytoSorb XL, HemoDefend-RBC, HemoDefend-BGA, ContrastSorb, DrugSorb, and others.

In March 2011, CytoSorb was “CE Marked” in the E.U as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

The market focus for CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, acute respiratory distress syndrome (“ARDS”), and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions, and is responsible for an estimated one in every five deaths worldwide. Sepsis is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

In addition to the sepsis indication, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases where CytoSorb could be used, such as ARDS, liver disease, trauma, severe burn injury, acute pancreatitis, and in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We intend to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications and regulatory submissions.

Our proprietary hemocompatible porous polymer bead technology forms the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
•	ECOS-300CY — an adsorption cartridge for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation.
•	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
•	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
•	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
•	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.

•	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
•	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing radiological imaging with contrast, or interventional cardiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
•	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
•	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

Clinical Studies Update

For a complete discussion regarding our clinical study history, please refer to the section entitled Clinical Studies included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020. The following discusses the status of our clinical studies subsequent to the filing of the Company’s Annual Report on Form 10-K:

On November 25, 2019, the Company announced a voluntary pause in enrollment for the REFRESH 2-AKI study at the recommendation of the study’s Data Monitoring Committee (the “DMC”).  On July 24, 2020, the DMC recommended the resumption of the trial with only minor modifications based on their review of requested study data.  The Company is currently undertaking multiple activities in preparation to resume the study, though in general, COVID-19 restrictions and hospital policies have halted or slowed clinical trial activity in non-COVID-19 studies throughout the industry.  We currently do not have strong visibility into the timing for resolution of these issues and cannot predict when the REFRESH 2-AKI trial will be resumed.

The German government-sponsored and investigator-initiated REMOVE endocarditis study completed its enrollment with a total of 289 patients in early-2020.  Based on recent feedback from the study’s principal investigators, the COVID-19 pandemic has caused delays in data monitoring and data analysis, but they expect to have topline data by year-end 2020, with a full analysis of data expected to be reported in the first half of 2021 unless delayed further by the ongoing COVID-19 pandemic.

Also due to the COVID-19 pandemic, our TISORB (Ticagrelor CytoSorb Hemoadsorption) trial in the United Kingdom was paused.  Two of the eight study centers re-opened recently and resumed screening for patients for the TISORB trial.  However, the recent surge in COVID-19 cases in the United Kingdom and Europe may cause or introduce additional delays.  Due to the uncertainty of the COVID-19 pandemic, the Company cannot reliably predict at this time when the TISORB study will be able to resume with all study centers.

CytoSorb received European Union CE Mark label expansion for the removal of ticagrelor and rivaroxaban during cardiopulmonary bypass in patients undergoing cardiothoracic surgery in January 2020 and May 2020, respectively.  Although the severity and duration of the COVID-19 pandemic is uncertain, we currently plan to launch the STAR (Safe and Timely Removal of Antithrombotics) registry in Europe in early 2021, followed by the United States and other jurisdictions where or when CytoSorb is available.

COVID-19 Business Update

A significant problem relating to the COVID-19 pandemic is that many COVID-19 patients develop life-threatening complications such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. CytoSorb has been used in more than 110,000 treatments as an approved treatment of cytokine storm in the European Union and is distributed in 66 countries around the world, where it has helped physicians control severe inflammation while helping to reverse shock and improve lung and other organ function.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020.  CytoSorb has now been used in approximately 2,800 COVID-19 patients to help treat cytokine storm and the related life-threatening complications in more than 30 countries. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock, or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation.  CytoSorb has now received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.  CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR).

The use of CytoSorb has not been approved in the U.S. by FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted Emergency Use Authorization (“EUA”) of CytoSorb for use in U.S. patients infected with COVID-19. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure and who have early acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 Infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

The CTC (CytoSorb Therapy in COVID-19) Registry has been launched and is actively enrolling patients with the intent of systematically capturing usage patterns and outcomes associated with the use of CytoSorb under the EUA at U.S. institutions.  The CTC Registry may be expanded to outside-U.S. territories based on the evolution of the pandemic in an effort to better characterize best practice patterns and clinical outcomes.

To meet the growing demand for CytoSorb worldwide, our manufacturing team continues to make any adjustments required to the production schedule to meet the increased sales demand.

Government Research Grants:

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), and others. For a complete discussion of the various research grants we have obtained, please refer to the section entitled Government Research Grants included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020. The following discusses research grants obtained subsequent to the filing of our Annual Report on Form 10-K:

In June 2020, we were awarded a Defense Health Agency Small Business Technology Transfer (STTR) Phase III contract, to advance its HemoDefend-BGA plasma and whole blood adsorber to human clinical trials.  The program, entitled “Development of a Highly Efficient Adsorber to Remove Anti-A and Anti-B Antibodies from Blood and Plasma for Transfusion,” is being funded by the U.S. Army Medical Research and Development Command (USAMRDC) office of the Congressionally Directed Medical Research Programs (CDMRP) (award number W81XWH20C0050) provides for maximum funding of approximately $2,897,000 over a two-year period.  As of September 30, 2020 we have recognized revenue amounting to $35,478 and have approximately $2,861,714 remaining under this contract.

On July 21, 2020, we were notified that we received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) for our HemoDefend-BGA™ platform, a development-stage technology designed to be a practical, low cost, and effective way to produce universal plasma and to reduce the risk of whole blood transfusions.  The USAMRAAA award, for up to $4,421,487, was granted to us in order to develop a highly efficient adsorber to remove anti-A and Anti-B antibodies from whole blood and plasma for transfusion. This Award is supported by the U.S. Department of Defense Peer Reviewed Medical Research Program

(PRMRP)/Congressionally Directed Medical Research Program (CDMRP) under Contract No. W81XWH2010712. We have not yet begun work under this contract as of September 30, 2020.

On October 9, 2020, we announced that we received a U.S. Army Medical Research Acquisition Activity (USAMRAA), award of a two-year SBIR Sequential Phase II contract (contract No. W81XWH-20-C-0087) valued at $1,098,588 to optimize development of the HemoDefend-BGA™ adsorber. The HemoDefend-BGA adsorber can rapidly remove greater than 99% of anti-A and anti-B antibodies from plasma to create a “universal plasma” that could be administered to anyone, irrespective of blood type, while maintaining critical coagulation activity.

Comparison for the three months ended September 30, 2020 and 2019:

Revenues:

Revenue from product sales was approximately $10,246,000 in the three months ended September 30, 2020, as compared to approximately $5,728,000 in the three months ended September 30, 2019, an increase of approximately $4,518,000, or 79%. This increase was driven by an increase in direct sales of approximately $2,063,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $2,455,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $262,000 for the three months ended September 30, 2020.  Though difficult to quantitate, we estimate that approximately $2.7 million of total product sales in the third quarter of 2020 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, sales were positively impacted by approximately $428,000.  For the three months ended September 30, 2020, the average exchange rate of the Euro to the U.S. dollar was $1.17 as compared to an average exchange rate of $1.11 for the three months ended September 30, 2019.

Grant income was approximately $301,000 for the three months ended September 30, 2020 as compared to approximately $367,000 for the three months ended September 30, 2019, a decrease of approximately $66,000 or 18%.  This decrease was a result of delays in grant related work caused by the COVID-19 pandemic as our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb.

Total revenues were approximately $10,547,000 for the three months ended September 30, 2020, as compared to total revenues of approximately $6,095,000 for the three months ended September 30, 2019, an increase of approximately $4,452,000, or 73%.

Cost of Revenues:

For the three months ended September 30, 2020 and 2019, cost of revenue was approximately $2,890,000 and $1,696,000, respectively, an increase of approximately $1,194,000. Product cost of revenues increased approximately $1,279,000 during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily as a result of increased sales.  Product gross margins were approximately 74% for the three months ended September 30, 2020 and approximately 77% for the three months ended September 30, 2019.  The decrease in gross margin in 2020 was due to an increase in percent contribution of lower margin distributor sales as well as additional costs primarily related to COVID-19 incentive payment to employees as a result of the continued rapid ramp-up of production during the three months ended September 30, 2020.

Research and Development Expenses:

For the three months ended September 30, 2020, research and development expenses were approximately $1,753,000 as compared to research and development expenses of approximately $3,185,000 for the three months ended September 30, 2019.  The decrease of approximately $1,432,000 was due to a decrease in our clinical trial costs of approximately $1,045,000 which is due primarily to the pause in our Company-sponsored clinical trials as a result of hospital restrictions due to the COVID-19 pandemic, a decrease in non-clinical research and development salary related costs of approximately $337,000, a decrease in new product development costs of approximately $49,000 and a decrease in non-grant related research and development costs of approximately $86,000.  These decreases were offset by a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $85,000, which had the effect of increasing the amount of our non-reimbursable research and development costs.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $580,000 for the three months ended September 30, 2020, as compared to approximately $733,000 for the three months ended September 30, 2019.  The decrease of approximately $153,000 was due to a decrease in employment agency fees of approximately $34,000 and a decrease in legal fees of approximately $193,000.  These increases were offset by an increase in consulting fees of approximately $35,000 and an increase in accounting fees of approximately $39,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $7,282,000 for the three months ended September 30, 2020, as compared to approximately $6,108,000 for the three months ending September 30, 2019, an increase of $1,174,000.   This increase is related to an increase in salaries, commissions and other employee-related costs of approximately $1,345,000, an increase in royalty expenses of approximately $646,000 due to the increase in product sales, and an increase in non-cash stock compensation expense of approximately $286,000.  These increases were offset by a decrease in travel and entertainment expenses of approximately $127,000, a decrease in sales and marketing expenses, which include advertising and conference attendance of approximately $546,000, a decrease in non-cash restricted stock expense of approximately $307,000 related to restricted stock units granted to the Company’s executive officers and a decrease in other general and administrative costs of approximately $123,000.

Interest Expense, net:

For the three months ended September 30, 2020, net interest expense was approximately $261,000, as compared to net interest expense of approximately $302,000 for the three months ended September 30, 2019. This decrease in net interest expense of approximately $41,000 was primarily a result of the interest income earned on our increased cash balances as a result of equity raised during 2020.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2020, the gain on foreign currency transactions was approximately $1,380,000 as compared to a loss of approximately $956,000 for the three months ended September 30, 2019. The 2020 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2020 as compared to June 30, 2020.  The spot exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at September 30, 2020, as compared to $1.12 per Euro at June 30, 2020.  The 2019 loss was directly related to the decrease in the spot exchange rate of the Euro at September 30, 2019 as compared to June 30, 2019.  The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro at September 30, 2019, as compared to $1.14 per Euro at June 30, 2019.

Comparison for the nine months ended September 30, 2020 and 2019:

Revenues:

Revenue from product sales was approximately $27,922,000 in the nine months ended September 30, 2020, as compared to approximately $16,155,000 in the nine months ended September 30, 2019, an increase of approximately $11,767,000, or 73%. This increase was driven by an increase in direct sales of approximately $6,204,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $5,563,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $928,000 for the nine months ended September 30, 2020.  Though difficult to quantitate, we estimate that approximately $6.9 million of total product sales in the nine months ended September 30, 2020 was due to the demand for CytoSorb to treat COVID-19 patients. The change in the Euro to us, doller exchange rate did not have a significant impact on sales for the nine months ended September 30, 2020 ascompared to nine months ended September 30,2019.

Grant income was approximately $1,127,000 for the nine months ended September 30, 2020 as compared to approximately $1,364,000 for the nine months ended September 30, 2019, a decrease of approximately $237,000 or 17%.  This decrease was a result of delays in grant related work caused by the COVID-19 pandemic as our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing production of CytoSorb.

Total revenues were approximately $29,049,000 for the nine months ended September 30, 2020, as compared to total revenues of approximately $17,519,000 for the nine months ended September 30, 2019, an increase of approximately $11,530,000, or 66%.

Cost of Revenues:

For the nine months ended September 30, 2020 and 2019, cost of revenue was approximately $8,525,000 and $5,269,000, respectively, an increase of approximately $3,256,000, primarily as a result of increased sales.  Product gross margins were approximately 73% for the nine months ended September 30, 2020 and approximately 76% for the nine months ended September 30, 2019. The decrease in gross margin was due to an increase in percent contribution of lower margin distributor sales as well as certain costs associated with the rapid ramp-up of production during the nine months ended September 30, 2020.

Research and Development Expenses:

For the nine months ended September 30, 2020, research and development expenses were approximately $6,125,000 as compared to research and development expenses of approximately $8,533,000 for the nine months ended September 30, 2019.  The decrease of approximately $2,408,000 was due to a decrease in our clinical trial costs of approximately $2,067,000, which was due primarily to the pause in our Company-sponsored clinical trials as a result of hospital restrictions due to the COVID-19 pandemic, a decrease in non-clinical research and development salary related costs of approximately $563,000 and a decrease in non-grant related research and development costs of approximately $112,000.  These decreases were offset by a decrease in direct labor and other costs being deployed toward grant-funded activities of approximately $296,000, which had the effect of increasing the amount of our non-reimbursable research and development costs, and an increase in new product development costs of approximately $38,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $1,945,000 for the nine months ended September 30, 2020, as compared to approximately $1,887,000 for the nine months ending September 30, 2019.  The increase of approximately $58,000 was due to an increase in employment agency fees of approximately $68,000 related to the hiring of senior level personnel, and increase in accounting and auditing fees of approximately $96,000 and an increase in consulting fees of approximately $7,000.  These increases were offset by a decrease in legal fees of approximately $113,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $20,190,000 for the nine months ended September 30, 2020, as compared to $15,372,000 for the nine months ended September 30, 2019, an increase of $4,818,000.  This increase is related to an increase in salaries, commissions and other employee-related costs of approximately $3,351,000, an increase in royalty expenses of approximately $934,000 due to the increase in product sales, an increase in non-cash stock compensation expense of approximately $1,677,000 and an increase in other general and administrative expenses of approximately $204,000. These increases were offset by a decrease in travel and entertainment expenses of approximately $365,000, a decrease in sales and marketing expenses, which include advertising and conference attendance of approximately $983,000.

Interest Expense, net:

For the nine months ended September 30, 2020, interest expense was approximately $840,000, as compared to interest expense of approximately $722,000 for the nine months ended September 30, 2019. This increase in interest expense of approximately $118,000 was primarily a result of the additional interest incurred related to the draw down of the $5,000,000 Term B Loan with Bridge Bank on July 31, 2019.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2020, the gain on foreign currency transactions was approximately $1,417,000 as compared to a loss of approximately $1,052,000 for the three months ended September 30, 2019. The 2020 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2020 as compared to December 31, 2019.  The spot exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at September 30, 2020, as compared to $1.12 per Euro at December 31, 2019.  The 2019 loss was directly related to the decrease in the spot exchange rate of the Euro at September 30, 2019 as compared to December 31, 2018.  The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro at September 30, 2019, as compared to $1.15 per Euro at December 31, 2018.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2020, we had an accumulated deficit of approximately $195,949,000, which included losses of approximately $7,159,000 and $15,316,000 for the nine-month periods ended September 30, 2020 and 2019, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At September 30, 2020, we had current assets of approximately $96,803,000 including cash on hand of approximately $87,978,000 and current liabilities of approximately $17,356,000. On July 24, 2020, the Company closed the sale of approximately 6,052,631 shares of its Common Stock and received gross proceeds of approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the offering, received total net proceeds of approximately $53.8 million. In early July 2020, the Company received approximately $2,414,000 in proceeds related to the sale of shares pursuant to the Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

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

COVID-19 Impact on Financial Results

Product revenues in 2020 were positively impacted by underlying strength in our critical care and cardiac surgery business, and the use of CytoSorb to treat critically-ill COVID-19 patients in the ICU.  Though difficult to quantitate, we estimate that approximately $2.7 million of our third quarter 2020 revenues and $6.9 million of our year-to-date revenues at September 30, 2020 were directly or indirectly related to COVID-19.  Given the order patterns we are currently experiencing, we expect that the COVID-19 pandemic will continue to have a positive impact on product revenues in the fourth quarter of 2020 and potentially into the first quarter of 2021.  These expectations may change depending on the severity of the illness associated with COVID-19, or containment of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $262,000 and $928,000 for the three and nine months ended September 30, 2020, respectively.  We are continuing to receive inquiries and orders for CytoSorb.  However, at this time, we cannot predict the overall impact U.S. sales will have on our overall product sales during the remainder of 2020.

The COVID-19 pandemic has generally been a positive driver for CytoSorb sales and it has highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation.  This has been a catalyst for CytoSorb orders from existing customers, but also from new hospitals in countries where CytoSorb was not previously sold. We believe this increased usage during the COVID-19 pandemic, as well as increased awareness of CytoSorb resulting from the increased sales, could help drive further CytoSorb sales in the future.  However, during the past several quarters, the COVID-19 pandemic also caused disruptions to our normal sales processes, which decreased access of our sales force to hospitals, decreased effectiveness of virtual medical conferences, limited our ability to market new indications, such as ticagrelor and rivaroxaban removal, reduced the number of surgeries and other non-COVID-19 hospitalized patients and slowed our ability to generate clinical data to support our sales and marketing efforts.  With the pandemic in flux, we cannot predict what the near-term impact of COVID-19 will have on overall ongoing product sales.

Grant revenues have been negatively impacted by the COVID-19 pandemic this year.  Our research and development employees were either deployed to work-from-home or reassigned to assist in production activities to increase production of CytoSorb.  Currently, the team is either assisting with CytoSorb production or are executing upon our grant contracts, but this may change depending on the severity of another expected surge in COVID-19 cases As a result, grant revenue may be reduced until such time as the pandemic is over; however, this reduction is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients and this has resulted in the temporary pause in enrollment of our TISORB study in the United Kingdom and other clinical trials in Europe.  The clinical study results of our REMOVE study sponsored by the German government have also been delayed as a result of COVID-19.  Together with the previously disclosed pause in enrollment of our REFRESH 2 trial, this has resulted in an approximately $1.8 million reduction in our third quarter and a $3.3 million reduction in our year to date clinical trial expenses which has a corresponding reduction in our reported operating loss and quarterly cash burn.  These clinical trial activities are expected to resume to normal levels as the impact of the COVID-19 pandemic eases.

There has been an approximately $419,000 reduction in our third quarter and a $2,098,000 reduction in our year-to-date 2020 selling, general, and administrative expenses due to the restrictions on travel and the cancelling of medical and investor conferences during the pandemic.  This is also a temporary situation which is not expected to continue once the pandemic is contained.

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

Contractual Obligations

In May 2020, the Company entered into a Nineteenth Amendment to Lease with the landlord which became effective May 1, 2020.  This amendment expands the Company’s space to 20,821 square feet and extends the term of the lease to May 31, 2021.  The Company’s base rent is approximately $34,000 per month.  In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month.  The amendment also includes a one-year renewal option.  The base rent for the renewal term will increase by the greater of five percent or the increase in the Consumer Price Index.

In September 2016, the Company’s wholly-owned subsidiary, CytoSorbents Europe GmbH, entered into a five-year lease agreement with Klimik GmbH for 760 square meters of office and warehouse space. In May 2018, CytoSorbents Europe GmbH entered into an additional lease agreement with Klimik GmbH which expanded its office and warehouse space to 960 square meters.  The leases have a total rent obligation of $8,827 per month.  Both leases expire on August 31, 2021.  The leases also provide the Company with an option to extend the terms for an additional five-year period through August 31, 2026.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. As of September 30, 2020, the Company’s cash balance increased to approximately $88.0 million, which the Company expects will fund the Company’s operations well beyond the next twelve months.  As a result, the Company has determined that the going concern risk has been eliminated.

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

No change in our internal control over financial reporting occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020. There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K, except as follows:

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies, has affected and is likely to continue to affect our operations and those of third parties on which we rely, including potential disruptions in our raw material supply, the manufacturing and commercialization of CytoSorb, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to CytoSorb and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the pace of enrollment and anticipated start and completion date of these trials, for at least the next several months and possibly longer.  For example, patients may avoid or be unable to travel to hospitals for elective procedures or health emergencies, or clinical trial staff may no longer be able to work on site at hospitals, or hospitals may halt clinical trial activity in favor of spending scarce resources on COVID-19 patients.  In particular, due to delays caused by the COVID-19 pandemic, analysis of the study data and issuance of top-line data for the 289 enrolled patients, fifteen-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis is now anticipated to be available in the fourth quarter of 2020 (rather than by mid-2020 that was initially anticipated), with full analysis of data expected in early 2021.  There may also be further delays in patient enrollment in the REFRESH 2, TISORB, and CYTATION clinical trials as a result of the COVID-19 pandemic. In addition, COVID-19 disruptions to our workforce, including but not limited to federal, state and local responses to the pandemic, could materially impact our productivity, including our ability to manufacture CytoSorb, or to develop our product pipeline.   As of the date of this filing, our manufacturing facilities remain operational and we have resumed certain research and development activities that were temporarily suspended as a result of the COVID-19 pandemic. The overall impact of the COVID-19 pandemic across our business, healthcare systems, and the global economy is complex, highly uncertain, and subject to change. These effects could have a material negative impact on our liquidity, capital resources, operations, and business as well as those third parties on which we rely.  For example, although the Company is currently well-capitalized, a protracted COVID-19 pandemic and a volatile stock market could make it difficult to raise additional capital, if needed, which could negatively impact our liquidity.   To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such volatility may continue.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 4, 2020	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2020	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)