Form 10-K
period 2020-12-31
Cytosorbents Corp
filed 2021-03-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

◻
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☑	Smaller reporting company☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2020 was approximately $306,285,000 based upon the closing price reported for such date on the Nasdaq Capital Market. As of March 9, 2021, there were outstanding 43,263,772 shares of the registrant’s common stock.

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV of this Form 10-K.

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

TRADEMARKS

This Report includes our trademarks and trade names, such as CytoSorb®, ECOS-300CY®, VetResQ®, BetaSorb™, HemoDefend™, K+ontrolTM,and DrugSorb™, which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

ii

PART I

Item 1. Business.

Overview

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as an effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist.  In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  In April 2020, we announced that the FDA has granted Emergency Use Authorization (“EUA”) of CytoSorb for use in patients with COVID-19 infection. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated compliment and free hemoglobin that can lead to post-operative complications, such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 121,000 human treatments to date in critical illnesses and in cardiac surgery. Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. . The technology is protected by 16 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally.  We have numerous product candidates under development based upon this unique blood purification technology, including HemoDefend, ContrastSorb, DrugSorb, and others.

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

Cytokines are small proteins that normally stimulate and regulate the immune response. However, in certain diseases, particularly life-threatening conditions commonly seen in the ICU, such as sepsis and infection, trauma, acute respiratory distress syndrome (“ARDS”), severe burn injury, liver failure, and acute pancreatitis, cytokines are often produced in vast excess – a condition known as cytokine storm. Left unchecked, this cytokine storm can lead to severe maladaptive SIRS that can then cause cell death, multiple organ dysfunction syndrome, and multiple organ failure. Failure of vital organs such as the heart, lungs, and kidneys, accounts for nearly half of all deaths in the ICU, despite the wide availability of supportive care therapies, or “life support”, such as dialysis, mechanical ventilation, extracorporeal membrane oxygenation, and vasopressors. By replacing the function of failed organs, these supportive care therapies can initially help to keep patients alive, but do not help patients recover faster, and in many cases can increase the risk of dangerous complications. Unlike these supportive care therapies, the goal of the CytoSorb cytokine filter is to proactively prevent or treat organ failure by reducing cytokine storm and reducing the maladaptive SIRS response. In doing so, CytoSorb targets the reduction in the severity of patient illness and the need for intensive care, while potentially improving clinical outcome and saving healthcare costs.

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

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland with four sales representatives. The focus of the team was to encourage acceptance and usage by key opinion leaders (“KOLs”) throughout these countries. We believe our relationships with KOLs are essential to drive adoption and recurrent usage of CytoSorb, facilitate purchases by hospital administration, arrange reimbursement, and generate data for papers and presentations. As of the end of 2020, we had hundreds of KOLs in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification, who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

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

In April 2020, the Company announced that the FDA granted EUA of CytoSorb for use in critically-ill patients infected with COVID-19.  Under the EUA, the Company can make CytoSorb available, through commercial sales, to all hospitals in the United States for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit (ICU) with confirmed or imminent respiratory failure who have early acute lung injury or acute respiratory distress syndrome (ARDS), severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has neither been cleared nor approved for the indication to treat patients with COVID-19 infection.  The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices

Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health.

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

In addition, we now have more than 50 investigator-initiated studies and additional Company sponsored trials that are currently planned, enrolling or completed in Europe and elsewhere outside of the United States. We believe that these trials, which are conducted and supported by what we believe to be well-known university hospitals and KOLs, are the equivalent of Phase 3 and Phase 4 clinical studies. We believe they will provide invaluable information regarding the success of the device in the treatment of sepsis, cardio-pulmonary bypass surgery, liver failure, and many other indications, and if successful, may be integral in helping to drive additional usage and adoption of CytoSorb.

As of March 1, 2021, our European commercialization team included 93 people.

We have complemented our direct sales efforts with sales to distributors and/or strategic corporate partners. For more information regarding our distributors and strategic partners, refer to the Sales and Marketing section in item 1 of this report.

We continuously evaluate other potential distributor and strategic partner networks in other countries where we are approved to market the device.

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 67 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. For example, in December 2019, we discontinued our distributor relationship with Dr. Reddy’s in South Africa due to lack of market adoption. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

In February 2020, we announced an agreement with China Medical System Holdings Limited (“CMS”), a well-established, innovation-driven specialty pharma with a focus on sales and marketing in China and Asia, to bring CytoSorb to mainland China to treat critically-ill patients with COVID-19 (fka Wuhan or 2019-nCoV) coronavirus infection. Under the terms of the agreement, CytoSorbents and CMS agreed to partner together to earn regulatory clearance to import CytoSorb into China under the “fast-track” review process established by the National Medical Products Administration of the People’s Republic of China (NMPA) to respond to the 2019 novel coronavirus (COVID-19) pandemic.  CytoSorbents donated the initial CytoSorb devices and provided product, training, and support to CMS to introduce CytoSorb initially into four hospitals in the Wuhan, China area.  The therapy was used and will be evaluated in severe COVID-19 coronavirus patients with a systemic inflammatory response being treated with either continuous renal replacement therapy (CRRT) or extracorporeal membrane oxygenation (ECMO). The use of CytoSorb for the treatment of patients with severe COVID-19 coronavirus infection is considered exploratory in nature in China, and is currently not yet approved for commercial purposes in mainland China.

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and distribute CytoSorb. These partners include Biocon Biologics Limited, Fresenius Medical Care AG, B. Braun Avitum AG, Aferetica s.r.l., and Terumo Cardiovascular Group. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in item 1 of this report.

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

In addition to sepsis and other critical care applications, cardiac surgery is an important application for CytoSorb in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and EU combined including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, aortic reconstruction, and left ventricular assist device (“LVAD”) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, as activation of complement, and cause hemolysis, leading to the release of toxic plasma free hemoglobin. These can lead to post-operative complications such as respiratory failure, circulatory failure, and acute kidney injury. CytoSorb has a unique competitive advantage as the only cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb enables it to replace the former market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach.

The Company is currently conducting the following clinical trials:

Country	Trial Name	Indication
United States	REFRESH 2-AKI	Post-Cardiac Surgery AKI
United States	CTC Registry	Real world outcomes in COVID-19 patients under the EUA
Germany	CYTATION	Ticagrelor Removal During Cardiac Surgery
United Kingdom	TISORB	Ticagrelor Removal During Cardiac Surgery
Europe	STAR Registry	Real world outcomes in antithrombotic removal

The Company is also providing an update on the following investigator initiated clinical trial:

Germany	REMOVE	Infective Endocarditis

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

We have been engaged in research and development since our inception and have raised approximately $214 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies, to establish in-house manufacturing capacity to meet commercial and clinical testing needs, expand our intellectual property through additional patents, and to develop extensive proprietary know-how with regard to our products.

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

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019, the Company entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25,000,000 through the Agents, as the Company’s sales agents. All shares of the Company’s common stock offered and sold, or to be offered and sold under the New Sale Agreement were or will be issued and sold pursuant to the Company’s 2018 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

On April 20, 2020, the Company and the Agents entered into an amendment to the New Sale Agreement (the “Amendment”) to provide for an increase in the aggregate offering amount under the New Sales Agreement, such that as of April 20, 2020, the Company may offer and sell Shares having an additional aggregate offering price of up to $50 million under the New Sale Agreement, as amended by the Amendment (the “Amended Sale Agreement”).

Subject to the terms of the Amended Sales Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock under the Amended Sales Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26,476,000. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27,238,000. In addition, during the year ended December 31, 2020, the Company paid approximately $49,000 in expenses related to the Amended Sale Agreement.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $28.4 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement, $1.1M 2nd Phase II), the U.S. Air Force $3.0M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDMRP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the

U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II STTR; $2.9M Defense Health Agency, US Army and CDMRP Phase III STTR; $4.4M US Army and CDMRP Rapid Innovation Fund; and a $1.1M US Army contract), New Jersey Technology Business Tax Certificate Program for research related expenses ($5.9M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

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

Our flagship product, CytoSorb, animal-targeted VetResQ, ECOS-300CY, and other product candidates under development, including CytoSorb XL, BetaSorb, ContrastSorb, DrugSorb, HemoDefend-RBC, HemoDefend-BGA, K+ontrol,and others consist of a cartridge containing adsorbent, porous polymer beads, although the polymers used in these devices are physically different. The cartridges incorporate industry standard connectors at either end of the device, which connect directly to the extracorporeal circuit (bloodlines) in series with a dialyzer as a standalone device. The extra-corporeal circuit consists of plastic blood tubing, our blood filtration cartridges containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extra-corporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. All of these devices are expected to be compatible with standard blood pumps or hemodialysis machines used commonly in hospitals and will therefore not require hospitals to purchase additional expensive equipment, and will require minimal training.

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

In many critical care illnesses, the mortality is often higher than 30%. A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly. These patients are kept alive with supportive care therapy, or “life support”, such as mechanical ventilation, dialysis and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, most supportive care therapies only help to keep patients alive by supporting organ function but do not help reverse the underlying causes of organ failure and do not help patients recover more quickly. Because of this, the treatment course is often poorly defined and highly variable, leading to lengthy ICU stays, a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs. There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure. Our main product, CytoSorb, is a unique cytokine filter designed to try to address this void, by reducing “cytokine storm” and working to reduce the subsequent deadly inflammation that can lead to organ failure and death.  In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of bilirubin in liver disease, and the removal of myoglobin in trauma.  In 2020, the Company received CE-Mark label expansions for CytoSorb to remove the anti-platelet agent ticagrelor and the direct oral anticoagulant rivaroxaban in patients undergoing cardiac surgery on cardiopulmonary bypass.

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

Sepsis

Sepsis is characterized by a systemic inflammatory response triggered by a severe infection. It is commonly seen in the ICU, accounting for approximately 10% to 20% of all ICU admissions. However, there are currently no approved products that are available to treat sepsis in the U.S. or EU. A 2020 study published in The Lancet estimated that there were 49 million new cases of sepsis globally, killing 11 million people every year. The researchers estimate that 1 in every 5 deaths worldwide is due to sepsis. Data released by the Healthcare Cost and Utilization Project (H-CUP) identified approximately 1.6 million cases of sepsis each year in the U.S. According to the CDC, the incidence of serious infection and sepsis has doubled in the U.S. in the past 10 years. The main driver of sepsis incidence is the aging demographic, specifically patients who are older than age 65 who are more prone to infection and now account for two-thirds of patients hospitalized for sepsis and the majority of sepsis deaths. Other factors contributing to the increase in sepsis incidence include the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (“MRSA”), an increase in co-morbid conditions like HIV, cancer, obesity, and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips and knees that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H3N2 or H1N1 influenza, COVID-19 coronavirus, and others.

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

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are the main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. In recognition of this, in 2016 the 3rd International Consensus Definition Task Force re-defined sepsis as “life-threatening organ dysfunction due to a dysregulated host response to infection.” The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome and multiple organ failure, and in many cases death. Until recently, there have been no available therapies in the U.S. or EU that can control the aberrant immune response and cytokine storm. Our CytoSorb device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine adsorber currently approved for sale in the E.U. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb has been evaluated in the randomized, controlled European Sepsis Trial in 100 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. The therapy was safe in more than 300 human treatments and generally well-tolerated. CytoSorb demonstrated the ability to reduce a broad range of cytokines from the blood of critically-ill patients. In a post-hoc analysis, this was associated with improvements in clinical outcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older. We have completed a follow-up dosing study at several clinical trial sites in Germany, supporting the safety of continuous treatment, exchanging a new device daily for up to 7 days.

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

Severe sepsis and septic shock patients are among the most expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb in the treatment of sepsis. CytoSorb is approved in the EU and is being sold directly in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Denmark, Sweden, and the Netherlands with our own direct sales force. In December 2016, we announced the achievement of a permanent, dedicated reimbursement procedure code for CytoSorb therapy in Germany, providing for specific and enhanced reimbursement in the largest medical device market in Europe. We have established strategic partnerships with Fresenius Medical Care, the world’s largest dialysis company, for exclusive distribution of CytoSorb for critical care applications in France, Finland, the Czech Republic, Mexico, and Korea, and Terumo Cardiovascular, the largest cardiac surgery disposables company, for exclusive distribution of the CytoSorb Cardiopulmonary Bypass Kit in France, Denmark, Sweden, Norway, Finland, and Iceland. We are also partnered with Biocon Biologics Limited, India’s largest biopharmaceutical company, for exclusive distribution of CytoSorb in India, Sri Lanka, and other select emerging markets. In March 2021, we announced a strategic partnership with B. Braun Avitum AG, and the launch of a global co-marketing agreement to promote the use of CytoSorb with B Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). We have ongoing discussions with potential corporate partners and independent distributors to market CytoSorb in other select EU countries and in other countries outside the EU that accept CE Mark approval. We have established direct sales or distribution of CytoSorb in 67 countries worldwide.

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

Cardiac Surgery

There are approximately 500,000 cardiac surgery procedures performed on cardiopulmonary bypass annually in the U.S., another 500,000 in the EU, and approximately a total of 1.5 million procedures worldwide. These include relatively common procedures including coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplantation, aortic reconstruction, congenital heart defect repair, and LVAD placements for the treatment of heart failure. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, activation of complement, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications including infection, pulmonary, renal, and neurological dysfunction. Complications lead to longer ICU recovery times and hospital stays, increased morbidity and mortality, and higher costs. An average coronary artery bypass graft procedure already costs approximately $36,000 in the U.S. without complications. According to the National Foundation for Transplants, a heart and lung transplant plus first year expenses total $1.2 million in the U.S. Valve replacement surgery for infective endocarditis is poorly reimbursed and may cost up to $150,000-$250,000 in the U.S. The use of CytoSorb to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate these post-operative complications. During the procedure, the CytoSorb adsorber can be easily incorporated in the heart-lung machine circuit without the need for a separate pump, a unique competitive advantage over other technologies. After the surgery, CytoSorb can continue to be used similarly to dialysis on patients that develop a severe post-operative inflammatory response with hemodynamic instability. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances, but has had mixed benefit. The peri-procedural total addressable market for CytoSorb in the U.S. and EU in cardiothoracic surgery procedures is estimated to be $500 million to $1 billion.

Removal of Antithrombotic Drugs in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

The role of antithrombotics, a category that includes both antiplatelet and anticoagulant drugs in cardiovascular medicine is constantly growing. Antiplatelet drugs are routinely used in patients with atherosclerotic cardiovascular disease such coronary disease, vascular disease or stroke. In the acute management of these patients especially when they need interventional procedures such as stent placement therapy is escalated using two antiplatelet drugs (dual antiplatelet therapy - DAPT). Ticagrelor (Astra Zeneca - Brilinta(R), Brilique(R)) is considered best in class and is one of the most commonly used anti-platelet drugs to reduce the risk of cardiac death, heart attacks, and strokes in patients with either a history of a heart attack, or those actively undergoing percutaneous coronary intervention (PCI) with stent placement for acute coronary syndrome or heart attack. On the other hand, patients with atrial fibrillation or venous thrombosis require chronic anticoagulation. A new category of drugs called Direct Oral Anticoagulants (DOAC) is now the new standard of care with tens of millions of patients relying on them for lifelong protection. The two leaders in the category,Apixaban (Bristol Myers Squibb - Eliquis(R)) and rivaroxaban (Janssen and Bayer - Xarelto(R)) aare estimated to reach 40 billion USD in sales by 2026.

There is a clear and large unmet medical when patients on these antithrombotic agents need to undergo surgery due to the very high risk of bleeding. Specifically, in patients on these drugs requiring urgent or emergent cardiac surgery the risk of major fatal/life-threatening bleeding has been reported to be as high as 65%. This scenario is most common in patients presenting with an acute coronary syndrome (ACS). In the US alone there are approximately 1.1 million ACS hospital admissions annually. CytoSorb is able to very efficiently remove ticagrelor and DOACs from blood. The use of CytoSorb during emergency coronary artery bypass surgery (CABG) in patients on ticagrelor or rivaroxaban significantly reduced post-operative bleeding complications in a landmark observational study and had projected cost savings of approximately $5,000 per patient, including the cost of the device. Every year there are approximately 400,000 CABG procedures performed in the US and 250,000 CABG procedures in the EU with nearly 100,000 in Germany alone.

Acute Respiratory Distress Syndrome

Acute lung injury (“ALI”) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising their ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of ARDS in the U.S. each year, with even more cases in the EU. During the COVID-19 pandemic in 2020-2021, ALI and ARDS were responsible for more than 500,000 deaths in the U.S. alone. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation (ECMO) therapy, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, barotrauma, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g., emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality has been high (16-33%) even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung through tight junction disruption of respiratory endothelium, leading to capillary leak syndrome, and other factors. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster ICU discharge, thereby potentially saving costs. CytoSorb treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb treated patients that showed a statistical trend towards benefit. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as nitric oxide, surfactant therapy, and others, only corticosteroids, such a dexamethasone or methylprednisolone, have demonstrated mortality benefit in patients with ARDS. For example, in critically ill COVID-19 patients on mechanical ventilation, the RECOVERY study demonstrated use of once daily dexamethasone led to a reduction in mortality from 41.4% control to 29.3% treatment. However, techniques to improve ventilation and reduce ongoing lung injury are being used.  For example, low tidal volume ventilation has been demonstrated to improve mortality (31.0% as compared to 39.8% control) in this patient population in the ARDSNet Trial. Prone positioning, or placing a patient chest-side down, in severe ARDS patients in order to redistribute gravity-dependent pulmonary edema and allow ventilation of collapsed or atelectatic alveoli, is also used, following studies that suggest benefit including the PROSEVA trial (16% vs 32.8% in the control). However, even with these interventions, we believe mortality is still unacceptably high. The total addressable market for CytoSorb to treat ARDS and ALI in the EU is estimated to be between $500 million to $1.25 billion, and approximately $2 billion for the U.S and EU combined.

Severe Burn Injury

In the U.S., there are approximately 2.4 million burn injuries per year, with 650,000 treated by medical professionals and approximately 75,000 requiring hospitalization. Aggressive modern management of burn injury, including debridement, skin grafts, anti-microbial dressings and mechanical ventilation for smoke and chemical inhalation injury has led to significant improvements in survival of burn injury to approximately 95% on average at leading burns centers. However, there remains a need for better therapies to reduce the mortality in those patients with large burns and inhalation injury as well as to reduce complications of burn injury and hospital length of stay for all patients. According to National Burn Repository Data, the average hospital stay for burn patients is directly correlated with the percent total body surface area (“TBSA”) burned. Every 1% increase of TBSA burned equates to approximately 1 additional day in the hospital. A single patient with more than 30% TBSA burned who survives, is hospitalized for an average of 30 days and costs approximately $200,000 to treat. Major causes of death following severe burn and smoke inhalation injury are multiple organ failure (hemodynamic shock, respiratory failure, acute renal failure) and sepsis, particularly in patients with greater than 30% TBSA burns. Burns and inhalation injury lead to severe systemic and localized lung inflammation, loss of fluid, and cytokine overproduction. This “cytokine storm” causes numerous problems, including: hypovolemic shock and inadequate oxygen and blood flow to critical organs, ARDS preventing adequate oxygenation of blood, capillary leakage resulting in tissue edema and intravascular depletion, hypermetabolism leading to massive protein degradation and catabolism and is also associated with increased risk of infection, impaired healing, severe weakness and delayed recovery, immune dysfunction causing a higher risk of secondary infections (wound infections, pneumonia) and sepsis, and direct apoptosis and cell-mediated killing of cells, leading to organ damage. Up to a third of severe hospitalized burn patients develop multiple organ failure and sepsis that can often lead to complicated, extended hospital courses, or death. Broad reduction of cytokine storm has not been previously feasible and represents a novel approach to limiting or reversing organ failure, potentially enabling more rapid mechanical ventilation weaning, prevention of shock, reversal of the hypermetabolic state encouraging faster healing and patient recovery, reducing hospital costs, and potentially improving survival. The total addressable market in the EU for CytoSorb to address burn and smoke inhalation injury is estimated at $150 million to $350 million and up to $600 million for the U.S. and EU combined.

Trauma

According to the National Center for Health Statistics, in the U.S., there are more than 31 million visits to hospital emergency rooms, with 1.9 million hospitalizations, and 167,000 deaths every year due to injury. The leading causes of injury are trauma from motor vehicle accidents, being struck by an object or other person, and falls. Trauma is a well-known trigger of the immune response and a surge in cytokine production or cytokine storm. In trauma, cytokine storm contributes to the systemic inflammatory response syndrome triggering a cascade of events that cause cell death, organ damage, organ failure and often death. Cytokine storm exacerbates physical trauma in many ways. For instance, trauma can cause hypovolemic shock due to blood loss, while cytokine storm causes capillary leak and intravascular volume loss, and triggers nitric oxide production that causes cardiac depression and peripheral dilation. Shock can lead to a lack of oxygenated blood flow to vital organs, causing organ injury. Severe systemic inflammation and cytokine storm can lead to ALI and ARDS as is often seen in ischemia and reperfusion injury following severe bleeding injuries. Penetrating wound injury from bullets, shrapnel and knives, can lead to infection and sepsis, another significant cause of organ failure in trauma. Complicating matters is the breakdown of damaged skeletal muscle, or rhabdomyolysis, from blunt trauma that can lead to a massive release of myoglobin into the blood that can crystallize in the kidneys, leading to acute kidney injury and renal failure. Renal failure in trauma is associated with a significant increase in expected mortality. Cytokine and myoglobin reduction by CytoSorb and related technologies may have benefit in trauma, potentially improving clinical outcome. In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of myoglobin in trauma.  The total addressable market for CytoSorb for the treatment of trauma is estimated to be $1.5 billion to $2.0 billion in the U.S. and the EU.

Trauma patients on antithrombotic drugs represent an especially challenging cohort since any necessary surgery would be associated with very high bleeding risk. The ability of CytoSorb to efficiently remove some of the most popular antithrombotic drugs may represent an additional mode of benefit to improve clinical outcomes in trauma patients.

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

Severe Acute Pancreatitis

Acute pancreatitis is the inflammation of the pancreas that results in the local release of digestive enzymes and chemicals that cause severe inflammation, necrosis and hemorrhage of the pancreas and local tissues. Approximately 210,000 people in the U.S. are hospitalized each year with acute pancreatitis with roughly 20% requiring ICU care. It is caused most frequently by a blockage of the pancreatic duct or biliary duct with gallstones, cancer, hyperlipidemia, or from excessive alcohol use. Severe acute pancreatitis is characterized by severe pain, inflammation, and edema in the abdominal cavity, as well as progressive systemic inflammation, generalized edema, and multiple organ failure that is correlated with high levels of cytokines and digestive enzymes in the blood. Little can be done to treat severe acute pancreatitis today, except for pancreatic duct decompression with endoscopic techniques, supportive care therapy, pain control, enteral tube feeding, and fluid support. ICU stay is frequently measured in weeks and although overall ICU mortality is approximately 10%, patients with multiple organ failure have a much higher risk of death. CytoSorb may potentially benefit overall outcomes in episodes of acute pancreatitis by removing a diverse set of toxins and cytokines from blood. The total addressable market for CytoSorb for the treatment of severe acute pancreatitis in the U.S. and EU is estimated to be between $400 million to $600 million.

Cancer Cachexia and Cancer Immunotherapy

Cancer cachexia is a progressive wasting syndrome characterized by rapid weight loss, anorexia, and physical debilitation that significantly contributes to death in many cancer patients. Cancer cachexia is a systemic inflammatory condition, driven by excessive pro-inflammatory cytokines and other factors, that cripples the patient’s physical and immunologic reserve to fight cancer. Despite afflicting millions of patients worldwide each year, there are no effective approved treatments for cancer cachexia, with only symptomatic treatments available. CytoSorb blood purification may stop or reverse cancer cachexia through broad reduction of cytokines and other inflammatory mediators, when treated over time. For example, CytoSorb efficiently removes TNF-alpha (originally called “cachectin” or “cachexin” when first isolated in cancer cachexia patients) and other major pro-inflammatory cytokines including IL-1, IL-6, and gamma interferon that can cause cachexia. This broad immunotherapy approach may lead to improved clinical outcomes while reducing patient suffering.

CytoSorb may also represent a rescue or salvage therapy in activated CAR T-cell cancer immunotherapy, where cytokine release syndrome (i.e. CRS or cytokine storm) is common, and can lead to organ failure and death in certain patients. In the CRS literature, researchers have drawn parallels to both macrophage activating syndrome and secondary hemophagocytic lymphohistiocytosis (HLH) which produce a similar clinical picture and cytokine storm profile. CytoSorb has been used successfully in many cases of secondary HLH. In March 2017, the pioneer of CAR T-cell immunotherapy, Dr. Carl June at University of Pennsylvania, joined our scientific advisory board. In 2017, both Kymriah from University of Pennsylvania and Novartis, and Yescarta from Kite Pharma and Gilead Sciences, received FDA approval for the treatment of certain hematologic cancers. In early 2020, the first two case reports of CRS successfully treated with the adjunctive use of CytoSorb were published.

The total addressable market for CytoSorb for the treatment of cancer cachexia and cancer in the U.S. and EU is estimated to be in excess of $4 billion.

Organ Transplant and Brain-Dead Organ Donors

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

In October 2020, CytoSorbents announced the EU approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo organ perfusion, with the goal of either preserving organ function in healthy organs, or rehabilitating dysfunctional organs that would otherwise have been discarded.  We believe the ECOS-300CY cartridge has the potential to expand the organ donor pool.  According to Eurotransplant, there were approximately 6,400 transplants from deceased donors and roughly 14,000 patients on waiting list for organs in Europe last year. In the United States, UNOS cites 39,035 organ transplants in 2020, with approximately 108,000 patients on the waiting list.  This represents a US and European total addressable market for the ECOS-300CY device of approximately $400-600 million.

Blood Transfusions

The HemoDefend platform is a development-stage technology designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply. In the U.S. alone, 15 million packed red blood cell (“pRBC”) transfusions and another 15 million transfusions of other blood products (e.g., platelet, plasma, and cryoprecipitate) are administered each year with an average of 10% of all U.S. hospital admissions requiring a blood transfusion. The sheer volume of transfusions, not just in the U.S., but worldwide, complicates an already difficult task of maintaining a safe and reliable blood supply. Trauma, invasive operative procedures, critical care illnesses, supportive care in cancer, military usage, and inherited blood disorders are just some of the drivers of the use of transfused blood. In war, hemorrhage from trauma is a leading cause of preventable death, accounting for an estimated 30% to 40% of all fatalities. For example, in Operation Iraqi Freedom, due to a high rate of penetrating wound injuries, up to 8% of admissions required massive transfusions, defined as 10 units of blood or more in the first 24 hours. There is a clear need for a stable and safe source of blood products. However, blood shortages are common and exacerbated by the finite lifespan of blood. According to the Red Cross, pRBC units have a refrigerated life span of 42 days. However, many medical experts believe there is an increased risk of infection and transfusion reactions once stored blood ages beyond two weeks. Transfusion-related acute lung injury is the leading cause of non-hemolytic transfusion-related morbidity and mortality, with an incidence of 1 in 2,000-5,000 transfusions and a mortality rate of up to 10%. Fatal cases of transfusion-related acute lung injury have been most closely related to anti-HLA or anti-granulocyte antibodies found in a donor’s transfused blood. Other early transfusion reactions such as transfusion-associated dyspnea, fever and allergic reactions occur in 3% to 5% of all transfusions and can vary in severity depending on the patient’s condition. These are caused by cytokines, bioactive lipids, free hemoglobin, toxins, foreign antigens, and a number of other inflammatory mediators that accumulate in transfused blood products during storage. Leukoreduction can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents such as free hemoglobin and antibodies. Automated washing of pRBC is effective but is impractical due to the time, cost, and logistics of washing each unit of blood. The HemoDefend platform is a potentially superior alternative to purify blood transfusion products to these methods. The total addressable market for HemoDefend is more than $500 million for pRBCs alone. CytoSorbents has also received grant and contract funding to develop the HemoDefend platform to enable both universal plasma and fresh whole blood transfusions through the reduction of anti-A and anti-B blood group antibodies. Today, plasma and whole blood products must be carefully blood-type matched to prevent potentially fatal hemolytic transfusion reactions in the recipient, caused by the accidental administration of mismatched blood products. The reduction of anti-A and anti-B antibodies could potentially reduce or eliminate this risk, allowing for a broader range of available donors and simplifying the transfusion process. According to the American Red Cross, nearly 10,000 units of plasma are needed daily in the United States, or more than 3.5 million units a year. The World Health Organization (WHO) reports that plasma is transfused at a rate of 2.2 – 18.9 units per 1,000 population (median 7.7 units) globally.  In westernized countries alone, with a population of 1.5 billion, there are approximately 12 million units of plasma administered each year.  The total addressable market for HemoDefend-BGA in transfusion medicine in westernize countries alone is an estimated $400 million to $600 million, and represents a fraction of the global market.

Radiocontrast Removal

ContrastSorb is a development-stage blood purification technology that is being optimized for the removal of IV contrast from blood in order to prevent CIN. Contrast-induced nephropathy is the acute loss of renal function within the first 48 hours following IV contrast administration. IV contrast is widely administered to patients undergoing CT scans, to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during invasive and interventional cardiovascular procedures in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. For example, an estimated 10 million coronary angiograms are performed worldwide each year to diagnose and treat coronary artery disease by placing coronary stents, performing balloon angioplasty, or atherectomy (removal of plaque in arteries). Overall, there are an estimated 80 million doses of IV contrast administered worldwide each year, split between approximately 65 million contrast-enhanced CT scans, 10 million coronary angiograms, and 5 million conventional angiograms. There are an estimated 30 million doses administered each year in the U.S. alone. The reported risk of CIN in patients undergoing contrast enhanced CT scans has been reported to be 2% to 13%. For coronary intervention, the risk has been estimated to be as high as 20% to 30% in high risk patients with pre-existing renal insufficiency, long-term diabetes, hypertension, congestive heart failure, and older age. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative. The worldwide market opportunity for ContrastSorb in this high risk group is approximately $1 billion to $2 billion.

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

Background and Rationale: We believe that the effective treatment of sepsis is the most valuable potential application for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 20% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. There are approximately 1.6 million new cases of sepsis in the U.S. each year; and based on a recent 2020 The Lancet study, the worldwide incidence is estimated to be 49 million cases annually, accounting for 1 in every 5 deaths globally. The incidence of sepsis is also rising due to:

●	an aging population;
●	increased incidence of antibiotic resistance;
●	increase in co-morbid conditions like cancer and diabetes; and
●	increased use of indwelling medical devices that are susceptible to infection.

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

The ability of CytoSorb to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. CytoSorb use has been considered safe and well-tolerated in more than 121,000 human treatments to date.

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

Projected Timeline: In 2011, the CytoSorb filter received EU regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. Our manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We are currently manufacturing our CytoSorb device for commercial sale in the EU. We are currently selling CytoSorb in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Sweden, Denmark, and the Netherlands with a direct sales force. Based on its CE Mark approval, CytoSorb can also be sold throughout all 27 countries of the EU, the United Kingdom and countries outside the EU that will accept European regulatory approval with registration. Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 67 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, we intend to continue our commercialization plans for our product worldwide as well as to pursue U.S. clinical trials to seek FDA regulatory approval for CytoSorb in the U.S. by 2022.

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

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. In addition, hemolysis of red blood cells frequently occurs, resulting in the release of free hemoglobin into the bloodstream. These inflammatory mediators can lead to post-operative complications. CytoSorb is the only cytokine reduction technology approved in the EU that can be used intraoperatively in a bypass circuit in a heart-lung machine during cardiopulmonary bypass without the need for another machine. If our products are able to prevent or reduce the accumulation of cytokines or free hemoglobin in a patient’s blood stream, we may be able to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. Intra-operative use of CytoSorb on high-risk cardiac surgery patients, where the risk of post-operative complications is the highest, is expected to be the main initial target market. The use of CytoSorb in the post-operative period to treat post-operative SIRS is another application of the technology.

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

Projected Timeline: Cardiac surgeons, cardiac perfusionists, and cardiothoracic ICU intensivists in Germany, Austria, and other countries have now used CytoSorb intra-operatively and post-operatively in more than 40,000 treatments in cardiac surgery patients. This application is also the focus of number of planned and enrolling company-sponsored and investigator-initiated studies in the United States and Europe.

CytoSorb is the subject of a pivotal, 400-patient randomized controlled trial in the United States called the REFRESH 2-AKI trial.  Two CytoSorb cartridges are being used intraoperatively to reduce activated complement, free hemoglobin, and other inflammatory toxins that are generated during valve replacement surgery as well as aortic reconstruction with hypothermic cardiac arrest, with the goal of reducing the risk of acute kidney injury.  Acute kidney injury following cardiac surgery is associated with an increased risk of death in the first 5 years after surgery.  The trial has enrolled more than 150 patients to date. The Company has been undertaking multiple activities in preparation to resume the study, which is estimated to take place in the first half of 2021. If the study is successful, we plan to submit a PMA application to the FDA in 2023 for U.S. regulatory approval.

The 250-patient randomized controlled REMOVE infective endocarditis trial was completed in January 2020. The COVID-19 pandemic has caused delays in data monitoring and data analysis. Topline data are expected to be reported in the first half of 2021 with full data presentation at a major international conference also in 2021.

We are currently conducting the 30-patient, single arm trial in the United Kingdom called the TISORB trial, obtaining more country-specific data to support the use of CytoSorb to remove ticagrelor in emergent or urgent cardiac surgery to reduce perioperatively bleeding complications. Due to the COVID-19 pandemic, the execution of the TISORB trial has been greatly impacted and ongoing national restrictions in the UK on the conduct of non-COVID clinical studies add further uncertainty to TISORB.

For further detailed information regarding our clinical trial strategy, see the section entitled "Clinical Studies" of this Item 1 of this Report.

APPLICATION : Maintaining or improving the quality of solid organs harvested from donors  for organ transplant

Potential Benefits:

ECOS-300CY:  Solid organ transplant is very costly, and the success of the transplant is heavily dependent upon the health and quality of the harvested organs.  ECOS-300CY was designed to maintain or improve the quality of these organs prior to transplant in an ex vivo perfusion system, and may have the benefit of improving outcomes in organ transplant and also increasing the availability of organs by rehabilitating organs that would have otherwise been discarded.

CytoSorb :  By preventing or reducing high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb may be able to mitigate organ dysfunction and failure, which results from severe inflammation following brain-death. The primary goals for this application are:

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

Projected Timeline: ECOS-300CY:  The ECOS-300CY was approved in the E.U. for the removal of inflammatory mediators during ex vivo organ perfusion under CE Mark designation in 2020.  CytoSorbents announced a partnership with Aferetica srl to provide the ECOS-300CY cartridge under the exclusive trade name, PerSorb™, that is compatible with Aferetica’s PerLife™ ex vivo organ perfusion system, recently approved in the E.U. as well.

CytoSorb for brain dead organ donors: Studies have been conducted under a $1 million grant from the Health Resources and Services Administration (“HRSA”), an agency of the U.S. Department of Health and Human Services. Researchers at the University of Pittsburgh Medical Center and the University of Texas, Houston Medical Center have completed the observational and dosing phases of the project. The results were published in Critical Care Medicine, January 2008. The next phase of this study, the treatment phase, would involve viable donors treated with the CytoSorb device. In this phase of the project, viable donors will be treated and the survival and function of organs in transplant recipients will be tracked and measured. The treatment phase would be contingent upon further discussion with the FDA and HRSA regarding study design, as well as obtaining additional funding.

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

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the NHLBI, a division of the National Institute of Health, under a Phase I SBIR, an awarded $1.5M Phase II SBIR contract (funded by NHLBI and U.S. Special Operations Command (USSOCOM)), and more recently under a $3M multi-year Phase IIB bridge contract funded by NHLBI. As a result of delays caused by the COVID-19 pandemic, we expect to  complete bench testing required for U.S. approval in 2021, and advance the in-line filter to human testing in the first half of 2022.

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

Projected Timeline: The HemoDefend-BGA platform is a development stage product based on our advanced blood purification technology. Prototype filtration devices have been evaluated by a government agency, resulting in excellent depletion of both anti-A and anti-B antibodies. Work is continuing to advance these prototypes to commercial-ready devices. This work has received cumulatively approximately $9.6 million in Phase I and II Small Business Technology Transfer (STTR) funding by the U.S. Army Medical Research Acquisition Activity (USAMRAA), U.S. Army Medical Research and Materiel Command (USAMRMC), Defense Health Agency, and CDMRP.

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

Projected Timeline: K+ontrol has demonstrated the ability to reduce potassium in several animal models of hyperkalemia and is currently being optimized with funding support from the U.S. Army and Defense Health Agency under under a Phase I and Phase II SBIR contract for a total of $1.15 million and a $3 million Rapid Innovation Fund (RIF) award from the U.S. Air Force Materiel Command. We plan to move forward with clinical development of this product, pending the successful outcome of these animal studies.

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

Commercial and Research Partners

Biocon Biologics Limited

In September 2013, we entered into a distribution agreement with Biocon Biologics Limited, (“Biocon”), India’s largest biopharmaceuticals company, under which Biocon was granted exclusive commercialization rights to the CytoSorb therapy in India and select emerging markets, initially focused on sepsis. Biocon committed to annual minimum purchases to maintain exclusivity. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator initiated studies and patient case studies. Under the terms of the expanded partnership, the term of the distribution agreement was extended to December 2022. On May 27, 2020, Biocon announced that CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.

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

In addition, also in December 2018, we entered into agreements to expand the partnership with Fresenius into South Korea and Mexico. Under the terms of these agreements, Fresenius has exclusive rights to distribute CytoSorb for acute care and other hospital applications in South Korea and Mexico. Commercial sales of CytoSorb are underway in both countries after securing market registration clearance from the South Korean and Mexican health authorities in 2021 and 2020, respectively. These multi-year agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity.  These agreements, which commenced on January 1, 2019, have an initial term of three years and will automatically renew for an additional two years unless terminated by either party.

Aferetica s.r.l.

In 2015, we entered into a distribution agreement with Aferetica s.r.l., a distributor based in Bologna, Italy that specializes in the sale of certain medical products and devices, specifically extracorporeal therapies, in the critical care, cardiac surgery and liver disease markets (“Aferetica”). Under the terms of the agreement, we granted Aferetica the exclusive right to distribute CytoSorb in Italy, San Marino and the Vatican for application in CRRT (Continuous Renal Replacement Therapies), dialysis and hemoperfusion machine run treatments, as described in the agreement. In connection with the grant of distribution rights, Aferetica agreed to certain minimum purchase and inventory requirements. Aferetica further agreed not to market or sell products competitive with CytoSorb in Italy, San Marino and the Vatican. The agreement was renewed through 2023.

In addition, in September 2017, we announced a partnership with Aferetica to provide dedicated, branded sorbent cartridges for use with Aferetica’s proprietary PerLife™ ex-vivo organ perfusion system, with the goal of rehabilitating or preserving the function solid organs destined for eventual transplant.  In July 2018, Aferetica and CytoSorbents debuted the PerLife™ system for organ preservation at the 27th International Congress of the Transplantation Society.  In the fourth quarter of 2020, Aferetica announced CE Mark registration of the PerLife system. At the same time, CytoSorbents announced CE Mark approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo perfusion, which has been designated, PerSorb™, a trade name exclusive to the PerLife system.

Terumo Cardiovascular Group

In September 2016, we entered into a multi-country strategic partnership with Terumo Cardiovascular Group (“Terumo”) to commercialize CytoSorb for cardiac surgery applications. Under the terms of the agreement, Terumo has exclusive rights to distribute the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery in France, Sweden, Denmark, N

In August 2020, we announced an initial collaboration with Terumo to exclusively sell CytoSorb to hospitals in ten U.S. COVID-19 hotspot states including Alabama, Arizona, California, Georgia, Louisiana, Mississippi, New Mexico, Oregon, Texas, and Washington. CytoSorb previously received Emergency Use Authorization (EUA) by the U.S. Food and Drug Administration (FDA) for use in adult, critically-ill COVID-19 patients with imminent or confirmed respiratory failure. Under the initial terms of the agreement, Terumo will ensure hospitals in the defined hot-spot states have access to the CytoSorb therapy for use in critically-ill COVID-19 patients that meet strict criteria under CytoSorbents' EUA. CytoSorbents will provide all primary clinical and technical training, customer support, and product fulfillment.

B. Braun Avitum AG

In March 2021, we announced announce the launch of a global co-marketing agreement with B. Braun Avitum AG to promote the use of CytoSorb® with B. Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). The CytoSorb® adsorber is used in critical care for the extracorporeal removal of cytokines and inflammatory mediators from the bloodstream and can be operated with the B. Braun OMNI® acute dialysis machine. B. Braun will supply the market with the OMNI® and OMNIset® Plus while CytoSorbents and its network of direct sales, strategic partners, and distributors will continue to supply the market with CytoSorb®. CytoSorb® is CE Mark certified and distributed in 67 countries worldwide. This global co-marketing agreement applies to the countries where both products are registered (US market is specifically excluded). Financial terms of this agreement have not been disclosed.

B. Braun is one of the world's leading manufacturers of medical devices and pharmaceutical products and services. With 64,000 employees in 64 countries, B. Braun develops high quality product systems and services for users around the world. In 2019, the Group generated sales of €7.5 billion.

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

Dr. John Kellum, a member of the UPMC faculty since 1994, was the Chairman of our Sepsis Advisory Board.  On March 1, 2021, Dr. Kellum became the Chief Medical Officer for Toronto, Canada-based Spectral Medical, Inc.  Concurrent with his appointment at Spectral, Dr. Kellum formally resigned from our Advisory Board.

Advisory Boards

From time to time our management meets with scientific advisors who sit on our Scientific Advisory Boards (“SAB”). We have 3 SABs that include a Basic Science and Technology SAB, a Critical Care Medicine SAB, and a Cardiac Surgery SAB.  Each SAB comprises of approximately five scientists with deep expertise in their respective fields.  We compensate all our SAB members according to fair market value and reimburse them for their travel expenses when attending meetings in person.

Royalty Agreement

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, Ms. Montiel was granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues received by us from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. In February 2017, all rights, title and interest to the Royalty was assigned to The Robert Shipley Living Trust. For the year ended December 31, 2020 we have recorded royalty costs of approximately $1,172,000.

License Agreement

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2020 per the terms of the license agreement we have recorded royalty costs of approximately $1,954,000.

Following the expiration of the 18-year term of the Settlement Agreement, the patents and patent applications that are the subject of the Settlement Agreement should have expired under current patent laws, and the technology claimed in them will be available to the public. However, we have additional issued patents separate from those in this Settlement Agreement, and patents pending worldwide that may extend patent protection of our core technology. We will also continue to exclusively own any confidential and proprietary know how.

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

CytoSorb is not yet approved in the U.S. but has received FDA Emergency Use Authorization in April 2020 for use in adult critically ill COVID-19 patients with imminent or confirmed respiratory failure.  There is currently no specific reimbursement for CytoSorb in the U.S. Payment for our CytoSorb device in the U.S. for this application falls under the DRG prospective repayment system, which is currently the predominant inpatient hospital reimbursement methodology in the U.S. Under this system, hospital reimbursement is generally based upon pre-determined amounts payable for specific diagnoses (e.g. septic shock with respiratory failure), regardless of the number of services provided during the patient’s stay. If CytoSorb can improve outcomes and reduce the costs of ICU treatment and hospital length of stay, it could potentially save hospitals a significant amount of money.

In January 2021, the Centers for the Centers for Medicare & Medicaid Services (CMS) announced the Medicare Coverage of Innovative Technology pathway that will provide national Medicare coverage as early as the same day as FDA market authorization for Breakthrough medical devices, where coverage would last 4 years. This program may be applicable to CytoSorb, if it can achieve U.S. approval for the removal of ticagrelor during emergent or urgent cardiothoracic surgery, which was granted FDA Breakthrough Designation in April 2020.

Competition

General

We believe that our products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) in the bloodstream, including sepsis, acute respiratory distress syndrome, trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery, damage to organs donated for transplant prior to organ harvest, renal disease and drug intoxication. Researchers have explored the potential of using existing membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We have demonstrated the ability of CytoSorb to reduce key cytokines in the blood of human patients with predominantly septic shock and acute respiratory distress syndrome. In a post-hoc subgroup analysis of our European Sepsis Trial, we have also demonstrated statistically significant improvements in mortality in patients at high risk of death, including patients with either very high cytokine levels or patients older than age 65, both of which have a high predicted mortality. Larger studies are needed to confirm these preliminary data.

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

There have been many large scale clinical trials in sepsis.  The primary outcomes of these studies have generally included:

●	number of days alive without CV, renal, or pulmonary organ support
●	number of days free of treatment with vasopressors
●	28-day survival and all-cause mortality
●	60-day hospital mortality
●	reduction rate of IL-6 serum concentration
●	change in biomarkers indicative of endothelial activation and damage
●	change in microvascular perfusion
●	hemodynamic effects
●	immune reconstitution of lymphocytopenic sepsis patients
●	immunomodulatory effect (IL6/IL10 ratio)
●	lymphocyte counts and percentage
●	post-operative sepsis
●	reduction in Sequential Organ Failure Assessment score (SOFA)

COVID-19 disrupted many clinical studies in 2020.  Notable active Phase III trials in sepsis include the following:

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

Another study is being conducted by Atox Bio, a development stage company in clinical studies with peptide therapeutics that are designed to prevent superactivation of the immune response by certain toxins such as toxic shock syndrome toxin. It is currently focused on necrotizing soft tissue infections. The investigational peptide, AB103 or Reltecimod, binds to the CD28 co-stimulatory receptor to attempt to restore the host’s appropriate immune response to severe infections and was evaluated in the ACCUTE Trial, a Phase III randomized controlled trial in 60 investigative sites in the U.S in 290 patients with necrotizing soft tissue infections. The primary endpoint of the study was based on a modified Intent-to-treat (mITT) analysis of a primary composite endpoint that was defined as:  alive at day 28, ≤ 3 debridements, no amputation beyond first operation, and day 14 mSOFA ≤ 1 with ≥ 3 point reduction (organ dysfunction resolution).  A prespecified, per protocol (PP) analysis excluded 17 patients with major protocol violations before unblinding.  There was no difference in 28-day mortality of 15% in each group, and the study did not reach significant improvement in the primary endpoint in the pre-defined mITT population.  However, in the PP analysis that excluded 17 patients, the company claims clinical composite endpoint success of 54.3% treatment vs 40.3% control.  In December 2020, Atox Bio announced that they had filed an NDA under the FDA Accelerated Approval Program with a PDUFA date of September 30, 2021.In January 2021, the company announced the termination of its Phase 3 REAKT (Reltecimod Efficacy for Acute Kidney Injury Trial) trial in patients with abdominal sepsis induced AKI due to slow enrollment.

Spectral Medical, Inc. collaborated with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and completed enrollment in June 2016. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. The original trial was designed as a randomized control trial in 360 patients with septic shock and high endotoxin levels (≥ 0.60 EAA units) as confirmed by Spectral’s Endotoxin Activity Assay (“EAA”). In a second interim analysis finalized in April 2014, following the enrollment of 184 patients with 28-day follow-up, the DSMB recommended that the trial continue. However, the expected trial size was increased to 650 patients and the exclusion criteria was modified to only accept sicker patients with a multiple organ dysfunction syndrome score greater than 9. In September 2015, Spectral reported that the composite mortality in the new subgroup had risen to ~50%, from ~30% previously. New statistical analysis on patients in the new subgroup, and comparable patients in a European treatment registry, led to a sample size recalculation of 446 evaluable patients. Spectral announced in June 2016 that they had completed enrollment for the EUPHRATES trial. In October 2016, Spectral announced top-line results that the trial did not meet the main goal of absolute reduction in 28-day all-cause mortality, but reiterated safety of treatment and potential benefit in the sickest group of patients (multiple organ dysfunction score > 9). A secondary analysis of the sub-population of patients with septic shock and high circulating endotoxin activity also failed to demonstrate a beneficial effect of Toraymyxin on 28-day mortality in sepsis, however, an exploratory post-hoc analysis of the suggested trends toward improvements in changes in mean arterial pressure and ventilator-free days. In February 2019, Spectral announced an amendment of the original EUPHRATES trial to enroll an additional 150 septic shock patients under the TIGRIS expansion, in patients with a MODS score > 9 and an EAA level between 0.60 and 0.90, and will analyze the combined data from these two trials using a Bayesian statistical approach. Based on the 179 patients from the EUPHRATES trial, treated patients had a mortality of 38% (N=90) compared to 48% mortality in the control (N=89), but not statistically significant. The TIGRIS study will be in US sites only, randomized (2:1), open label trial, with an additional 150 new patients (100 treated, 50 control) to be added. Projected completion of trial enrollment  at 10 sites is 18 months (projected June 2022).

Enlivex has developed an investigational cell-based therapy called Allocetra that is an infusion of donor mononuclear cells that have been chemically induced to be apoptotic. Once infused, the patient’s macrophages and dendritic cells phagocytose these apoptotic cells which purportedly then causes them to reduce inflammatory signals that results in immune modulation. Enlivex recently reported on the use of its therapy, as a single or double dose in a single arm Phase IB study in 10 patients who presented with sepsis to the emergency room with a SOFA score > 2 above baseline.  The severity of illness in this patient population was low, with a mean APACHE II score of 12.9 (range 8-21) and a predicted mortality of approximately 15%, and a mean SOFA score of 3.4 (range 2-6), with a predicted mortality of less than 10%. There were no deaths reported in the study.  Results were compared with a poorly matched and significantly sicker control population who were admitted to the intensive care unit or intermediate care unit.

In 2017, a single center, retrospective, non-randomized, unblinded before-after clinical study evaluating the effect of hydrocortisone, intravenous Vitamin C, and thiamine in a total of 94 patients with severe sepsis and septic shock was published suggesting a significant decrease in hospital mortality of 8.5% (4 of 47 treated) versus mortality of 40.4% (19 of 47 control), p<0.001. Mechanistically, Vitamin C is an antioxidant that scavenges free oxygen radicals, and plays a role in preserving endothelial function and microcirculatory flow.  Thiamine is a co-factor of pyruvate dehydrogenase that is a key step in the conversion of lactate to pyruvate to acetyl-CoA, then to the Krebs cycle, leading to a consumption of lactate. Steroids are anti-inflammatory. Vitamin C or steroids alone have not demonstrated a significant benefit in patients with severe sepsis and septic shock in large scale clinical trials.  Observational studies in septic patients have demonstrated a deficiency in Vitamin C and thiamine. Critics of this study cite weaknesses in the study design, and confounders such as the significantly higher incidence of renal replacement therapy in the control arm (33% vs 10% treatment, p=0.02), that is an independent and significant risk factor for mortality in sepsis.  Many compare it to another well-known single center trial in 2001 in 263 patients that suggested a significant reduction in hospital mortality (30.5%, N=130 treatment versus 46.5%, N=133 control) due to early goal directed therapy (EGDT), which protocolized resuscitation, oxygenation, and hemodynamic targets in the emergency room for patients with severe sepsis or septic shock prior to being admitted to the ICU. Three subsequent large scale randomized controlled trials failed to demonstrate any benefit. Regardless, the results of the Vitamin C, thiamine and steroid single center trial have spawned a number of randomized controlled clinical trials evaluating this therapeutic strategy, including VICTAS, VITAMINS, ACTS, and others. The largest of these studies is VICTAS, a 2,000 patient U.S. multi-center randomized controlled trial that started in August 2018 comparing intravenous Vitamin C, thiamine, and hydrocortisone for 4 days or until ICU discharge versus placebo and standard of care in patients with suspected or confirmed infection and either respiratory dysfunction requiring mechanical support or shock of less than 24 hours from enrollment.  The primary outcome is vasopressor and ventilator-free days at 30 days.  The trial was terminated early at 501 patients due to a withdrawal of funding from the study, with results published in JAMA in February 2021.  Ventilator- and vasopressor-free days showed no significant improvement with a median of 25 days (IQR, 0-29 days) in the intervention group and 26 days (IQR, 0-28 days) in the placebo group, with a median difference of −1 day (95% CI, −4 to 2 days; P = .85). Thirty-day mortality was 22% in the intervention group and 24% in the placebo group and was not statistically significant. The ACTS trial is a 200 patient U.S. multicenter study that started in February 2018 comparing 4 days of treatment with intravenous Vitamin C (1500 mg/d), thiamine (100 mg/d), and hydrocortisone (50 mg every 6 hours) versus saline placebo in patients having suspected or confirmed infection, requiring vasopressors. The primary endpoint is change in SOFA score in 72 hours.  Results from this study were published in JAMA in August 2020.  Change in the SOFA score was 4.7 in the intervention group vs 4.1 in the placebo group over 72 hours, a difference that was not statistically significant. The VITAMINS RCT began in Australia and New Zealand in November 2017, comparing the effect of Vitamin C (6g/d), thiamine (400 mg/d) and hydrocortisone (50mg every 6 hours) versus hydrocortisone (50mg every 6 hours) alone, in 216 patients with septic shock and a blood lactate > 2 mmol/L, with a primary endpoint of time alive and free of vasopressors at day 7 after randomization. The results of the VITAMINS trial were published in JAMA in January 2020, concluding that treatment with vitamin C, hydrocortisone, and thiamine, compared with intravenous hydrocortisone alone, did not significantly improve the duration of time alive and free of vasopressor administration over 7 days, and does not lead to a more rapid resolution of septic shock compared with intravenous hydrocortisone alone.  Ninety-day mortality was 28.6% in the treatment group, and 24.5% in the control group.  The authors of these studies do not recommend the routine use of the combination of Vitamin C, corticosteroids, and thiamine in septic shock patients.

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

In September 2017, Baxter re-launched oXiris in the E.U., a hollow-fiber acrylonitrile and methalylsulfonate (AN69) membrane hemofilter coated with polyethyleneimine (PEI) that was originally launched by Gambro in 2009 for use in hemodialysis as a strategy to treat acute kidney injury and gram negative septic shock while reducing endotoxin. The filter itself has not changed. However, Baxter has expanded the label to now include reduction of cytokines based on a set of in vitro experiments evaluating cytokine reduction from recirculating plasma over two hours. In December 2018, Baxter began a 40 patient randomized, controlled trial, called ECRO, evaluating the effect of endotoxin and cytokine (IL-6) removal during continuous hemofiltration with oXiris in patients with septic shock due to peritonitis, as compared to a standard polysulfone filter. The estimated study completion date is March 2022. In 2020, oXiris received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients in imminent or confirmed respiratory failure.  In October 2020, results from 4 hospitals on 37 patients from its OxirisNet Registry in the journal, Critical Care.

Mortality was 66.6% in patients receiving oXiris treatment after 14 days from admission, and a mortality of 47.4% mortality when used earlier. In addition, Baxter also launched the Theranova mid-molecular weight cutoff or high retention onset (HRO) hemodialysis membrane to improve the efficiency of hemodialysis, claiming improved mid-molecular weight substance removal. Neither oXiris nor Theranova are approved in the U.S.

Each of the following technologies claims to remove inflammatory mediators such as cytokines, or to treat sepsis, and represents a potential competitive alternative to CytoSorb. However, to our knowledge, none of these technologies are approved in the U.S. and none are approved in the European Union to reduce cytokines.

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

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. Lixelle has been used in several small human pilot studies including a 5 patient pilot study in 2002 and a 4 patient pilot study in 2009. Though these studies correlate Lixelle use with cytokine reduction, they are not randomized, controlled studies and so do not control for natural cytokine clearance. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka obtained U.S. humanitarian device exemption for Lixelle in March 2015, but is restricted to treating amyloidosis in chronic dialysis patients. Kaneka has since developed a modified cellulosic resin called CTR that can also remove cytokines from experimental pre-clinical systems. In 2009, CTR was used in an 18-patient randomized, controlled trial in patients with septic shock with undisclosed improvements in APACHE II scores and IL-6 and IL-8. To our knowledge, Kaneka has not conducted or published any other study using CTR to treat human sepsis patients since then. To our knowledge, none of the following technologies are approved in the U.S. and none are approved for cytokine reduction or as a therapy to treat sepsis in the EU. Jafron Biomedical is an integrated dialysis public company in China selling dialysis machines and hemodialysis and hemoperfusion cartridges containing a neutral microporous adsorption resin to purify blood of toxins in liver failure, critical illness, poisoning, and autoimmune diseases. Jafron is currently recruiting a 144 patient efficacy and safety study in China using its CA330 cartridge to reduce IL-6 in septic patients. The estimated study completion date is October 2020. Foshan Biosun Medical Technology Co, Ltd, and Baihe Medical Technology Co, market hemoperfusion cartridges under the BioSky brand name, including the MG series claiming cytokine reduction, and the DX series for bilirubin reduction. Ube Industries, Ltd was currently developing an adsorbent resin called CF-X for the removal of cytokines. To our knowledge, Ube has not published any study using CF-X to treat human sepsis patients. CytoPherx Inc., had developed an extracorporeal system based on selective cytapheresis, or the inactivation or removal of activated leukocytes. It was enrolling a 344 patient pivotal trial that began in August 2011 and was expected to be completed by December 2014 in patients with acute kidney injury with or without severe sepsis, on continuous renal replacement therapy with the goal of reducing mortality. This system does not remove cytokines directly, but attempts to reduce the numbers of activated white blood cells that can produce cytokines or cause cell-mediated injury. The company appears to no longer be in business. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyurethane beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and has completed a 15 patient CE Mark registration trial in Germany evaluating the safety and efficacy of bacterial removal from blood. It received EU CE-Mark approval in July 2019, and established distribution in Germany, Italy and Benelux. In addition, in 2013, it partnered with BioBridge Global to apply its technology to pathogen reduction in transfused blood products. In 2020, Seraph received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients to reduce pathogens and inflammatory mediators from the bloodstream.  Seraph was recently designated by FDA for inclusion into the Expedited Access Pathway (EAP) Program for the specific application of removing drug resistant pathogens from whole blood. We believe our CytoSorb cartridge has significant competitive, technological, and/or economic advantages over systems by these other companies.

Acute Respiratory Distress Syndrome

Treatment of ARDS is predominantly supportive care using supplemental oxygen, careful fluid management, multiple modes of ventilation incorporating the concepts of low tidal volume, prone ventilation, and extracorporeal membrane oxygenation (“ECMO”). Although a number of therapies have been tried such as nitric oxide, surfactant therapy, and others, only corticosteroids, such a dexamethasone or methylprednisolone, have demonstrated mortality benefit in patients with ARDS.  For example, in critically ill COVID-19 patients on mechanical ventilation, the RECOVERY study demonstrated use of once daily dexamethasone led to a reduction in mortality from 41.4% control to 29.3% treatment.

See “Markets:  Acute Respiratory Distress Syndrome” above for a more detailed discussion.

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

Drug Intoxication

Treatment of patients suffering from drug overdose often involves a number of pharmacological treatments and mechanical interventions to detoxify and stabilize the patient. Mechanical interventions include procedures such as gastric lavage, activated charcoal, whole bowel irrigation and extracorporeal blood purification. Each method has its own limitations, many of which are associated with the timing of administration following overdose. Blood purification with high flux dialyzers or with activated charcoal cartridges by Gambro, Fresenius, Nephros and others are typically efficient at removing hydrophilic drugs that are not protein bound. However, they are inefficient at removing drugs that have a large volume of distribution, or drugs that are hydrophobic or lipophilic. Many drugs of overdose fall into this category. The administration of lipid emulsions, such as Intralipid, have been used with some success to create a depot for lipophilic drugs. Resin based hemoperfusion devices have been used to remove lipophilic drugs that are protein bound, but have historically had issues of biocompatibility. DrugSorb is a highly biocompatible resin-based hemoperfusion device that can remove a wide range of drugs of overdose in vitro very rapidly, with high single pass removal.

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

Use for Organ Transplant in Ex Vivo Organ Perfusion Systems or in the Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death, or in the removal of inflammatory mediators during ex vivo organ perfusion

Removal of Anti-thrombotics such as Ticagrelor in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

There are more than $20 billion in annual worldwide sales of anti-thrombotic drugs such as the P2Y12 platelet inhibitors (e.g. clopidogrel, ticagrelor, prasugrel), and the Direct Oral AntiCoagulants (DOAC) comprising of direct thrombin inhibitors (dabigatran), and Factor Xa inhibitors (e.g. apixaban, rivaroxaban, edoxaban).  These are generally used to reduce thromboembolic events in a wide range of applications, including dual anti-platelet therapy in percutaneous coronary intervention and stent placement, myocardial infarction, stroke, peripheral artery disease, atrial fibrillation, deep vein thrombosis, pulmonary embolus, and others.  For example, ticagrelor (Brilinta®, Astra Zeneca) is a widely-used anti-platelet agent used to decrease cardiovascular risk in patients with acute coronary syndromes or a past history of heart attack. It is also widely used during as part of the dual-anti platelet therapy regimen in patients undergoing percutaneous coronary intervention and stent placement. However, when patients on ticagrelor require emergent or urgent cardiac surgery, up to 65% of patients will have severe or massive peri-operative bleeding complications that contributes to a high risk of morbidity and death and major costs to the healthcare system.

To our knowledge, CytoSorb is the only therapy approved for the removal of ticagrelor and rivaroxaban (Xarelto®, Janssen, Bayer) in the E.U. during cardiopulmonary bypass in urgent or emergent cardiopulmonary bypass.  The only recommended alternative is to wait for 3-5 days to allow natural drug elimination and washout prior to surgery.

CytoSorb has already demonstrated the ability to remove ticagrelor rapidly and efficiently from human blood in vitro.  Meanwhile, a retrospective case series reported by clinicians at Asklepios Klinik St. Georg in Hamburg, Germany on the investigational use of CytoSorb to reverse the effects of ticagrelor and the Factor Xa inhibitor, rivaroxaban, during emergency cardiac surgery demonstrated a greatly reduced risk of bleeding complications and the need for repeat surgery to explore the source of bleeding. Extrapolations of the clinical benefits showed projected cost savings of £3,982, or approximately $5,000 USD, per patient in a U.K. based economics study.  CytoSorb recently received E.U. CE Mark label expansion to remove ticagrelor and rivaroxaban during cardiac surgery involving cardiopulmonary bypass via label expansion of its CE Mark. We are currently executing the Safe and Timely Antithrombotic Removal (STAR) international registry collecting real world evidence in this application and two multicenter prospective single arm studies (TISORB in the UK and CYTATION in Germany) to obtain more country-specific data to support the use of CytoSorb for reduction of peri-operative bleeding complications in urgent or emergent cardiac surgery.

The use of platelet transfusions, Kcentra® (CSL Behring; four factor prothrombin complex concentrate; reversal for warfarin anticoagulation), Andexxa® (recombinant Factor Xa; AstraZeneca; reversal for rivaroxaban and apixaban), Praxbind® (idarucizumab, Boeringer Ingelheim; reversal agent for dabigatran) and other interventions have either not demonstrated consistent benefit, or are not used because of potential safety concerns, in the reversal of antithrombotics in the setting of cardiopulmonary bypass.

PhaseBio, a clinical-stage biopharmaceutical company, has licensed an intravenously administered monoclonal antibody fragment with high affinity for ticagrelor called bentracimab (PB2452) from Medimmune, a division of AstraZeneca. The company paid AstraZeneca $100,000 upfront, with $68 million in potential future milestones.  AstraZeneca owns approximately 5% of PhaseBio’s stock. PB2452 is a novel reversal agent for the antiplatelet drug ticagrelor, which was developed for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. PhaseBio is seeking US FDA approval of PB2452 in the United States through an accelerated approval process.

PhaseBio is currently conducting a U.S. Phase 2b clinical study evaluating the safety and efficacy of PB2452 in approximately 200 healthy volunteers aged 50-80.  Patients receive loading with dual anti-platelet therapy consisting of aspirin and ticagrelor in the U.S. and will be evaluated on the ability of PB2452 to reverse platelet dysfunction. PhaseBio has also launched its REVERSE-IT (Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial) study, a Phase 3, multi-center, open-label, prospective single-arm trial designed to study reversal of the antiplatelet effects of ticagrelor with bentracimab in patients who present with uncontrolled major or life-threatening bleeding or who require urgent surgery or invasive procedure. Approximately 200 adult patients, within 72 hours of ticagrelor intake who require urgent reversal of the antiplatelet effects of ticagrelor, are being targeted to be enrolled from centers in the U.S. and worldwide. Patients with reported use of ticagrelor within the prior 3 days who require urgent ticagrelor reversal are eligible for enrollment. Patients receive an intravenous (IV) infusion comprised of an initial IV bolus of 6 grams (g) infused over 10 minutes for rapid reversal, followed immediately by a 6g IV loading infusion over 4 hours and then a 6 g IV maintenance infusion over 12 hours. In January 2021, PhaseBio expanded the study to include patients in the European Union.  The primary endpoints of the study are: 1) reversal of platelet inhibition 2) Major life-threatening bleeding and 3) achievement of hemostasis in urgent surgery or invasive procedures.  Bentracimab is not yet approved in any market.

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

Meanwhile, Andexxa is a Factor Xa analog that competes for binding to Factor Xa inhibitors. Due to the short duration of action, pro-thrombotic effect, and very high cost, it is not indicated to reduce the risk of perioperative bleeding in cardiac surgery.

CytoSorb has demonstrated very efficient removal of all the major drugs of the DOAC category in clinical use today including rivaroxaban (Xarelto®; Bayer, Janssen), apixaban (Eliquis®, Bristol-Myers Squibb), edoxaban (Savaysa®, Daiichi-Sankyo) and dabigatran (Pradaxa®, Boehringer Ingelheim).

We believe that CytoSorb represents a more cost-effective, readily available, and easy to implement solution for ticagrelor or DOAC reversal in cardiac surgery than these biologic alternatives.

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

Critical Care

In 2011, the CytoSorb adsorber received EU regulatory approval under the CE Mark as an extracorporeal cytokine filter to be used in clinical situations where cytokines are elevated. As part of the CE Mark process, in 2011 we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was sufficiently safe in this critically-ill population to support the CE mark and published in PLOS ONE. In the European Sepsis Trial, the treatment was well-tolerated with no serious device related adverse events reported. The trial also demonstrated the ability of CytoSorb to reduce cytokines such as IL-6 from the blood of septic patients. The trial was not powered to demonstrate significant reduction in other clinical endpoints such as mortality.

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

In April 2020 the FDA granted Emergency Use Authorization for CytoSorb use in critically ill COVID-19 patients treated in the ICU. The company is conducting the CytoSorb Therapy in COVID-19 (CTC) Registry to systematically capture high fidelity data from U.S.institutions using CytoSorb under the EUA.

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

The REFRESH I study was designed to evaluate the safety and feasibility of two CytoSorb devices  used intra-operatively with a heart-lung machine to reduce plasma free hemoglobin (pfHb) and cytokines in patients undergoing complex cardiac surgery.  The study was not powered to measure effect on clinical outcomes. The length, complexity and invasiveness of these procedures cause hemolysis and inflammation, leading to high levels of plasma free hemoglobin, cytokines, activated complement, and other substances.  These inflammatory mediators are correlated with the incidence of serious post-operative complications such as kidney injury, renal failure and other organ dysfunction.  The goal of CytoSorb is to actively remove these inflammatory and toxic substances as they are being generated during the surgery and reduce complications. Enrollment was completed with 46 patients. A total of 38 patients were evaluable for pfHb and completed all aspects of the study.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative use of two CytoSorb devices as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with higher mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future.   The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018.  On November 25, 2019 the Company announced a pause in enrollment for the REFRESH 2-AKI study. The study’s Data Monitoring Committee (the “DMC”) recommended this pause following a blinded, interim, milestone review of clinical study data.  The DMC requested that additional clinical data and data analysis, not pre-specified in the current version of the protocol, be provided by Company.  In addition, the Company appointed NAMSA as the new contract research organization (“CRO”) for the study to improve the monitoring of patient safety endpoints. As of November 25, 2019, the study had enrolled 153 patients at 25 initiated sites. Since then, the Company and its new CRO have completed a comprehensive program to re-monitor existing data, collect new data, and analyze the safety data from the 153 patients included in the trial to date.  These data were reviewed by the DMC resulting in a favorable opinion on safety, dated July 24, 2020, and the recommendation to resume the trial with only minor modifications.  The Company has been undertaking multiple activities in preparation to resume the study, which is planned in the first half of 2021, notwithstanding potential COVID-19 related delays. If the study is successful, we plan to submit a PMA application to the FDA in 2023 for U.S. regulatory approval.

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multi-center single arm study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. A protocol amendment was submitted to expand the population of eligible patients to now include patients requiring urgent cardiac surgery. These changes were approved by the UK Medicines and Healthcare products Regulatory Agency (MHRA) at the end of February 2020.   In December 2020, CytoSorbents initiated CYTATION (CytoSorb Ticagrelor Hemoadsorption), a Company-sponsored multicenter study in Germany to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as a standard of care to reduce the risk of heart attacks and strokes in patients with acute coronary syndromes. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, treated patients who require urgent or emergent cardiothoracic surgery may either proceed at high risk for severe perioperative bleeding (as high as 65% higher risk due to ticagrelor) or stay waiting for days in the hospital until the ticagrelor antithrombotic effect washes out.  Neither option is optimal since patients proceeding to surgery are at great risk for serious or even fatal bleeding and patients waiting for washout are at risk of a thrombotic complications such as a stroke or heart attack, while delaying surgery and increasing hospitalization costs.   The benefits of CytoSorb in this setting are both clinical and economic.  In the publication in 2019 by Hassan et al, outcomes of 55 patients requiring emergent cardiac surgery while on ticagrelor or rivaroxaban therapy were evaluated according to the use of CytoSorb.  Antithrombotic (either ticagrelor or rivaroxaban) removal with CytoSorb was associated with significant reductions in operative time, need for red blood cell and platelet transfusions and re-operations to control bleeding and those clinical benefits resulted in shorter length of ICU stay. These significant clinical benefits are expected to also result in substantial economic benefits.  This was demonstrated in the publication by Javanbakht et al. in 2019, that projected an average cost savings of £3,982 per patient (approximately $5,000 USD per patient), including the cost of the CytoSorb adsorber. The primary objective in both TISORB and CYTATION studies is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. Due to the COVID-19 pandemic, the execution of the TISORB trial has been greatly impacted and ongoing national restrictions in the UK on the conduct of non-COVID clinical studies add further uncertainty to TISORB.  In Germany, however, clinical research is continuing and we therefore expect that the CYTATION study will not be equally impacted.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. We have recently announced the Safe and Timely Antithrombotic Removal (STAR) development program that will comprise of a number of clinical projects relating to the antithrombotic removal application. The first study is the STAR Registry scheduled to commence enrollment in 2021 that will capture real world use of CytoSorb for this indication. The registry will initially launch in Europe with the intent of expanding to the United States and the rest of the territories where CytoSorb is available in the future. We anticipate that additional clinical studies, including randomized clinical trials on antithrombotic removal will be conducted as part of the STAR program.

Update on the REMOVE Investigator Initiated Study

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018. An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE study, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients. There were no device-associated adverse events in the CytoSorb group.”  The study completed enrollment in 2020 but the COVID-19 pandemic has caused delays in data monitoring and data analysis. Topline data are expected to be reported in the first half of 2021 with full data presentation at a major international conference also in 2021.

COVID-19 Business Update

COVID-19 patients develop life-threatening complications such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. CytoSorb has been used in more than 121,000 treatments as an approved treatment of cytokine storm in the European Union and is distributed in 67 countries around the world, where it has helped physicians control severe inflammation while helping to reverse shock and improve lung and other organ function.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020.  CytoSorb has now been used in approximately 5,000 COVID-19 patients to help treat cytokine storm and the related life-threatening complications in more than 30 countries. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock, or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation.  CytoSorb has now received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.  CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR).  In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

The use of CytoSorb has not been approved in the U.S. by FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted Emergency Use Authorization (EUA) of CytoSorb for use in U.S. COVID-19 patients. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure and who have early acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 Infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

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

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of December 31, 2020, we received approximately $659,000 and have approximately $60,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of December 31, 2020, we received approximately $999,871 and no further funding remains under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of December 31, 2020, we received approximately $1,646,000 in funding under this contract and have approximately $1,325,000 remaining under this contract.  Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of December 31, 2020, we received approximately $814,000 funding under this contract and have approximately $2,146,000 remaining under this contract.

In June 2020, the Company was awarded a two-year Defense Health Agency Small Business Technology transfer (STTR) Phase III contract to advance its HemoDefend-BGA plasma and whole blood adsorber to human clinical trials. (award number W81XWH20C0050), provides for maximum funding of approximately $2,897,000 over a two-year period. As of December 31, 2020, we received approximately $724,000 funding under this contract and have approximately $2,173,000 remaining under this contract.

In July 2020, the Company was awarded by the Assistant Secretary of Defense for Health Affairs, endorsed by the Department of Defense office of the Congressionally Directed Medical Research Programs (CDMRP), a three-year contract as part of a Peer Reviewed Medical Research Program Technology/ Therapeutic Development Award to complete preclinical development of the HemoDefend™-BGA plasma and whole blood adsorber, (award number W81XWH2010712), provides for maximum funding of approximately $4,422,000 over a three-year period. As of December 31, 2020, we received approximately $81,000 funding under this contract and have approximately $4,341,000 remaining under this contract.

In October 2020, the Company was awarded a two-year SBIR Sequential Phase II contract by the U.S. Army Medical Research Acquisition Activity (USAMRAA), to optimize development of the HemoDefend-BGA™ adsorber. (award number W81XWH20C0087), provides for maximum funding of approximately $1,100,000 over a two-year period. As of December 31, 2020, we received approximately $133,000 funding under this contract and have approximately $967,000 remaining under this contract.

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

The COVID-19 pandemic also has slowed progress on executing and invoicing for our funded grant and contract programs. This was due to social distancing and remote working requirements in our laboratories and at the facilities of our collaborators. Given the uncertain nature of COVID-19, we cannot predict the future impact of the pandemic on our research and development efforts and on our revenue recognition for total revenue.

These grants represent a substantial research cost savings to us and we believe demonstrate the strong interest of the medical and scientific communities in our technology. We are also exploring potential eligibility in several other government-sponsored grant programs which could, if approved, represent a future source of non-dilutive funds for our research programs.

Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution.

In the EU, medical devices that we manufacture are required to comply with the Medical Devices Directive 93/42/EC (“MDD”) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an EU-wide international symbol evidencing adherence to quality assurance standards and compliance with the MDD or other applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations, such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA. In Europe, our devices are classified as Class IIb, and conform to the MDD.  As of May 27, 2021, devices that have not received CE Mark renewal under the MDD or where existing device or processes are substantially amended, certification would be required in accordance with the new European Union Medical Device Regulation (“MDR”).  However, devices already certified under the MDD can continue to use the CE Mark under the MDD until the expiry of those MDD CE certificates and in August of 2019, we announced that CytoSorb received renewal of its E.U. CE Mark through May 2024.

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

In the EU, as in other geographies, there are limits to the claims we are allowed to make, associated with the use of our devices. Specifically, any claims that we make should be included in our Clinical Evaluation Report, which is part of the conformity assessment process conducted by the Notified Body. If our claims exceed the assessed claims, either regarding performance or intended uses, we may be subject to regulatory actions, which could include customer notifications or even product or literature (i.e. labeling) recalls.

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28,

1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subject protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Changes to the device which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA .The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available, the second pathway is the de novo request pathway.   The de novo pathway is available for novel device technologies, including novel device changes, that have not been previously classified by FDA and for which there is no suitable predicate device. To obtain marketing authorization via the de novo pathway, the applicant must show that the subject device can be reclassified as Class I or Class II.  The de novo request pathway typically requires additional testing data, which may include clinical data.

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

Following review of a PMA, the FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective for its intended purpose. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. Alternatively, the agency may issue an “approvable letter” or “not approvable letter” identifying deficiencies of varying degrees, or issue an order denying approval. The PMA process is much more detailed, time-consuming, and expensive than the 510(k) process. Also, FDA may impose a variety of conditions on the approval of a PMA.

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

On April 10, 2020 the FDA granted CytoSorbents Emergency Use Authorization of CytoSorb for the treatment of COVID-19. Per the FDA, "The Emergency Use Authorization (EUA) authority allows FDA to help strengthen the nation's public health protections against chemical, biological, radiological, and nuclear (CBRN) threats by facilitating the availability and use of medical countermeasures needed during public health emergencies. Under Section 564 of the Federal Food, Drug, and Cosmetic Act (the "Act"), the FDA commissioner may allow unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening disease or conditions caused by CBRN threat agents when there are no adequate, approved, and available alternatives."

EUA is an approval limited in scope and, subject to FDA discretion regarding duration of the approval. The FDA can at its discretion cancel the EUA approval when there is no longer a threat to public health.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives. The fourth quarter of 2012 was the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb is now available, and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. As part of this effort, the Company established CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2020, we achieved cumulative sales of CytoSorb of approximately $111,792,000. During this time period, the CytoSorb device represented substantially all of our product sales. At the end of 2020, we had hundreds of KOLs worldwide who are either using CytoSorb or supporting its use in clinical practice and/or in clinical studies.

We are approved to sell CytoSorb in all 27 countries in the EU, including Germany, Italy, France and Spain as well as the United Kingdom, and currently have either direct sales or distributors or strategic partnerships in 67 countries worldwide. We plan to expand to other countries in the EU, and with registration, other countries outside the EU that will accept CE Mark approval with a mixed direct and independent distributor strategy, that can be augmented through strategic partnerships.

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 67 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization, in a process that can take several months to more than a year to achieve. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. For example, in December 2019, we discontinued our distributor relationship with Dr. Reddy’s in South Africa due to lack of market adoption. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and distribute CytoSorb.  These partners include Biocon Biologics Limited, Fresenius Medical Care AG, Aferetica s.r.l. and Terumo Cardiovascular Group. In March 2021, we added B. Braun Avitum AG as a global co-marketing partner. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in item 1 of this report.

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from grant agencies in the United States.

During the years ended 2020, 2019 and 2018, no agency, distributor or direct customer represented more than 10 percent of the Company’s total revenue.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of February 28, 2021, our patent portfolio includes 16 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2021 and 2035, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

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

We currently hold multiple trademarks including CytoSorb®, ECOS-300CY®, VetResQ®, HemoDefend™, BetaSorb™,DrugSorb™, and  K+ontrolTM. We have spent considerable resources registering the trademark and building brand awareness and equity of the CytoSorb® tradename, which has been used in commerce since 2006. We expect to maintain and defend our various trademarks to the fullest extent possible.

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $324,000 for the year ended December 31, 2020.

Employees

As of March 1, 2021, we had 195 full-time and part-time employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.       Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of December 31, 2020, we had an accumulated deficit of approximately $196,627,000, which included net losses of approximately $7,837,000        $19,266,000, and $17,211,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We may require additional capital in the future to fund our operations.

As of December 31, 2020, we had current assets of approximately $82,453,000, including cash on hand of approximately $71,422,000 and current liabilities of approximately $10,153,000. For year ended December 31, 2020, our cash burn, which we define as the total of cash used in operating and investing activities from our statement of cash flows, was approximately $7,290,000.  Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We are currently well-capitalized, but may require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including:

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

We have an effective shelf registration statement dated July 26, 2018 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units.  As of December 31, 2020, $50 million of the total shelf amount was allocated to our ATM facility, of which approximately $22 million remains available.  In addition, as a result of our $57.5 million July 24, 2000 equity raise, the amount remaining on the existing shelf registration statement is approximately $42.5 million.

On July 24, 2020, the Company closed the Offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share.  The Company completed the Offering pursuant to the terms of an Underwriting Agreement, dated as of July 21, 2020, by and among the Company and Cowen and Company, LLC and SVB Leerink LLC, as representatives of the several underwriters named therein. The Company received gross proceeds of approximately $57.5 million from the Offering. After deducting the underwriting discounts and commissions and fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $53.8 million.

On July 9, 2019 we entered into an Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc., which we amended in April 2020 (as amended the “Sale Agreement”).  Pursuant to the Sale Agreement we may offer to sell, from time to time shares of our common stock, up to a maximum of $50,000,000.  During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26.5 million. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27.2 million.

On July 31, 2019 (the “Settlement Date”) we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with Bridge Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement (the “Restated Loan and Security Agreement”) and the 2018 Success Fee Letter, each previously entered into by and among us and Bridge Bank on March 28, 2018.  In connection with the execution of the First Amendment, the draw period for the Term B Loan (as defined therein) was extended to August 15, 2019 and we drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15.0 million at July 31, 2019.

On December 4, 2020, the Company closed on the Third Amendment of its Amended Loan and Security Agreement with Bridge Bank.  Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, which the Company may draw down at its discretion at any time prior to December 4, 2021.

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

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies has affected and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, the manufacturing of our lead product, CytoSorb, the commercialization of CytoSorb, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to CytoSorb and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. In particular, due to delays resulting from impacts of the COVID-19 pandemic, analysis of the study data and issuance of the study report for the 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis is now anticipated to be completed in mid-2021(rather than by mid-2020 that we initially anticipated), with top-line data potentially this quarter, and there may be further delays in patient enrollment in the REFRESH 2, TISORB, and CYTATION clinical trials. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed certain research and development activities that were temporarily suspended as a result of the COVID-19 pandemic. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. In 2020, the Company estimated that approximately $9.4 million of its product sales were related to the treatment of COVID-19 patients.  Should the pandemic ease, it is uncertain whether the Company will be able to replace some or all of this revenue in 2021.

Although historically we have been a research and development company, we are in the process of commercializing our products. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities and have generated limited revenues to date. With the launch of our CytoSorb product in the EU and elsewhere, there can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in balancing development, which include unanticipated problems relating to testing, product registration, regulatory compliance and manufacturing, with commercialization, which includes problems with market adoption, reimbursement, marketing problems and additional costs. Our products and product candidates will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. Although we believe we are currently well-capitalized, we may need to raise additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by our CE Mark. In addition, we may be required to spend significant funds on building out and expanding our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

As of March 1, 2021, we had 195 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

Acceptance of our medical devices in the marketplace is uncertain, and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even with CE mark approval for our CytoSorb device as a cytokine adsorber, our products and product candidates may not achieve market acceptance in the countries that recognize and accept the CE mark. Additional approvals from other regulatory authorities (such as the FDA) will be required before we can market our device in countries not covered by the CE mark. There is no guarantee that we will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

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

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. Approval of our CytoSorb device as a cytokine adsorber as well as the data we have gathered in our clinical studies to support device usage in this indication may not be sufficient for market acceptance in the medical community. We may also need to conduct additional clinical studies to gather additional data for marketing purposes. If we are unable to obtain regulatory approval or commercialize and market our products when planned, we may not achieve any market acceptance or generate revenue.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are scheduled to expire between 2021 and 2035. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Our existing patents are scheduled to expire between 2021 and 2035. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

Clinical study results for our CytoSorb device may not be indicative of our future clinical study results, and we cannot assure you that any clinical study results will lead to results sufficient for necessary regulatory clearances or product sales. Additionally, clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit, reduce, or prevent additional regulatory clearances or product sales.

To date, we have conducted limited clinical studies on our CytoSorb product. There can be no assurance that we will successfully complete additional clinical studies or that our current or future clinical studies will lead to results necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While clinical studies conducted by us and others have produced results we believe to be encouraging, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies.  CytoSorb and our other products and product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in previous studies, which could result in decreased sales of our products and product candidates and have an adverse effect on our business and results of operations. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals in markets not covered by the CE Mark. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of CytoSorb or another product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business and results of operations. Even though we have received approval to apply the CE Mark to our CytoSorb device as a cytokine adsorber, there can be no assurance that we will be able to receive approval under the MDR for other potential applications of CytoSorb, or that we will receive regulatory clearance from authorities in other targeted regions or countries.

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

We work with many medical and clinical advisors in critical care, cardiac surgery, trauma, and other areas who are associated with healthcare institutions. Their association with these institutions may currently or in the future involve conflicting interests in the event they or these institutions enter into consulting or other arrangements with competitors of ours.

We have limited manufacturing experience and capabilities, we may not be able to manufacture sufficient quantities at an acceptable cost or quality, or without shut-downs or delays.

In March 2011, we received approval from our notified body to apply the CE Mark to our CytoSorb device for commercial sale as a cytokine filter. We also achieved ISO 13485:2003 Full Quality Systems certification, and have since upgraded to ISO 13485:2016 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale in the EU and around the world, as well as for additional clinical studies. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) for medical devices, as set forth in the QSR.  As such, we are subject to continual review and periodic inspections to assess compliance with cGMP/QSR requirements as required by our International notified body.  Accordingly, we must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products on a timely basis, or at all.

In the second quarter of 2018 we quadrupled our manufacturing capacity upon the official completion of the expansion of our CytoSorb manufacturing facility in New Jersey. In connection with the increased demand for the CytoSorb device to treat COVID-19 patients, our commercial distribution of CytoSorb has been, and may continue to be, delayed. Supply issues remain a potential cause of delay due to impact on COVID-19 on our material and logistics suppliers. In an attempt to reduce such delays, we have scaled, and preordered materials where possible to minimize disruptions in supply and will likely need to continue to scale up and increase our manufacturing capabilities in the future. To the extent we are required to expand our manufacturing capabilities, including the use of new or additional manufacturing facilities, our production may be delayed as we seek compliance with regulatory requirments.   No assurance can be given that we will be able to successfully source or leverage new manufacturing facilities or, once sourced, scale up such manufacturing facilities, and do so at an acceptable cost or quality,  or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

Broad use of our products may require physicians and other health care providers to be informed about our products and their intended benefits, often supported by clinical data. The time and cost of such an educational process, and obtaining such clinical data may be substantial. Inability to successfully carry out this education process, or obtain adequate positive clinical data, may adversely affect market acceptance of our products. We may be unable to educate physicians regarding our products in sufficient numbers or in a timely manner to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds towards physician education before any acceptance or demand for our products is created, if at all.

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

For the year ended December 31, 2020, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the recent exit by the U.K. from the EU, and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, or otherwise affect our ability to do business. Additionally, global events such as the current COVID-19 coronavirus pandemic, that slow worldwide economies, disrupt travel and trade, and destabilize financial markets, may interfere with our ability to raise capital, sell and market our products, obtain reimbursement and payment of our products, or reduce the ability of our customers to pay for our product. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

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

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

In the U.S., even for companies that are not “covered entities” or business associates” under HIPAA, the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. Some state privacy and security laws apply more broadly than HIPAA and associated regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

Risks Connected to Our Securities

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

Our common stock closed as high as $11.55 and as low as $3.77 per share between January 1, 2020 December 31 2020 on Nasdaq. On March 5, 2021, the closing price of our common stock, as reported on Nasdaq, was $8.58.  Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2020, two shareholders hold 11.5% of our shares and our directors and officers hold 4.9% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 56,778,000 shares remain available for issuance as of December 31, 2020 and may be issued by us without stockholder approval.

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

On July 9, 2019 we entered into an Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc., which we amended in April 2020 (as amended the “Sale Agreement”).  Pursuant to the Sale Agreement we may offer to sell, from time to time shares of our common stock through “at-the-market” offerings, up to a maximum of $50,000,000. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties.

We currently operate a facility near Princeton, New Jersey with approximately 20,820 sq. ft., housing research laboratories, manufacturing operations and clinical and administrative offices, under a lease agreement which expires in May 2021, and contains a provision allowing us to renew the lease for another year. We expect to secure new, expanded facilities in the future. In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities. Our monthly base rent as of February 2021 is approximately $33,600 and additionally we reimburse the landlord for monthly operating expenses of approximately $29,700.

We also operate a facility in Berlin, Germany housing our sales and administrative offices and warehouse space. We entered into a lease for this office on September 1, 2016. The lease expires on August 31, 2021. We rent this space for approximately $9,000 per month. In January 2021, we entered to a lease for additional warehouse space in Germany.  The lease commences on April 1, 2021, requires monthly payments of base rent of approximately $7,900 and has a term of five years.  The lease also has an option to extend the lease term for an additional five years.

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

Approximate Number of Equity Security Holders

As of February 15, 2021, there were approximately 12,300 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Stock Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2015 in each of CytoSorbents Corporation common stock, the Russell 2000 Index and the Nasdaq Biotech Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31st of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

CytoSorbents Corporation vs. Russell 2000 Index and Nasdaq Biotech Index

Comparison of 5 Year Total Cumulative Return

Value of a $100 Investment on December 31, 2015

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2020.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2020 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

	2020	2019	2018	2017	2016
Revenue:
Sales	$39,452,502	$22,765,854	$20,252,383	$13,381,853	$8,206,036
Grant income	1,552,099	2,183,619	2,251,525	1,768,901	1,321,807
Other revenue	—	—	—	—	—
Total revenue	41,004,601	24,949,473	22,503,908	15,150,754	9,527,843
Cost of revenue	11,052,409	7,363,919	7,489,400	5,518,360	3,953,725
Gross margin	29,952,192	17,585,554	15,014,508	9,632,394	5,574,118
Operating expenses:
Research and development	8,810,561	12,091,797	7,723,028	3,221,233	4,073,093
Legal, financial and other consulting	3,048,242	2,462,151	2,002,032	1,339,493	1,184,788
Selling general and administrative	28,463,723	22,005,670	20,874,376	14,914,266	11,808,362
Total operating expenses	40,322,526	36,559,618	30,599,436	19,474,992	17,066,243
Loss from operations	(10,370,334)	(18,974,064)	(15,584,928)	(9,842,598)	(11,492,125)
Other income (expense):
Interest expense, net	(1,201,067)	(1,033,661)	(1,461,045)	(749,076)	(231,804)
Foreign currency transaction gain (loss)	2,607,139	(350,365)	(784,752)	1,454,136	(358,077)
Total other income (expense), net	1,406,072	(1,384,026)	(2,245,797)	705,060	(589,881)
Loss before benefit from income taxes	(8,964,262)	(20,358,090)	(17,830,725)	(9,137,538)	(12,082,006)
Benefit from income taxes	1,127,074	1,092,446	619,546	676,739	318,550
Net loss	(7,837,188)	(19,265,644)	(17,211,179)	(8,460,799)	(11,763,456)
Dividends	—	—	—	335,731	—
Net loss available to common stockholders, basic and diluted	$(7,837,188)	$(19,265,644)	$(17,211,179)	$(8,796,530)	$(11,763,456)
Weighted average common shares outstanding, basic and diluted	38,818,990	32,255,253	30,719,176	27,613,911	25,433,719
Net loss per share, basic and diluted	$(0.20)	$(0.60)	$(0.56)	$(0.32)	$(0.46)

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,421,601	$12,232,418	$22,368,837	$17,321,862	$5,245,178
Working capital	72,299,881	10,965,262	21,725,888	12,891,009	3,550,353
Total assets	89,950,471	27,382,510	34,196,763	24,103,307	9,693,844
Preferred stock	—	—	—	—	—
Accumulated deficit	(196,626,647)	(188,789,459)	(169,523,815)	(152,312,636)	(143,516,106)
Total stockholders’ equity	79,215,579	3,418,042	16,934,600	10,262,835	1,337,459

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2020, 2019 and 2018 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a leader in critical care immunotherapy using blood purification technology to treat deadly inflammation in hospitalized patients around the world. The technology is based upon biocompatible, highly porous polymer sorbent beads that are capable of extracting unwanted substances from blood and other bodily fluids. The technology is protected by 16 issued U.S. patents, multiple issued foreign patents and multiple applications pending both in the U.S. and internationally. Our intellectual property consists of composition of matter, materials, methods of production, systems incorporating the technology and multiple medical uses with expiration dates ranging from one to 15 years.

In March 2011, we received EU regulatory approval under the CE Mark and Medical Devices Directive for our flagship product, CytoSorb, as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, ECMO, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications including multiple organ failure. In January 2018, the Company received approval for the first CytoSorb label expansion increasing treatment time from six hours to 24 hours.  In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  In April 2020, we announced that the FDA has granted Emergency Use Authorization (“EUA”) of CytoSorb for use in patients with COVID-19 infection. In May 2020, we received CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health.

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

At the end of 2020, we had hundreds of KOLs in our commercialized territories worldwide in critical care, cardiac surgery, and blood purification who were either using CytoSorb or supporting its use in clinical practice or clinical trials.

As of March 1, 2021, our European commercialization team includes 95 people.

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in 67 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. For example, in August 2014 we announced exclusive distribution of CytoSorb in Taiwan with Hemoscien Corporation. However, in March 2015, due to the complexity we encountered with Taiwanese product registration, we elected to terminate our agreement with Hemoscien. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New

Zealand, Russia, Serbia, Norway, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. For example, in December 2019, we discontinued our distributor relationship with Dr. Reddy’s in South Africa due to lack of market adoption. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

We have been working to expand the number and scope of our strategic partnerships. In September 2013, we entered into a strategic partnership with Biocon Biologics Limited, India’s largest biopharmaceuticals company, with an initial distribution agreement for India and select emerging markets, under which Biocon has the exclusive commercialization rights for CytoSorb initially focused on sepsis. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator-initiated studies and patient case studies. In December 2017, the Biocon partnership was further expanded to include exclusive distribution of CytoSorb in Malaysia. Under the terms of the agreement, Biocon has committed to minimum annual purchases in Malaysia to maintain exclusivity this territory. In addition, the term of the original agreement was extended to December 2022.

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

In addition, in this December 2018 reconfiguration of territories, the Fresenius partnership was expanded to include South Korea and Mexico. Under the terms of these agreements, Fresenius Medical Care has the exclusive rights to distribute CytoSorb for acute care and other hospital applications in South Korea and Mexico. Commercial sales of CytoSorb are underway in both countries after securing market registration clearance from Korean and Mexican health authorities in 2020. These multi-year agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity.

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

In August 2020, we announced an initial collaboration with Terumo to exclusively sell CytoSorb to hospitals in ten U.S. COVID-19 hotspot states including Alabama, Arizona, California, Georgia, Louisiana, Mississippi, New Mexico, Oregon, Texas, and Washington.  CytoSorb previously received Emergency Use Authorization (EUA) by the U.S. Food and Drug Administration (FDA) for use in adult, critically-ill COVID-19 patients with imminent or confirmed respiratory failure. Under the initial terms of the agreement, Terumo will ensure hospitals in the defined hot-spot states have access to the CytoSorb therapy for use in critically-ill COVID-19 patients that meet strict criteria under CytoSorbents' EUA. CytoSorbents will provide all primary clinical and technical training, customer support, and product fulfillment.

In March 2017, we announced a partnership with Dr. Reddy’s Laboratories to exclusively distribute CytoSorb in South Africa for multiple applications. In December 2019, we discontinued this partnership.

In March 2021, we announced a strategic partnership with B. Braun Avitum AG, and the launch of a global co-marketing agreement to promote the use of CytoSorb with B Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher).

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

In addition, we now have more than 50 investigator-initiated studies planned, enrolling or completed in many countries such as Germany, Austria, Switzerland, the Netherlands, Hungary, the United Kingdom, India, and the U.S. These trials, which are funded and supported by well-known university hospitals and KOLs, are post-market clinical studies. They have provided and are expected to continue to provide invaluable information regarding the success of the device in the treatment of sepsis, cardiac surgery, liver failure, and many other indications, and if successful, will be integral in helping to drive additional usage and adoption of CytoSorb.

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

In December 2017, the FDA approved our IDE application for our REFRESH 2-AKI study, permitting us to conduct this pivotal study designed to provide the key safety and efficacy data needed to support United States regulatory approval for CytoSorb in cardiac surgery, which we plan to pursue via the premarket approval (PMA) pathway.  The REFRESH 2-AKI study is a randomized, controlled, multi-center, clinical study designed to evaluate intraoperative use of two CytoSorb devices as a therapy to reduce the incidence and severity of AKI, as measured by Kidney Disease Improving Global Outcomes (KDIGO) criteria, following complex cardiac surgery.  Postoperative AKI following cardiac surgery is common and is associated with higher mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future.   The study will enroll up to 400 patients at increased risk of cardiovascular surgery-associated AKI, undergoing elective, non-emergent open-heart surgery for either valve replacement, or aortic reconstruction with hypothermic cardiac arrest. In April 2018, we announced the first patient enrollment into the pivotal U.S. REFRESH 2-AKI study. Based on the recommendations of key clinical advisors, a protocol amendment was submitted to the FDA on July 19, 2018 to improve operational aspects of the patient screening process and expand the inclusion criteria.  It was the preference of clinical trial sites to defer enrollment until the amendment was approved by the FDA, announced in September 2018.  On November 25, 2019 the Company announced a pause in enrollment for the REFRESH 2-AKI study. The study’s Data Monitoring Committee (the “DMC”) recommended this pause following a blinded, interim, milestone review of clinical study data.  The DMC requested that additional clinical data and data analysis, not pre-specified in the current version of the protocol, be provided by Company.  In addition, the Company appointed NAMSA as the new contract research organization (“CRO”) for the study to improve the monitoring of patient safety endpoints. As of November 25, 2019, the study had enrolled 153 patients at 25 initiated sites. Since then, the Company and its new CRO have completed a comprehensive program to re-monitor existing data, collect new data, and analyze the safety data from the 153 patients included in the trial to date.  These data were reviewed by the DMC resulting in a favorable opinion on safety, dated July 24, 2020, and the recommendation to resume the trial with only minor modifications.  The Company has been undertaking multiple activities in preparation to resume the study, which is estimated to take place in the first half of 2021. If the study is successful, we plan to submit a PMA application to the FDA in 2023 for U.S. regulatory approval.

The German government, via the German Federal Ministry of Education and Research, is funding a 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis. The study enrolled its first patient in January 2018.  An interim analysis of the first 50 patients has been completed. On February 4, 2019, Prof. Dr. med. Frank Brunkhorst, Director of the Center for Clinical Studies at Jena University Hospital, who is providing management and oversight to the REMOVE study, and Prof. Dr. med. Torsten Doenst, Director of the Clinic for Cardiac and Thoracic Surgery at the University of Jena, provided the following joint statement, “The Scientific Advisory Board (SAB) of the Center of Sepsis Control and Care (CSCC) and the Data Safety Monitoring Board (DSMB) of the REMOVE study recommended continuation of the study, based upon results of a pre-specified interim analysis that analyzed cytokine and vasoactive mediator levels as an indicator of the mechanistic mode of action of the device in 28 CytoSorb-treated patients and 22 control patients.  There were no device-associated adverse events in the CytoSorb group.”  The study completed enrollment in 2020 but the COVID-19 pandemic has caused delays in data monitoring and data analysis. Topline data are expected to be reported in the first half of 2021 with full data presentation at a major international conference also in 2021.

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

In October 2019, CytoSorbents initiated TISORB (Ticagrelor CytoSorb Hemoadsorption), a Company-sponsored, multicenter study in the United Kingdom to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. A protocol amendment was submitted to expand the population of eligible patients to now include patients requiring urgent cardiac surgery. These changes were approved by the UK Medicines and Healthcare products Regulatory Agency (MHRA) at the end of February 2020. In December 2020, CytoSorbents initiated CYTATION (CytoSorb Ticagrelor Hemoadsorption), a Company-sponsored multicenter study in Germany to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. Ticagrelor (Brilinta®, Astra Zeneca) is a potent platelet inhibitor and antithrombotic therapy and recognized as a standard of care to reduce the risk of heart attacks and strokes in patients with acute coronary syndromes. Unfortunately, given the absence of an approved treatment to reverse the antithrombotic effects of ticagrelor, treated patients who require urgent or emergent cardiothoracic surgery may either proceed at high risk for severe perioperative bleeding (as high as 65% higher risk due to ticagrelor) or stay waiting for days in the hospital until the ticagrelor antithrombotic effect washes out.  Neither option is optimal since patients proceeding to surgery are at great risk for serious or even fatal bleeding and patients waiting for washout are at risk of a thrombotic complications such as a stroke or heart attack, while delaying surgery and increasing hospitalization costs. The benefits of CytoSorb in this setting are both clinical and economic.  In the publication in 2019 by Hassan et al, outcomes of 55 patients requiring emergent cardiac surgery while on ticagrelor or rivaroxaban therapy were evaluated according to the use of CytoSorb.  Antithrombotic (either ticagrelor or rivaroxaban) removal with CytoSorb was associated with significant reductions in operative time, need for red blood cell and platelet transfusions and  re-operations to control bleeding and those clinical benefits resulted in shorter length of ICU stay. These significant clinical benefits are expected to also result in substantial economic benefits. This was demonstrated in the publication by Javanbakht et al. in 2019, that projected an average cost savings of £3,982 per patient (approximately $5,000 USD per patient), including the cost of the CytoSorb adsorber. The primary objective in both TISORB and CYTATION studies is the change in platelet reactivity and ticagrelor blood concentration before and after cardiopulmonary bypass for patients undergoing CytoSorb hemoadsorption removal of ticagrelor from their blood. Due to the COVID-19 pandemic, the execution of the TISORB trial has been greatly impacted and ongoing national restrictions in the U.K. on the conduct of non-COVID clinical studies add further uncertainty to TISORB.  In Germany, however, clinical research is continuing and we therefore expect that the CYTATION study will not be equally impacted.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. We have recently announced the Safe and Timely Antithrombotic Removal (STAR) development program that will comprise of a number of clinical projects relating to the antithrombotic removal application. The first study is the STAR Registry scheduled to commence enrollment in 2021 that will capture real world use of CytoSorb for this indication. The registry will initially launch in Europe with the intent of expanding to the United States and the rest of the territories where CytoSorb is available in the future. We anticipate that additional clinical studies on antithrombotic removal will be conducted as part of the STAR program.

The market focus of CytoSorb is the prevention or treatment of organ failure in life-threatening conditions, including commonly seen illnesses in the ICU such as infection and sepsis, trauma, burn injury, ARDS, and others. Severe sepsis and septic shock, a potentially life-threatening systemic inflammatory response to a serious infection, accounts for approximately 10% to 20% of all ICU admissions and is one of the largest target markets for CytoSorb. Sepsis is a major unmet medical need with no approved products in the U.S. or Europe to treat it. As with other critical care illnesses, multiple organ failure is the primary cause of death in sepsis. When used with standard of care therapy, that includes antibiotics, the goal of CytoSorb in sepsis is to reduce the excessive levels of cytokines and other inflammatory toxins, to help reduce the SIRS response and either prevent or treat organ failure.

We intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases where CytoSorb could be used, such as ARDS, liver disease, severe burn injury, acute pancreatitis, and other acute conditions that may benefit by the reductions of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs for transplant prior to organ harvest. We intend to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications.

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb - an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

●ECOS-300CY - an adsorption cartridge for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation.

•

CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.

●VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.

●HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
●HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
●K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
●ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
●DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
●BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, U.S. Special Operations Command, and others.

Results of Operations

Comparison of the year ended December 31, 2020 and 2019

Revenues:

For the year ended December 31, 2020, we generated total revenue, which includes product revenue and grant income, of approximately $41,005,000 as compared to revenues of approximately $24,949,000 for the year ended December 31, 2019, an increase of approximately $16,056,000, or 64%. Revenue from product sales was approximately $39,453,000 for the year ended December 31, 2020, as compared to approximately $22,766,000 in the year ended December 31, 2019, an increase of approximately $16,787,000 or 73%. This increase was driven by an increase in direct sales of approximately $8,917,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $7,769,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $1,341,000 for the year ended December 31, 2020.  Though difficult to quantitate, we estimate that approximately $9.4 million of total product sales during the year ended December 31, 2020 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, sales were positively impacted by approximately $693,000.  For the year ended December 31, 2020, the average exchange rate of the Euro to the U.S. dollar was $1.14 as compared to an average exchange rate of $1.12 for the year ended December 31, 2019.

Cost of Revenue:

For the years ended December 31, 2020 and 2019, cost of revenue was approximately $11,052,000 and $7,364,000, respectively, an increase of approximately $3,688,000. Product cost of revenues increased approximately $4,180,000 during the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of the increase in product sales.  Product gross margins were approximately 76% for the year ended December 31, 2020 and approximately 77% for the year ended December 31, 2019. The decrease in gross margin was due to an increase in percent contribution of lower margin distributor sales as well as certain costs associated with the rapid ramp-up of production during the year ended December 31, 2020.

Gross Profit:

Gross profit was approximately $29,952,000 for the year ended December 31, 2020, an increase of approximately $12,366,000 or 70%, over gross profit of $17,586,000 in 2019. This increase is attributed to an increase in CytoSorb product sales during 2020.

Research and Development Expenses:

Our research and development costs were approximately $8,811,000 and $12,092,000 for the years ended December 31, 2020 and 2019, respectively, a decrease of approximately $3,281,000, or 27%. This decrease was due to a decrease in clinical trial and related costs of approximately $3,769,000, due primarily to the pause in our Company-sponsored clinical trials as a result of hospital restrictions due to the COVID-19 pandemic, and a decrease in our non-grant related research and development costs of approximately $393,000.

These decreases were offset by an increase in non-clinical research and development salary related costs of approximately $160,000 due primarily to COVID-19 related incentive pay, decreases in direct labor and other costs being deployed toward grant-funded activities of approximately $675,000, which had the effect of increasing the amount of our non-reimbursable research and development costs and an increase in new product development costs of approximately $46,000.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $3,048,000 and $2,462,000 for the years ended December 31, 2020 and 2019, respectively, an increase of approximately $586,000, or 24%. This increase was due to an increase in employment agency fees of approximately $395,000 related to the hiring of senior level personnel, an increase in consulting fees of approximately $219,000 primarily related to certain financial advisory fees and an increase in accounting and auditing fees of approximately $40,000.  These increases were offset by a decrease in legal fees of approximately $70,000.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were approximately $28,464,000 and $22,006,000 for the years ended December 31, 2020 and 2019, respectively, an increase of approximately $6,458,000, or 29%. This increase was due to an increase in salaries, commissions and related costs of approximately $4,849,000 due primarily to headcount additions and increased commissions due to increase sales, an increase in royalty expenses of approximately $1,327,000 due to the increase in product sales, and an increase in non-cash stock option expense of approximately $1,879,000.  These increases were offset by reductions in sales and marketing costs, which include advertising and conference attendance of approximately $824,000 and travel and entertainment and other general and administrative expenses of approximately $773,000.  These reductions were due primarily to travel restrictions related to the COVID-19 pandemic.

Interest Expense, Net:

For the year ended December 31, 2020, interest expense, net was approximately $1,201,000, as compared to interest expense, net of approximately $1,034,000 for the year ended December 31, 2019. This increase in net interest expense of approximately $167,000 is related to the final fee that was due upon repayment of our term loans in conjunction with the Third Amendment to the Amended Loan and Security Agreement with Bridge Bank that closed on December 4, 2020.

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2020, the gain on foreign currency transactions was approximately $2,607,000, as compared to a loss on foreign currency transactions of approximately $350,000 for the year ended December 31, 2019. The 2020 gain is directly related to the increase of the exchange rate of the Euro at December 31, 2020 as compared to December 31, 2019. The exchange rate of the Euro to the U.S. dollar was $1.22 per Euro at December 31, 2020 as compared to $1.12 per Euro at December 31, 2019. The 2019 loss is directly related to the decrease in the exchange rate of the Euro at December 31, 2019, as compared to December 31, 2018. The exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at December 31, 2019 as compared to $1.15 per Euro at December 31, 2018.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $1,127,000 and $1,092,000 for the years ended December 31, 2020 and 2019, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

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

History of Operating Losses

We have experienced substantial operating losses since inception. As of December 31, 2020, we had an accumulated deficit of approximately $196,627,000, which included losses of approximately $7,837,000, $19,266,000 and $17,211,000 for years ended December 31, 2020, 2019 and 2018, respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, our legal, financial and consulting expenses, and selling, general and administrative expenses, which together were approximately $40,323,000, $36,560,000 and $30,599,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private and public placement of our debt and equity securities. At December 31, 2020, we had current assets of approximately $82,453,000 including cash on hand of approximately $71,422,000 and had current liabilities of approximately $10,153,000. During the period from January 1, 2020 through July 15, 2020, we raised approximately $26,427,000 by utilizing our ATM facility with co-agents Jefferies LLC and B. Riley FBR.  In addition, we received net proceeds of approximately $53,800,000 from our underwritten public offering that closed on July 24, 2020.  Also, we expect to receive approximately $1,127,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey in the first quarter of 2021.

We believe that we have sufficient cash to fund our operations and clinical trial activities well into the future.

Loan and Security Agreement:

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”).  On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and

Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”).  In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15,000,000 at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement.  On December 4, 2020 (the “Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank.  Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million (the “New Term Loan”), which can be drawn down at the Company’s discretion at any time prior to December 4, 2021.

The New Term Loan, if drawn, shall bear interest at the Index Rate (defined in the Third Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month the immediately preceding the month in which the interest will accrue) plus 1.25%.  In addition, the Company would be required to make payments of interest-only commencing on the first day of the month after the New Term Loan was made until January 2023.  The interest-only period may be further extended through July 2023 if the Company maintains compliance certain conditions as outlined in the Amendment.  Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the New Term Loan.  The maturity date of the New Term Loan is December 1, 2024.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $75,000.  As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to approximately $45,000.  These costs were written off on the closing date as a charge to interest expense.  For the years ended December 31, 2020, 2019, and 2018, the Company recorded interest expense amounting to $76,718, $33,175, and $31,946, respectively related to these costs.  In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  On the Closing Date, the Company paid a final fee of $325,000. For the years ended December 31, 2020, 2019 and 2018 the Company recorded interest expense of $246,095, $82,031 and $65,104, respectively, related to accrual and payment of the final fee.

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

2018 Success Fee Letter:

Pursuant to the amended 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (as defined in the Restated Loan and Security Agreement) (the “Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the average price of Company’s common stock for the 365 day period ending on the date of the funding of the Term B Loan.  This obligation shall terminate on the fifth anniversary of the funding of the Term B Loan and shall survive the termination of the loan agreement and the prepayment of the Term B Loan.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies and estimates have significant effect in the preparation of our consolidated financial statements.

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

Lease Commitments

We currently operate a facility near Princeton, New Jersey with approximately 20,821 sq. ft., housing research laboratories, clinical manufacturing operations and administrative offices, under a lease agreement which expires in May 2021. The lease includes a one year option to renew.  We expect to secure additional square footage to support increased manufacturing capacity in the future. Our monthly base rent is approximately $33,600 and, additionally, we reimburse the landlord for monthly operating expenses of approximately $29,700.

We also operate a facility in Berlin, Germany housing our sales and administrative offices and warehouse space. We entered into a lease for this office on September 1, 2016. The lease expires on August 31, 2021. We rent this space for $9,000 per month. In January 2021, we entered to a lease for additional warehouse space in Germany.  The lease commences on April 1, 2021, requires monthly payments of base rent and other costs of approximately $7,900 and has a term of five years.  The lease also has an option to extend the lease term for an additional five years.

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

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Registered Public Accounting Firm

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the financial statements of included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. This report is included with the financial statements included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Control Persons.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our

2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11.          Executive Compensation.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

Item 14.          Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on June 1, 2021, which we intend to file within 120 days of the end of our fiscal year.

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

4.1*

Description of Capital Stock of CytoSorbents Corporation(incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 5, 2020.

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

10.5+

Separation Agreement and Release, dated December 9, 2019, by and between CytoSorbents Corporation and Dr. Eric Mortensen incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2019).

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

10.13†

Distribution Agreement between Biocon Biologics Limited and the Registrant dated as of September 20, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.14†

First Amendment to the Distribution Agreement between Biocon Biologics Limited and the Registrant, dated October 30, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

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

10.18

Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on August 26, 2019).

10.19

Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 4, 2018).

10.20

First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2019, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.21

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 4, 2020, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 10, 2020).

10.22

Success Fee Letter, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2018).

10.23*†

Exclusive Distribution Agreement, dated as of September 26, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l. (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed on March 7, 2019).

10.24*†

Amendment to Exclusive Distribution Agreement, dated December 15, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K filed on March 7, 2019).

10.25

Open Market Sale AgreementSM, dated as of July 9, 2019, by and among CytoSorbents Corporation, Jefferies LLC and B. Riley FBR, Inc. (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 9, 2019).

10.26

Amendment No. 1 to Open Market Sale AgreementSM, dated as of April 20, 2020, by and among CytoSorbents Corporation, Jefferies LLC and B. Riley FBR, Inc. (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 20, 2020).

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

101

The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements.

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

Item 16.          Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2021.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	March 9, 2021
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 9, 2021
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 9, 2021
Al Kraus

/s/ Alan D. Sobel	Director	March 9, 2021
Alan D. Sobel

/s/ Edward R. Jones	Director	March 9, 2021
Edward R. Jones

/s/Michael G. Bator	Director	March 9, 2021
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2020.

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, was engaged to audit our Internal Controls. Their report appears on page F-3.

/s/ Dr. Phillip P. Chan	/s/ Kathleen P. Bloch
Dr. Phillip P. Chan	Kathleen P. Bloch
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 9, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cytosorbents Corporation:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cytosorbents Corporation (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Stock Based Compensation

Description of the Matter

As discussed in Notes 2 and 11 of the consolidated financial statements, the Company grants stock-based awards including stock options, restricted stock units and performance-based stock awards to their employees as compensation for their service. The Company recorded approximately $3,500,000 of stock-based compensation expense during the year ended December 31, 2020. Certain awards include performance conditions that only vest if those conditions are met, and the quantity of awards received can range based on the level performance achieved. In 2020, the Company had 1,114,325 of such awards outstanding, and recorded stock-based compensation expense related to these performance awards of approximately $914,000.

Auditing the Company's accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the subjectivity of assumptions used to value stock-based awards and the frequent use of performance-based vesting conditions. In particular, judgment was required to evaluate the nature of the annual performance conditions, as well as to assess the satisfaction of the performance targets.

How we Addressed the Matter in our Audit

Addressing the matter involved obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s process for determining stock-based compensation expense, including testing management’s review controls over the underlying calculations, the significant assumptions used in valuing certain awards, identification of the terms of the performance conditions and the key inputs used in determining the outcome of each performance condition. We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards, such as service inception date based on the annual performance conditions. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. Additionally we tested the related valuation report on volatility prepared by its specialists by involving our internal valuation specialists to assess the valuation methodologies and assumptions used. We determined whether performance targets were satisfied in accordance with the contractual conditions, and recalculated grant date fair value by multiplying the awarded quantity of awards by the grant price. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 2 and 11 in relation to these matters.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2004.

East Brunswick, New Jersey

March 9, 2021

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$71,421,601	$12,232,418
Grants and accounts receivable, net of allowance for doubtful accounts of $46,851 and $145,313 at December 31, 2020 and 2019, respectively	5,159,275	4,467,087
Inventories	2,673,799	2,113,897
Prepaid expenses and other current assets	3,198,460	2,088,127
Total current assets	82,453,135	20,901,529

Property and equipment - net	2,119,927	1,925,325
Right of use asset	1,029,123	1,070,762
Other assets	4,348,286	3,484,894

Total Assets	$89,950,471	$27,382,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,835,082	$2,039,222
Accrued expenses and other current liabilities	7,870,687	5,802,296
Current maturities of long-term debt	—	1,666,666
Lease liability – current portion	447,485	428,083

Total current liabilities	10,153,254	9,936,267

Lease liability, net of current portion	581,638	642,679
Long-term debt, net of current maturities and debt issuance costs	—	13,385,522

Total liabilities	10,734,892	23,964,468

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; - 0 - shares issued and outstanding at December 31, 2020 and 2019	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,221,999 and 32,616,107 shares issued and outstanding at December 31, 2020 and 2019, respectively	43,222	32,616
Additional paid-in capital	277,533,082	191,648,907
Accumulated other comprehensive income (loss)	(1,734,078)	525,978
Accumulated deficit	(196,626,647)	(188,789,459)
Total stockholders’ equity	79,215,579	3,418,042
Total Liabilities and Stockholders’ Equity	$89,950,471	$27,382,510

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenue:
CytoSorb sales	$39,342,102	$22,545,754	$20,143,354
Other sales	110,400	220,100	109,029
Total product sales	39,452,502	22,765,854	20,252,383
Grant income	1,552,099	2,183,619	2,251,525
Total revenue	41,004,601	24,949,473	22,503,908
Cost of revenue	11,052,409	7,363,919	7,489,400
Gross profit	29,952,192	17,585,554	15,014,508

Operating expenses:
Research and development	8,810,561	12,091,797	7,723,028
Legal, financial and other consulting	3,048,242	2,462,151	2,002,032
Selling, general and administrative	28,463,723	22,005,670	20,874,376
Total operating expenses	40,322,526	36,559,618	30,599,436

Loss from operations	(10,370,334)	(18,974,064)	(15,584,928)

Other income (expense):
Interest expense, net	(1,201,067)	(1,033,661)	(1,461,045)
Gain/(loss) on foreign currency transactions	2,607,139	(350,365)	(784,752)
Total other income (expense), net	1,406,072	(1,384,026)	(2,245,797)

Loss before benefit from income taxes	(8,964,262)	(20,358,090)	(17,830,725)
Benefit from income taxes	1,127,074	1,092,446	619,546

Net loss attributable to common shareholders	$(7,837,188)	$(19,265,644)	$(17,211,179)

Basic and diluted net loss per common share	$(0.20)	$(0.60)	$(0.56)
Weighted average number of shares of common stock outstanding	38,818,990	32,255,253	30,719,176
Comprehensive loss:
Net loss	$(7,837,188)	$(19,265,644)	$(17,211,179)

Other comprehensive income (loss):
Currency translation adjustment	(2,260,056)	237,803	649,160

Comprehensive loss	$(10,097,244)	$(19,027,841)	$(16,562,019)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

				Accumulated
				Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Par value	Capital	Income (Loss)	Deficit	(Deficit)

Balance at December 31, 2017	28,973,679	$28,974	$162,907,482	$(360,985)	$(152,312,636)	$10,262,835
Stock based compensation - employees, consultants and directors	—	—	4,437,250	—	—	4,437,250
Issuance of common stock - offerings, net of fees incurred	1,515,260	1,515	14,125,010	—	—	14,126,525
Issuance of restricted stock options	62,406	62	545,631	—	—	545,693
Proceeds from exercise of warrants	313,802	314	1,280,142	—	—	1,280,456
Cashless exercise of warrants	89,556	89	(89)	—	—	—
Proceeds from exercise of stock options	683,673	684	2,206,176	—	—	2,206,860
Cashless exercise of stock options	66,972	67	(67)	—	—	—
Success fee – Bridge Bank	68,791	69	636,931			637,000
Other comprehensive income, foreign translation adjustment	—	—	—	649,160	—	649,160
Net loss	—	—	—	—	(17,211,179)	(17,211,179)
Balance at December 31, 2018	31,774,139	31,774	186,138,466	288,175	(169,523,815)	16,934,600
Stock based compensation - employees, consultants and directors	—	—	1,666,024	—	—	1,666,024
Issuance of common stock - offerings, net of fees incurred	191,244	192	673,461	—	—	673,653
Issuance of restricted stock options	84,249	84	663,284	—	—	663,368
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Proceeds from exercise of stock options	173,734	174	739,573	—	—	739,747
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Other comprehensive income, foreign translation adjustment	—	—	—	237,803	—	237,803
Net loss	—	—	—	—	(19,265,644)	(19,265,644)
Balance at December 31, 2019	32,616,107	32,616	191,648,907	525,978	(188,789,459)	3,418,042
Stock based compensation - employees, consultants and directors	—	—	3,513,671	—	—	3,513,671
Issuance of common stock - offerings, net of fees incurred	10,163,256	10,162	80,203,846	—	—	80,214,008
Issuance of restricted stock options	87,728	88	657,692	—	—	657,780
Proceeds from exercise of stock options	341,507	342	1,508,980	—	—	1,509,322
Cashless exercise of stock options	13,401	14	(14)	—	—	—
Other comprehensive loss, foreign translation adjustment	—	—	—	(2,260,056)	—	(2,260,056)
Net loss	—	—	—	—	(7,837,188)	(7,837,188)
Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(7,837,188)	$(19,265,644)	$(17,211,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense	—	—	637,000
Non-cash compensation	1,193,949	1,173,743	947,910
Depreciation and amortization	660,788	581,532	390,551
Bad debt expense (recovery)	(102,310)	72,429	14,762
Foreign currency transaction (gains) losses	(2,607,139)	350,365	784,752
Stock-based compensation	3,513,671	1,666,024	4,437,250
Amortization of loan acquisition costs	322,812	115,206	97,041
Changes in operating assets and liabilities:
Grants and accounts receivable	(326,860)	(642,171)	(1,847,848)
Inventories	(461,512)	(1,284,848)	(56,751)
Prepaid expenses and other current assets	(1,076,849)	(953,888)	(731,672)
Other assets	—	4,030	(6,345)
Accounts payable and accrued expenses	1,107,352	1,424,440	1,704,845
Net cash used by operating activities	(5,613,286)	(16,758,782)	(10,839,684)
Cash flows from investing activities:
Purchases of property and equipment	(708,395)	(698,165)	(671,970)
Patent costs	(967,823)	(821,952)	(848,294)
Net cash used by investing activities	(1,676,218)	(1,520,117)	(1,520,264)
Cash flows from financing activities:
Proceeds from long-term debt	1,410,900	5,000,000	666,667
Repayment of long-term debt	(16,410,900)	—	(666,667)
Final fee on long-term debt	(375,000)	—	—
Payment of loan acquisition costs	—	(4,212)	(147,988)
Equity contributions - net of fees incurred	80,214,008	673,653	14,126,525
Proceeds from exercise of stock options	1,509,322	739,747	2,206,860
Proceeds from exercise of warrants	—	1,768,491	1,280,456
Net cash provided by financing activities	66,348,330	8,177,679	17,465,853
Effect of exchange rates on cash	130,357	(35,199)	(58,930)
Net change in cash and cash equivalents	59,189,183	(10,136,419)	5,046,975
Cash and cash equivalents at beginning of year	12,232,418	22,368,837	17,321,862
Cash and cash equivalents at end of year	$71,421,601	$12,232,418	$22,368,837

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,127,647	$1,059,541	$891,386

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$657,780	$425,639	$545,693

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

In years prior to December 31, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately  $53.8 million. See Note 11. As of December 31, 2020, the Company’s cash balance was approximately $71.4 million, which the Company expects will fund the Company’s operations well beyond the next twelve months.  As a result, the Company has determined that the going concern risk has been substantially mitigated.

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

CytoSorb, the Company's flagship product, was approved in the European Union (“EU”) in March 2011, and is currently being marketed and distributed in sixty-seven countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding.  Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorb for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 16 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies and are expected to expire between 2021 and 2035, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $2,607,000, $(350,000) and $(785,000) for the years ended December 31, 2020, 2019 and 2018, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholder’s equity.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are reserved for to the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2020 and 2019, the Company’s inventory was comprised of finished goods, which amounted to $1,164,635 and $305,452, respectively, work in process which amounted to $1,222,062 and $1,523,923, respectively and raw materials which amounted to $287,102 and $284,522, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Amounts invoiced in excess of costs actually incurred on fixed price contracts are classified as deferred revenue. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $285,000, $314,000 and $212,000 in 2020, 2019 and 2018, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code the net operating losses generated prior to the previously completed reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership. The Tax Cuts and Jobs Act reduced the U.S. federal corporate tax rate from 35% to 21%. See Note 9 for the impact of the tax rate change on deferred tax assets and liabilities.

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2020 or 2019. The Company files tax returns in the U.S. federal and state jurisdictions.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The valuation of options granted is a significant estimate in these consolidated financial statements.

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

As of December 31, 2020 and 2019, no agency, distributor/strategic partners or direct customer represented more than 10%of outstanding grants and accounts receivables. For the years ended December 31, 2020, 2019 and 2018 no agency, distributor/strategic partners or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $560,000, $476,000 and $424,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

3. Revenue

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$1,148,300	$192,900	$—	$1,341,200
Germany	20,257,410	–	—	20,257,410
All other countries	5,275,619	12,578,273	—	17,853,892
Total product	26,681,329	12,771,173	—	39,452,502
Grant and other income:
United States	—	—	1,552,099	1,552,099

Total revenue	$26,681,329	$12,771,173	$1,552,099	$41,004,601

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$220,100	$—	$—	$220,100
Germany	14,396,418	—	—	14,396,418
All other countries	3,147,529	5,001,807	—	8,149,336
Total product	17,764,047	5,001,807	—	22,765,854
Grant and other income:
United States	—	—	2,183,619	2,183,619

Total revenue	$17,764,047	$5,001,807	$2,183,619	$24,949,473

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2018:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$95,500	$—	$—	$95,500
Germany	11,771,645	—	—	11,771,645
All other countries	2,702,689	5,682,549	—	8,385,238
Total product	14,569,834	5,682,549	—	20,252,383
Grant and other income:
United States	—	—	2,251,525	2,251,525

Total revenue	$14,569,834	$5,682,549	$2,251,525	$22,503,908

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners.  The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 by the United States Food and Drug Administration (the “FDA”).  Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway. Direct sales are fulfilled from the Company’s office in Berlin, Germany.  There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements.  However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels.  The Company records the value of these items earned as a reduction of revenue.  These customers submit purchase orders and the order is fulfilled and shipped directly to the customer.  Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

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

Most distributor’s/strategic partner’s contracts have minimum annual purchase requirements in order to maintain exclusivity in their respective territories.

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

Government Grants

The Company has been the recipient of various grant contracts from various agencies of the United States government, primarily the Department of Defense, to perform various research and development activities. These contacts fall into one of the following categories:

1.	Fixed price – the Company invoices the contract amount in equal installments over the term of the contract without regard to the timing of the costs incurred related to this contract. If billings on fixed price contracts exceed the costs incurred, revenue will be deferred to the extent of the excess billings.
2.	Cost reimbursement – the Company submits monthly invoices during the term of the contract for the amount of direct costs incurred during that month plus an agreed percentage that relates to allowable overhead and general and administrative expenses. Cumulative amounts invoiced may not exceed the maximum amount of funding stipulated in the contract.
3.	Cost plus – this type of contract is similar to a cost reimbursement contract but this type also allows for the Company to additionally invoice for a fee amount that is included in the contract.
4.	Performance based - the Company submits invoices only upon the achievement of the milestones listed in the contract. The amount to be invoiced for each milestone is documented in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Contract receivables, which are included in accounts receivable	$2,996,679	$2,246,821
Contract liabilities, which are included in expenses and other current liabilities	$1,014,652	$171,842

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred as of December 31, 2020 and 2019.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consists of the following:

			Depreciation/
			Amortization
December 31,	2020	2019	Period

Furniture and fixtures	$1,081,366	$795,167	7 years
Equipment and computers	4,318,323	3,861,912	3 to 7 years
Leasehold improvements	971,247	927,894	Lesser of term of lease or estimated useful life
	6,370,936	5,584,973
Less accumulated depreciation and amortization	4,251,009	3,659,648
Property and Equipment, Net	$2,119,927	$1,925,325

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $553,946, $495,728 and $329,469 respectively.

5. OTHER ASSETS:

Other assets consist of the following:

December 31,	2020	2019

Patent applications pending	$2,970,354	$2,308,780
Patents issued	1,748,938	1,442,688
Less accumulated amortization of patents issued	(496,898)	(390,056)
Patents, net	4,222,394	3,361,412
Security deposits	125,892	123,482
Total	$4,348,286	$3,484,894

Amortization expense amounted to $106,842, $85,804 and $61,082 for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization expense for the next five years will be approximately $116,200 for the year ended December 31, 2021; approximately $113,000 for the year ended December 31, 2022; approximately $109,600 for the year ended December 31, 2023; approximately $109,600 for the year ended December 31, 2024; and approximately $109,600 for the year ended December 31, 2025.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

December 31,	2020	2019

Accrued salaries and commissions	$3,165,635	$1,926,167
Accrued royalties	916,695	525,004
Sales, payroll and income taxes payable	901,900	402,816
Clinical studies	781,041	1,384,564
Deferred revenue	728,351	—
Accrued accounts payable	631,642	629,186
Professional fees	317,575	394,088
Customer rebates	305,852	157,656
Board of Director fees	62,140	59,750
Congresses	35,589	—
Travel and entertainment	24,267	214,436
Interest	—	108,629
	$7,870,687	$5,802,296

7. LONG-TERM DEBT:

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the "First Amendment") with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the "2018 Letter"). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement.  On December 4, 2020 (the “Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank.  Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million (the “New Term Loan”), if needed.

Under the terms of the Third Amendment, the Company may, at its sole discretion, draw down the New Term Loan at any time over the next twelve months. The New Term Loan, if drawn, shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month the immediately preceding the month in which the interest will accrue) plus 1.25%.  In addition, the Company would be required to make payments of interest-only commencing on the first day of the month after the New Term Loan was made until January 2023.  The interest-only period may be further extended through July 2023 if the Company maintains compliance certain conditions as outlined in the Amendment.  Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the New Term Loan.  The maturity date of the New Term Loan is December 1, 2024.

On the Closing Date, the Company was required to pay a non-refundable closing fee of $75,000. As of the Closing Date, the total unamortized loan costs related to the Term Loans amounted to approximately $45,000. These costs were written off on the Closing Date as a charge to interest expense.  For the years ended December 31, 2020, 2019, and 2018, the Company recorded interest expense amounting to $76,718, $33,175, and $31,946, respectively related to these costs.  In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  On the Closing Date, the Company paid a final fee of $375,000. For the years ended December 31, 2020, 2019 and 2018 the Company recorded interest expense of $246,095, $82,031 and $65,104, respectively, related to accrual and payment of the final fee.

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

2018 Success Fee Letter:

Pursuant to the amended 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (as defined in the Restated Loan and Security Agreement) (the "Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the average price of Company’s common stock for the 365 day period ending on the date of the funding of the Term B Loan. This obligation shall terminate on the fifth anniversary of the funding of the Term B Loan and shall survive the termination of the loan agreement and the prepayment of the Term B Loan.

Long-term debt consists of the following at December 31, 2020 and 2019 as follows:

	December 31,
	2020	2019
Principal amount	$—	$15,000,000
Less unamortized debt acquisition costs	—	(76,718)
Plus accrued final fee	—	128,906
Subtotal	—	15,052,188
Less current maturities	—	1,666,666
Long-term debt net of current maturities	$—	$13,385,522

Payroll Protection Program:

On April 13, 2020, the Company received approximately $1,411,000 in loan proceeds from the Payroll Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) of the United States government. This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On April 29, 2020, following a reassessment of the Company’s financial and operating position, including cash on hand and access to public capital markets, the Company repaid the PPP loan.

8. LEASES:

Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The provisions of this ASU require the Company to record a right-of-use asset and related lease liability related to their leases.

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In the United States, in May 2020, the Company entered into a Nineteenth Amendment to Lease with the landlord which became effective May 1, 2020. This amendment expands the Company's space to 20,821 square feet and extends the term of the lease to May 31, 2021. The Company's base rent is approximately $34,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. The amendment also includes a one year renewal option. The base rent for the renewal term will increase by the greater of five percent or the increase in the Consumer Price Index. There were no lease incentives and no initial direct costs were incurred related to this lease amendment.

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

Right-Of-Use Asset and Lease Liability:

The Company's consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company's incremental borrowing rate, which is 9.16%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of-use asset and related lease liability is as follows:

	December 31,
	2020	2019
Right-of-use asset	$1,029,123	$1,070,762

Total lease liability	$1,029,123	$1,070,762
Less current portion	(447,485)	(428,083)
Lease liability, net of current portion	$581,638	$642,679

The maturities of the lease liabilities are as follows as of December 31, 2020:

2021	$447,485
2022	246,251
2023	80,642
2024	88,347
2025	96,788
Thereafter	69,610
Total	$1,029,123

For the years ended December 31, 2020, 2019 and 2018, operating cash flows paid in connection with operating leases amounted to approximately $937,000, $906,000 and $805,000, respectively.

As of December 31, 2020 and 2019 the weighted average remaining lease term was 4.0 years, respectively.

9. INCOME TAXES:

The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company’s consolidated loss before income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(5,682,628)	$(11,921,799)	$(14,105,664)
Foreign	(3,281,636)	(8,436,291)	(3,725,061)
Total	$(8,964,262)	$(20,358,090)	$(17,830,725)

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
State Tax, including sale of New Jersey losses & credits	$1,127,074	$1,092,446	$619,546
Foreign tax provision	—	—	—
	$1,127,074	$1,092,446	$619,546

As of December 31, 2020, the Company had federal net operating loss ("NOL") carry forwards of approximately $72.8 million, state NOL carry forwards of approximately $5.0 million, and foreign NOL carry forwards of approximately $22.2 million, which may be available to offset future taxable income, if any. The federal NOL carryforwards of $47.8 million, if not utilized, will expire between 2021 and 2037. The federal NOL carryforwards of $25.0 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state NOL carryforwards of $5.0 million, if not utilized, will begin to expire in 2039. As of December 31, 2020, the Company had Federal and state research and development tax credit carryforwards of approximately $2.2 million and $151,000, respectively, available to reduce future tax liabilities, which will begin to expire at various dates starting in 2022.

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

U.S. Tax Reform

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Reform Legislation"), which made significant changes to U.S. federal income tax law. The Company expected that certain aspects of the Tax Reform Legislation will positively impact the Company’s future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate. Set forth below is a discussion of certain provisions of the Tax Reform Legislation and our preliminary assessment of the effect of such provisions on the Company’s results of operations, cash flows and consolidated financial statements.

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

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act, enacted on December 22, 2017, require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of this provision in the period that is subject to such tax. The Company concluded it was not subject to GILTI in 2019 and as such there was no impact from GILTI included in its 2019 provision. The Company does not expect to be subject to GILTI. However, in accordance with FASB guidance, the Company’s policy will be to recognize GILTI in the period it arises and it will not recognize a deferred charge with regard to GILTI.

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

The Company will receive a net cash amount of approximately $1,127,000 from the approved sale of the 2019 state NOL and research and development credits in the first quarter of 2021.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carry forward	$22,301,154	$20,843,902	$16,722,801
Stock options	305,982	329,726	349,810
Research and development credit carryforward	2,194,211	1,720,558	1,210,153
Accruals and others	135,330	56,461	(27,098)
Lease liability	289,287	300,991	—
Gross deferred tax assets	25,225,964	23,251,638	18,255,666
Less valuation allowance	(24,794,474)	(22,857,741)	(18,233,810)
	431,490	393,897	21,856
Deferred tax liability:
Fixed assets	(431,490)	(393,897)	(21,856)
Net deferred tax assets	$—	$—	$—

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

The increases in valuation allowance for the years ended December 31, 2020, 2019 and 2018 were $1,936,733, $4,623,931 and 4,806,456, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(9.5)	(4.4)	(2.2)
Foreign rate differential	3.3	3.7	1.9
Permanent items	(2.0)	(2.0)	(2.9)
Rate change and true-up	17.0	8.0	7.6
Change in valuation allowance	(21.6)	(22.7)	(22.9)
R&D credit	4.4	1.8	0.7
Effective income tax rate	12.6%	5.4%	3.2%

10. COMMITMENTS AND CONTINGENCIES:

Customs Examination

In October 2020, the Company received a notice from the German Customs Authorities that they would be conducting an audit of the Company’s import transactions for the years 2018 through 2020 in order to determine if any import taxes would be due.  The audit commenced in early December 2020. The primary import activity of the Company is the importation of CytoSorb devices from the United States.  The German Customs Authorities are challenging the Harmonized Code that the Company utilizes to import the CytoSorb devices into Germany.  The code that has been utilized by the Company has zero import taxes associated with it. The German Customs Authorities have indicated that the Company’s device might be better classified under a different code which has a 1.7% tax attached to it.  As part of the audit process, the Company has provided the German Customs Authorities with extensive information about the CytoSorb device, including data regarding the uses of the device, as well as the instructions for use.  In addition, employees of the Company gave the auditors a technical presentation of the scientific properties of the device, focusing on it as an adsorber, as opposed to a filter.  The German Customs Authority’s technical staff is currently reviewing this information. The audit process is on-going and the authorities have indicated it is expected to be completed by approximately March 31, 2021. The Company’s maximum potential exposure arising to the audit is approximately $732,000.  Based on a thorough review of the facts, management believes that it is not probable that this contingency is likely to occur. Accordingly, no expense or related liability has been recorded in the Company’s December 31, 2020 consolidated financial statements related to this contingency.

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years, and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. The foregoing employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business-related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a “Change of Control” of the Company, as defined in each agreement.

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the years ended December 31, 2020, 2019 and 2018, the Company recorded royalty expenses of approximately $1,172,000, $675,000, and $600,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the years ended December 31, 2020, 2019 and 2018 per the terms of the license agreement, the Company recorded licensing expenses of approximately $1,954,000 $1,125,000 and $1,002,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

11. STOCKHOLDERS’ EQUITY:

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

July 24, 2020 Offering

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  The Company completed the Offering pursuant to the terms of an Underwriting Agreement, dated as of July 21, 2020, by and among the Company and Cowen and Company, LLC and SVB Leerink LLC, as representatives of the several underwriters named therein. The Company received gross proceeds of approximately $57.5 million from the Offering and after deducting the underwriting discounts and commissions and fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $53.8 million.

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

Termination of Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

On May 31, 2019, the Company delivered to Cantor Fitzgerald & Co. ("Cantor") written notice of termination (the "Termination Notice") of the Controlled Equity Offering Sales Agreement, dated November 4, 2015, by and between the Company and Cantor, as amended by Amendment No. 1 to Sales Agreement, dated July 26, 2018 (collectively, the "Sales Agreement"). In accordance with Section 13(b) thereof, the Sales Agreement terminated on June 10, 2019, ten (10) days after the delivery of the Termination Notice. As provided in the Sales Agreement, the Sales Agreement terminated without liability of any party to any other party, except that certain provisions of the Sales Agreement identified therein shall remain in full force and effect notwithstanding the termination. Pursuant to the Sales Agreement, the Company offered and sold, from time to time through Cantor, shares of the Company's common stock. In the aggregate, the Company sold 2,094,140 shares pursuant to the Sales Agreement, at an average selling price of $8.72 per share, generating net proceeds of approximately $17.7 million from November 4, 2015 through December 31, 2018. There were no sales during the year ended December 31, 2019.

Open Market Sale Agreement with Jefferies LLC and B. Riley FBR, Inc.

On July 9, 2019, the Company entered into an Open Market Sale Agreement (the “New Sale Agreement”) with Jefferies LLC and B. Riley FBR, Inc. (each an “Agent” and, together, the “Agents”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agents, as the Company’s sales agents. All shares of the Company’s common stock offered and sold, or to be offered and sold under the New Sale Agreement were or will be issued and sold pursuant to the Company’s 2018 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

On April 20, 2020, the Company and the Agents entered into an amendment to the New Sale Agreement (the “Amendment”) to provide for an increase in the aggregate offering amount under the New Sales Agreement, such that as of April 20, 2020, the Company may offer and sell Shares having an additional aggregate offering price of up to $50 million under the New Sale Agreement, as amended by the Amendment (the “Amended Sale Agreement”).

Subject to the terms of the Amended Sales Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock under the Amended Sales Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26.5 million. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27.2 million. In addition, during the year ended December 31, 2020, the Company paid approximately $49,000 in expenses related to the Amended Sale Agreement.

Stock Option Plans

As of December 31, 2020, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 13,400,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2020, there were shares remaining to purchase approximately 8,216,000 and 236,000 units of common stock reserved under the 2014 Plan and the 2006 Plan, respectively.

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

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2020, 2019 and 2018 amounted to approximately $3,514,000, $1,666,000 and $4,437,000, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The summary of the stock option activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)
Outstanding January 1, 2018	3,578,538	$4.64	6.3
Granted	1,481,675	$8.01	9.2
Forfeited	(544,671)	$7.49	—
Expired	(800)	$2.88	—
Exercised	(856,280)	$3.65	—
Outstanding, December 31, 2018	3,658,462	$5.82	7.0
Granted	1,557,300	$7.19	9.5
Forfeited	(747,671)	$7.39
Expired	(16,320)	$4.16	—
Exercised	(233,582)	$4.09	—
Outstanding, December 31, 2019	4,218,189	$6.16	7.0
Granted	1,579,106	$6.37	9.0
Forfeited	(34,644)	$7.50	—
Expired	(226,440)	$5.60	—
Exercised	(371,007)	$4.46	—
Outstanding, December 31, 2020	5,165,204	$6.36	7.26

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $5.00 - $10.58 per share in 2020) and expected life of the stock option (10 years in 2020), the current price of the underlying stock and its expected volatility (ranging from 61.7 to 69.8 percent in 2020), expected dividends (-0- percent) on the stock and the risk free interest rate (0.28 to 0.96 percent) for the term of the stock option. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2020 of $7.97 and the exercise price of the shares.

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2020	Price	Value
3,167,087	$6.18	$6,002,524

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2020	Price	Life (Years)	Value
$5.68 - $10.58	5,165,204	$6.36	7.26	$8,786,197

The summary of the status of the Company’s non-vested options for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2020	1,183,790	$4.49
Granted	1,579,106	3.88
Forfeited	(34,644)	4.74
Vested	(730,135)	4.15
Non-vested, December 31, 2020	1,998,117	$4.12

As of December 31, 2020, the Company had approximately $2,898,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over 27 months.

In 2021, the Board of Directors intends to grant a pool of options to purchase shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2021 operations. Since these options relate exclusively to the achievement of 2021 milestones, no charge for these options has been recorded in the consolidated statements of operations for the year ended December 31, 2020. The Company will assess the likelihood of meeting these milestones throughout 2021 and will record stock option expense as appropriate.

Awards of Stock Options:

On February 28, 2020, the Board of Directors granted options to purchase 1,114,325 shares of common stock to the Company's employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company's 2020 operations. Once awarded, these options will vest in four equal tranches, the first tranche vesting on the date of the award. The grant date fair value of these unvested options amounted to approximately $3,883,000. Based upon an assessment by management, which was reviewed with the Board of Directors, as of December 31, 2020, the Company met approximately 88% of these milestones, and accordingly we have recorded $914,000 in stock option expense related to these options for the year ended December 31, 2020.

On July 22, 2019, the Board of Directors granted options to purchase 926,800 shares of common stock to the Company's employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company's 2019 operations. The grant date fair value of these unvested options amounted to approximately $4,294,000. On February 18, 2020, Board of Directors determined that the Company has met 35% of these milestones, and accordingly we have recorded approximately $735,000 and $315,000 of stock option expense related to these options for the years ended December 31, 2020 and 2019, respectively.

On March 15, 2018, the Board of Directors granted options to purchase 531,900 shares of common stock to the Company’s management. On April 23, 2018, the Board of Directors granted options to purchase 668,550 shares of common stock to the Company’s employees. These grants, which total 1,200,450 shares of common stock, will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2018 operations. The grant date fair value of these unvested options amounted to approximately $5,636,000. On February 19, 2019, based upon the finalization of its review of the Company's progress to meeting the predetermined milestones for 2018, the Board of Directors determined that 726,920 of these options would immediately vest. Accordingly, a charge of approximately $3,381,000 related to these options has been recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2018	277,200	724,500	1,002,300	2,004,000
Granted 2019	—	—	264,500	264,500
Forfeited 2019	—	(120,000)	(61,750)	(181,750)
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988
Granted 2020	—	120,000	265,700	385,700
Forfeited 2020	—	—	(25,250)	(25,250)
December 31, 2020	277,200	724,500	1,445,500	2,447,200	$19,504,184

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2017, on February 28, 2018, the Board of Directors granted 146,200 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2017. These awards were valued at approximately $1,148,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2020, 2019 and 2018, the Company recorded an expense/(recovery) of approximately $(23,000), $150,000, and $329,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements' performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2020, and 2019, the Company recorded a charge of approximately $33,000 and $39,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements' performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2020, and 2019, the Company recorded a charge of approximately $564,000 and $621,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements' performance in 2019, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2020. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2020, the Company recorded a charge of approximately $619,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended December 31, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2020	167,872	$7.52
Granted	168,100	$6.03
Vested	(162,000)	$7.05
Non-vested, December 31, 2020	173,972	$6.52

Warrants:

As of December 31, 2020, the Company had no warrants outstanding.

12. NET LOSS PER SHARE

Basic earnings per share and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 have been computed by dividing the net loss attributable to common shareholders for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options and restricted stock awards representing approximately 7,786,000, 6,503,000, and 6,232,000 incremental shares at December 31, 2020, 2019 and 2018, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

13. RETIREMENT PLAN

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations. In addition, the Company provides for a matching contribution of twenty percent of the participants’ contribution on a maximum of five percent of compensation. Effective January 1, 2021, the Company changed its matching contribution to 100% of the participants contribution up to three percent of compensation plus 50% of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to approximately $59,200, $43,800 and $43,600 for the years ended December 31, 2020, 2019 and 2018, respectively.

14. SUBSEQUENT EVENT

In January 2021, CytoSorbents Europe GmbH entered into a lease for additional warehouse space.  The lease commences on April 1, 2021, requires monthly payments of base rent and other costs of approximately $7,900 and has a term of five years.  The lease also has an option to extend the lease term for an additional five years.

15. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly data for 2020, 2019 and 2018 are as follows:

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2020:
Total revenue	$8,707,310	$9,794,903	$10,546,612	$11,955,776
Gross margin	6,322,468	6,545,136	7,656,230	9,428,358
Loss from operations	(2,478,754)	(3,297,667)	(1,959,652)	(2,634,264)
Net loss attributable to common stockholders	(3,452,779)	(2,866,956)	(839,729)	(677,724)
Net loss per share, basic and diluted	(0.10)	(0.08)	(0.02)	0.00

2019
Total revenue	$5,191,629	$6,232,526	$6,095,007	$7,430,311
Gross margin	3,453,040	4,398,160	4,398,733	5,335,621
Loss from operations	(4,285,193)	(3,629,997)	(5,627,546)	(5,431,328)
Net loss attributable to common stockholders	(4,883,827)	(3,547,405)	(6,885,061)	(3,949,351)
Net loss per share, basic and diluted	(0.15)	(0.11)	(0.21)	(0.13)

2018:
Total revenue	$4,924,651	$5,755,438	$5,742,975	$6,080,844
Gross margin	3,357,006	3,969,584	3,690,278	3,997,640
Loss from operations	(3,101,167)	(4,187,875)	(2,710,620)	(5,585,266)
Net loss attributable to common stockholders	(2,982,035)	(5,821,202)	(3,004,764)	(5,403,178)
Net loss per share, basic and diluted	(0.10)	(0.19)	(0.10)	(0.17)