Form 10-Q
period 2021-03-31
Cytosorbents Corp
filed 2021-05-04
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☑  No

As of May 1, 2021, there were 43,319,297 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	December 31,
	(Unaudited)	2020

ASSETS
Current Assets:
Cash and cash equivalents	$68,468,285	$71,421,601
Grants and accounts receivable, net of allowance for doubtful accounts of $65,026 at March 31, 2021 and $46,851 at December 31, 2020	5,018,506	5,159,275
Inventories	3,108,201	2,673,799
Prepaid expenses and other current assets	3,039,722	3,198,460
Total current assets	79,634,714	82,453,135

Property and equipment, net	2,404,958	2,119,927
Right of use assets	923,960	1,029,123
Other assets	4,515,420	4,348,286
Total Assets	$87,479,052	$89,950,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,677,565	$1,835,082
Lease liability – current portion	462,896	447,485
Accrued expenses and other current liabilities	7,618,726	7,870,687
Total current liabilities	9,759,187	10,153,254
Lease liability, net of current portion	461,064	581,638
Total Liabilities	10,220,251	10,734,892

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,272,372 and 43,221,999 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	43,272	43,222
Additional paid-in capital	278,586,339	277,533,082
Accumulated other comprehensive loss	(576,342)	(1,734,078)
Accumulated deficit	(200,794,468)	(196,626,647)
Total Stockholders' Equity	77,258,801	79,215,579
Total Liabilities and Stockholders’ Equity	$87,479,052	$89,950,471

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$10,143,356	$8,155,969
Grant income	455,491	551,341
Total revenue	10,598,847	8,707,310
Cost of revenue	2,751,444	2,384,842
Gross margin	7,847,403	6,322,468
Other expenses:
Research and development	2,282,052	1,965,286
Legal, financial and other consulting	707,839	519,002
Selling, general and administrative	7,709,703	6,316,934
Total expenses	10,699,594	8,801,222
Loss from operations	(2,852,191)	(2,478,754)
Other expense:
Interest expense, net	(10,124)	(305,537)
Loss on foreign currency transactions	(1,305,506)	(668,488)
Total other expense, net	(1,315,630)	(974,025)

Loss before benefit from income taxes	(4,167,821)	(3,452,779)

Benefit from income taxes	—	—

Net loss attributable to common shareholders	$(4,167,821)	$(3,452,779)

Basic and diluted net loss per common share	$(0.10)	$(0.10)

Weighted average number of shares of common stock outstanding	43,242,791	33,981,262

Net loss	$(4,167,821)	$(3,452,779)
Other comprehensive income:
Currency translation adjustment	1,157,736	609,828
Comprehensive loss	$(3,010,085)	$(2,842,951)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2020 (Unaudited):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579
Stock-based compensation - employees, consultants and directors	—	—	667,193	—	—	667,193
Other comprehensive income: foreign translation adjustment	—	—	—	1,157,736	—	1,157,736
Proceeds from exercise of stock options	15,257	15	76,538	—	—	76,553
Cashless exercise of stock options	1,774	2	(2)	—	—	—
Issuance of restricted stock units	33,342	33	309,528	—	—	309,561
Net loss	—	—	—	—	(4,167,821)	(4,167,821)
Balance at March 31, 2021	43,272,372	$43,272	$278,586,339	$(576,342)	$(200,794,468)	$77,258,801

Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042
Stock-based compensation - employees, consultants and directors	—	—	729,429	—	—	729,429
Other comprehensive income: foreign translation adjustment	—	—	—	609,828	—	609,828
Proceeds from exercise of stock options	38,277	38	138,392	—	—	138,430
Issuance of restricted stock units	54,734	55	328,884	—	—	328,939
Issuance of common stock, net of fees incurred	3,421,237	3,421	19,538,200	—	—	19,541,621
Net loss	—	—	—	—	(3,452,779)	(3,452,779)
Balance at March 31, 2020	36,130,355	$36,130	$212,383,812	$1,135,806	$(192,242,238)	$21,313,510

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,167,821)	$(3,452,779)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restricted stock unit compensation	442,273	477,732
Depreciation and amortization	156,322	181,368
Amortization of debt costs	—	35,868
Bad debt expense	19,720	7,862
Stock-based compensation	667,193	729,429
Foreign currency transaction loss	1,305,506	668,488
Changes in operating assets and liabilities:
Grants and accounts receivable	(28,046)	(1,023,329)
Inventories	(492,815)	134,270
Prepaid expenses and other current assets	144,489	87,107
Other assets	(23,501)	—
Accounts payable and accrued expenses	(367,557)	(1,055,356)
Net cash used by operating activities	(2,344,237)	(3,209,340)

Cash flows from investing activities:
Purchases of property and equipment	(428,638)	(235,551)
Payments for patent costs	(177,703)	(273,011)
Net cash used by investing activities	(606,341)	(508,562)

Cash flows from financing activities:
Equity contributions - net of fees incurred	—	17,743,226
Proceeds from exercise of stock options	76,553	138,430
Net cash provided by financing activities	76,553	17,881,656
Effect of exchange rates on cash	(79,291)	(7,151)
Net change in cash and cash equivalents	(2,953,316)	14,156,603

Cash and cash equivalents - beginning of period	71,421,601	12,232,418
Cash and cash equivalents - end of period	$68,468,285	$26,389,021

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$318,879

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$309,561	$328,939
Equity contribution proceeds in transit	$—	$1,798,395

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2021

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021. The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Prior to June 30, 2020, the Company's consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. See Note 3. As of March 31, 2021, the Company’s cash balance was approximately $68.5 million, which the Company expects will fund the Company’s operations well beyond the next twelve months. As a result, the Company has determined that the going concern risk has been substantially mitigated.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of the European Subsidiary. Foreign currency transaction loss included in net loss amounted to approximately $(1,306,000) and $(668,000) for the three months ended March 31, 2021 and 2020, respectively.  The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive loss as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and amounted to approximately $65,000 and $47,000 at March 31, 2021 and December 31, 2020, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At March 31, 2021 and December 31, 2020, the Company’s inventory was comprised of finished goods, which amounted to $1,622,401 and $1,164,635, respectively; work in process which amounted to $1,176,067 and $1,222,062, respectively; and raw materials, which amounted to $309,733 and $287,102, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $154,000 and $31,500 for the three months ended March 31, 2021 and 2020, respectively, and are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2021 or December 31, 2020. The Company files tax returns in the U.S. federal and state jurisdictions.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from government agencies in the United States. (See Note 4 for further information relating to the Company’s revenue.)

As of March 31, 2021, one distributor accounted for approximately 21% of outstanding grants and accounts receivable.  As of December 31, 2020, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivables. For the three months ended March 31, 2021 one distributor accounted for approximately 11% of the Company's total revenue and for the three months ended March 31, 2020, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and restricted shares. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 8).

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $63,000 and $133,000, respectively, for the three months ended March 31, 2021 and 2020.

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

Subject to the terms of the Amended Sales Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock under the Amended Sales Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26.5 million. There were no sales during the three months ended March 31, 2021. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27.2 million. In addition, during the year ended December 31, 2020, the Company paid approximately $49,000 in expenses related to the Amended Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2021 and 2020 amounted to approximately $667,000 and $729,000, respectively. These amounts are included in the statement of operations under general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2020	5,165,204	$6.36	7.26
Granted	65,880	$8.66	9.70
Forfeited	(47,832)	$6.25	—
Expired	—	$—	—
Exercised	(17,031)	$5.13	—
Outstanding, March 31, 2021	5,166,221	$6.39	7.03

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $8.23 to $11.39 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (60.7 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 0.47 to 1.03 percent) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value as of March 31, 2021 of $8.68 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2021	Price	Life (Years)	Value
$2.65 - $14.50	5,166,221	$6.39	7.03	$12,154,188

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2021	Price	Value
3,677,482	$6.26	$9,179,984

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2020	1,998,117	$4.12
Granted	65,880	$5.82
Forfeited	(45,906)	$3.83
Vested	(529,352)	$4.11
Non-vested, March 31, 2021	1,488,739	$4.10

As of March 31, 2021, the Company had approximately $5,300,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 35 months.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2020	277,200	724,500	1,445,500	2,447,200	$19,504,184
Granted	—	—	39,000	39,000
Forfeited	—	—	(3,000)	(3,000)
March 31, 2021	277,200	724,500	1,481,500	2,483,200	$21,554,176

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations for the three months ended March 31, 2021 and 2020.

Other Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2021 and 2020, the Company recorded a charge of approximately $11,000 and $9,000 respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2019. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three months ended March 31, 2021 and 2020, the Company recorded a charge of approximately $103,000 and $103,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2020. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three months ended March 31, 2021 and 2020, the Company recorded a charge of approximately $274,000 and $366,000 respectively, related to these restricted stock unit awards.

Additionally, in 2020 certain employees were offered 60,000 restricted stock units as a condition of their employment. These awards were valued at approximately $465,900 at the date of issuance. 30,000 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the second anniversary of the award, one-third on the third anniversary of the award, and one-third on the fourth anniversary of the award.  The other 30,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the three months ended March 31, 2021 and 2020, the Company recorded a charge of approximately $54,000 and $0 respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2020	173,972	$6.52
Granted	60,000	$7.77
Vested	(61,902)	$6.22
Non-vested, March 31, 2021	172,070	$7.06

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$—	$303,650	$—	$303,650
Germany	5,896,192	—	—	5,896,192
All other countries	1,121,033	2,822,481	—	3,943,514
Total product revenue	7,017,225	3,126,131	—	10,143,356
Grant and other income:
United States	—		455,491	455,491

Total revenue	$7,017,225	$3,126,131	$455,491	$10,598,847

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$—	$—	$—	$—
Germany	4,913,588	—	—	4,913,588
All other countries	1,495,806	1,746,575	—	3,242,381
Total product revenue	6,409,394	1,746,575	—	8,155,969
Grant and other income:
United States	—	—	551,341	551,341

Total revenue	$6,409,394	$1,746,575	$551,341	$8,707,310

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners.  The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 by the United States Food and Drug Administration (the “FDA”).  Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway.  Direct sales are fulfilled from the Company's office in Berlin, Germany.  There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements.  However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels.  The Company records the value of these items earned as a reduction of revenue.  These customers submit purchase orders and the order is fulfilled and shipped directly to the customer.  Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

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

Most distributor's/strategic partner's contracts have minimum annual purchase requirements in order to maintain exclusivity in their respective territories.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2021	December 31, 2020
Receivables, which are included in grants and accounts receivable	$2,759,368	$2,996,679
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,313,239	$1,014,652

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred as of March 31, 2021 and December 31, 2020.

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

Under the terms of the Third Amendment, the Company may, at its sole discretion, draw down the New Term Loan at any time over the next twelve months. The New Term Loan, if drawn, shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%.  In addition, the Company would be required to make payments of interest-only commencing on the first day of the month after the New Term Loan was made until January 2023.  The interest-only period may be further extended through July 2023 if the Company maintains compliance with certain conditions as outlined in the Amendment.  Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the New Term Loan.  The maturity date of the New Term Loan is December 1, 2024.

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

6.    COMMITMENTS AND CONTINGENCIES

Customs Examination

In October 2020, the Company received a notice from the German Customs Authorities that they would be conducting an audit of the Company’s import transactions for the years 2018 through 2020 in order to determine if any import taxes would be due.  The audit commenced in early December 2020. The primary import activity of the Company is the importation of CytoSorb devices from the United States.  The German Customs Authorities are challenging the Harmonized Code that the Company utilizes to import the CytoSorb devices into Germany.  The code that has been utilized by the Company has zero import taxes associated with it. The German Customs Authorities have indicated that the Company’s device might be better classified under a different code which has a 1.7% tax attached to it.  As part of the audit process, the Company has provided the German Customs Authorities with extensive information about the CytoSorb device, including data regarding the uses of the device, as well as the instructions for use.  In addition, employees of the Company gave the auditors a technical presentation of the scientific properties of the device, focusing on it as an adsorber, as opposed to a filter.  On March 15, 2021, based on a review of all the information presented to the German Customs Authority’s technical staff, the German Customs Authority informed us that the Company must use the code that carries the 1.7% tax. The audit process is on-going and the authorities have indicated it is expected to be completed by approximately June 30, 2021. Based on a thorough review of these facts, management has concluded that it is probable that this contingency is likely to occur. Approximately $132,000 of the expense relates to 2018, approximately $229,000 relates to 2019, approximately $371,000 relates to 2020 and approximately $89,000 relates to the three months ended March 31, 2021. Accordingly, an expense and related liability in the amount of approximately $821,000 has been recorded to cost of goods sold in the Company’s March 31, 2021 consolidated financial statements related to this contingency.

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

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended March 31, 2021 and 2020, the Company recorded royalty expenses of approximately $301,000 and $242,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2021 and 2020 per the terms of the license agreement, the Company recorded licensing expenses of approximately $501,000 and $404,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

	March 31,	December 31,
	2021	2020
Right-of-use asset	$923,960	$1,029,123

Total lease liability	$923,960	$1,029,123
Less current portion	(462,896)	(447,485)
Lease liability, net of current portion	$461,064	$581,638

The maturities of the lease liabilities are as follows during the year ended March 31:

2022	$462,896
2023	145,153
2024	82,503
2025	90,386
2026	99,021
Thereafter	44,001
Total	$923,960

For the three months ended March 31, 2021 and 2020, operating cash flows paid in connection with operating leases amounted to approximately $230,865 and $234,000, respectively.

As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term was 4.0 years, respectively.

In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility which contains office, laboratory, manufacturing and warehouse space. The commencement date of the lease is the date the landlord receives approval for the construction of certain improvements.  The Initial Early Term begins on the commencement date (April 1, 2021) and lasts to June 1, 2021. The Early Term commences on June 1, 2021 and lasts until the date of issuance of the certificate of occupancy for the manufacturing space (expected to be September 30, 2021).  The lease also contains two five-year renewal options however the Company has determined that it is not likely that they will exercise these options. Commencing on the date of the receipt of the certificate of occupancy (September 30, 2021), the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term).  In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 times the Company’s share of the total building space (92.3%).  The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company was required to provide the landlord with a letter of credit in the amount of approximately $1,334,000 as security.  The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2021, the Company will record a Right of Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations, the Company will recognize rent expense on this lease on straight line basis over the term of the lease and record a liability for the difference between the rent expense recognized and the required payments under the lease.

In January 2021, CytoSorbents Europe GmbH entered into a lease for 1,068 square meters of additional warehouse space. The lease commences on April 1, 2021, requires monthly payments of base rent of $7,784 and other costs of approximately $239 and has a term of five years.  The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2020, the Company will record a Right of Use asset and related lease liability at the estimated present value of the lease payments at the commencement date. This amounted to approximately $594,000.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord which will become effective May 31, 2021.  This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent will be approximately $35,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company will vacate a portion of the space as of May 31, 2022.  The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate.  The Company’s base rent for the remaining space will be approximately $20,000 per month.  Monthly operating expenses will be approximately $11,000 per month.  In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000.  At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises. Effective April 1, 2021, the Company adjusted its incremental borrowing rate to the incremental borrowing rate used in the College Road lease and recalculated the right of use asset and lease liability under the amended terms of this lease.  In addition, the Company also adjusted the incremental borrowing rate and related right of use asset and lease liability on the existing Germany office lease effective April 1, 2021.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2021 and 2020 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 7,821,000 and 7,891,000 incremental shares at March 31, 2021 and 2020, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.     SUBSEQUENT EVENTS

On April 28, 2021, the Company entered into a Twentieth Amendment to Lease with the landlord which will become effective May 31, 2021.  This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent will be approximately $35,000 per month. Under the terms of this amendment, the Company will vacate a portion of the space as of May 31, 2022. The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate. The Company’s base rent for the remaining space will be approximately $20,000 per month.  In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000.  At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises.

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled "Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine." The USAMRAAA Phase II Sequential Award, for up to $1,499,987, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This Award is being funded by the USAMRAAA under Contract No. W81XWH21C0045.

On April 12, 2021, the Board of Directors approved the 2021 operating milestones.  The Board also granted options to purchase 1,323,400 shares of Common Stock to certain specified Company employees. These options will vest only upon the achievement of certain specific, predetermined milestones related to the Company’s 2021 operating performance. Once awarded, these options will vest in four equal tranches, the first tranche vesting on the date of the award and the remaining tranches vest on each of the three subsequent anniversaries of the Board’s determination. The grant date fair value of these unvested options amounted to approximately $7,111,566 based upon the Black Sholes calculation.

On April 12, 2021, the Board granted options to purchase 350,450 shares of Common Stock at an exercise price of $8.99 per share to certain executives of the Company. These options will vest in four equal tranches, the first tranche vesting on the date of the award and the remaining tranches vest on each of the three subsequent anniversaries of the award, subject to applicable executive’s continued service as of applicable vesting date.  Additionally, on April 12, 2021, the Board granted 235,765 restricted stock units to certain executives of the Company. These restricted stock unit will vest in three equal tranches, the first tranche vesting on the date of the award and the remaining two tranches vest on the subsequent anniversaries of the award, subject to applicable executive’s continued service as of applicable vesting date and will be settled into Common Stock upon vesting.

On April 12, 2021, the Board granted options to purchase 86,250 shares of Common Stock at an exercise price of $8.99 to non-employee members of the Company’s Board of Directors.  One quarter of these options vested on April 12, 2021, one quarter will vest on June 30, 2021, one quarter will vest on September 30, 2021 and one quarter will vest on December 31, 2021, subject to the director’s continued service as of the applicable vesting date.

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

Overview

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021.

We are a leader in critical care immunotherapy, investigating and commercializing our CytoSorb blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received a further label expansion for CytoSorb to remove the anti-platelet agent, ticagrelor, during urgent and emergent cardiothoracic surgery on cardiopulmonary bypass. In May 2020, we received another label expansion for CytoSorb to remove rivaroxaban, a Factor Xa inhibitor, for the same indication. We believe the current addressable market in the United States for ticagrelor removal in cardiac surgery is approximately $250 million based on our current pricing model, assuming FDA approval, that could expand to $500 million should ticagrelor gain market share as the only reversible mainstream anti-platelet agent. In the event that CytoSorb also obtains FDA approval to remove novel oral anticoagulants (“NOACs”) such as rivaroxaban and apixaban, we believe the total addressable market in the United States for ticagrelor and NOAC removal during cardiac surgery could potentially increase to approximately $1.0 billion. In the event that CytoSorb obtains FDA approval to be used prophylactically to remove ticagrelor and NOACs in all patients undergoing surgery, we believe it would potentially expand the total addressable market in the United States to approximately $2.0 billion.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 131,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 5,750 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The technology is protected by 16 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. In October 2020, we announced the E.U. approval of the ECOS-300CY™ adsorption cartridge for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation. We have numerous other product candidates under development based upon this unique blood purification technology, including CytoSorb XL, K+ontrol, HemoDefend-RBC, HemoDefend-BGA, ContrastSorb, DrugSorb, and others.

In March 2011, CytoSorb was “CE Marked” in the E.U. as an extracorporeal cytokine filter indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
•	ECOS-300CY — an adsorption cartridge for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation.
•	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
•	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
•	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
•	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.

•	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
•	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
•	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
•	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

Clinical Studies Update

For a complete discussion regarding our clinical study history, please refer to the section entitled Clinical Studies included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 9, 2021. The following discusses the status of our clinical studies subsequent to the filing of the Company’s Annual Report on Form 10-K:

On November 25, 2019, the Company announced a voluntary pause in enrollment for the REFRESH 2-AKI study at the recommendation of the study’s Data Monitoring Committee (the “DMC”).  On July 24, 2020, the DMC recommended the resumption of the trial with only minor modifications based on their review of requested study data.  The Company has now resumed the study at multiple trial centers, with others planned to start, notwithstanding potential COVID-19 related delays.

The German government-sponsored and investigator-initiated REMOVE endocarditis study completed its enrollment with a total of 289 patients in early-2020, but the COVID-19 pandemic has caused delays in data monitoring and data analysis. Topline data are expected to be reported in the first half of 2021 with full data presentation thereafter.

The COVID-19 pandemic has also severely impacted our TISORB (Ticagrelor CytoSorb Hemoadsorption) trial execution in the United Kingdom.  The COVID-19 pandemic has severely hampered execution of non-COVID-19-related clinical research in the UK, including TISORB.  As a result, TISORB only enrolled five patients over the past eighteen months, a time period well beyond that originally intended to complete the study.  Accordingly, the decision has been made to stop the TISORB study and focus our clinical resources on the execution of the U.S. randomized clinical trial on ticagrelor removal (STAR-T).

In December 2020, the Company initiated CYTATION (CytoSorb Ticagrelor Hemoadsorption), a Company-sponsored multicenter study in Germany to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. The first patients have successfully been recruited, but due to the continuing impact of COVID-19 pandemic, the execution of the CYTATION study has been delayed.

In March 2021, we announced the filing of an Investigational Device Exemption (IDE) application to conduct the clinical study, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support an initial FDA regulatory approval.  This was done under the previously announced FDA Breakthrough Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit during urgent and emergent cardiac surgery. The FDA granted conditional approval of this IDE in April 2021.

CytoSorb received European Union CE Mark label expansion for the removal of ticagrelor and rivaroxaban during cardiopulmonary bypass in patients undergoing cardiothoracic surgery in January 2020 and May 2020, respectively.  Although the severity and duration of the COVID-19 pandemic is uncertain, we are in the process of launching the STAR (Safe and Timely Antithrombotic Removal) Registry in Europe during 2021 to capture real world clinical outcomes in this latest approved indication.

Pending resolution of the continued impact of the COVID-19 pandemic, we plan to initiate the randomized PROCYSS trial in Germany in 2021, evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock. We also plan to initiate the Hep-On-Fire single arm trial, evaluating CytoSorb in patients suffering from acute alcoholic hepatitis, in Germany later this year.

COVID-19 Business Update

COVID-19 patients develop life-threatening complications such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury, and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. CytoSorb has been used in more than 131,000 treatments as an approved treatment of cytokine storm in the European Union and is distributed in 67 countries around the world, where it has helped physicians control severe inflammation while helping to reverse shock and improve lung and other organ function.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020.  CytoSorb has now been used in approximately 5,750 COVID-19 patients to help treat cytokine storm and the related life-threatening complications in more than 30 countries. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock, or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation.  CytoSorb has now received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.  CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

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

The CTC (CytoSorb Therapy in COVID-19) Registry has been launched and is systematically capturing usage patterns and outcomes associated with the use of CytoSorb under the EUA at U.S. institutions.

Government Research Grants:

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), and others. For a complete discussion of the various research grants we have obtained, please refer to the section entitled Government Research Grants included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021. There following additional research grant has been awarded subsequent to the filing of our Annual Report on Form 10-K:

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled "Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine." The USAMRAAA Phase II Sequential Award, for up to $1,499,987, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This Award is being funded by the USAMRAAA under Contract No. W81XWH21C0045.

Comparison for the three months ended March 31, 2021 and 2020:

Revenues:

Revenue from product sales was approximately $10,143,000 in the three months ended March 31, 2021, as compared to approximately $8,156,000 in the three months ended March 31, 2020, an increase of approximately $1,987,000, or 24%. This increase was driven by an increase in direct sales of approximately $608,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $1,379,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $304,000 for the three months ended March 31, 2021.  Though difficult to quantitate, we estimate that approximately $1.8 million of total product sales in the first quarter of 2021 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, 2021 product sales were positively impacted by approximately $790,000.  For the three months ended March 31, 2021, the average exchange rate of the Euro to the U.S. dollar was $1.21 as compared to an average exchange rate of $1.10 for the three months ended March 31, 2020.

Grant income was approximately $455,000 for the three months ended March 31, 2021 as compared to approximately $551,000 for the three months ended March 31, 2020, a decrease of approximately $96,000 or 17%.  This decrease was a result of delays in grant related work caused by the COVID-19 pandemic as our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb.

Total revenues were approximately $10,599,000 for the three months ended March 31, 2021, as compared to total revenues of approximately $8,707,000 for the three months ended March 31, 2020, an increase of approximately $1,892,000, or 22%.

Cost of Revenues:

For the three months ended March 30, 2021 and 2020, cost of revenue was approximately $2,751,000 and $2,385,000, respectively, an increase of approximately $366,000. Product cost of revenues increased approximately $354,000 during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily as a result of increased sales.  Product gross margins were approximately 77% for the three months ended March 31, 2021 and approximately 76% for the three months ended March 31, 2020.  The increase in the gross margin percentage in 2021 was due manufacturing efficiencies achieved during the three months ended March 31, 2021 and the receipt of approximately $388,000 related to the Employee Retention Tax Credit under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  These increases were offset by the impact of costs related to prior years tariffs as a result of an audit by the German Customs Authorities.  Excluding the non-recurring negative impact of the 2018, 2019 and 2020 tariff adjustments of approximately $732,000 and the offsetting non-recurring positive impact of the Employee Retention Tax Credit which were recorded in the first quarter of 2021, product gross margins were approximately 81% for the three months ended March 31, 2021. Please see Note 6 to the financial statements for details related to this matter.

Research and Development Expenses:

For the three months ended March 31, 2021, research and development expenses were approximately $2,282,000 as compared to research and development expenses of approximately $1,965,000 for the three months ended March 31, 2021, an increase of approximately $317,000.  This increase was due to an increase in salaries related to our clinical trial activities of approximately $333,000 due to the hiring of additional personnel dedicated to the design of protocol and the anticipated start of a clinical trial in the United States for the removal of ticagrelor in emergent and urgent cardiac surgery patients and an increase in non-grant related research and development costs of approximately $65,000.  These increases were offset by a decrease in new product development costs of approximately $81,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $708,000 for the three months ended March 31, 2021, as compared to approximately $519,000 for the three months ended March 31, 2020.  The increase of approximately $189,000 was due to an increase in hiring fees of approximately $151,000 due to the hiring of certain senior level personnel and an increase in consulting fees of approximately $111,000 primarily related to certain financial advisory fees and information systems consulting.  These increases were offset by decreases in legal fees of approximately $60,000 and accounting fees of approximately $13,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $7,710,000 for the three months ended March 31, 2021, as compared to approximately $6,317,000 for the three months ending March 31, 2020, an increase of $1,393,000.   This increase is related to an increase in salaries, commissions and other employee-related costs of approximately $1,551,000, an increase in royalty expenses of approximately $156,000 due to the increase in product sales, an increase in commercial insurance of approximately $75,000 and an increase other general and administrative expenses of approximately $50,000. These increases were offset by reductions in sales and marketing costs, which include advertising and conference attendance of approximately $151,000 and travel and entertainment costs of approximately $190,000 due primarily to travel restrictions related to the COVID-19 pandemic and a decrease in non-cash stock option and restricted stock expense of approximately $98,000.

Interest Expense, net:

For the three months ended March 31, 2021, net interest expense was approximately $10,000, as compared to net interest expense of approximately $306,000 for the three months ended March 31, 2020. This decrease in net interest expense of approximately $296,000 was the result of the payoff of our outstanding term loans with Bridge Bank in December of 2020.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2021, the loss on foreign currency transactions was approximately $1,306,000 as compared to a loss of approximately $668,000 for the three months ended March 31, 2020. The 2021 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at March 31, 2021 as compared to December 31, 2020.  The spot exchange rate of the Euro to the U.S. dollar was $1.17 per Euro at March 31, 2021, as compared to $1.22 per Euro at December 31, 2020.  The 2020 loss was directly related to the decrease in the spot exchange rate of the Euro at March 31, 2020 as compared to December 31, 2019.  The spot exchange rate of the Euro to the U.S. dollar was $1.10 per Euro at March 31, 2020, as compared to $1.12 per Euro at December 31, 2019.

History of Operating Losses

We have experienced substantial operating losses since inception. As of March 31, 2021, we had an accumulated deficit of approximately $200,794,000, which included losses of approximately $4,168,000 and $3,453,000 for the three month periods ended March 31, 2021 and 2020, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At March 31, 2021, we had current assets of approximately $79,635,000 including cash on hand of approximately $68,468,000 and current liabilities of approximately $9,759,000. During the period from January 1, 2020 through July 15, 2020, we raised approximately $26,427,000 by utilizing our ATM facility with co-agents Jefferies LLC and B. Riley FBR.  In addition, we received net proceeds of approximately $53,800,000 from our underwritten public offering that closed on July 24, 2020.  Also, we expect to receive approximately $1,127,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey in the second quarter of 2021.

We believe that we have sufficient cash to fund our operations well into the future.

COVID-19 Impact on Financial Results

Product revenues in 2021 were positively impacted by underlying strength in our critical care and cardiac surgery business, and the use of CytoSorb to treat critically-ill COVID-19 patients in the ICU.  Though difficult to quantitate, we estimate that approximately $1.8 million of our first quarter 2021 revenues were directly or indirectly related to COVID-19.  Given the order patterns we are currently experiencing, we expect the COVID-19 pandemic will continue to have a positive impact on product revenues in the second quarter of 2021. However, COVID-19 revenues are expected to decline over the rest of 2021, as increasing vaccinations globally result in fewer new cases, hospitalizations, and deaths from COVID-19. These expectations may change depending on whether there is a resurgence of COVID-19, or a containment of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $304,000 for the three months ended March 31, 2021.  We are continuing to receive inquiries and orders for CytoSorb.  However, at this time, we cannot predict the overall impact U.S. sales will have on our overall product sales during the remainder of 2021.

The COVID-19 pandemic has generally been a positive driver for CytoSorb sales and it has highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation.  This has been a catalyst for CytoSorb orders from existing customers, but also from new hospitals in countries where CytoSorb was not previously sold. We believe this increased usage during the COVID-19 pandemic, as well as increased awareness of CytoSorb resulting from the increased sales, could help drive further CytoSorb sales in the future.  However, during the past several quarters, the COVID-19 pandemic also caused disruptions to our normal sales processes, which decreased access of our sales force to hospitals, decreased effectiveness of virtual medical conferences, limited our ability to market new indications, such as ticagrelor and rivaroxaban removal, reduced the number of surgeries and other non-COVID-19 hospitalized patients, and slowed our ability to generate clinical data to support our sales and marketing efforts. With the pandemic in flux, we cannot predict what the near-term impact of COVID-19 will have on overall ongoing product sales.

Grant revenues have been negatively impacted by the COVID-19 pandemic during 2020 and 2021. Our research and development employees were either deployed to work-from-home or reassigned to assist in production activities to increase production of CytoSorb.  Currently, the team is executing upon our grant contracts, but this may change depending on the severity of COVID-19 cases. As a result, grant revenue may be reduced until such time as the pandemic is over, however, this reduction is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients and this resulted in the temporary pause in enrollment of our TISORB study in the United Kingdom, CYTATION study in Germany and other clinical trials in Europe. Because of ongoing delays with the U.K. TISORB single arm trial and slow enrollment, we have decided to stop the study, in favor of dedicating those resources to the pending start of the U.S. STAR-T randomized controlled trial. The clinical study results of our REMOVE study sponsored by the German government have also been delayed as a result of COVID-19. Our U.S. based REFRESH 2 trial has also been paused as a result of COVID-19. These clinical trial activities and related expenses are expected to increase substantially as the impact of the COVID-19 pandemic eases.

In addition, certain of our first quarter 2021 selling, general, and administrative expenses, such as travel and conference expenses, are lower than pre-COVID-19 levels due to the continuing restrictions on travel and the cancelling of medical and investor conferences during the pandemic.  This is also a temporary situation which is not expected to continue once the pandemic is contained.

There has been no adverse impact on our ability to access capital.  Subject to contractual lock-ups, we have the ability to access capital through our ATM facility and through the equity markets, if needed.  We do not expect that this will change materially in the near future.

Contractual Obligations

In March 2021, the Company entered into a lease agreement for a new operating facility which contains office, laboratory, manufacturing and warehouse space. The commencement date of the lease is April 1, 2021.  The Initial Early Term begins on the commencement date (April 1, 2021) and lasts to June 1, 2021. The Early Term commences on June 1, 2021 and lasts until the date of issuance of the certificate of occupancy for the manufacturing space (expected to be September 30, 2021).  The lease also contains two five-year renewal options. Commencing on the date of the receipt of the certificate of occupancy (September 30, 2021), the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement.  In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021, multiplied by the Company’s share of the total building space (92.3%).  The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company was required to provide the landlord with a letter of credit in the amount of approximately $1,334,000 as security.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord which will become effective May 31, 2021.  This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent will be approximately $35,000 per month.  In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company will vacate a portion of the space as of May 31, 2022.  The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate.  The Company’s base rent for the remaining space will be approximately $20,000 per month.  Monthly operating expenses will be approximately $11,000 per month.  In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000.  At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises.

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

In January 2021, CytoSorbents Europe GmbH entered into a lease for 1,068 square meters of additional warehouse space.  The lease commences on April 1, 2021, requires monthly payments of base rent of $7,784 and other costs of approximately $239 and has a term of five years.  The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. As of March 31, 2021, the Company’s cash balance increased to approximately $68.5 million, which the Company expects will fund the Company’s operations well beyond the next twelve months.  As a result, the Company has determined that the going concern risk has been substantially mitigated.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021. There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K, except as follows:

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies has affected and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, the manufacturing of our lead product, CytoSorb, the commercialization of CytoSorb, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to CytoSorb and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. In particular, due to delays resulting from impacts of the COVID-19 pandemic, analysis of the study data for the 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis is now anticipated to be completed in mid-2021(rather than by mid-2020 that we initially anticipated), with top-line data potentially in the second quarter of 2021 and the full study report thereafter, and there may be further delays in patient enrollment in the REFRESH 2, CYTATION and STAR clinical trials. For example, we have decided to stop the TISORB single arm study due to continued delays and poor enrollment caused by the COVID-19 pandemic in the U.K., in favor of redirecting those resources to the U.S. STAR-T randomized, controlled trial. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed certain research and development activities that were temporarily suspended as a result of the COVID-19 pandemic. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The Company estimated that approximately $9.4 million of its 2020 product sales and approximately $1.8 million of its product sales in the three months ended March 31, 2021 were related to the treatment of COVID-19 patients. Should the pandemic ease, it is uncertain whether the Company will be able to replace some or all of this revenue in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

10.1

Lease, dated as of March 26, 2021, by and between 300 CR LLC and CytoSorbents Medical Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2021and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 4, 2021	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2021	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)