Form 10-Q
period 2021-06-30
Cytosorbents Corp
filed 2021-08-03
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 43,369,000 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “DrugSorb-ATR,” “HemoDefend-RBC,” “HemoDefend-BGA,“K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and our subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	December 31,
	(Unaudited)	2020

ASSETS
Current Assets:
Cash and cash equivalents	$65,609,078	$71,421,601
Grants and accounts receivable, net of allowance for doubtful accounts of $68,334 at June 30, 2021 and $46,851 at December 31, 2020	5,754,720	5,159,275
Inventories	3,688,964	2,673,799
Prepaid expenses and other current assets	2,031,986	3,198,460
Total current assets	77,084,748	82,453,135

Property and equipment, net	3,058,348	2,119,927
Right of use assets	13,263,531	1,029,123
Other assets	4,786,278	4,348,286
Total Assets	$98,192,905	$89,950,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,165,941	$1,835,082
Lease liability – current portion	251,524	447,485
Accrued expenses and other current liabilities	8,378,470	7,870,687
Total current liabilities	10,795,935	10,153,254
Lease liability, net of current portion	13,012,007	581,638
Total Liabilities	23,807,942	10,734,892

Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,337,905 and 43,221,999 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	43,338	43,222
Additional paid-in capital	280,654,464	277,533,082
Accumulated other comprehensive loss	(840,841)	(1,734,078)
Accumulated deficit	(205,471,998)	(196,626,647)
Total Stockholders' Equity	74,384,963	79,215,579
Total Liabilities and Stockholders’ Equity	$98,192,905	$89,950,471

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$11,360,669	$9,451,328	$21,504,025	$17,607,297
Other sales	4,781	69,000	4,781	69,000
Total product sales	11,365,450	9,520,328	21,508,806	17,676,297
Grant income	658,619	274,575	1,114,110	825,915
Total revenue	12,024,069	9,794,903	22,622,916	18,502,212
Cost of revenue	2,710,217	3,249,767	5,461,661	5,634,609
Gross margin	9,313,852	6,545,136	17,161,255	12,867,603
Other expenses:
Research and development	3,699,314	2,406,039	5,981,366	4,371,324
Legal, financial and other consulting	717,781	845,861	1,425,620	1,364,863
Selling, general and administrative	9,821,490	6,590,903	17,531,192	12,907,837
Total expenses	14,238,585	9,842,803	24,938,178	18,644,024
Loss from operations	(4,924,733)	(3,297,667)	(7,776,923)	(5,776,421)
Other income/(expense):
Interest income (expense), net	13,072	(273,818)	2,948	(579,355)
Gain (loss) on foreign currency transactions	234,131	704,529	(1,071,376)	36,041
Total other income (expense), net	247,203	430,711	(1,068,428)	(543,314)

Loss before benefit from income taxes	(4,677,530)	(2,866,956)	(8,845,351)	(6,319,735)

Benefit from income taxes	—	—	—	—

Net loss attributable to common shareholders	$(4,677,530)	$(2,866,956)	$(8,845,351)	$(6,319,735)

Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.20)	$(0.18)

Weighted average number of shares of common stock outstanding	43,317,578	36,483,355	43,280,266	35,232,308

Net loss	$(4,677,530)	$(2,866,956)	$(8,845,351)	$(6,319,735)
Other comprehensive income (loss):
Currency translation adjustment	(264,499)	(605,359)	893,237	4,469
Comprehensive loss	$(4,942,029)	$(3,472,315)	$(7,952,114)	$(6,315,266)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2021	43,272,372	$43,272	$278,586,339	$(576,342)	$(200,794,468)	$77,258,801
Stock-based compensation - employees, consultants and directors	—	—	1,558,420	—	—	1,558,420
Other comprehensive loss: foreign translation adjustment	—	—	—	(264,499)	—	(264,499)
Proceeds from exercise of stock options	19,408	20	129,832	—	—	129,852
Cashless exercise of stock options	3,550	4	(2,835)	—	—	(2,831)
Issuance of restricted stock units	42,575	42	382,708	—	—	382,750
Net loss	—	—	—	—	(4,677,530)	(4,677,530)
Balance at June 30, 2021	43,337,905	$43,338	$280,654,464	$(840,841)	$(205,471,998)	$74,384,963

Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579
Stock-based compensation - employees, consultants and directors	—	—	2,225,613	—	—	2,225,613
Other comprehensive income: foreign translation adjustment	—	—	—	893,237	—	893,237
Proceeds from exercise of stock options	34,665	35	206,370	—	—	206,405
Cashless exercise of stock options	5,324	5	(2,836)	—	—	(2,831)
Issuance of restricted stock units	75,917	76	692,235	—	—	692,311
Net loss	—	—	—	—	(8,845,351)	(8,845,351)
Balance at June 30, 2021	43,337,905	$43,338	$280,654,464	$(840,841)	$(205,471,998)	$74,384,963

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2020	36,130,355	$36,130	$212,383,812	$1,135,806	$(192,242,238)	$21,313,510
Stock-based compensation - employees, consultants and directors	—	—	1,046,203	—	—	1,046,203
Other comprehensive lossi: foreign translation adjustment	—	—	—	(605,359)	—	(605,359)
Proceeds from exercise of stock options	223,975	225	963,856	—	—	964,081
Cashless exercise of stock options	10,519	11	(11)	—	—	—
Issuance of common stock, net of fees incurred	447,021	446	4,470,565	—	—	4,471,011
Net loss	—	—	—	—	(2,866,956)	(2,866,956)
Balance at June 30, 2020	36,811,870	$36,812	$218,864,425	$530,447	$(195,109,194)	$24,322,490

Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042
Stock-based compensation - employees, consultants and directors	—	—	1,775,632	—	—	1,775,632
Other comprehensive income: foreign translation adjustment	—	—	—	4,469	—	4,469
Proceeds from exercise of stock options	262,252	263	1,102,248	—	—	1,102,511
Cashless exercise of stock options	10,519	11	(11)	—	—	—
Issuance of restricted stock units	54,734	55	328,884	—	—	328,939
Issuance of common stock, net of fees incurred	3,868,258	3,867	24,008,765	—	—	24,012,632
Net loss	—	—	—	—	(6,319,735)	(6,319,735)
Balance at June 30, 2020	36,811,870	$36,812	$218,864,425	$530,447	$(195,109,194)	$24,322,490

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,845,351)	$(6,319,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restricted stock unit compensation	1,515,804	667,267
Depreciation and amortization	280,073	339,862
Amortization of debt costs	—	71,735
Bad debt expense (recovery)	22,689	(94,660)
Stock-based compensation	2,225,613	1,775,632
Foreign currency transaction (gain) loss	1,071,376	(36,041)
Changes in operating assets and liabilities:
Grants and accounts receivable	(726,560)	659,987
Inventories	(1,102,610)	128,541
Prepaid expenses and other current assets	1,155,180	1,138,867
Other assets	(83,761)	—
Accounts payable and accrued expenses	107,065	397,381
Net cash used by operating activities	(4,380,482)	(1,271,164)

Cash flows from investing activities:
Purchases of property and equipment	(1,217,254)	(316,511)
Payments for patent costs	(373,764)	(689,409)
Net cash used by investing activities	(1,591,018)	(1,005,920)

Cash flows from financing activities:
Proceed from long-term debt	—	1,410,900
Repayment of long-term debt	—	(1,410,900)
Equity contributions - net of fees incurred	—	24,012,632
Proceeds from exercise of stock options	206,405	1,102,511
Net cash provided by financing activities	206,405	25,115,143
Effect of exchange rates on cash	(47,428)	43,411
Net change in cash and cash equivalents	(5,812,523)	22,881,470

Cash and cash equivalents - beginning of period	71,421,601	12,232,418
Cash and cash equivalents - end of period	$65,609,078	$35,113,888

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$585,828

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$893,237	$328,939

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2021

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021. The results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Prior to June 30, 2020, the Company's consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. See Note 3. As of June 30, 2021, the Company’s cash balance was approximately $65.6 million, which the Company expects will fund the Company’s operations well beyond the next twelve months. As a result, the Company continues to assert that the going concern risk has been substantially mitigated.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification.  The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. which is responsible for the management of our clinical trial activities in the United Kingdom. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011, and is currently being marketed and distributed 68 countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators, such as cytokines and free hemoglobin, which can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorbents’ technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health. In July 2021, the Company received full approval of its Investigative Device Exemption (“IDE”) to conduct he pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind randomized control trial (“RCT”) in the United States to support FDA marketing approval. If FDA marketing approval for this indication is obtained, the device would be marketed as DrugSorb-ATR in the United States.  The DrugSorb-ATR antithrombotic removal system is based on the same polymer technology as CytoSorb.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 18 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others. These patents and patent applications are directed to various compositions and methods of use related to our blood purification technologies and are expected to expire between 2022 and 2035, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of the European Subsidiary. Foreign currency transaction gain included in net loss amounted to approximately $234,000 and $705,000 for the three months ended June 30, 2021 and 2020, respectively.  Foreign currency transaction gain (loss) included in net loss amounted to approximately $(1,071,000) and $36,000 for the six months ended June 30, 2021 and 2020, respectively.  The Company translates assets and liabilities of CytoSorbents Europe GmbH at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains an accrual for estimated bad debts and amounted to approximately $68,000 and $47,000 at June 30, 2021 and December 31, 2020, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2021 and December 31, 2020, the Company’s inventory was comprised of finished goods, which amounted to $2,303,011 and $1,164,635, respectively; work in process which amounted to $1,033,606 and $1,222,062, respectively; and raw materials, which amounted to $352,347 and $287,102, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Grant Revenue: Revenue from grant income is based on contractual agreements. Certain agreements provide for reimbursement of costs, other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Amounts invoiced in excess of costs actually incurred on fixed price contracts are classified as deferred revenue. Costs subject to reimbursement by these grants have been reflected in cost of revenue.

Research and Development and Clinical Trial Expenses

All research and development and clinical trial costs, payments to laboratories and research consultants are expensed when incurred.

Advertising Expenses

Advertising expenses are charged to selling, general and administrative expenses when incurred. Advertising expenses amounted to approximately $148,000 and $55,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $302,000 and $86,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2021 or December 31, 2020. The Company files tax returns in the U.S. federal and state jurisdictions.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from these estimates. The valuation of options granted is a significant estimate in these consolidated financial statements.

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

As of June 30, 2021, no agency, distributor/strategic partner or direct customer accounted for more than 10% of outstanding grants and accounts receivable.  As of December 31, 2020, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivables.  For the three and six months ended June 30, 2021, no agency, distributor/strategic partner accounted for more than 10%of the Company's total revenue. For the three and six months ended June 30, 2020, no agency, distributor, or direct customer represented more than 10% of the Company’s total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $77,000 and $149,000, respectively, for the three months ended June 30, 2021 and 2020, and $140,000 and $282,000, respectively, for the six months ended June 30, 2021 and 2020.

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

Shelf Registration

On July 26, 2018, the Company filed a registration statement on Form S-3 with the SEC (as amended, the “2018 Shelf”). The 2018 Shelf, which was declared effective on August 7, 2018, enables the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. The 2018 Shelf was set to expire in August 2021 and our ability to sell securities under the 2018 Shelf terminated automatically upon the 2021 Shelf (as defined below) being declared effective on July 27, 2021.

On July 14, 2021, the Company filed a registration statement on Form S-3 with the SEC, which was amended on July 20, 2021 (as amended, the “2021 Shelf”).  The 2021 Shelf would enable the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. The 2021 Shelf was declared effective by the SEC on July 27, 2021.

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

Subject to the terms of the Amended Sales Agreement, the Agents are required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. The offering of the shares of the Company’s common stock under the Amended Sales Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares of the Company’s stock permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26.5 million. There were no sales during the three and six  months ended June 30, 2021. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27.2 million. In addition, during the year ended December 31, 2020, the Company paid approximately $49,000 in expenses related to the Amended Sale Agreement.

The Company may no longer offer and sell additional shares of the Company’s common stock under the Amended Sale Agreement following the declaration of effectiveness of the 2021 Shelf on July 27, 2021.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $1,558,000 and $2,226,000 for the three and six months ended June 30, 2021, and $1,046,000 and $1,776,000 for the three and six months ended June 30, 2020, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2020	5,165,204	$6.36	7.26
Granted	1,832,480	$8.98	9.80
Forfeited	(76,640)	$6.53	—
Expired	(9,571)	$6.94	—
Exercised	(51,536)	$5.85	—
Outstanding, June 30, 2021	6,859,937	$7.06	7.55

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $7.67 to $11.39 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (ranging from 59.9 to 60.7 percent), expected dividends (0 percent) on the stock and the risk free interest rate (ranging from 0.47 to 1.05 percent) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value as of June 30, 2021 of $7.55 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2021	Price	Life (Years)	Value
$2.65 - $14.50	6,859,937	$7.06	7.55	$6,760,970

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2021	Price	Value
3,822,567	$6.37	$5,321,467

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2020	1,998,117	$4.12
Granted	1,832,480	$5.16
Forfeited	(76,640)	$3.98
Vested	(716,587)	$4.31
Non-vested, June 30, 2021	3,037,370	$4.55

As of June 30, 2021, the Company had approximately $5,988,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 47 months.

On April 12, 2021, the Board of Directors granted options to purchase 1,323,400 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2021 operations. The grant date fair value of these unvested options amounted to approximately $7,111,566. Based upon an assessment by management, which was reviewed with the Board of Directors, as of June 30, 2021, the Company met approximately 12% of these milestones, and accordingly we have recorded $213,347 in stock option expense related to these options in each of the three and six month periods ended June 30, 2021, respectively.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2020	277,200	724,500	1,445,500	2,447,200	$19,504,184
Granted	—	—	295,500	295,500
Forfeited	—	—	(42,250)	(42,250)
June 30, 2021	277,200	724,500	1,698,750	2,700,450	$20,388,398

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.

Other Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019 the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2018. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2021 and 2020, the Company recorded a charge of approximately $0 and $11,000, and $12,000 and $21,000, related to these restricted stock unit awards, respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on July 22, 2019 the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2019. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and six months ended June 30, 2021 and 2020, the Company recorded a charge of approximately $103,000 and $205,000, and $93,000 and $196,000, related to these restricted stock unit awards, respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2019, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2019. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and six months ended June 30, 2021 and 2020, the Company recorded a charge of approximately $84,000 and $359,000, and $84,000 and $451,000, related to these restricted stock unit awards, respectively.

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2021, on April 12, 2021 the Board of Directors granted 235,765 restricted stock units to certain senior managers of the Company in order to settle bonuses accrued as of December 31, 2020. These awards were valued at approximately $2,220,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three and six months ended June 30, 2021, the Company recorded a charge of approximately $854,000 and $854,000, related to these restricted stock unit awards, respectively.

Additionally, in 2021 certain employees were offered 75,000 restricted stock units as a condition of their employment. These awards were valued at approximately $592,350 at the date of issuance. 30,000 of these restricted stock units vest upon the earlier of a Change in Control or one- third after the second anniversary of the award, one- third on the third anniversary of the award, and one- third on the fourth anniversary of the award. The other 45,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the three and six months ended June 30, 2021, the Company recorded a charge of approximately $33,000 and $87,000 respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2020	173,972	$6.52
Granted	310,765	$8.73
Vested	(140,490)	$7.77
Non-vested, June 30, 2021	344,247	$8.00

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$30,481	$331,550	$—	$362,031
Germany	6,120,150	—	—	6,120,150
All other countries	1,594,307	3,288,962	—	4,883,269
Total product revenue	7,744,938	3,620,512	—	11,365,450
Grant and other income:
United States	—	—	658,619	658,619

Total revenue	$7,744,938	$3,620,512	$658,619	$12,024,069

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$735,500	$—	$—	$735,500
Germany	4,539,621	—	—	4,539,621
All other countries	977,886	3,267,321	—	4,245,207
Total product revenue	6,253,007	3,267,321	—	9,520,328
Grant and other income:
United States	—	—	274,575	274,575

Total revenue	$6,253,007	$3,267,321	$274,575	$9,794,903

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$30,481	$635,200	$—	$665,681
Germany	12,016,342	—	—	12,016,342
All other countries	2,715,340	6,111,443	—	8,826,783
Total product revenue	14,762,163	6,746,643	—	21,508,806
Grant and other income:
United States	—	—	1,114,110	1,114,110

Total revenue	$14,762,163	$6,746,643	$1,114,110	$22,622,916

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$735,500	$—	$—	$735,500
Germany	9,453,209	—	—	9,453,209
All other countries	2,473,692	5,013,896	—	7,487,588
Total product revenue	12,662,401	5,013,896	—	17,676,297
Grant and other income:
United States	—	—	825,915	825,915

Total revenue	$12,662,401	$5,013,896	$825,915	$18,502,212

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners.  The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by the United States Food and Drug Administration (the “FDA”).  Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway.  Direct sales to these countries are fulfilled from the Company's office in Berlin, Germany.  There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements.  However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels.  The Company records the value of these items earned as a reduction of revenue.  These customers submit purchase orders and the order is fulfilled and shipped directly to the customer.  Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs 12 packs).

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2021	December 31, 2020
Receivables, which are included in grants and accounts receivable	$3,564,319	$2,996,679
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,682,293	$1,014,652

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred as of June 30, 2021 and December 31, 2020.

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

Under the terms of the Third Amendment, the Company may, at its sole discretion, draw down the New Term Loan at any time during the twelve months following the date of the Third Amendment. The New Term Loan, if drawn, shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%.  In addition, the Company would be required to make payments of interest-only commencing on the first day of the month after the New Term Loan was made until January 2023.  The interest-only period may be further extended through July 2023 if the Company maintains compliance with certain conditions as outlined in the Amendment.  Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the New Term Loan.  The maturity date of the New Term Loan is December 1, 2024.

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

6.    COMMITMENTS AND CONTINGENCIES

Customs Examination

In October 2020, the Company received a notice from the German Customs Authorities that they would be conducting an audit of the Company’s import transactions for the years 2018 through 2020 in order to determine if any import taxes would be due.  The audit commenced in early December 2020. The primary import activity of the Company is the importation of CytoSorb devices from the United States.  The German Customs Authorities are challenging the Harmonized Code that the Company utilizes to import the CytoSorb devices into Germany.  The code that has been utilized by the Company has zero import taxes associated with it. The German Customs Authorities have indicated that the Company’s device would be better classified under a different code which has a 1.7% tax attached to it.  As part of the audit process, the Company has provided the German Customs Authorities with extensive information about the CytoSorb device, including data regarding the uses of the device, as well as the instructions for use.  In addition, employees of the Company gave the auditors a technical presentation of the scientific properties of the device, focusing on it as an adsorber, as opposed to a filter. The German Customs Authority informed us that the Company must use the code that carries the 1.7% tax. The audit process is on-going and the authorities have indicated it is expected to be completed by approximately September 30, 2021. Based on a thorough review of these facts, during the three months ended March 31, 2021,the Company recorded approximately $132,000 of the expense related to 2018, approximately $229,000 related to 2019, approximately $371,000 related to 2020 and approximately $89,000 related to the three months ended March 31, 2021. Commencing in April 2021, the Company began utilizing the code required by the Germany Customs Authority. The Company recorded expense of approximately $116,000 related to this tax during the three months ended June 30, 2021.

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

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended June 30, 2021 and 2020, the Company recorded royalty expenses of approximately $339,000 and $281,000, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded royalty expenses of approximately $640,000 and $523,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2021 and 2020 per the terms of the license agreement, the Company recorded licensing expenses of approximately $564,000 and $467,000, respectively. For the six months ended June 30, 2021 and 2020 per the terms of the license agreement, the Company recorded licensing expenses of approximately $1,066,000 and $871,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

7.    LEASES

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced on April 1, 2021.  The Initial Early Term began on the commencement date (April 1, 2021) and lasts to June 1, 2021. The Early Term commences on June 1, 2021 and lasts until the date of issuance of the certificate of occupancy for the manufacturing space (expected to be September 30, 2021).  The lease also contains two five-year renewal options however the Company has determined that it is not likely that they will exercise these options. Commencing on the date of the receipt of the certificate of occupancy (September 30, 2021), the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term).  In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 times the Company’s share of the total building space (92.3%).  The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security.  The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2021, the Company recorded a Right of Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations during the remaining lease term that is expected to commence on September 30, 2021, the Company will recognize rent expense on this lease on straight line basis over the remaining term of the lease and record a liability for the difference between the rent expense recognized and the required payments under the lease.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord at our existing Monmouth Junction facility which became effective May 31, 2021.  This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent is approximately $35,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company will vacate a portion of the space as of May 31, 2022.  The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate.  The Company’s base rent for the remaining space will be approximately $20,000 per month.  Monthly operating expenses will be approximately $11,000 per month.  In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000.  At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises. Effective April 1, 2021, the Company adjusted its incremental borrowing rate to the incremental borrowing rate used in the College Road lease and recalculated the right of use asset and lease liability under the amended terms of this lease.  In addition, the Company also adjusted the incremental borrowing rate and related right of use asset and lease liability on the existing Germany office lease effective April 1, 2021.

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

In January 2021, CytoSorbents Europe GmbH entered into a lease for 1,068 square meters of additional warehouse space. The lease commenced on April 1, 2021 and requires monthly payments of base rent of $7,784 and other costs of approximately $239 and has a term of five years.  The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2020, the Company recorded a Right of Use asset and related lease liability at the estimated present value of the lease payments at the commencement date of approximately $594,000.

Right-Of-Use Asset and Lease Liability:

The Company's consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company’s incremental borrowing rate, which is 9.8%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of- use asset and related lease liability is as follows:

	June 30,	December 31,
	2021	2020
Right-of-use asset	$13,263,531	$1,029,123

Total lease liability	$13,263,531	$1,029,123
Less current portion	(251,524)	(447,485)
Lease liability, net of current portion	$13,012,007	$581,638

The maturities of the lease liabilities are as follows during the year ended June 30:

2022	$1,544,749
2023	1,684,519
2024	1,251,455
2025	1,642,126
2026	1,681,657
Thereafter	19,150,802
Total lease payments	26,955,308
Present value discount	(13,691,777)
Total	$13,263,531

For the three months ended June 30, 2021 and 2020, operating cash flows paid in connection with operating leases amounted to approximately $430,000 and $213,000, and $661,000 and $447,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, the weighted average remaining lease term was 14.2 years and 4.0 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2021 and 2020 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 9,905,000 and 7,828,000 incremental shares at June 30, 2021 and 2020, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.     SUBSEQUENT EVENT

On July 14, 2021, the Company filed a registration statement on Form S-3 with the SEC, which was amended on July 20, 2021 (as amended, the “2021 Shelf”).  The 2021 Shelf would enable the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. The 2021 Shelf was declared effective by the SEC on July 27, 2021.

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

We are a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery. We are investigating and commercializing our blood purification technology to reduce deadly uncontrolled inflammation in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure in life-threatening illnesses and cardiac surgery. Organ failure is the cause of nearly half of all deaths in the intensive care unit (“ICU”), with little to improve clinical outcome. CytoSorb, our flagship product, is approved in the European Union (“EU”) as a safe and effective extracorporeal cytokine filter and is designed to reduce the “cytokine storm” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received a further EU label expansion for CytoSorb to remove the anti-platelet agent, ticagrelor, during urgent and emergent cardiothoracic surgery on cardiopulmonary bypass. In May 2020, we received another EU label expansion for CytoSorb to remove rivaroxaban, a Factor Xa inhibitor, for the same indication.

In April 2020, the Company announced that the FDA had granted CytoSorbents’ technology Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. If FDA marketing approval for this indication is obtained, the device would be marketed as DrugSorb-ATR in the United States.  The DrugSorb-ATR antithrombotic removal system is based on the same polymer technology as CytoSorb. We believe the current addressable market in the United States for ticagrelor removal in cardiac surgery is approximately $250 million based on our current pricing model, assuming FDA marketing approval, that could expand to $500 million should ticagrelor gain market share as the only reversible mainstream anti-platelet agent. In the event that DrugSorb-ATR also obtains FDA marketing approval to remove novel oral anticoagulants (“NOACs”) such as rivaroxaban and apixaban, we believe the total addressable market in the United States for ticagrelor and NOAC removal during cardiac surgery could potentially increase to approximately $1.0 billion. In the event that DrugSorb-ATR obtains FDA marketing approval to be used prophylactically to remove ticagrelor and NOACs in all patients undergoing surgery, we believe it would potentially expand the total addressable market in the United States to approximately $2.0 billion.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than an estimated 143,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 6,500 human treatments to date in COVID-19 patients. CytoSorbents’ technology has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery, and if FDA marketing approval for this indication is obtained, would be marketed as DrugSorb-ATR antithrombotic removal system in the United States. In July 2021, the Company received full approval of its Investigational Device Exemption (“IDE”) to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind randomized control trial (“RCT”) in the United States to support FDA marketing approval.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The technology is protected by 18 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. In October 2020, we announced the E.U. approval of the ECOS-300CY™ adsorption cartridge for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation. We have numerous other product candidates under development based upon this unique blood purification technology, including CytoSorb XL, K+ontrol, HemoDefend-RBC, HemoDefend-BGA, ContrastSorb, DrugSorb, DrugSorb-ATR, and others.

In March 2011, CytoSorb was “CE Marked” in the E.U. as an extracorporeal cytokine adsorber indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

In addition to the sepsis indication, we intend to conduct or support additional clinical studies in sepsis, cardiac surgery, and other critical care diseases where CytoSorb and our other products in development could be used, such as ARDS, liver disease, trauma, severe burn injury, acute pancreatitis, and in other acute conditions that may benefit by the reduction of cytokines in the bloodstream. Some examples include the prevention of post-operative complications of cardiac surgery (cardiopulmonary bypass surgery) and damage to organs donated for transplant prior to organ harvest. We intend to generate additional clinical data to expand the scope of clinical experience for marketing purposes, to increase the number of treated patients, and to support potential future publications and regulatory submissions.

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
•	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that is being evaluated in the U.S. STAR-T pivotal randomized, controlled trial to reduce the antithrombotic drug, ticagrelor, and reduce bleeding complications in patients undergoing cardiothoracic surgery while on the drug.
•	ECOS-300CY — an adsorption cartridge approved in the E.U. for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of improving solid organ support or rehabilitation.
•	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
•	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
•	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
•	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
•	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
•	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
•	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
•	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

The REFRESH 2-AKI study in the United States has resumed enrollment at multiple trial centers with the remaining sites planned to start by end of 2021. Notwithstanding potential COVID-19 related delays we project that the milestone of the interim analysis will be reached in 2022.

In March 2021, we announced the filing of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval.  This was done under the previously announced FDA Breakthrough Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit during urgent and emergent cardiac surgery. The FDA granted full IDE approval of this IDE in July 2021and operational activities to begin enrollment are under way. We expect to begin enrollment in the third quarter of 2021, have all study sites activated by the end of the year, and complete the study in 2022.

In April 2020, we received Emergency Use Authorization for the treatment of critically ill COVID-19 patients with evidence of hyperinflammation and confirmed or imminent respiratory failure.  The CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple US participating centers. Primary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA Emergency Use Authorization criteria, have been accepted for presentation at the International Symposium of Intensive Care Medicine conference at the end of August 2021 in Brussels, Belgium, and have also been submitted for journal publication.

In December 2020, the Company initiated CYTATION (CytoSorb Ticagrelor Hemoadsorption), a Company-sponsored multicenter study in Germany to prospectively evaluate the removal of ticagrelor during cardiopulmonary bypass in patients on ticagrelor undergoing emergent cardiothoracic surgery. The first patients have been enrolled, but due to the continuing impact of the COVID-19 pandemic, the execution of the CYTATION study has been delayed.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock recently received ethics approval and is on track to begin enrollment in 2021, pending any COVID-19 related delays. We also plan to initiate the German multicenter Hep-On-Fire single-arm trial evaluating CytoSorb in patients suffering from acute liver failure due to alcoholic hepatitis later this year, pending any COVID-19 related delays.

CytoSorb received European Union CE Mark label expansion for the removal of ticagrelor and rivaroxaban during cardiopulmonary bypass in patients undergoing cardiothoracic surgery in January 2020 and May 2020, respectively.  Although the severity and duration of the COVID-19 pandemic is uncertain, we are in the process of launching the STAR (Safe and Timely Antithrombotic Removal) Registry in Europe during 2021 to capture real world clinical and economic outcomes in this latest approved indication. We will be ready to receive data entry from Germany and the U.K. this quarter, with plans to gradually expand to additional E.U. countries.  Initial data release is planned for 2022.

The German government-sponsored and investigator-initiated REMOVE endocarditis study completed its enrollment with a total of 289 patients in early-2020, but the COVID-19 pandemic has caused delays in data monitoring and data analysis. Topline results data are expected to be reported in second half of 2021.

COVID-19 Business Update

COVID-19 patients develop life-threatening complications such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury, thromboses and emboli, and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. CytoSorb has been used in more than 143,000 treatments as an approved treatment of cytokine storm in the European Union and is distributed in 68 countries around the world, where it has helped physicians control severe inflammation while helping to reverse shock and improve lung and other organ function.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020.  CytoSorb has now been used in approximately 6,500 COVID-19 patients to help treat cytokine storm and the related life-threatening complications in more than 30 countries. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation.  CytoSorb has received approval from the Drugs Controller

General of India to treat COVID-19 patients in certain instances.  CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

The use of CytoSorb has not been approved in the U.S. by the FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted Emergency Use Authorization (EUA) of CytoSorb for use in U.S. COVID-19 patients. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure and who have early acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 Infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

The CTC (CytoSorb Therapy in COVID-19) Registry has been launched and is systematically capturing usage patterns and outcomes associated with the use of CytoSorb under the EUA at U.S. institutions.

Government Research Grants:

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), and others. For a complete discussion of the various research grants we have obtained, please refer to the section entitled Government Research Grants included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021. The following additional research grant has been awarded subsequent to the filing of our Annual Report on Form 10-K:

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

Research and Development Update

Our research and development efforts are gaining momentum despite the disruption brought on by the COVID-19 pandemic.  Since the start of the year, internal and government grant funding have supported the expansion of our R&D staff by approximately 30%, and we expect to increase headcount further by the end of the year to support work associated with awarded grants and contracts. The revenue remaining to be earned on open grant contracts is $12.1 million.  To facilitate this growth, we have relocated half the team to the new facility in Princeton, New Jersey where we were able to occupy existing labs with minimal disruption to program timelines. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and have been the beneficiary of ~$9.6 million, $4.7 million and $7.0 million in total funding, respectively, awarded to date.

We are pleased to report acceleration of our HemoDefend-RBC™ filter development, which is designed to remove non-infectious contaminants in transfused packed red blood cells that can cause transfusion reactions.  We are currently producing devices for the required preclinical testing that is expected to start this quarter, to support an investigational device exemption (IDE) application to run a small (<30 patient) human study to support FDA marketing approval.

Comparison for the three months ended June 30, 2021 and 2020:

Revenues:

Revenue from product sales was approximately $11,365,000 in the three months ended June 30, 2021, as compared to approximately $9,520,000 in the three months ended June 30, 2020, an increase of approximately $1,845,000, or 19%. This increase was driven by an increase in direct sales of approximately $1,492,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $353,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $362,000 for the three months ended June 30, 2021.  Though difficult to quantitate, we estimate that approximately $1.7 million of total product sales in the second quarter of 2021 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, 2021 product sales were positively impacted by approximately $819,000.  For the three months ended June 30, 2021, the average exchange rate of the Euro to the U.S. dollar was $1.21 as compared to an average exchange rate of $1.10 for the three months ended June 30, 2020.

Grant income was approximately $659,000 for the three months ended June 30, 2021 as compared to approximately $275,000 for the three months ended June 30, 2020, an increase of approximately $384,000, or 140%.  This increase was a result of the easing of the COVID-19 pandemic during the three months ended June 30, 2021 and a corresponding increase in grant related work.  During the three months ended June 30, 2020, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb.

Total revenues were approximately $12,024,000 for the three months ended June 30, 2021, as compared to total revenues of approximately $9,795,000 for the three months ended June 30, 2020, an increase of approximately $2,229,000, or 23%.

Cost of Revenues:

For the three months ended June 30, 2021 and 2020, cost of revenue was approximately $2,710,000 and $3,250,000, respectively, a decrease of approximately $540,000. Product cost of revenue was approximately $2,094,000 and $2,901,000, respectively, for the three months ended June 30, 2021 and 2020, a decrease of approximately $807,000.  This decrease was due to certain costs associated with the rapid ramp-up of production during the three months ended June 30, 2020 that did not recur during the three months ended June 30, 2021.  Product gross margins were approximately 82% for the three months ended June 30, 2021 as compared to approximately 70% for the three months ended June 30, 2020.  The increase in the gross margin percentage in 2021 was due manufacturing efficiencies achieved during the three months ended June 30, 2021 and the impact of the ramp-up costs incurred during the three months ended June 30, 2020 that did not recur in 2021.

Research and Development Expenses:

For the three months ended June 30, 2021, research and development expenses were approximately $3,699,000, as compared to research and development expenses of approximately $2,406,000 for the three months ended June 30, 2020, an increase of approximately $1,293,000.  This increase was due to an increase in our clinical trial activities of approximately $452,000 due to pre-enrollment activities related to our STAR-T trial in the United States, an increase in salaries related to our clinical trial activities of approximately $506,000 due to the hiring of clinical expertise, an increase in rent expense of approximately $181,000 related to rent expense on our new facility and an increase in non-grant related research and development labor and other costs of approximately $154,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $718,000 for the three months ended June 30, 2021, as compared to approximately $846,000 for the three months ended June 30, 2020.  The decrease of approximately $128,000 was due to a decrease in legal fees of approximately $98,000, a decrease in employment agency fees of approximately $46,000, and a decrease in accounting and auditing fees of approximately $23,000.  The decreases were offset by an increase in consulting fees of approximately $39,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $9,821,000 for the three months ended June 30, 2021, as compared to approximately $6,591,000 for the three months ending June 30, 2020, an increase of $3,231,000.  Approximately $1,396,000, or 43%, of this increase was associated with non-cash related expenses including restricted stock expense of approximately $884,000 related to restricted stock units granted to the Company’s executive officers and an increase in stock compensation expense of approximately $512,000. The remaining increases in selling, general and administrative expense are related to an increase in salaries, commissions and related costs of approximately $1,127,000, an increase in royalty expenses of approximately $156,000 due to the increase in product sales, an increase in commercial insurance of approximately $194,000 and an increase in sales and marketing costs, which include advertising and conference attendance of approximately $229,000 and an increase in other general and administrative expenses of approximately $129,000.

Interest Expense, net:

For the three months ended June 30, 2021, net interest income was approximately $13,000, as compared to net interest expense of approximately $274,000 for the three months ended June 30, 2020. This decrease in net interest expense was the result of the payoff of our outstanding term loans with Bridge Bank in December of 2020.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2021, the gain on foreign currency transactions was approximately $234,000 as compared to a gain of approximately $705,000 for the three months ended June 30, 2020. The 2021 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2021 as compared to March 31, 2021.  The spot exchange rate of the Euro to the U.S. dollar was $1.18 per Euro at June 30, 2021, as compared to $1.17 per Euro at March 31, 2021.  The 2020 gain was directly related to the increase in the spot exchange rate of the Euro at June 30, 2020 as compared to March 31, 2020.  The spot exchange rate of the Euro to the U.S. dollar was $1.12 per Euro at June 30, 2020, as compared to $1.10 per Euro at March 31, 2020.

Comparison for the six months ended June 30, 2021 and 2020:

Revenues:

Revenue from product sales was approximately $21,509,000 in the six months ended June 30, 2021, as compared to approximately $17,676,000 in the six months ended June 30, 2020, an increase of approximately $3,833,000, or 22%. This increase was driven by an increase in direct sales of approximately $2,100,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $1,733,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $666,000 for the six months ended June 30, 2021.  Though difficult to quantitate, we estimate that approximately $3.5 million of total product sales in the six months ended June 30, 2021 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, 2021 product sales were positively impacted by approximately $1,608,000.  For the six months ended June 30, 2021, the average exchange rate of the Euro to the U.S. dollar was $1.21 as compared to an average exchange rate of $1.10 for the six months ended June 30, 2020.

Grant income was approximately $1,114,000 for the six months ended June 30, 2021 as compared to approximately $826,000 for the six months ended June 30, 2020, an increase of approximately $288,000 or 35%.  This increase was a result of the easing of the COVID-19 pandemic during the three months ended June 30, 2021 and a corresponding increase in grant related work.  During the six months ended June 30, 2020, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb.

Total revenues were approximately $22,623,000 for the six months ended June 30, 2021, as compared to total revenues of approximately $18,502,000 for the six months ended June 30, 2020, an increase of approximately $4,121,000, or 22%.

Cost of Revenues:

For the six months ended June 30, 2021 and 2020, cost of revenue was approximately $5,462,000 and $5,635,000, respectively, a decrease of approximately $173,000. Product cost of revenue was approximately $4,426,000 and $4,878,000, respectively, for the six months ended June 30, 2021 and 2020, a decrease of approximately $452,000. This decrease was related to certain costs associated with the rapid ramp-up of production of approximately $884,000 during the period ended June 30, 2020 that did not recur during the period ended June 30, 2021. These decreases were offset by the negative impact of non-recurring costs related to prior years tariffs as a result of an audit by the German Customs Authorities of approximately $732,000 (see Note 6 to the financial statements) and the offsetting non-recurring positive impact of the Employee Retention Tax Credit of approximately $388,000, both of which were recorded in the first quarter of 2021. Product gross margins were approximately 79% for the six months ended June 30, 2021 and approximately 72% for the six months ended June 30, 2020.  Excluding the impact of the non-recurring costs outlined above, product gross margins were approximately 81% for the six months ended June 30, 2021.

Research and Development Expenses:

For the six months ended June 30, 2021, research and development expenses were approximately $5,981,000 as compared to research and development expenses of approximately $4,371,000 for the six months ended June 30, 2020, an increase of approximately $1,610,000.  This increase was due to an increase in costs associated with our clinical trial activities of approximately $839,000, an increase in salaries related to our clinical trial activities of approximately $457,000 due to the hiring of clinical expertise, an increase in rent expense of approximately $181,000 related to rent expense on our new facility and an increase in non-grant related research and development labor and other costs of approximately $133,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $1,426,000 for the six months ended June 30, 2021, as compared to approximately $1,365,000 for the six months ending June 30, 2020.  The increase of approximately $61,000 was due to an increase in hiring fees of approximately $105,000 due to the hiring of certain senior level personnel and an increase in consulting fees of approximately $150,000 primarily related to certain financial advisory and information systems consulting fees.  These increases were offset by decreases in legal fees of approximately $157,000 and accounting fees of approximately $37,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $17,531,000 for the six months ended June 30, 2021, as compared to $12,908,000 for the six months ended June 30, 2020, an increase of $4,623,000.   This increase is related to an increase in salaries, commissions and related costs of approximately $2,699,000, an increase in royalty expenses of approximately $312,000 due to the increase in product sales, and an increase in non-cash restricted stock expense of approximately $849,000 related to restricted stock units granted to the Company’s executive officers, an increase in non-cash stock compensation expense of approximately $450,000, an increase in commercial insurance of approximately $260,000 and an increase in sales and marketing costs, which include advertising and conference attendance and other general and administrative expenses of approximately $243,000.  These increases were offset by a decrease in travel and entertainment costs of approximately $190,000 due primarily to travel restrictions related to the COVID-19 pandemic.

Interest Expense, net:

For the six months ended June 30, 2021, interest income was approximately $3,000, as compared to interest expense of approximately $579,000 for the six months ended June 30, 2020. This decrease in net interest expense of approximately $582,000 was the result of the payoff of our outstanding term loans with Bridge Bank in December of 2020.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2021, the loss on foreign currency transactions was approximately $1,071,000 as compared to a gain of approximately $36,000 for the six months ended June 30, 2020. The 2021 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2021 as compared to December 31, 2020.  The spot exchange rate of the Euro to the U.S. dollar was $1.18 per Euro at June 30, 2021, as compared to $1.22 per Euro at December 31, 2020.  The 2020 gain was directly related to the increase in the spot exchange rate of the Euro at June 30, 2020 as compared to December 31, 2019.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2021, we had an accumulated deficit of approximately $205,472,000, which included losses of approximately $8,845,000 and $6,320,000 for the six month periods ended June 30, 2021 and 2020, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. At June 30, 2021, we had current assets of approximately $77,085,000 including cash on hand of approximately $65,609,000 and current liabilities of approximately $10,796,000. During the period from January 1, 2020 through July 15, 2020, we raised approximately $26,427,000 by utilizing our ATM facility with co-agents Jefferies LLC and B. Riley FBR.  In addition, we received net proceeds of approximately $53,800,000 from our underwritten public offering that closed on July 24, 2020.  Also, we received approximately $1,127,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey during the three months ended June 30, 2021.

We believe that we have sufficient cash to fund our operations well into the future.

COVID-19 Impact on Financial Results

Product revenues in 2021 were positively impacted by underlying strength in our critical care and cardiac surgery business, and the use of CytoSorb to treat critically-ill COVID-19 patients in the ICU.  Though difficult to quantitate, we estimate that approximately $1.7 million and $3.5 million of our revenues were directly or indirectly related to COVID-19 during the three and six month periods ended June 30, 2021, respectively.  Given the order patterns we are currently experiencing, we expect the COVID-19 pandemic will have a much lower impact on product revenues in the second half of 2021. COVID-19 revenues are expected to decline in future periods, as increasing vaccinations globally result in fewer new cases, hospitalizations, and deaths from COVID-19. These expectations may change depending on whether there is a resurgence of COVID-19, or a containment of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $362,000 and $666,000 for the three and six months ended June 30, 2021, respectively.  We are continuing to receive inquiries and orders for CytoSorb.  However, at this time, we cannot predict the overall impact U.S. sales will have on our overall product sales during the remainder of 2021.

The COVID-19 pandemic has generally been a positive driver for CytoSorb sales and it has highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation.  This has been a catalyst for CytoSorb orders from existing customers, but also from new hospitals in countries where CytoSorb was not previously sold. We believe this increased usage during the COVID-19 pandemic, as well as increased awareness of CytoSorb resulting from the increased sales, could help drive further CytoSorb sales in the future.  However, since the beginning of the COVID-19 pandemic, we have experienced disruptions to our normal sales processes, which decreased access of our sales force to hospitals, decreased effectiveness of virtual medical conferences, limited our ability to market new indications, such as ticagrelor and rivaroxaban removal, reduced the number of surgeries and other non-COVID-19 hospitalized patients, and slowed our ability to generate clinical data to support our sales and marketing efforts. With the pandemic in flux, it is difficult to predict what the near-term impact of COVID-19 will have on overall ongoing product sales.

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

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients and this resulted in the temporary pause in enrollment of our CYTATION study in Germany and other clinical trials in Europe. Because of ongoing COVID-19-related delays in the U.K., we elected to stop our TISORB single arm trial, in favor of dedicating those resources to the U.S. STAR-T randomized controlled trial. The clinical study results of the REMOVE study sponsored by the German government have also been delayed as a result of COVID-19. Our U.S. based REFRESH 2-AKI trial was paused as a result of COVID-19, but has since resumed enrollment. These clinical trial activities and related expenses are expected to increase substantially as the impact of the COVID-19 pandemic continues to ease.

In addition, certain of our second quarter 2021 selling, general, and administrative expenses, such as travel and conference expenses, were lower than pre-COVID-19 levels due to the continuing restrictions on travel and the cancelling of medical and investor conferences during the pandemic.  This is also a temporary situation which is not expected to continue once the pandemic is contained.

There has been no adverse impact on our ability to access capital as a result of the COVID-19 pandemic. We do not expect that this will change materially in the near future.

Contractual Obligations

In March 2021, the Company entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The commencement date of the lease was April 1, 2021.  The Initial Early Term began on the commencement date (April 1, 2021) and lasts to June 1, 2021. The Early Term commenced on June 1, 2021 and lasts until the date of issuance of the certificate of occupancy for the manufacturing space (expected to be September 30, 2021).  The lease also contains two five-year renewal options. Commencing on the date of the receipt of the certificate of occupancy (September 30, 2021), the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement.  In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021, multiplied by the Company’s share of the total building space (92.3%).  The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord at our existing Monmouth Junction facility which became effective May 31, 2021.  This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent is approximately $35,000 per month.  In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company will vacate a portion of the space as of May 31, 2022.  The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate.  The Company’s base rent for the remaining space will be approximately $20,000 per month.  Monthly operating expenses will be approximately $11,000 per month.  In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000.  At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises.

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

In January 2021, CytoSorbents Europe GmbH entered into a lease for 1,068 square meters of additional warehouse space.  The lease commenced on April 1, 2021, requires monthly payments of base rent of $7,784 and other costs of approximately $239 and has a term of five years.  The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. As of June 30, 2021, the Company’s cash balance was approximately $65.6 million, which the Company expects will fund the Company’s operations well beyond the next twelve months.  As a result, the Company continues to assert that the going concern risk has been substantially mitigated.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, the manufacturing of our lead product, CytoSorb, the commercialization of CytoSorb, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to CytoSorb and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. In particular, due to delays resulting from impacts of the COVID-19 pandemic, results from the 250 patient, multi-center randomized, controlled study (“REMOVE”) using CytoSorb during valve replacement open heart surgery in patients with infective endocarditis is now anticipated to be released during the second half of 2021 (rather than by mid-2020 that we initially anticipated). There may be further delays in patient enrollment in the REFRESH 2, CYTATION and STAR clinical trials. For example, we have stopped the TISORB single arm study due to continued delays and poor enrollment caused by the COVID-19 pandemic in the U.K., in favor of redirecting those resources to the U.S. STAR-T randomized, controlled trial. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed certain research and development activities that were temporarily suspended as a result of the COVID-19 pandemic. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The Company estimated that approximately $9.4 million of its 2020 product sales and approximately $1.7 million and $3.5 million of its product sales in the three and six months ended June 30, 2021, respectively, were related to the treatment of COVID-19 patients. As the pandemic continues to ease, it is uncertain whether the Company will be able to replace some or all of this revenue in the future.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 3, 2021	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2021	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)