Form 10-K
period 2021-12-31
Cytosorbents Corp
filed 2022-03-10
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2021 was approximately $263,355,000 based upon the closing price reported for such date on the Nasdaq Capital Market. As of March 9, 2022, there were outstanding 43,505,948 shares of the registrant’s common stock.

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

TRADEMARKS

This Report includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “DrugSorb-ATR,” “HemoDefend-RBC,” “HemoDefend-BGA, “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

ii

PART I

Item 1. Business.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology.  We have a number of products commercialized and in development based on this technology platform.  Our flagship product, CytoSorb®, is already commercialized, and is being investigated to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist.  In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval.

We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, and other applications in cancer, such as cancer cachexia. More than 162,000 cumulative CytoSorb devices have been utilized globally as of December 31, 2021 in critical illnesses and in cardiac surgery.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption.  The technology is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally.  We have numerous product candidates under development based upon this unique blood purification technology, including CytoSorb XL, HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others.

In March 2011, CytoSorb was “CE Marked” in the EU as an extracorporeal cytokine adsorber indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcome, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

Cytokines are small proteins that normally stimulate and regulate the immune response. However, in certain diseases, particularly life-threatening conditions commonly seen in the ICU, such as sepsis and infection, trauma, acute respiratory distress syndrome (“ARDS”), severe burn injury, liver failure, and acute pancreatitis, cytokines are often produced in vast excess – a condition known as cytokine storm. Left unchecked, this cytokine storm can lead to severe maladaptive SIRS that can then cause cell death, multiple organ dysfunction syndrome, and multiple organ failure. Failure of vital organs such as the heart, lungs, and kidneys, accounts for nearly half of all deaths in the ICU, despite the wide availability of supportive care therapies, or “life support”, such as dialysis, mechanical ventilation, extracorporeal membrane oxygenation, and vasopressors. By replacing the function of failed organs, these supportive care therapies can initially help to keep patients alive, but do not help patients recover faster, and in many cases can increase the risk of dangerous complications. Unlike these supportive care therapies, the goal of the CytoSorb cytokine adsorber is to proactively prevent or treat organ failure by reducing cytokine storm and reducing the maladaptive SIRS response. In doing so, CytoSorb targets the reduction in the severity of patient illness and the need for intensive care, while potentially improving clinical outcome and saving healthcare costs.

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

In late June 2012, following the establishment of our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned operating subsidiary of CytoSorbents Corporation, we began the commercial launch of CytoSorb in Germany. The fourth quarter of 2012 represented the first quarter of direct sales with the full sales team in place. During this period, we expanded our direct sales efforts to include both Austria and Switzerland.

Fiscal year 2013 represented the first full year of CytoSorb commercialization. We focused our direct sales efforts in Germany, Austria and Switzerland.

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

On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. In 2021, the Company expanded direct sales to include all indications in Sweden, Denmark and Norway. As part of this effort, the Company established CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of the Company’s proprietary polymer adsorption technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health.  In July 2021, the Company received full approval of its Investigational Device Exemption (“IDE”) by the FDA to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind, randomized control trial (“RCT”) for up to 120 patients in the United States to support FDA marketing approval of DrugSorb-ATR, which is based on the same proprietary polymer technology as CytoSorb.

In May 2020, we received CE-Mark label expansion approving the use of CytoSorb for the removal of rivaroxaban, a widely-used Factor Xa inhibitor and novel oral anticoagulant, during cardiothoracic surgery requiring cardiopulmonary bypass.  With this announcement, and the E.U. approval in January 2020 to remove ticagrelor, for the same indication, CytoSorb is providing cardiac surgeons and perfusionists an easy-to-use and rapid new treatment option to help reduce the risk of serious and potentially fatal perioperative bleeding complications caused by these two drugs, in separate categories of blood thinners.

In October 2020, we announced the E.U. approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo organ perfusion under CE Mark designation, with the goal of helping to preserve or improve the health and quality of solid organs to be transplanted.  CytoSorbents also announced a partnership with Aferetica srl to provide the ECOS-300CY cartridge under the exclusive trade name, PerSorb™, that is compatible with Aferetica’s PerLife™ ex vivo organ perfusion system, recently approved in the E.U. as well. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.

In June 2021, we began construction on the Company’s new global headquarters and state-of-the-art manufacturing facility following the lease of a 48,500 square foot mixed-use facility in Princeton, New Jersey.  The new production facility was designed to support annual sales of up to $400 million while improving product gross margins and allowing space for future product line expansions.  We expect to complete the certification audit in the first half of 2022, and commercial production of CytoSorb is expected to commence in the second half of 2022.

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

In addition, there are many investigator-initiated and additional Company sponsored trials that are currently planned, enrolling, or completed in Europe and in other countries abroad, using our blood purification technology that may provide valuable information regarding the use of the device in the treatment of different conditions such as sepsis, cardio-pulmonary bypass surgery, liver failure, COVID-19, organ transplant and many others.  If successful, these studies may help to drive additional usage and adoption of our blood purification technologies.

As of March 1, 2022, our European commercialization team included 107 people.

We have complemented our direct sales efforts with sales to distributors and/or strategic corporate partners. For more information regarding our distributors and strategic partners, refer to the Sales and Marketing section in Iitem 1 of this Report.

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in more than 70 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

In February 2020, we announced an agreement with China Medical System Holdings Limited (“CMS”), a well-established, innovation-driven specialty pharma with a focus on sales and marketing in China and Asia, to bring CytoSorb to mainland China to treat critically-ill patients with COVID-19 (fka Wuhan or 2019-nCoV) coronavirus infection. Under the terms of the agreement, CytoSorbents and CMS agreed to partner together to earn regulatory clearance to import CytoSorb into China under the “fast-track” review process established by the National Medical Products Administration of the People’s Republic of China (NMPA) to respond to the 2019 novel coronavirus (COVID-19) pandemic.  CytoSorbents donated the initial CytoSorb devices and provided product, training, and support to CMS to introduce CytoSorb initially into four hospitals in the Wuhan, China area. The therapy was used in severe COVID-19 coronavirus patients with a systemic inflammatory response being treated with either continuous renal replacement therapy (CRRT) or extracorporeal membrane oxygenation (ECMO). The use of CytoSorb for the treatment of patients with severe COVID-19 coronavirus infection is considered exploratory in nature in China and is currently not yet approved for commercial purposes in mainland China.

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and/or distribute CytoSorb. These partners include Biocon Biologics Limited, Fresenius Medical Care AG, B. Braun Avitum AG, Aferetica s.r.l., and Terumo Cardiovascular Group. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in Item 1 of this Report.

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

In addition to sepsis and other critical care applications, cardiac surgery is an important application for CytoSorb in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and EU combined including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, aortic reconstruction, and left ventricular assist device (“LVAD”) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, activation of complement, and cause hemolysis, leading to the release of toxic plasma free hemoglobin. These can lead to post-operative complications such as respiratory failure, circulatory failure, and acute kidney injury. CytoSorb has a unique competitive advantage as the only cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb enables it to replace the former market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach. A more recent application is the use of CytoSorb during cardiothoracic surgery to prevent or reduce perioperative bleeding by removing the blood thinners ticagrelor and rivaroxaban.

The Company is currently conducting the following clinical trials:

Country	Trial Name	Indication
United States	STAR-T	Ticagrelor Removal During Cardiac Surgery
United States	STAR-D	Direct Anticoagulants Removal During Cardiac Surgery
United States	CTC Registry	Real world outcomes in COVID-19 patients under the EUA
Germany	Hep-On Fire	Evaluation of Patients Suffering From Acute Liver Failure
Europe	STAR Registry	Real world outcomes in antithrombotic removal
Europe	COSMOS Registry	Real world outcomes across multiple critical care applications

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

We have been successful in obtaining technology development contracts from multiple U.S. governmental agencies, such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, the U.S. Air Force, Special Operations Command, and Joint Program Executive Office (JPEO). See the section entitled “Government Research Grants” of this Item 1 of this Report for information regarding the specific grants.

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

We have been engaged in research and development since our inception and have raised approximately $215 million from investors. These proceeds have been used to fund the development of multiple product applications and to conduct clinical studies, to establish in-house manufacturing capacity to meet commercial and clinical testing needs, expand our intellectual property through additional patents, and to develop extensive proprietary know-how with regard to our products.

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

Subject to the terms of the Amended Sales Agreement, the Agents were required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company was required to pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000. During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26.5 million. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2021. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27.2 million.

The Company may no longer offer and sell additional shares of the Company’s common stock under the Amended Sale Agreement following the declaration of effectiveness of the 2021 Shelf on July 27, 2021.

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company could sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement would have been issued and sold pursuant to the Company’s 2021 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Sale Agreement during the year ended December 31, 2021.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $30.6 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement, $1.1M 2nd Phase II), the U.S. Air Force $3.0M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDMRP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II, $1.5 M 2nd Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II STTR; $2.9M Defense Health Agency, US Army and CDMRP Phase III STTR; $4.4M US Army and CDMRP Rapid Innovation Fund; and a $1.1M US Army contract), New Jersey Technology Business Tax Certificate Program for research related expenses ($6.5M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

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

Our polymer adsorbent technology can remove drugs, bioactive lipids, inflammatory mediators such as cytokines, free hemoglobin, toxins, and immunoglobulin from blood and physiologic fluids depending on the polymer construct. The technology has been used in a wide variety of acute healthcare applications including, but not limited to, the adjunctive treatment and/or prevention of sepsis; the treatment of other critical care illnesses such as severe burn injury, trauma, acute respiratory distress syndrome, liver failure, and pancreatitis; the prevention of post-operative complications of cardiopulmonary bypass surgery; the treatment of cytokine release syndrome in cancer immunotherapy, the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the removal of non-infectious contaminants in transfused blood products; the treatment of drug overdose, and the removal of antithrombotic drugs during cardiothoracic surgery that could otherwise cause severe perioperative bleeding. These applications vary by cause and complexity as well as by severity but share a common characteristic, i.e., high concentrations of inflammatory mediators,toxins, or drugs in the circulating blood.

Our flagship product, CytoSorb, animal-targeted VetResQ, DrugSorb-ATR, ECOS-300CY, and other product candidates under development, including CytoSorb XL, BetaSorb, ContrastSorb, DrugSorb, HemoDefend-RBC, HemoDefend-BGA, K+ontrol, and others consist of a cartridge containing adsorbent, porous polymer beads, although the polymers used in these devices are physically different. The cartridges incorporate industry standard connectors at either end of the device, which connect directly to the extracorporeal circuit (bloodlines) in series with a dialyzer as a standalone device. The extra-corporeal circuit consists of plastic blood tubing, our blood filtration cartridges containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extracorporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. All of these devices are expected to be compatible with standard blood pumps or hemodialysis machines used commonly in hospitals and will therefore not require hospitals to purchase additional expensive equipment and will require minimal training.

The polymer beads designed for the HemoDefend platform are intended to be used in multiple configurations, including a point-of-transfusion in-line filter between the blood bag and the patient, as well as a patent-pending “Beads in a Bag” configuration, where the beads are placed directly into a blood storage bag.

Markets

CytoSorb, through its ability to bind mediators that regulate inflammation, is a critical care-focused immunotherapy. Critical care medicine includes the treatment of patients with serious or life-threatening conditions who require comprehensive care in the ICU, with highly skilled physicians and nurses and advanced technologies to support critical organ function to keep patients alive. Examples of such conditions include severe sepsis and septic shock, severe burn injury, trauma, acute respiratory distress syndrome, acute liver disease, and severe acute pancreatitis. In the U.S., an estimated $110 billion or 0.7% of the U.S. gross domestic product is spent annually on critical care medicine. In larger hospitals, critical care treatment accounts for up to 20% of a hospital’s overall budget and often results in financial losses for the hospital.

In many critical care illnesses, the mortality is often higher than 30%. A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly. These patients are kept alive with supportive care therapy, or “life support”, such as mechanical ventilation, dialysis and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, most supportive care therapies only help to keep patients alive by supporting organ function but do not help reverse the underlying causes of organ failure and do not help patients recover more quickly. Because of this, the treatment course is often poorly defined and highly variable, leading to lengthy ICU stays, a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs. There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure. Our main product, CytoSorb, is a unique cytokine adsorber designed to try to address this void, by reducing “cytokine storm” and working to reduce the subsequent deadly inflammation that can lead to organ failure and death.  In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of bilirubin in liver disease, and the removal of myoglobin in trauma.  In 2020, the Company received CE-Mark label expansions for CytoSorb to remove the anti-platelet agent ticagrelor and the direct oral anticoagulant rivaroxaban in patients undergoing cardiac surgery on cardiopulmonary bypass.

In addition to critical care, CytoSorb is used in many applications related to cardiac surgery.  Intra-operatively, CytoSorb is either used to help stabilize patients with serious conditions such as infective endocarditis, or to prevent post-operative complications such as acute kidney injury, vasoplegia, respiratory failure, infection, and others. CytoSorb is also used intra-operatively to remove blood thinners to prevent or reduce bleeding and associated complications during cardiothoracic surgery.  Post-operatively, CytoSorb is used in the intensive care unit to treat the post-operative systemic inflammatory response syndrome (post-op SIRS), sepsis, and other complications.

Together the total addressable market for these numerous critical care and cardiac surgery applications with CytoSorb is estimated to be in excess of $30 billion worldwide.

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

Development of many experimental therapies has been discontinued, including Eritoran from Eisai, CytoFab from BTG/Astra Zeneca, Talactoferrin from Agennix, tranexemic acid from Leading Biosciences, selective cytapheresis from CytoPheryx,, and others.

For more information regarding our competitors, see the section entitled “Competition” in Item 1 of this report.

Severe sepsis and septic shock patients are among the most difficult and expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb in the treatment of sepsis. CytoSorb is approved in the EU and is being sold directly in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Denmark, Sweden, and the Netherlands with our own direct sales force. In December 2016, we announced the achievement of a dedicated reimbursement procedure code for CytoSorb therapy in Germany, providing for specific and enhanced reimbursement in the largest medical device market in Europe. We have established strategic partnerships with Fresenius Medical Care, the world’s largest dialysis company, for exclusive distribution of CytoSorb for critical care applications in France, Finland, the Czech Republic, Mexico, and Korea, and Terumo Cardiovascular, the largest cardiac surgery disposables company, for exclusive distribution of the CytoSorb Cardiopulmonary Bypass Kit in France, Finland and Iceland. We are also partnered with Biocon Biologics Limited, India’s largest biopharmaceutical company, for exclusive distribution of CytoSorb in India, Sri Lanka, and other select emerging markets. In March 2021, we announced a strategic partnership with B. Braun Avitum AG, and the launch of a global co-marketing agreement to promote the use of CytoSorb with B. Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). We have ongoing discussions with potential corporate partners and independent distributors to market CytoSorb in other select EU countries and in other countries outside the EU that accept CE Mark approval. We have established direct sales or distribution of CytoSorb in more than 70 countries worldwide.

We estimate that the market potential in Europe for CytoSorb is larger than that in the U.S. For example, in the U.S. there are an estimated 1.6 million cases of sepsis, while the European Sepsis Alliance estimates 3.4 million individuals in Europe become septic each year. In Germany alone, according to the Center of Sepsis Control and Care, there are approximately 175,000 cases of severe sepsis each year. Germany is the largest medical device market in Europe and the third largest in the world.

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

Cardiac Surgery

There are approximately 500,000 cardiac surgery procedures performed on cardiopulmonary bypass annually in the U.S., another 500,000 in the EU, and approximately a total of 1.5 million procedures worldwide. These include relatively common procedures including coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplantation, aortic reconstruction, congenital heart defect repair, and LVAD placements for the treatment of heart failure. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, activation of complement, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications including infection, pulmonary, renal, and neurological dysfunction. Complications lead to longer ICU recovery times and hospital stays, increased morbidity and mortality, and higher costs. An average coronary artery bypass graft procedure already costs approximately $36,000 in the U.S. without complications. According to the National Foundation for Transplants, a heart and lung transplant plus first year expenses total $1.2 million in the U.S. Valve replacement surgery for infective endocarditis is poorly reimbursed and may cost up to $150,000-$250,000 in the U.S. The use of CytoSorb to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate these post-operative complications. During the procedure, the CytoSorb adsorber can be easily incorporated in the heart-lung machine circuit without the need for a separate pump, a unique competitive advantage over other technologies. After the surgery, CytoSorb can continue to be used similarly to dialysis on patients that develop a severe post-operative inflammatory response with hemodynamic instability. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances but has had mixed effect. The peri-procedural total addressable market for CytoSorb in the U.S. and EU in cardiothoracic surgery procedures is estimated to be $500 million to $1 billion.

Removal of Antithrombotic Drugs in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

The role of antithrombotics, a category that includes both antiplatelet and anticoagulant drugs in cardiovascular medicine is constantly growing. Antiplatelet drugs are routinely used in patients with atherosclerotic cardiovascular disease such coronary disease, vascular disease or stroke. In the acute management of these patients , especially when they need interventional procedures such as stent placement therapy is escalated using two antiplatelet drugs (dual antiplatelet therapy - DAPT). Ticagrelor (Astra Zeneca - Brilinta®, Brilique®) is considered best in class and is one of the most commonly used anti-platelet drugs to reduce the risk of cardiac death, heart attacks, and strokes in patients with either a history of a heart attack, or those actively undergoing percutaneous coronary intervention (PCI) with stent placement for acute coronary syndrome or heart attack. On the other hand, patients with atrial fibrillation or venous thrombosis require chronic anticoagulation. A new category of drugs called Direct Oral Anticoagulants (DOAC) is now the new standard of care with tens of millions of patients relying on them for lifelong protection. The two leaders in the category, apixaban (Bristol Myers Squibb - Eliquis®) and rivaroxaban (Janssen and Bayer - Xarelto®) are estimated to reach 40 billion USD in sales by 2026.

There is a clear and large unmet medical need when patients on these antithrombotic agents need to undergo surgery due to the very high risk of bleeding. Specifically, in patients on these drugs requiring urgent or emergent cardiac surgery the risk of major fatal/life-threatening bleeding has been reported to be as high as 65%. This scenario is most common in patients presenting with an acute coronary syndrome (ACS). In the US alone there are approximately 1.1 million ACS hospital admissions annually. CytoSorb is able to very efficiently remove ticagrelor and DOACs from blood, and is approved in the E.U. for the removal of both ticagrelor and rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. The use of CytoSorb during emergency coronary artery bypass surgery (CABG) in patients on ticagrelor or rivaroxaban significantly reduced periooperative bleeding complications in a landmark observational study and had projected cost savings of approximately $5,000 per patient, including the cost of the device. In the U.S., the Company is conducting two pivotal, randomized, controlled trials, the STAR-T and STAR-D trials, to evaluate the potential ability of the DrugSorb-ATR antithrombotic removal system, which uses an equivalent polymer technology to CytoSorb, to reduce perioperative bleeding risk in patients undergoing cardiothoracic surgery in the presence of ticagrelor, or the direct oral anticoagulants, apixaban and rivaroxaban, respectively. Each study, if successful, is intended to independently support U.S. FDA marketing approval for DrugSorb-ATR for this indication. The initial annual addressable market in the U.S. to remove these drugs during cardiothoracic surgery is estimated between $500-750 million.

Acute Respiratory Distress Syndrome

Acute lung injury (“ALI”) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising their ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of ARDS in the U.S. each year, with even more cases in the EU. During the COVID-19 pandemic in 2020-2021, ALI and ARDS contributed or were responsible for more than 900,000 deaths in the U.S. alone. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation (ECMO) therapy if the lungs become so diseased that mechanical ventilation fails, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, barotrauma, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g., emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality has been high (16-33%) even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung through tight junction disruption of respiratory endothelium, leading to capillary leak syndrome, and other factors. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation and ECMO faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster ICU discharge, thereby potentially saving costs. CytoSorb treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb treated patients that showed a statistical trend towards benefit. Published results from our CytoSorb Therapy in COVID-19 (CTC) registry in the medical journal, Frontiers in Medicine, in December 2021, demonstrated that in 52 consecutive patients from 5 U.S. ECMO centers, 90-day survival was 73% in critically ill COVID-19 patients who failed mechanical ventilation and were treated with ECMO and CytoSorb under FDA Emergency Use Authorization, For context, 90-day survival was 50% (as of December 2021) among more than 6,400 adult patients in the North American cohort of the Extracorporeal Life Support Organization (ELSO) COVID-19 ECMO Registry. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as nitric oxide, surfactant therapy, and others, only corticosteroids, such a dexamethasone or methylprednisolone, have demonstrated mortality benefit in patients with ARDS. For example, in critically ill COVID-19 patients on mechanical ventilation, the RECOVERY study demonstrated use of once daily dexamethasone led to a reduction in mortality from 41.4% control to 29.3% treatment. However, techniques to improve ventilation and reduce ongoing lung injury are being used.  For example, low tidal volume ventilation has been demonstrated to improve mortality (31.0% as compared to 39.8% control) in this patient population in the ARDSNet Trial. Prone positioning, or placing a patient chest-side down, in severe ARDS patients in order to redistribute gravity-dependent pulmonary edema and allow ventilation of collapsed or atelectatic alveoli, is also used, following studies that suggest benefit including the PROSEVA trial (16% vs 32.8% in the control). However, even with these interventions, we believe mortality is still unacceptably high. The total addressable market for CytoSorb to treat ARDS and ALI in the EU is estimated to be between $500 million to $1.25 billion, and approximately $2 billion for the U.S. and EU combined.

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

Acute Liver Disease

Chronic liver disease afflicts an estimated 850 million people worldwide, or 11% of the world population, due to the prevalence of viral hepatitis infection, alcohol abuse, and non-alcoholic steatohepatitis (NASH or “fatty liver”). Chronic liver disease is blamed for nearly one million deaths a year, with another one million dying of hepatic cancer and acute hepatitis. In the U.S., liver disease is the second leading cause of death from digestive disease, and the 10th leading cause of death amongst men. Many patients with advanced chronic liver disease will develop an acute exacerbation or decompensation (“acute-on-chronic”) of their disease, with associated inflammation and cytokine elevation, often requiring hospitalization. Also, many patients will present with acute hepatitis triggered by viral infection or alcohol. A range of symptoms, depending on the severity of illness include jaundice (high bilirubin), variceal hemorrhage, cognitive dysfunction and hepatic encephalopathy, ascites, coagulopathy, renal failure, liver failure, and others. The extracorporeal blood purification of liver toxins such as bilirubin has been used to help treat patients and is often called “liver dialysis”. Current liver dialysis therapies include MARS (Molecular Adsorbent Recirculation System; Baxter), Prometheus (Fresenius), SPAD (single pass albumin dialysis), and others. However, none of these therapies can remove cytokines, key elements in acute-on-chronic exacerbations and cases of acute hepatitis. CytoSorb represents a potentially superior liver dialysis therapy, as it can remove both liver toxins such as bilirubin and bile salts, as well as cytokines. In May 2018, the approved indications for use of CytoSorb in the E.U. were expanded to include the removal of bilirubin in liver disease. The total addressable market for CytoSorb for the treatment of acute-on-chronic liver disease, acute hepatitis, and acute liver failure is estimated to bed more than $15 billion worldwide.

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

In October 2020, CytoSorbents announced the EU approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo organ perfusion, with the goal of either preserving organ function in healthy organs, or rehabilitating dysfunctional organs that would otherwise have been discarded.  We believe the ECOS-300CY cartridge has the potential to expand the organ donor pool.  According to Eurotransplant, there were approximately 6,400 transplants from deceased donors and roughly 14,000 patients on waiting list for organs in Europe last year. In the United States, UNOS cites more than 41,000 organ transplants in 2020, with approximately 106,000 patients on the waiting list.  This represents a U.S. and European total addressable market for the ECOS-300CY device of approximately $400-600 million.

Blood Transfusions

The HemoDefend platform is a development-stage technology designed to be a practical, low cost, and effective way to safeguard the quality and safety of the blood supply. In the U.S. alone, 15 million packed red blood cell (“pRBC”) transfusions and another 15 million transfusions of other blood products (e.g., platelet, plasma, and cryoprecipitate) are administered each year with an average of 10% of all U.S. hospital admissions requiring a blood transfusion. The sheer volume of transfusions, not just in the U.S., but worldwide, complicates an already difficult task of maintaining a safe and reliable blood supply. Trauma, invasive operative procedures, critical care illnesses, supportive care in cancer, military usage, and inherited blood disorders are just some of the drivers of the use of transfused blood. In war, hemorrhage from trauma is a leading cause of preventable death, accounting for an estimated 30% to 40% of all fatalities. For example, in Operation Iraqi Freedom, due to a high rate of penetrating wound injuries, up to 8% of admissions required massive transfusions, defined as 10 units of blood or more in the first 24 hours. There is a clear need for a stable and safe source of blood products. However, blood shortages are common and exacerbated by the finite lifespan of blood. According to the Red Cross, pRBC units have a refrigerated life span of 42 days. However, many medical experts believe there is an increased risk of infection and transfusion reactions once stored blood ages beyond two weeks. Transfusion-related acute lung injury is the leading cause of non-hemolytic transfusion-related morbidity and mortality, with an incidence of 1 in 2,000-5,000 transfusions and a mortality rate of up to 10%. Fatal cases of transfusion-related acute lung injury have been most closely related to anti-HLA or anti-granulocyte antibodies found in a donor’s transfused blood. Other early transfusion reactions such as transfusion-associated dyspnea, fever and allergic reactions occur in 3% to 5% of all transfusions and can vary in severity depending on the patient’s condition. These are caused by cytokines, bioactive lipids, free hemoglobin, toxins, foreign antigens, and a number of other inflammatory mediators that accumulate in transfused blood products during storage. Leukoreduction can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents such as free hemoglobin and antibodies. Automated washing of pRBC is effective but is impractical due to the time, cost, and logistics of washing each unit of blood. The HemoDefend platform is a potentially superior alternative to purify blood transfusion products to these methods. The total addressable market for HemoDefend is more than $500 million for pRBCs alone. CytoSorbents has also received grant and contract funding to develop the HemoDefend platform to enable both universal plasma and fresh whole blood transfusions through the reduction of anti-A and anti-B blood group antibodies. Today, plasma and whole blood products must be carefully blood-type matched to prevent potentially fatal hemolytic transfusion reactions in the recipient, caused by the accidental administration of mismatched blood products. The reduction of anti-A and anti-B antibodies could potentially reduce or eliminate this risk, allowing for a broader range of available donors and simplifying the transfusion process. According to the American Red Cross, nearly 10,000 units of plasma are needed daily in the United States, or more than 3.5 million units a year. The World Health Organization (WHO) reports that plasma is transfused at a rate of 2.2 – 18.9 units per 1,000 population (median 7.7 units) globally.  In westernized countries alone, with a population of 1.5 billion, there are approximately 12 million units of plasma administered each year.  The total addressable market for HemoDefend-BGA in transfusion medicine in westernized countries alone is an estimated $400 million to $600 million and represents a fraction of the global market.

Radiocontrast Removal

ContrastSorb is a development-stage blood purification technology that is being optimized for the removal of IV contrast from blood in order to prevent contrast -induced nephropathy ("CIN"). CIN is the acute loss of renal function within the first 48 hours following IV contrast administration. IV contrast is widely administered to patients undergoing CT scans, to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during invasive and interventional cardiovascular procedures in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. For example, an estimated 10 million coronary angiograms are performed worldwide each year to diagnose and treat coronary artery disease by placing coronary stents, performing balloon angioplasty, or atherectomy (removal of plaque in arteries). Overall, there are an estimated 80 million doses of IV contrast administered worldwide each year, split between approximately 65 million contrast-enhanced CT scans, 10 million coronary angiograms, and 5 million conventional angiograms. There are an estimated 30 million doses administered each year in the U.S. alone. The reported risk of CIN in patients undergoing contrast enhanced CT scans has been reported to be 2% to 13%. For coronary intervention, the risk has been estimated to be as high as 20% to 30% in high risk patients with pre-existing renal insufficiency, long-term diabetes, hypertension, congestive heart failure, and older age. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative. The worldwide market opportunity for ContrastSorb in this high risk group is approximately $1 billion to $2 billion.

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

Chronic Kidney Failure

The National Kidney Foundation estimates that more than 20 million Americans have chronic kidney disease. Left untreated, chronic kidney disease can ultimately lead to chronic kidney failure, which requires a kidney transplant or chronic dialysis (generally three times per week) to sustain life. There are approximately 500,000 patients in the U.S. currently receiving chronic dialysis and more than 3.0 million worldwide. Approximately 66% of patients with chronic kidney disease are treated with hemodialysis. One of the problems with standard high-flux dialysis is the limited ability to remove certain mid-molecular weight toxins such as β2 -microglobulin. Over time, β2 -microglobulin can accumulate and cause amyloidosis in joints and elsewhere in the musculoskeletal system, leading to pain and disability. Our BetaSorb device is intended to remove these mid-molecular weight toxins when used in conjunction with standard dialysis. Standard dialysis care typically involves three sessions per week, averaging approximately 150 sessions per year.

Products

The polymer adsorbent technology used in our products can remove middle molecular weight toxins, such as cytokines, from blood and physiologic fluids. All of the potential applications described below (i.e., the adjunctive treatment and/or prevention of sepsis; the adjunctive treatment and/or prevention of other critical care conditions such as acute respiratory distress syndrome, burn injury, trauma and pancreatitis; the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the prevention of post-operative complications of cardiopulmonary bypass surgery; the prevention of kidney injury from IV contrast; and the treatment of chronic kidney failure) share in common high concentrations of toxins in the circulating blood. However, because of the limited studies we have conducted to date, we are subject to substantial risk that our technology will have little or no effect on the treatment of any of these indications. In 2011, we completed our European Sepsis Trial of our CytoSorb device. The study was a randomized, open label, controlled clinical study in 14 sites in Germany of 100 critically ill patients with predominantly septic shock and respiratory failure. The trial successfully demonstrated the ability of CytoSorb to reduce levels of key cytokines from whole blood in treated patients, and that treatment was safe in these critically-ill patients with multiple organ failure. We completed the CytoSorb technical file review with our notified body and CytoSorb subsequently received EU regulatory approval under the CE Mark as an extracorporeal cytokine adsorber indicated for use in any clinical situation where cytokines are elevated. Given sufficient and timely financial resources, we intend to continue to commercialize in Europe and conduct additional clinical studies of our products. However, there can be no assurance that we will ever obtain regulatory approval for any other device, or that the CytoSorb device will be able to generate significant sales.

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

Background and Rationale: We believe that the effective treatment of sepsis the largest market for our technology. Severe sepsis (sepsis with organ dysfunction) and septic shock (severe sepsis with persistent hypotension despite fluid resuscitation) carries mortality rates of between 20% and 80%. Death can occur within hours or days, depending on many variables, including cause, severity, patient age and co-morbidities. There are approximately 1.6 million new cases of sepsis in the U.S. each year; and based on a recent 2020 The Lancet study, the worldwide incidence is estimated to be 49 million cases annually, accounting for 1 in every 5 deaths globally. The incidence of sepsis is also rising due to:

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

The ability of CytoSorb to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. CytoSorb use has been considered safe and well-tolerated in more than 162,000 devices utilized as of December 31, 2021.

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

Projected Timeline: In 2011, the CytoSorb adsorber received EU regulatory approval under the CE Mark as an extracorporeal cytokine adsorber to be used in clinical situations where cytokines are elevated. Our manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We are currently manufacturing our CytoSorb device for commercial sale in the EU. We are currently selling CytoSorb in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Sweden, Denmark, and the Netherlands with a direct sales force. Based on its CE Mark approval, CytoSorb can also be sold throughout all 27 countries of the EU, the United Kingdom and countries outside the EU that will accept European regulatory approval with registration. Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in more than 70 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, we intend to continue our commercialization plans for our product worldwide.

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

Projected Timeline: The EU CE Mark approval for CytoSorb as an extracorporeal cytokine adsorber and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or SIRS plays a prominent role in disease pathology. In addition, the expanded indications for use label now includes reduction of bilirubin and reduction of myoglobin, further strengthens the on-label use of the technology for the treatment of liver disease, and severe trauma, respectively. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. Currently, we have more than 45 investigator-initiated or company-sponsored studies being planned, enrolling, or completed. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb hemoadsorption in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by us, through grants, or through third parties. Commencement of these and other formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA IDE approval of the respective human trial protocols.

APPLICATION: Prevention and treatment of perioperative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb is able to prevent or reduce high levels of cytokines, free hemoglobin, and other inflammatory mediators from accumulating in the bloodstream during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. In addition, CytoSorb can remove certain antithrombotic drugs such as ticagrelor and rivaroxaban during cardiopulmonary bypass in patients requiring urgent or emergent surgery. The primary goals for these applications are to:

•	reduce ventilator and oxygen therapy requirements;
•	reduce post-operative complications such as ARDS, acute kidney injury, post-perfusion syndrome, and the SIRS;
•	reduce length of stay in hospital ICUs;
•	reduce the total cost of patient care;and
•	reduce the risk of perioperative bleeding complications such as need for blood and platelet transfusions, rethoracotomy, and death.

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. In addition, hemolysis of red blood cells frequently occurs, resulting in the release of free hemoglobin into the bloodstream. These inflammatory mediators can lead to post-operative complications. CytoSorb is the only cytokine reduction technology approved in the EU that can be used intraoperatively in a bypass circuit in a heart-lung machine during cardiopulmonary bypass without the need for another machine. If our products are able to prevent or reduce the accumulation of cytokines or free hemoglobin in a patient’s blood stream, we may be able to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. Intraoperative use of CytoSorb on high-risk cardiac surgery patients, where the risk of post-operative complications is the highest, is one of our main markets. The use of CytoSorb in the post-operative period to treat postoperative SIRS is another application of the technology.

In 2020, CytoSorb was approved to remove the anti-platelet agent, ticagrelor, during cardiac surgery involving cardiopulmonary bypass via label expansion of its CE Mark. Ticagrelor (Brilinta®, Astra Zeneca) is a widely used anti-platelet agent used to decrease cardiovascular risk and risk of stroke in patients with a known history of heart disease or heart attack. It is also widely used during dual-anti platelet therapy in patients with acute coronary syndrome undergoing percutaneous coronary intervention and stent placement. However, when patients on ticagrelor require emergent or urgent cardiac surgery, up to 65% of patients will have severe or massive peri-operative bleeding complications that contributes to a high risk of death and major costs to the healthcare system. CytoSorb has already demonstrated the ability to remove ticagrelor rapidly and efficiently from human blood in vitro. Meanwhile, a retrospective case series reported by clinicians at Asklepios Klinik St. Georg in Hamburg, Germany on the investigational use of CytoSorb to reverse the effects of ticagrelor during emergency cardiac surgery demonstrated a greatly reduced risk of bleeding complications and the need for repeat surgery to explore the source of bleeding, with extrapolations showing projected cost savings of £3,982, or approximately $5,000 USD, per patient in a U.K. based study.

CytoSorb was also approved for the removal of rivaroxaban, a widely used Factor Xa inhibitor and novel oral anticoagulant, during cardiothoracic surgery requiring cardiopulmonary bypass via label expansion of its CE Mark. This new category of drugs called Direct Oral Anticoagulants (DOAC) is now the new standard of care with tens of millions of patients relying on them for chronic, often lifelong protection. The two leaders in the category are apixaban (Bristol Myers Squibb - Eliquis®) and rivaroxaban (Janssen and Bayer - Xarelto®).

Projected Timeline: Cardiac surgeons, cardiac perfusionists, and cardiothoracic ICU intensivists in Germany, Austria, and other countries have now used CytoSorb intra-operatively and post-operatively in more than 50,000 treatments in cardiac surgery patients. This application is also the focus of number of planned and enrolling company-sponsored and investigator-initiated studies of DrugSorb-ATR in the United States and CytoSorb in Europe.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal - Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled and the STAR-T study is now actively recruiting at multiple sites. Pending any COVID-19 related delays we expect that the study will complete enrollment in the next 12 to 18 months.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal - Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device Designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. First sites have been activated and we expect the first patient to be enrolled in the first quarter of 2022 with target enrollment completion in 12-18 months after the first patient enrolled.

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

There is a shortage of donated organs worldwide, with more than 100,000 people currently on the waiting list for organ transplants in the U.S. alone. Because there are an insufficient number of organs donated to satisfy demand, it is vital to maximize the number of viable organs donated, and optimize the probability of organ survival following transplant.

Projected Timeline: ECOS-300CY:  The ECOS-300CY was approved in the E.U. for the removal of inflammatory mediators during ex vivo organ perfusion under CE Mark designation in 2020.  CytoSorbents announced a partnership with Aferetica srl to provide the ECOS-300CY cartridge under the exclusive trade name, PerSorb™, that is compatible with Aferetica’s PerLife™ ex vivo organ perfusion system, recently approved in the E.U. as well. In 2021, commercialization of PerSorb™ and Aferetica's PerLife™ ex vivo organ perfusion system commenced in Italy.

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

The VetResQ Device (Animal Health Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis, Pancreatitis and Other Critical Illnesses in Animals

Potential Benefits and Rationale: In January 2017, the VetResQ device became commercially available for the United States veterinary market. VetResQ is a broad-spectrum blood purification adsorber based upon similar underlying technology to CytoSorb and has been configured in 3 sizes (50, 150 and 300mL sized cartridges) to accommodate treatment of small, medium, and large animals such as cats, dogs, and high-value animals such as foals and horses. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps. Like CytoSorb, VetResQ is designed to help treat (via hemoadsorption of cytokines, bacterial toxins and other inflammatory mediators) deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, toxin-mediated diseases, pancreatitis, trauma, liver failure, drug intoxication, and lung injury. Critical illness in animals is similar to that in humans. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is available in the U.S. only for veterinary animal usage and is not for human use.

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

A number of retrospective studies have also suggested that administration of older blood leads to increased adverse events and even increased mortality, compared with blood recently harvested. Biological studies have demonstrated the accumulation of erythrocyte storage lesions that compromise the function and structural integrity of packed red blood cells and have also demonstrated the accumulation of substances during blood storage that can lead to transfusion reactions. Three adult, prospective, randomized, controlled studies were designed to evaluate the morbidity and mortality in cardiovascular surgery patients (RECESS) and critically ill patients (ABLE and TRANSFUSE), treated with either “new or fresh” or “older” blood. The RECESS Trial was a randomized, controlled trial in a total of 1,098 evaluable patients undergoing complex cardiac surgery given fresh blood (≤10 days old) as compared to older blood (≥21 days old). The overall conclusion was that the age of blood had no statistically significant impact on the progression to organ dysfunction (as measured by the multiple organ dysfunction syndrome score) or death. However, a statistically significant increase in hepatobiliary-related serious adverse events (5% fresh vs 9% older, p=0.02) was related to hyperbilirubinemia, possibly caused by hemolysis and release of free hemoglobin in old blood. The serious adverse event rate in both new and old blood groups was approximately 50%, which is considered high for this group of patients. There are many details and subgroup analyses that were not discussed, particularly an analysis of those patients receiving more units of blood than average, as the risk of adverse events is cumulative. The ABLE Trial was a randomized, controlled trial in 2,430 critically-ill patients receiving either fresh (≤ 7 days) or standard issue blood. There was no difference in 90-day mortality between the two groups. The TRANSFUSE Trial was a large scale RCT in Australia evaluating the impact of age of leukodepleted pRBCs (short-term storage: 11.8 days mean, N=2,457, mean 4.1 units transfused; long-term storage: 22.4 days mean, N=2,462) on 90-day mortality in critically-ill patients. There was no significant difference in 90-day mortality (24.8% mortality short-term storage vs 24.1% long-term storage) though there were statistically more febrile non-hemolytic transfusion reactions (n=123; 5% short-term storage vs n=88; 3.6% long-term storage). Also, patients who had short-term storage blood with APACHE III > 21.5% (median risk), demonstrated higher mortality (37.7% vs 34% long-term storage, p=0.05). The outcomes of these trials do not alter the current pressing need for better solutions to purify transfused blood products , particularly in patients who receive massive transfusions defined as more than 10 pRBC units in 24 hours, those patients who receive blood chronically, and pediatric patients, in order to reduce transfusion-related adverse events and improve clinical outcome, but suggest that age of blood is not the critical factor.

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the NHLBI, a division of the National Institute of Health, under a Phase I SBIR, an awarded $1.5M Phase II SBIR contract (funded by NHLBI and U.S. Special Operations Command (USSOCOM)), and more recently under a $3M multi-year Phase IIB bridge contract funded by NHLBI. Barring additional delays due to the COVID-19 pandemic, including nationwide blood shortages, we expect to advance the in-line filter to human testing in 2022.

APPLICATION: Removal of anti-A and anti-B blood group antibodies from fresh whole blood and plasma

Potential Benefits: The HemoDefend-BGA blood purification technology platform is designed to reduce anti-A and anti-B antibodies in plasma and whole blood. The goal is to either enable the production of universal plasma or enable fresh warm whole blood transfusions. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

•	reduce the risk of transfusion reactions and improve patient outcome;
•	eliminate the need to blood-type plasma, improving its availability
•	enable the use of low titer whole blood, ideal for trauma resuscitation; and
•	easier processing of blood products.

Background and Rationale: Plasma is the straw-colored, cell-free portion of whole blood. It contains a wide range of important substances such as electrolytes, hormones, proteins such as albumin, clotting factors, and antibodies. The transfusion of plasma, or plasma-derived products, is used widely to help save the lives of trauma and bleeding victims, septic and other critically-ill patients, and patients with life-threatening blood coagulation and autoimmune disorders. Approximately 4.0 million units of plasma are transfused annually in the United States alone. With the exception of the relatively uncommon Type AB, or “universal” plasma, most plasma contains blood-type specific antibodies and must be cross-matched with the intended recipient ahead of time or risk serious transfusion reactions. By reducing these blood-type specific antibodies, the goal is to create a cost-effective, reliable, and expanded source of “universal” plasma that can be administered immediately, without blood-typing, in a wide range of emergent and non-emergent situations.

Projected Timeline: The HemoDefend-BGA platform is a development stage product based on our advanced blood purification technology. Prototype filtration devices have been evaluated by a government agency, resulting in excellent depletion of both anti-A and anti-B antibodies. Work is continuing to advance these prototypes to clinical study-ready devices. This work has received cumulatively approximately $9.6 million in Phase I and II Small Business Technology Transfer (STTR) funding by the U.S. Army Medical Research Acquisition Activity (USAMRAA), U.S. Army Medical Research and Materiel Command (USAMRMC), Defense Health Agency, and CDMRP.

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

Projected Timeline: K+ontrol has demonstrated the ability to reduce potassium in several animal models of hyperkalemia and is currently being optimized with funding support from the U.S. Army and Defense Health Agency under a Phase I and Phase II SBIR contract for a total of $1.15 million and a $3 million Rapid Innovation Fund (RIF) award from the U.S. Air Force Materiel Command.  We are currently discussing the potential clinical development plan of K+ontrol with the FDA.

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

Researchers also believe that the accumulation of toxins may play an important role in the significantly reduced life expectancy experienced by dialysis patients. In the U.S., the average life expectancy of a dialysis patient is five years. Industry research has identified links between many of these toxins and poor patient outcomes. If our BetaSorb device is able to routinely remove these toxins during dialysis and prevent or reduce their accumulation, we expect our BetaSorb device could maintain or improve patient health in the long-term. We believe that by reducing the incidence of health complications, the annual cost of patient care would be reduced and life expectancy increased.

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

In December 2018, the Fresenius agreement signed in December 2014 was amended, to grant Fresenius exclusive distribution rights for the Czech Republic and Finland and all critical care medicine and ICU applications on dialysis or ECMO machines for France. In addition, in 2019, Poland, Sweden, Denmark, and Norway were transitioned into the co-marketing program, while guaranteed minimum quarterly purchases and payments requirements were removed.  In January 2022, we converted the agreement with Fresenius in France, Finland, and the Czech Republic to be non-exclusive.

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

In 2020, we entered into agreements to expand the partnership with Fresenius into Columbia and Equador.

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

In addition, in September 2017, we announced a partnership with Aferetica to provide dedicated, branded sorbent cartridges for use with Aferetica’s proprietary PerLife™ ex-vivo organ perfusion system, with the goal of rehabilitating or preserving the function solid organs destined for eventual transplant.  In July 2018, Aferetica and CytoSorbents debuted the PerLife™ system for organ preservation at the 27th International Congress of the Transplantation Society.  In the fourth quarter of 2020, Aferetica announced CE Mark registration of the PerLife system. At the same time, CytoSorbents announced CE Mark approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo perfusion, which has been designated, PerSorb™, a trade name exclusive to the PerLife system. In August 2021, we announced that commercialization of PerSorb(TM) and Aferetica's PerLife(TM) ex vivo organ perfusion system commenced in Italy.

Terumo Cardiovascular Group

In September 2016, we entered into a multi-country strategic partnership with Terumo Cardiovascular Group (“Terumo”) to commercialize CytoSorb for cardiac surgery applications. Under the terms of the agreement, Terumo has exclusive rights to distribute the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery in France, Sweden, Denmark, Norway, Finland and Iceland. Terumo launched CytoSorb in its six exclusive countries in December 2016. In 2021, the agreement was revised to a non-exclusive collaboration agreement in Sweden, Denmark, Norway and Iceland. This agreement allows the Company to sell directly to customers in these countries for the cardiac surgery application. supported by marketing and promotional activities with Terumo. Financial terms of this agreement have not been disclosed. This agreement expires on March 31, 2022.

In August 2020, we announced an initial collaboration with Terumo to exclusively sell CytoSorb to hospitals in ten U.S. COVID-19 hotspot states including Alabama, Arizona, California, Georgia, Louisiana, Mississippi, New Mexico, Oregon, Texas, and Washington. CytoSorb previously received Emergency Use Authorization (EUA) by the U.S. Food and Drug Administration (FDA) for use in adult, critically ill COVID-19 patients with imminent or confirmed respiratory failure.

B. Braun Avitum AG

In March 2021, we announced announce the launch of a global co-marketing agreement with B. Braun Avitum AG, one of the world's leading manufacturers of medical devices and pharmaceutical products and services, to promote the use of CytoSorb® with B. Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). The CytoSorb® adsorber is used in critical care for the extracorporeal removal of cytokines and inflammatory mediators from the bloodstream and can be operated with the B. Braun OMNI® acute dialysis machine. B. Braun will supply the market with the OMNI® and OMNIset® Plus while CytoSorbents and its network of direct sales, strategic partners, and distributors will continue to supply the market with CytoSorb®. CytoSorb® is CE Mark certified and distributed in 67 countries worldwide. This global co-marketing agreement applies to the countries where both products are registered (US market is specifically excluded). Financial terms of this agreement have not been disclosed.

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

Advisory Boards

From time to time our management meets with scientific advisors to obtain expert opinions on basic science, critical care medicine and cardiac surgery.We compensate all our SAB members according to fair market value and reimburse them for their travel expenses when attending meetings in person.

Royalty Agreement

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, Ms. Montiel was granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues received by us from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. In February 2017, all rights, title and interest to the Royalty was assigned to The Robert Shipley Living Trust. For the year ended December 31, 2021 we have recorded royalty costs of approximately $1,193,000.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2021 per the terms of the license agreement we have recorded royalty costs of approximately $1,988,000.

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

Switzerland

In 2019, CytoSorb was assigned a procedure code from the Swiss Federal Statistical Office, a division of the Federal Department of Home Affairs in Switzerland under the category “Adsorption of Cytokines and Interleukin”. During 2020, this code category was replaced by a new category entitled “Extracorporeal Adsorption of Specific Substances”. Use of this code gives Swiss hospitals the ability to collect cost data related to CytoSorb treatments. In 2021, SwissDRG performed the first cost analysis of CytoSorb. This analysis showed that there were no additional treatment costs associated with use of CytoSorb against the relevant DRGs, suggesting CytoSorb may be cost neutral or even cost-saving across all indications. The Company is working with these Swiss hospitals to publish the analysis.

Europe (excluding Germany and Switzerland)

Payment for our CytoSorb device in patients with life-threatening illnesses is country dependent in Europe. Most European markets issue reimbursement for standard therapies only, i.e. those recommended in relevant treatment guidelines. The Company is currently conducting randomized controlled trials (RCTs) to achieve this in all major indications. In the meantime, we are leveraging health economics, local data generation and KOL management in all major territories, with our partners and local sales teams, such as France, England, Italy, Spain, Russia, Belgium, Netherlands, Luxembourg, Poland, Sweden, Norway, Denmark and Finland.

In the United Kingdom, market access and reimbursement of drugs, medical devices and diagnostics is heavily dependent on the guidance published by the National Institute for Health and Care Excellence (NICE). In 2021, NICE published its report on CytoSorb for the removal of ticagrelor in urgent and emergent cardiac surgery patients in a MedTech Innovation Briefing (MIB) called “CytoSorb for reducing risk of bleeding during cardiac surgery". The MIB highlights the safety and efficacy of CytoSorb in this indication, as well its innovative nature and the substantial cost savings CytoSorb generates and has aided adoption in the UK.

Other Markets

CytoSorb is currently marketed and distributed in more than 70 countries around the world. It is generally paid for through the standard DRG (diagnosis related group) payment, dedicated reimbursement codes, tender orders, private insurance, and/or self-pay. We are actively pursuing generation of new procedure codes in many countries we are currently serving. Across all countries, we are mitigating financial barriers though use of health economics, local data generation and targeted KOL management.

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

CytoSorb is not yet approved in the U.S. but has received FDA Emergency Use Authorization in April 2020 for use in adult critically ill COVID-19 patients with imminent or confirmed respiratory failure.  There is currently no specific reimbursement for CytoSorb in the U.S. Payment for our CytoSorb device in the U.S. for this application falls under the DRG prospective repayment system, which is currently the predominant inpatient hospital reimbursement methodology in the U.S., that was increased for COVID-19 applications as part of the CARES Act. Under this system, hospital reimbursement is generally based upon pre-determined amounts payable for specific diagnoses (e.g. septic shock with respiratory failure), regardless of the number of services provided during the patient’s stay. If CytoSorb can improve outcomes and reduce the costs of ICU treatment and hospital length of stay, it could potentially save hospitals a significant amount of money.

In January 2021, the Centers for the Centers for Medicare & Medicaid Services (CMS) announced the Medicare Coverage of Innovative Technology pathway that will provide national Medicare coverage as early as the same day as FDA market authorization for Breakthrough Designated medical devices, where coverage would last 4 years. Although this program was rescinded by CMS in November 2021, a legislative version of the program is currently contained within the CARES 2.0 bill, though not yet approved.  If passed, this program may be applicable to DrugSorb-ATR, if it can achieve U.S. approval for the removal of ticagrelor and Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban during emergent or urgent cardiothoracic surgery. These applications were granted FDA Breakthrough Designation in April 2020 and August 2021, respectively.

Competition

General

Our core adsorbent porous polymer bead technology is used in our marketed products, such as the CytoSorb, ECOS-300CY, and VetResQ cartridges, and other products under advanced development, such as CytoSorb XL and DrugSorb-ATR.  We believe these products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) and poorly dialyzable drugs in the bloodstream, including sepsis, acute respiratory distress syndrome, trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery, damage to organs donated for transplant prior to organ harvest, renal disease and drug intoxication. For example, researchers have explored the potential of using standard membrane-based dialysis technology to treat patients suffering from sepsis. These techniques are unable to effectively remove the middle molecular weight toxins. We have demonstrated the ability of CytoSorb to reduce key cytokines in the blood of human patients with predominantly septic shock and acute respiratory distress syndrome. In a post-hoc subgroup analysis of our European Sepsis Trial, we have also demonstrated statistically significant improvements in mortality in patients at high risk of death, including patients with either very high cytokine levels or patients older than age 65, both of which have a high predicted mortality. Larger studies are needed to confirm these preliminary data.

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

Medical research during the past two decades has focused on drug interventions aimed at chemically blocking or suppressing the function of one or two inflammatory agents. In hindsight, some researchers now believe this approach has little chance of significantly improving patient outcomes because of the complex pathways and multiple chemical factors at play. Clinical studies of these drug therapies have been largely unsuccessful. An Eli Lilly drug, Xigris®, cleared by the FDA in November 2001, is the first and only drug to be approved for the treatment of severe sepsis. Clinical studies demonstrated that use of Xigris® resulted in an average absolute 6% reduction in 28-day mortality, and an absolute 13% reduction in 28-day mortality in the most severe sepsis patients. The drug was controversial and considered expensive when compared to the percentage of patients who benefit. In 2011, after completing a follow up study required by the FDA, it was subsequently determined that Xigris® did not have a statistically significant mortality benefit, and in October 2011, Eli Lilly withdrew Xigris® from all markets worldwide.

Development of many experimental therapies has been discontinued, including Eritoran from Eisai, CytoFab from BTG/Astra Zeneca, Talactoferrin from Agennix, tranexemic acid from Leading Biosciences, selective cytapheresis from CytoPheryx, and others.

COVID-19 disrupted many clinical studies in 2020 and 2021. Notable active Phase III trials in sepsis include the following:

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

Atox Bio, a development stage company in clinical studies with peptide therapeutics that are designed to prevent superactivation of the immune response by certain toxins such as toxic shock syndrome toxin. It is currently focused on necrotizing soft tissue infections. The investigational peptide, AB103 or Reltecimod, binds to the CD28 co-stimulatory receptor to attempt to restore the host’s appropriate immune response to severe infections and was evaluated in the ACCUTE Trial, a Phase III randomized controlled trial in 60 investigative sites in the U.S in 290 patients with necrotizing soft tissue infections. The primary endpoint of the study was based on a modified Intent-to-treat (mITT) analysis of a primary composite endpoint that was defined as:  alive at day 28, ≤ 3 debridements, no amputation beyond first operation, and day 14 mSOFA ≤ 1 with ≥ 3 point reduction (organ dysfunction resolution).  A prespecified, per protocol (PP) analysis excluded 17 patients with major protocol violations before unblinding.  There was no difference in 28-day mortality of 15% in each group, and the study did not reach significant improvement in the primary endpoint in the pre-defined mITT population.  However, in the PP analysis that excluded 17 patients, the company claims clinical composite endpoint success of 54.3% treatment vs 40.3% control.  In December 2020, Atox Bio announced that they had filed an NDA under the FDA Accelerated Approval Program with a PDUFA date of September 30, 2021. To date, no publicly available update has been provided.

Spectral Medical, Inc. collaborated with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and completed enrollment of 450 patients in June 2016. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. In October 2016, Spectral announced top-line results that the trial did not meet the main goal of absolute reduction in 28-day all-cause mortality, but reiterated safety of treatment and potential benefit in the sickest group of patients (multiple organ dysfunction score > 9). A secondary analysis of the sub-population of patients with septic shock and high circulating endotoxin activity also failed to demonstrate a beneficial effect of Toraymyxin on 28-day mortality in sepsis, however, an exploratory post-hoc analysis of the suggested trends toward improvements in changes in mean arterial pressure and ventilator-free days. In February 2019, Spectral announced an amendment of the original EUPHRATES trial to enroll an additional 150 septic shock patients under the TIGRIS expansion, in patients with a MODS score > 9 and an EAA level between 0.60 and 0.90, and will analyze the combined data from these two trials using a Bayesian statistical approach. Based on the 179 patients from the EUPHRATES trial, treated patients had a mortality of 38% (N=90) compared to 48% mortality in the control (N=89), but not statistically significant. The TIGRIS study will be in US sites only, randomized (2:1), open label trial, with an additional 150 new patients (100 treated, 50 control) to be added. As of February 11, 2022, 30 patients of the targeted 150 patients have been enrolled.

Enlivex has developed an investigational cell-based therapy called Allocetra that is an infusion of donor mononuclear cells that have been chemically induced to be apoptotic. Once infused, the patient’s macrophages and dendritic cells phagocytose these apoptotic cells which purportedly then causes them to reduce inflammatory signals that results in immune modulation. In September 2021, Enlivex announced the start of a Phase IIb study using Allocetra in severe and critical COVID-19 patients with acute respiratory distress syndrome (ARDS). In November 2021, Enlivex reported that Allocetra is being evaluated in a randomized, controlled, multi-center trial in patients with pneumonia-associated sepsis. It is expected to enroll 120-160 patients across 4 cohorts of varying doses of Allocetra or placebo. The primary endpoints of the trial are safety, and change in SOFA score from baseline at 28 days.

In 2017, a single center, retrospective, non-randomized, unblinded before-after clinical study evaluating the effect of hydrocortisone, intravenous Vitamin C, and thiamine in a total of 94 patients with severe sepsis and septic shock was published suggesting a significant decrease in hospital mortality of 8.5% (4 of 47 treated) versus mortality of 40.4% (19 of 47 control), p<0.001. Mechanistically, Vitamin C is an antioxidant that scavenges free oxygen radicals, and plays a role in preserving endothelial function and microcirculatory flow.  Thiamine is a co-factor of pyruvate dehydrogenase that is a key step in the conversion of lactate to pyruvate to acetyl-CoA, then to the Krebs cycle, leading to a consumption of lactate. Steroids are anti-inflammatory. Vitamin C or steroids alone have not demonstrated a significant benefit in patients with severe sepsis and septic shock in large scale clinical trials. Also, multiple large scale randomized controlled trials have since failed to demonstrate clinical or mortality benefit including VICTAS, VITAMINS, ACTS, and others. The authors of these studies do not recommend the routine use of the combination of Vitamin C, corticosteroids, and thiamine in septic shock patients.

Using a medical device to treat sepsis remains a relatively novel treatment approach. Toray Industries currently markets an endotoxin removal cartridge called Toraymyxin™ for the treatment of sepsis in Europe, Japan, and 16 other countries, but is not yet approved in the United States. Toraymyxin does not directly reduce cytokines. Spectral Medical Inc. has obtained exclusive development and commercial rights in the U.S. for Toraymyxin, with plans to combine the use of its endotoxin activity assay to create a theranostic product. Spectral collaborated with Toray on the EUPHRATES trial. As noted above, the EUPHRATES trial failed to demonstrate its primary endpoint. Spectral is now pursuing an amendment to the EUPHRATES trial, called TIGRIS. There have been now several large scale studies failing to demonstrate a benefit of Toraymyxin on 28-day mortality in sepsis. Toraymyxin represents a competitive, although potentially complementary, therapeutic approach to CytoSorb.

In September 2017, Baxter re-launched oXiris in the E.U., a hollow-fiber acrylonitrile and methalylsulfonate (AN69) membrane hemofilter coated with polyethyleneimine (PEI) that was originally launched by Gambro in 2008 for use in hemodialysis as a strategy to treat acute kidney injury and gram negative septic shock while reducing endotoxin. The filter itself has not changed. However, Baxter has expanded the label to now include reduction of cytokines based on a set of in vitro experiments evaluating cytokine reduction from recirculating plasma over two hours. As of February 2022, clinicaltrials.gov currently lists 12 small studies recruiting, evaluating oXiris in the fields of sepsis and cardiac surgery. In 2020, oXiris received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients in imminent or confirmed respiratory failure.  In October 2020, results from 4 hospitals on 37 patients from its OxirisNet Registry in the journal, Critical Care.  Mortality was 66.6% in patients receiving oXiris treatment after 14 days from admission, and a mortality of 47.4% mortality when used earlier. In addition, Baxter also launched the Theranova mid-

molecular weight cutoff or high retention onset (HRO) hemodialysis membrane to improve the efficiency of hemodialysis, claiming improved mid-molecular weight substance removal. Neither oXiris nor Theranova are approved in the U.S.

Each of the following technologies claims to remove inflammatory mediators such as cytokines, or to treat sepsis, and represents a potential competitive alternative to CytoSorb. However, to our knowledge, none of these technologies are approved in the U.S. and none are approved in the European Union to reduce cytokines.

Toray markets its Hemofeel CH1.0 polymethylmethacrylate membrane (“PMMA”) in Japan and it has been used in several non-controlled, or historically controlled, clinical or case studies treating patients with sepsis, acute respiratory distress syndrome and pancreatitis. We are not aware of any prospective, randomized controlled studies using this PMMA hemofilter in patients with sepsis. Without such studies, it is difficult to assess the true impact of this technology in these conditions. Gambro AB launched its Prismaflex eXeed system in August 2009 and introduced the SepteX high molecular weight cutoff hemodialyzer in Europe, intended to treat patients with acute renal failure and the removal of inflammatory mediators from blood. Gambro also launched the oXiris dialyzer, based upon the AN69 CRRT membrane, to bind endotoxin. As noted above, Baxter acquired Gambro in 2013. Fresenius had launched a high molecular weight cut off filter in response to SepteX called the Ultraflux EMiC2. To our knowledge, there has been a lack of published data on the treatment of sepsis with these devices. Bellco S.R.L, acquired by Medtronic in February 2016, also sells the CPFA (coupled plasma filtration and adsorption) system in Europe. This uses a sorbent cartridge to remove cytokines from plasma. However, because the sorbent cannot treat blood directly, it requires the cost and complexity of an additional plasma separator to treat blood. In April 2018, Medtronic issued a field safety notice informing all users of CPFA that the COMPACT-2 study using CPFA in septic shock patients was terminated early due to observed higher mortality rates in septic shock patients receiving CPFA therapy compared to patients receiving standard care. We believe that CytoSorb, which can treat whole blood directly, and which works with standard hemodialysis pumps already found in hospitals worldwide, has significant competitive advantages compared to these multi-cartridge sorbent systems.

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka obtained U.S. humanitarian device exemption for Lixelle in March 2015, but is restricted to treating amyloidosis in chronic dialysis patients. To our knowledge, none of the following technologies are approved in the U.S. and none are approved for cytokine reduction or as a therapy to treat sepsis in the EU. Jafron Biomedical is an integrated dialysis public company in China selling dialysis machines and hemodialysis and hemoperfusion cartridges containing a neutral microporous adsorption resin to purify blood of toxins in liver failure, critical illness, poisoning, and autoimmune diseases. According to clinicaltrials.gov, there are 5 investigator-initiated studies evaluating Jafron's technology in sepsis, and cardiac and respiratory failure. Jafron is currently recruiting a 144 patient efficacy and safety study in China using its CA330 cartridge to reduce IL-6 in septic patients. The estimated study completion date was October 2020. Foshan Biosun Medical Technology Co, Ltd, and Baihe Medical Technology Co, market hemoperfusion cartridges under the BioSky brand name, including the MG series claiming cytokine reduction, and the DX series for bilirubin reduction. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyurethane beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and has completed a 15 patient CE Mark registration trial in Germany evaluating the safety and efficacy of bacterial removal from blood. It received EU CE-Mark approval in July 2019, and established distribution in Germany, Italy and Benelux. In 2020, Seraph received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients to reduce pathogens and inflammatory mediators from the bloodstream. In 2021 and 2022, Exthera expanded distribution to market Seraph in select European countries and Mexico with Fresenius to remove certain bacterial and viral pathogens during dialysis. We believe our CytoSorb cartridge has significant competitive, technological, and/or economic advantages over systems by these other companies.

Acute Respiratory Distress Syndrome

Treatment of ARDS is predominantly supportive care using supplemental oxygen, careful fluid management, multiple modes of ventilation incorporating the concepts of low tidal volume, ventilation and prone positioning, and extracorporeal membrane oxygenation (“ECMO”).  Although a number of pharmacologic therapies have been tried such as nitric oxide, surfactant therapy, and others, only corticosteroids, such a dexamethasone or methylprednisolone, have demonstrated mortality benefit in patients with ARDS.  For example, in critically ill COVID-19 patients on mechanical ventilation, the RECOVERY study demonstrated use of once daily dexamethasone led to a reduction in mortality from 41.4% control to 29.3% treatment.

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

Chronic Dialysis

Although standard dialysis treatment effectively removes urea and creatinine from the blood stream (which are normally filtered by functioning kidneys), standard dialysis has not been effective in removing beta2 -microglobulin toxins from the blood of patients suffering from chronic kidney failure. High flux dialyzers, and mid to high molecular weight cutoff filters by Baxter, Fresenius, Nephros and others are capable of removing some beta2-microglobulin. However, we believe our technology would significantly improve clearance of this and other toxins. Kaneka markets Lixelle™, a cellulosic resin, outside the US to remove beta2-microglobulin in dialysis patients. In March 2015, Lixelle received Humanitarian Device Exemption (“HDE”) approval in the U.S. for the treatment of beta-amyloidosis and removal of beta2–microglobulin, a complication of chronic dialysis. HDE approval applies to the treatment of diseases with an incidence of less than 8,000 cases a year in the U.S. annually. Other than those mentioned above and blood compatible sorbents, we know of no other device, medication or therapy considered directly competitive with our technology.

Use for Organ Transplant in Ex Vivo Organ Perfusion Systems or in the Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death, or in the removal of inflammatory mediators during ex vivo organ perfusion

Removal of Anti-thrombotics such as Ticagrelor and Direct Oral Anticoagulants in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

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

CytoSorb has already demonstrated the ability to remove ticagrelor rapidly and efficiently from human blood in vitro.  Meanwhile, a retrospective case series reported by clinicians at Asklepios Klinik St. Georg in Hamburg, Germany on the investigational use of CytoSorb to reverse the effects of ticagrelor and the Factor Xa inhibitor, rivaroxaban, during emergency cardiac surgery demonstrated a greatly reduced risk of bleeding complications and the need for repeat surgery to explore the source of bleeding. Extrapolations of the clinical benefits showed projected cost savings of £3,982, or approximately $5,000 USD, per patient in a U.K. based economics study.  In 2020, CytoSorb received E.U. CE Mark label expansion to remove ticagrelor and rivaroxaban during cardiac surgery involving cardiopulmonary bypass via label expansion of its CE Mark.  In 2021, we also began enrolling the STAR (Safe and Timely Antithrombotic Removal) international registry collecting real world evidence in this application.

In the U.S., we are currently executing the U.S. STAR-T and STAR-D (Safe and Timely Antithrombotic Removal of Ticagrelor, or DOACs, respectively) pivotal randomized, controlled clinical trials designed to support U.S. FDA Marketing approval of the DrugSorb-ATR antithrombotic removal system, which uses an equivalent polymer technology to CytoSorb.The use of platelet transfusions, Kcentra® (CSL Behring; four factor prothrombin complex concentrate; reversal for warfarin anticoagulation), Andexxa® (recombinant Factor Xa; AstraZeneca; reversal for rivaroxaban and apixaban), Praxbind® (idarucizumab, Boeringer Ingelheim; reversal agent for dabigatran) and other interventions have either not demonstrated consistent benefit, or are not used because of potential safety concerns, in the reversal of antithrombotics in the setting of cardiopulmonary bypass.

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

PhaseBio is currently conducting its U.S.  REVERSE-IT (Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial) study, a Phase 3, prospective, multi-center, open-label, single-arm trial designed to study reversal of the antiplatelet effects of ticagrelor with bentracimab to treat patients who present with uncontrolled major or life-threatening bleeding or when used prophylactically in patients who require urgent surgery or an invasive procedure to prevent bleeding.  In November 2021, PhaseBio presented top-line data from an interim analysis of the study, having enrolled 142 patients who required urgent surgery or an invasive procedure and 8 patients with an uncontrolled major or life-threatening bleed. For the end-point analysis, 129 patients had analyzable platelet data, 122 had data on adjudicated hemostasis. Investigators reported a rapid reversal of anti-platelet activity in both subgroups.  Among surgical patients, 66.4% had mild GUSTO (Global Use of Strategies to Open Occluded Coronary Arteries bleeding scale) bleeding, and 33.6% had moderate GUSTO bleeding perioperatively. Treatment-emergent adverse events (i.e. adverse events that were not present prior to treatment initiation or an event already present that worsens in either intensity or frequency following exposure to the treatment) were reported by 92.7% of enrolled patients. Four patients died (2.8%): two with septic shock, and two with cardiogenic shock.  Of 150 patients, 8 patients (5.3%) had thrombotic events, including 2 ischemic strokes, 1 transient ischemic attack, 3 myocardial infarctions, and two with arterial thromboembolisms in the right lower extremity.  The FDA had recommended an interim analysis of approximately 100 patients, comprising approximately 50 patients in each arm, in order to support the submission of a Biologics License Application (BLA) for accelerated approval of bentracimab. In November 2021, PhaseBio announced that it continues to enroll more patients into the uncontrolled major or life-threatening bleeding arm of the study and intends to submit a BLA for both subgroups by Summer 2022. Bentracimab is not yet approved in any market.

Meanwhile, Andexxa is a Factor Xa analog that competes for binding to Factor Xa inhibitors. Due to the short duration of action, pro-thrombotic effect, interference with heparin anticoagulation, and very high cost, it is not indicated to reduce the risk of perioperative bleeding in cardiac surgery.  CytoSorb has demonstrated very efficient removal of all the major drugs of the DOAC category in clinical use today including rivaroxaban (Xarelto®; Bayer, Janssen), apixaban (Eliquis®, Bristol-Myers Squibb), edoxaban (Savaysa®, Daiichi-Sankyo) and dabigatran (Pradaxa®, Boehringer Ingelheim).

We believe that CytoSorb and DrugSorb-ATR, if it receives FDA marketing approval in the United States, would represent a more cost-effective, readily available, and easy to implement solution for ticagrelor or DOAC reversal in cardiac surgery than these biologic alternatives.

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

Clinical Studies

We are focusing our company sponsored clinical research efforts on critical care and cardiac surgery applications of our technology.

Critical Care

In 2011, CytoSorb received EU regulatory approval under the CE Mark as an extracorporeal cytokine adsorber to be used in clinical situations where cytokines are elevated. As part of the CE Mark process, in 2011 we completed our randomized, controlled, European Sepsis Trial amongst 14 trial sites in Germany, with enrollment of 100 patients with sepsis and respiratory failure. The trial established that CytoSorb was well-tolerated and safe with no serious device related adverse events reported. The trial also demonstrated the ability of CytoSorb to reduce cytokines such as IL-6 from the blood of septic patients.

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC has completed enrollment and the final results will also be submitted for publication.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now actively enrolling. The speed of enrollment remains uncertain due to COVID-19, however we currently estimate that the next important milestone of the interim analysis after 50% enrollment will occur in 2023.

The German multicenter Hep-On-Fire single-arm trial evaluating CytoSorb in patients suffering from acute liver failure due to alcoholic hepatitis received Ethics Committee approval in October 2021 and study start-up activities are ongoing. We expect that the study will begin enrollment in the first half of 2022 and that the next important milestone of the interim analysis after 50% enrollment will occur in 2023.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis.  The Registry is undergoing start-up activities and scheduled to begin enrollment in the first half of 2022 with the goal of being active in multiple countries in 2023.  The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Cardiac Surgery

In February 2015, the U.S. Food and Drug Administration (the “FDA”) approved our Investigational Device Exemption (“IDE”) application to commence a planned U.S. cardiac surgery feasibility randomized controlled study called REFRESH I. The study was designed to evaluate the safety and feasibility of two CytoSorb devices used intra-operatively with a heart-lung machine to reduce plasma free hemoglobin (pfHb) and cytokines in patients undergoing complex cardiac surgery.  On October 5, 2016, we announced that the independent Data Safety Monitoring Board (“DSMB”) found no serious device related adverse events with CytoSorb, achieving the primary safety endpoint of the study and demonstrating the safety of intra-operative use in patients undergoing high risk cardiac surgery.  The study was published in the peer reviewed journal Seminars in Thoracic and Cardiovascular Surgery.

In December 2017, the FDA approved our IDE application for the randomized, controlled, multi-center REFRESH 2-AKI study designed to evaluate intraoperative use of two CytoSorb devices as a therapy to reduce the incidence and severity of acute kidney injury. Postoperative AKI following cardiac surgery is common and is associated with higher mortality, and is a risk factor for developing chronic kidney disease requiring hemodialysis in the future.   The study was scheduled to enroll up to 400 patients and completed the first scheduled Data Monitoring Committee (DMC) safety review after the first 153 patients enrolled on July 24, 2020 with no safety concerns.  The decision was made to stop the REFRESH 2-AKI study in January 2022 for business reasons to shift resource allocation to the prioritized U.S. STAR-T and STAR-D trials discussed below. Importantly, there were no safety issues in the REFRESH 2-AKI trial.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal.  The Registry is actively enrolling in the U.K. and Germany and is planned to expand to additional EU countries before the end of 2022. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled and the STAR-T study is now actively recruiting at multiple sites. We expect the study to reach its first scheduled milestone of the first Data Safety Monitoring Board (DSMB) meeting after 33% of patients are enrolled this summer. Enrollment is expected to be complete within 12 months from today.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. First sites have been activated and we expect the first patient to be enrolled in the first quarter of 2022 with target study enrollment completion in 12-18 months following the first patient enrolled.

The single arm TISORB study executed in the U.K. and the single arm CYTATION study in Germany evaluating ticagrelor removal during cardiac surgery were both stopped in 2021.  The decision was made since the larger, far more rigorous double blind RCT STAR-T will generate much higher quality data on ticagrelor removal and is powered to also report clinical outcomes rendering these two single arm studies redundant. Once again, it is important to emphasize that this was a business decision to enhance the focus and resource allocation to the STAR programs and that there were no safety concerns in either of the two stopped studies as confirmed by the independent DSMBs of each study.

Update on the REMOVE Investigator Initiated Study

The German government funded, investigator initiated, REMOVE clinical study reported topline results at the European Association of Cardiothoracic Surgery in October 2021. The primary efficacy endpoint was not met; however, the intraoperative use of CytoSorb was well tolerated and safe without any excess in adverse events compared to controls and the mechanism of action for the reduction of cytokines was validated.  We are awaiting publication of the results and plan to review the results carefully in close collaboration with the investigators to determine the potential for a company-sponsored study in infective endocarditis.

COVID-19 Business Update

COVID-19 patients develop life-threatening complications such as acute respiratory distress syndrome (ARDS), shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury, thromboses and emboli, and secondary bacterial infections. The underlying cause for these complications is often a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. Hypercoagulability, thought triggered by inflammation, and resulting thromboembolic events such as pulmonary emboli and thrombotic microangiopathy, play another critical role in the pathophysiology of COVID-19 infection and severity of illness.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020. CytoSorb has now been used to treat dangerous inflammation and related life-threatening complications in more than 7,600 COVID-19 patients in more than 30 countries as of December 31, 2021. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation. CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances. CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

The use of CytoSorb has not been approved in the U.S. by the FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted U.S. Emergency Use Authorization (EUA) of CytoSorb for use in adult critically ill COVID-19 patients. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure and who have early acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 Infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

The CTC (CytoSorb Therapy in COVID-19) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Primary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA EUA criteria were presented at the International Symposium of Intensive Care Medicine conference in September 2021 in Brussels, Belgium. In December 2021, we announced the publication of these results in the peer-reviewed journal Frontiers in Medicine.

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

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of December 31, 2021, we received approximately $696,000 and have approximately $23,000 remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of approximately $999,871. As of December 31, 2021, we received approximately $999,871 and no further funding remains under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of December 31, 2021, we received approximately $2,200,000 in funding under this contract and have approximately $771,000 remaining under this contract.  Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of December 31, 2021, we received approximately $1,678,000 funding under this contract and have approximately $1,282,000 remaining under this contract.

In June 2020, the Company was awarded a two-year Defense Health Agency Small Business Technology transfer (STTR) Phase III contract to advance its HemoDefend-BGA plasma and whole blood adsorber to human clinical trials. (award number W81XWH20C0050), provides for maximum funding of approximately $2,897,000 over a two-year period. As of December 31, 2021, we received approximately $890,000 funding under this contract and have approximately $2,007,000 remaining under this contract.

In July 2020, the Company was a three-year contract awarded by the Assistant Secretary of Defense for Health Affairs, endorsed by the Department of Defense office of the Congressionally Directed Medical Research Programs (CDMRP), as part of a Peer Reviewed Medical Research Program Technology/ Therapeutic Development Award to complete preclinical development of the HemoDefend™-BGA plasma and whole blood adsorber (award number W81XWH2010712). This award provides for maximum funding of approximately $4,422,000 over a three-year period. As of December 31, 2021, we received approximately $394,000 funding under this contract and have approximately $4,028,000 remaining under this contract.

In October 2020, the Company was awarded a two-year SBIR Sequential Phase II contract by the U.S. Army Medical Research Acquisition Activity (USAMRAA), to optimize development of the HemoDefend-BGA™ adsorber (award number W81XWH20C0087). This award provides for maximum funding of approximately $1,100,000 over a two-year period. As of December 31, 2021, we received approximately $310,000 funding under this contract and have approximately $790,000 remaining under this contract.

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled "Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine." The USAMRAAA Phase II Sequential Award, for up to $1,499,987, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This award is being funded by the USAMRAAA under Contract No. W81XWH21C0045. As of December 31, 2021, we have received $217,000 funding under the contract and have approximately $1,283,000 remaining under the contract.

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

The COVID-19 pandemic also has slowed progress on executing and invoicing for our funded grant and contract programs. This was due to social distancing and remote working requirements in our laboratories and at the facilities of our collaborators. Given the uncertain nature of COVID-19, we cannot predict the future impact of the pandemic on our research and development efforts and on our revenue recognition of grant revenue.

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

In March 2011, we successfully completed our technical file review with our notified body, and received approval to apply the CE Mark to the CytoSorb device as an extracorporeal cytokine adsorber. We also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. In February 2015, we extended the coverage of our ISO 13485 Certificate with the inclusion of Canadian Quality Systems requirements. This additional level of certification will allow us to apply for product approvals in Canada in the future.

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

In the EU, as in other geographies, there are limits to the claims we are allowed to make, associated with the use of our devices. Specifically, claims that are made are required to be included in our Clinical Evaluation Report, which is part of the conformity assessment process conducted by the Notified Body. If our claims exceed the assessed claims, either regarding performance or intended uses, we may be subject to regulatory actions, which could include customer notifications or even product or literature (i.e. labeling) recalls.

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subject protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, changes to the device  (which do not significantly affect safety or effectiveness) which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA .The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available, the second pathway is the de novo request pathway.   The de novo pathway is available for novel device technologies, including novel device changes, that have not been previously classified by FDA and for which there is no suitable predicate device. To obtain marketing authorization via the de novo pathway, the applicant must show that the subject device can be reclassified as Class I or Class II.  The de novo request pathway typically requires additional testing data, which may include clinical data.

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

Regardless of the path to FDA clearance or approval, both before and after a device for the U.S. market is commercially released, we would have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, complaint handling, and manufacturers’ required reports of adverse events and device malfunctions and other information to identify potential problems with marketed medical devices. We would also be subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, as mentioned above. In addition, the FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although physicians are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses and can only market our products for cleared or approved uses. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health; order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices; or ban such medical devices. The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and work with the DOJ to assess civil or criminal penalties against our officers, employees, or us. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.

On April 10, 2020 the FDA granted CytoSorbents Emergency Use Authorization of CytoSorb to treat patients 18 years of age or older, with confirmed COVID-19 admitted to the ICU with confirmed or imminent respiratory failure. Per the FDA, "The Emergency Use Authorization (EUA) authority allows the FDA to help strengthen the nation's public health protections against chemical, biological, radiological, and nuclear (CBRN) threats by facilitating the availability and use of medical countermeasures needed during public health emergencies. Under Section 564 of the Federal Food, Drug, and Cosmetic Act (the "Act"), the FDA commissioner may allow unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening disease or conditions caused by CBRN threat agents when there are no adequate, approved, and available alternatives."

EUA is an approval limited in scope and, subject to FDA discretion regarding duration of the approval. Devices with EUA are neither formally cleared nor approved for the indication to treat patients with COVID-19 infection.  Such devices are authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of the device under Section 564(b)(l) of the Act, 21 U.S.C § 360bbb-3(b)(1), unless the authorization is terminated or revoked sooner. The FDA can at its discretion cancel the EUA approval when there is no longer a threat to public health.

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

The process of obtaining clearance or approval to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorb® device will be approved for CE Mark labeling under the MDR in other potential medical applications or that it will be approved for cytokine adsorption in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives. The fourth quarter of 2012 was the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb is now available, and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. In 2021, we expanded direct sales to include all applications in Sweden, Denmark and Norway. As part of this effort, the Company established

CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2021, we achieved cumulative sales of CytoSorb of approximately $152,356,000. During this time period, the CytoSorb device represented substantially all of our product sales.

We are approved to sell CytoSorb in all 27 countries in the EU, including Germany, Italy, France and Spain as well as the United Kingdom, and currently have either direct sales or distributors or strategic partnerships in more than 70 countries worldwide.

Registration of CytoSorb is typically required in each of these countries prior to active commercialization, in a process that can take several months to more than a year to achieve. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Peru, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

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

During the years ended 2021, 2020 and 2019, no agency, distributor or direct customer represented more than 10 percent of the Company’s total revenue.

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

Moreover, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies are generally not determined until the conclusion of the proceedings and are frequently modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other forums, both domestic and international.

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of February 28, 2021, our patent portfolio includes 21 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2022 and 2038 absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Product		Patent	Patent	Patent
Group	Description/Indications	Term	Expiration	Type
CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Coated Polymer and Related Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Coated Polymer and Related One-Step Methods	20 Years	10/18/2022	Standard
CytoSorb	Hemocompatible Polymer Systems and Related Devices	20 Years	7/6/2023	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/30/2031	Standard
CytoSorb	Polymer Modification	20 Years	12/31/2031	Standard
CytoSorb	Method of Treating Acute Radiation Syndrome	20 Years	10/22/2035	Standard
CytoSorb	Method of Treating Inflammation	20 Years	3/31/2031	Standard
CytoSorb	Method of Removal of Impurities from Whole Blood	20 Years	1/6/2032	Standard
CytoSorb	Use of Gastrointestinally Administered Porous Sorbent Polymers	20 Years	10/22/2035	Standard
CytoSorb	Use of Polymeric Sorbent Polymers	20 Years	8/10/2032	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Hemocompatible Modifiers	20 Years	3/31/2034	Standard
CytoSorb	Hemocompatible Porous Beads	20 Years	10/21/2036	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Removal of Endotoxemia	20 Years	5/17/2037	Standard
CytoSorb	Method of Removing Toxins From Blood	20 Years	7/30/2038	Standard

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

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $400,000 for the year ended December 31, 2021.

Employees

As of March 1, 2022, we had 221 full-time and part-time employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.       Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and expect to incur substantial future losses.

We have experienced substantial operating losses since inception. As of December 31, 2021, we had an accumulated deficit of approximately $221,185,000, which included net losses of approximately $24,559,000, $7,837,000 and $19,266,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We may require additional capital in the future to fund our operations.

As of December 31, 2021, we had current assets of approximately $64,299,000, including cash, cash equivalents and restricted cash on hand of approximately $53,825,000 and current liabilities of approximately $13,690,000. For year ended December 31, 2021, our cash burn, which we define as the total of cash used in operating and investing activities from our statement of cash flows, was approximately $18,286,000.  Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We are currently well-capitalized but may require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including but not limited to:

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

We have an effective shelf registration statement dated July 14, 2021 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. All of this amount is available as we have not utilized the existing shelf.  As of December 31, 2021, $25 million of the total shelf amount was allocated to our ATM facility, all of which is still available.

On July 24, 2020, the Company closed on the Offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share.  The Company completed the Offering pursuant to the terms of an Underwriting Agreement, dated as of July 21, 2020, by and among the Company and Cowen and Company, LLC and SVB Leerink LLC, as representatives of the several underwriters named therein. The Company received gross proceeds of approximately $57.5 million from the Offering. After deducting the underwriting discounts and commissions and fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $53.8 million.

On December 30, 2021, we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”).  Pursuant to the Sale Agreement we may offer to sell, from time to time, shares of our common stock, up to a maximum of $25,000,000.  There were no sales pursuant to the Sale Agreement during the year ended December 31, 2021.

On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed until December 31, 2022.

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

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our global supply chain, our ability to obtain raw materials, the manufacturing of and short-term demand for our lead product, CytoSorb, the commercialization of CytoSorb, our research and development activities and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to CytoSorb and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. There may be new or further delays in patient enrollment in the PROCYSS, Hep-On-Fire and STAR clinical trials. For example, in April 2021 we stopped the TISORB single arm study due to continued delays and poor enrollment caused by the COVID-19 pandemic in the U.K., in favor of redirecting those resources to the U.S. STAR-T randomized, controlled trial. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed certain research and development activities that were temporarily suspended as a result of the COVID-19 pandemic, however we have experienced, and may continue to experience, challenges in hiring necessary staff members to conduct our research and development activities, including technical staff. We have also experienced, and may continue to experience, disruptions in our blood supply used for research purposes and we cannot predict when this supply will stabilize. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. Macro factors have impacted, and may continue to negatively impact, our critical care and cardiac surgery markets, including in certain geographies such as Germany. For example, increased hospital restrictions resulting in decreased access of our sales representatives to hospitals and fewer sales meetings with physicians resulted in lower-than-expected sales of CytoSorb during the year ended December 31, 2021 and may contribute to lower-than-expected sales of CytoSob in the future. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The Company estimated that approximately $6.3 million and $9.4 million of its 2021 and 2020 product sales, respectively, were related to the treatment of COVID-19 patients. As the pandemic continues to ease, it is uncertain whether the Company will be able to replace some or all of this revenue in the future.

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

As of March 1, 2022, we had 221 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements had an initial term of three years and were retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. The employment agreements for the Named Executive Officers above have automatically renewed for another year term. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. Additionally, the increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace departing employees at our manufacturing and other facilities and we may experience increased turnover rates. U.S. labor market conditions are currently challenging and labor shortages have been exacerbated by the COVID-19 pandemic. These conditions are expected to persist into 2022 and may lead to higher labor costs. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are scheduled to expire between 2022 and 2038. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Our existing patents are scheduled to expire between 2022 and 2038. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

CytoSorb has already achieved marketing authorization in the EU under the CE marking process and the Medical Devices Directive. It is manufactured at our manufacturing facility in New Jersey under ISO 13485 Full Quality Systems certification. The manufacturing and marketing of our products is subject to extensive and rigorous government regulation in the EU, as well as in the U.S. and in other countries. In the U.S. and other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. There can be no assurance that we will ever obtain the necessary additional approvals to sell our products in the United States or other non-EU countries. Even if we do ultimately receive FDA approval or clearance for any of our products, we will be subject to extensive ongoing regulation. While we have received approval from our notified body to apply the CE mark to our CytoSorb device, we will be subject to extensive ongoing regulation and auditing requirements to maintain the CE mark.

Our products are subject to international regulation as medical devices under the Medical Devices Directive and, once our CE Mark under MDD expires in May 2024 will be subject to the new European Union Medical Device Regulation ("MDR"). In Europe, which we expect to provide the initial market for our products, the notified body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the notified body under these laws. Current international regulations classify our CytoSorb device as a Class IIb device. Even though we have received CE mark certification of the CytoSorb device, there can be no assurance that we will be able to continue to comply with the required annual auditing requirements or other international regulatory requirements that may be applicable. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data will be required to establish reimbursement.

If we fail to maintain the CE Mark in the European Union, we will not be able to commercially sell and market CytoSorb.

In March 2011, CytoSorb, was “CE marked” in the EU as an extracorporeal cytokine adsorber indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. A re-certification audit was conducted in April 2019. The successful completion of this audit CE-certifies CytoSorb under the current Medical Device Directive (93/42/EEC) until May 2024. Prior to the expiration of such certificate, we will apply for certification under the new Medical Devices Regulation (MDR). Failure to certify CytoSorb under the Medical Devices Regulation will prevent us from using the CE mark for commercial distribution of CytoSorb in the European Union. Any new product that we submit for the CE Mark after August 2019 must be approved under the new Medical Devices Regulation.

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

Clinical study results for our CytoSorb  and/or DrugSorb-ATR device may not be indicative of our future clinical study results, and we cannot assure you that any clinical study results will lead to results sufficient for necessary regulatory clearances or product sales. Additionally, clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit, reduce, or prevent additional regulatory clearances or product sales.

To date, we have conducted limited clinical studies on our CytoSorb and DrugSorb-ATR product. There can be no assurance that we will successfully complete additional clinical studies or that our current or future clinical studies will lead to results necessary to receive additional regulatory approvals in markets not covered by the CE Mark. While clinical studies conducted by us and others have produced results we believe to be encouraging, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies.  CytoSorb, DrugSorb-ATR and our other products and product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in previous studies, which could result in decreased sales of our products and product candidates and have an adverse effect on our business and results of operations. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals in markets not covered by the CE Mark. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of CytoSorb, DrugSorb-ATR or another product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business and results of operations. Even though we have received approval to apply the CE Mark to our CytoSorb device as a cytokine adsorber, there can be no assurance that we will be able to receive approval under the MDR for other potential applications of CytoSorb, or that we will receive regulatory clearance or marketing approval from authorities in other targeted regions or countries.

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

In March 2011, we received approval from our notified body to apply the CE Mark to our CytoSorb device for commercial sale as a cytokine adsorber. We also achieved ISO 13485:2003 Full Quality Systems certification, and have since upgraded to ISO 13485:2016 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale in the EU and around the world, as well as for additional clinical studies. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) for medical devices, as set forth in the QSR.  As such, we are subject to continual review and periodic inspections to assess compliance with cGMP/QSR requirements as required by our International notified body.  Accordingly, we must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products on a timely basis, or at all.

In the second quarter of 2018 we quadrupled our manufacturing capacity upon the official completion of the expansion of our CytoSorb manufacturing facility in New Jersey. In connection with the increased demand for the CytoSorb device to treat COVID-19 patients, our commercial distribution of CytoSorb has been, and may continue to be, delayed. Supply issues remain a potential cause of delay due to impact on COVID-19 on our material and logistics suppliers. In an attempt to reduce such delays, we have scaled, and preordered materials where possible to minimize disruptions in supply and will likely need to continue to scale up and increase our manufacturing capabilities in the future. To the extent we are required to expand our manufacturing capabilities, including the use of new or additional manufacturing facilities, our production may be delayed as we seek compliance with regulatory requirements.   No assurance can be given that we will be able to successfully source or leverage new manufacturing facilities or, once sourced, scale up such manufacturing facilities, and do so at an acceptable cost or quality,  or that we will have sufficient financial or technical resources to do so on a timely basis or at all.

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

For the year ended December 31, 2021, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the recent exit by the U.K. from the EU, or the rapidly evolving conflict between Russia and Ukraine, and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, our inability to timely engage with and collect payment from customers in Russia and other affected regions, or otherwise affect our ability to do business. Additionally, global events such as the current COVID-19 coronavirus pandemic and the conflict in Ukraine, that have or could, slow worldwide economies, disrupt travel and trade, and destabilize financial markets, may interfere with our ability to raise capital, sell and market our products, obtain reimbursement and payment of our products, or reduce the ability of our customers to pay for our product. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

Our business may be negatively affected if the United States and/or the countries in which we sell our products participate in wars, military actions or are otherwise the target of international terrorism.

Involvement in a war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on healthcare technology, (iii) our inability to effectively market and distribute our products globally (iv) our inability to timely engage with and collect payment from our customers or (v) our inability to access capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. CytoSorb is currently distributed in Russia. While the existing sanctions do not currently prohibit the distribution of CytoSorb in Russia, additional sanctions may be imposed in the future that could prevent us from selling CytoSorb in this or other affected regions. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism or the involvement in a war or other military actions by the United States and/or the countries in which we sell or distribute our products, including Russia, will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Our common stock closed as high as $11.48 and as low as $4.05 per share between January 1, 2021 December 31, 2021 on Nasdaq. On March 9, 2022, the closing price of our common stock, as reported on Nasdaq, was $3.59. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

•	fluctuations in our operating results;
•	announcements of product releases by us or our competitors;
●	announcements of clinical data, analyst or media reports;
•	announcements of acquisitions and/or partnerships by us and our competitors; and
•	general market conditions.

There is no assurance that the price of our common stock will not continue to be volatile.

Directors, executive officers and principal stockholders own a significant percentage of the shares of common stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2021, two shareholders hold 10.8% of our shares and our directors and officers hold 5.6% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 56,522,000 shares remain available for issuance as of December 31, 2021 and may be issued by us without stockholder approval.

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

On December 30, 2021 we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”).  Pursuant to the Sale Agreement we may offer to sell, from time to time shares of our common stock through “at-the-market” offerings, up to a maximum of $25,000,000. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties.

We currently operate two facilities near Princeton, New Jersey and two facilities in Berlin, Germany as follows:

1.	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of February 2022, our monthly base rent is approximately $111,000.
2.	Our Deer Park Drive facility consists of approximately 20,820 sq. ft., housing research laboratories and manufacturing operations under a lease agreement which expires in December 31 2022. Our monthly base rent as of February 2022 is approximately $35,300 and we additionally reimburse the landlord for monthly operating expenses of approximately $30,100.
3.	Our office facility leases in Berlin, Germany require combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five year option to renew that would extend the lease term to August 31, 2031.
4.	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

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

Approximate Number of Equity Security Holders

As of February 15, 2022, there were approximately 13,000 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Stock Performance Graph

The following graph shows the value of an investment of $100 on December 31, 2016 in each of CytoSorbents Corporation common stock, the Russell 2000 Index and the Nasdaq Biotech Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31st of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

CytoSorbents Corporation vs. Russell 2000 Index and Nasdaq Biotech Index

Comparison of 5 Year Total Cumulative Return

Value of a $100 Investment on December 31, 2016

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2021.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2021 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

	2021	2020	2019	2018	2017
Revenue:
Sales	$40,108,567	$39,452,502	$22,765,854	$20,252,383	$13,38
Grant income	3,056,960	1,552,099	2,183,619	2,251,525	1,768,901
Total revenue	43,165,527	41,004,601	24,949,473	22,503,908	15,150,754
Cost of revenue	11,047,350	11,052,409	7,363,919	7,489,400	5,518,360
Gross margin	32,118,177	29,952,192	17,585,554	15,014,508	9,632,394
Operating expenses:
Research and development	16,380,930	8,810,561	12,091,797	7,723,028	3,221,233
Legal, financial and other consulting	2,731,515	3,048,242	2,462,151	2,002,032	1,339,493
Selling general and administrative	35,750,477	28,463,723	22,005,670	20,874,376	14,914,266
Total operating expenses	54,862,922	40,322,526	36,559,618	30,599,436	19,474,992
Loss from operations	(22,744,745)	(10,370,334)	(18,974,064)	(15,584,928)	(9,842,598)
Other income (expense):
Interest income (expense), net	28,007	(1,201,067)	(1,033,661)	(1,461,045)	(749,076)
Foreign currency transaction gain (loss)	(2,577,913)	2,607,139	(350,365)	(784,752)	1,454,136
Total other income (expense), net	(2,549,906)	1,406,072	(1,384,026)	(2,245,797)	705,060
Loss before benefit from income taxes	(25,294,651)	(8,964,262)	(20,358,090)	(17,830,725)	(9,137,538)
Benefit from income taxes	736,003	1,127,074	1,092,446	619,546	676,739
Net loss	(24,558,648)	(7,837,188)	(19,265,644)	(17,211,179)	(8,460,799)
Dividends	—	—	—	—	335,731
Net loss available to common stockholders, basic and diluted	$(24,588,648)	$(7,837,188)	$(19,265,644)	$(17,211,179)	$(8,796,530)
Weighted average common shares outstanding, basic and diluted	43,359,186	38,818,990	32,255,253	30,719,176	27,613,911
Net loss per share, basic and diluted	$(0.57)	$(0.20)	$(0.60)	$(0.56)	$(0.32)

	As of December 31,
	2021	2020	2019	2018	2017
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,137,707	$71,421,601	$12,232,418	$22,368,837	$17,321,862
Working capital	50,608,748	72,299,881	10,965,262	21,725,888	12,891,009
Total assets	89,519,282	89,950,471	27,382,510	34,196,763	24,103,307
Preferred stock	—	—	—	—	—
Accumulated deficit	(221,185,295)	(196,626,647)	(188,789,459)	(169,523,815)	(152,312,636)
Total stockholders’ equity	62,578,197	79,215,579	3,418,042	16,934,600	10,262,835

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2021, 2020 and 2019 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology.  We have a number of products commercialized and in development based on this technology platform.  Our flagship product, CytoSorb®, is already commercialized, and is being investigated to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist.  In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.  In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 162,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,600 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. CytoSorb was also granted a second FDA Breakthrough Device designation for the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The technology is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. We have numerous other product candidates under development based upon this unique blood purification technology, including CytoSorb XL, K+ontrol, HemoDefend-RBC, HemoDefend-BGA, ContrastSorb, DrugSorb, DrugSorb-ATR and others.

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

●	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

●	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that is being evaluated in the U.S. STAR-T and STAR-D pivotal randomized, controlled trial to reduce the antithrombotic drugs, ticagrelor, apixaban and rivaroxaban to reduce bleeding complications in patients undergoing cardiothoracic surgery while on these drugs.
●	ECOS-300CY — an adsorption cartridge approved in the E.U. for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of maintaining or improving solid organ function. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.
●	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
●	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
●	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
●	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
●	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
●	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
●	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
●	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, the U.S. Air Force, U.S. Special Operations Command, and others.

Results of Operations

Comparison of the year ended December 31, 2021 and 2020

Revenues:

For the year ended December 31, 2021, we generated total revenue, which includes product revenue and grant income, of approximately $43,166,000 as compared to revenues of approximately $41,005,000 for the year ended December 31, 2020, an increase of approximately $2,161,000, or 5%. Revenue from product sales was approximately $40,109,000 for the year ended December 31, 2021, as compared to approximately $39,453,000 in the year ended December 31, 2020, an increase of approximately $656,000 or 2%. Direct sales increased by approximately $361,000 and distributor sales increased by approximately $295,000 during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $1,690,000 for the year ended December 31, 2021, as compared to approximately $1,341,000 in 2020. Though difficult to quantify, we estimate that approximately $6.3 million and $9.4 million of total product sales during the years ended December 31, 2021 and 2020 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, sales were positively impacted by approximately $1,207,000.  For the year ended December 31, 2021, the average exchange rate of the Euro to the U.S. dollar was $1.18 as compared to an average exchange rate of $1.14 for the year ended December 31, 2020.

Cost of Revenue:

For the years ended December 31, 2021 and 2020, cost of revenue was approximately $11,047,000 and $11,052,000, respectively, a decrease of approximately $5,000. Product cost of revenues decreased approximately $1,447,000 during the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was related to certain costs associated with the rapid ramp-up of production during the year ended December 31, 2020 that did not recur during the year ended December 31, 2021. These decreases were offset by the negative impact of non-recurring costs related to prior years tariffs as a result of an audit by the German Customs Authorities of approximately $732,000 and the offsetting non-recurring positive impact of the Employee Retention Tax Credit of approximately $388,000, both of which were recorded in the first quarter of 2021.  Product gross margins were approximately 80% for the year ended December 31, 2021 and approximately 76% for the year ended December 31, 2020.

Gross Profit:

Gross profit was approximately $32,118,000 for the year ended December 31, 2021, an increase of approximately $2,166,000 or 7%, over gross profit of $29,952,000 in 2020. This increase is attributed to the reasons discussed above.

Research and Development Expenses:

Our research and development costs were approximately $16,381,000 and $8,811,000 for the years ended December 31, 2021 and 2020, respectively, an increase of approximately $7,570,000, or 86%. This increase was due to an increase in clinical trial and related costs of approximately $4,670,000, due primarily to the start-up of our STAR-T and STAR-D clinical trials in the U.S. and our PROCYSS and Hep-On-Fire clinical trials in Germany, an increase in salaries related to our clinical trial activities of approximately $1,620,000 due to the hiring of additional clinical expertise, an increase in rent expense of approximately $943,000 related to rent expense on our new facility, an increase in other research and development labor costs of approximately $294,000 related to the hiring of additional scientific expertise and an increase in other research and development costs of approximately $43,000.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $2,732,000 and $3,048,000 for the years ended December 31, 2021 and 2020, respectively, a decrease of approximately $316,000, or 10%. This decrease was due to due to a decrease in hiring fees of approximately $319,000, a decrease in legal fees of approximately $263,000, and a decrease in accounting fees of approximately $28,000. These increases were offset by an increase in consulting fees of approximately $294,000 related to certain corporate initiatives.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were approximately $35,750,000 and $28,464,000 for the years ended December 31, 2021 and 2020, respectively, an increase of approximately $7,286,000, or 26%. This increase is related to an increase in salaries, commissions and related costs of approximately $4,476,000, an increase in non-cash restricted stock expense of approximately $989,000 related to restricted stock units granted to the Company’s executive officers, an increase in non-cash stock option compensation expense of approximately $507,000, an increase in commercial insurance of approximately $280,000, an increase in sales and marketing costs, which include advertising and conference attendance of approximately $1,152,000 and an increase in travel and entertainment costs of approximately $121,000.  These increases were offset by a decrease in contracted public relations costs of approximately $210,000 and a decrease in other general and administrative expenses of approximately $29,000.

Interest Expense, Net:

For the year ended December 31, 2021, interest income, net was approximately $28,000, as compared to interest expense, net of approximately $1,201,000 for the year ended December 31, 2020. This decrease in net interest expense of approximately $1,229,000 was the result of the payoff of our outstanding term loans with Bridge Bank in December of 2020.

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2021, the loss on foreign currency transactions was approximately $2,578,000, as compared to a gain on foreign currency transactions of approximately $2,607,000 for the year ended December 31, 2020. The 2021 loss is directly related to the decrease of the exchange rate of the Euro at December 31, 2021 as compared to December 31, 2020. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at December 31, 2021 as compared to $1.22 per Euro at December 31, 2020. The 2020 gain is directly related to the increase in the exchange rate of the Euro at December 31, 2020, as compared to December 31, 2019. The exchange rate of the Euro to the U.S. dollar was $1.22 per Euro at December 31, 2019 as compared to $1.12 per Euro at December 31, 2019.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $736,000 and $1,127,000 for the years ended December 31, 2021 and 2020, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

Comparison of the year ended December 31, 2020 and 2019

Revenues:

For the year ended December 31, 2020, we generated total revenue, which includes product revenue and grant income, of approximately $41,005,000 as compared to revenues of approximately $24,949,000 for the year ended December 31, 2019, an increase of approximately $16,056,000, or 64%. Revenue from product sales was approximately $39,453,000 for the year ended December 31, 2020, as compared to approximately $22,766,000 in the year ended December 31, 2019, an increase of approximately $16,787,000 or 73%. This increase was driven by an increase in direct sales of approximately $8,917,000 resulting from sales to both new customers and repeat orders from existing customers and an increase in distributor sales of approximately $7,769,000. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $1,341,000 for the year ended December 31, 2020.  Though difficult to quantify, we estimate that approximately $9.4 million of total product sales during the year ended December 31, 2020 was due to the demand for CytoSorb to treat COVID-19 patients.  In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, sales were positively impacted by approximately $693,000.  For the year ended December 31, 2020, the average exchange rate of the Euro to the U.S. dollar was $1.14 as compared to an average exchange rate of $1.12 for the year ended December 31, 2019.

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

History of Operating Losses

We have experienced substantial operating losses since inception. As of December 31, 2021, we had an accumulated deficit of approximately $221,185,000, which included losses of approximately $24,559,000, $7,837,000 and $19,266,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Historically, our losses have resulted principally from costs incurred in the research and development of our polymer technology, our legal, financial and consulting expenses, and selling, general and administrative expenses, which together were approximately $54,863,000, $40,323,000 and $36,560,000 and for the years ended December 31, 2021, 2020 and 2019, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private and public placement of our debt and equity securities. At December 31, 2021, we had current assets of approximately $64,299,000 including cash, cash equivalents and restricted cash on hand of approximately $53,825,000 and had current liabilities of approximately $13,690,000. As of December 31, 2021, $25 million of our total shelf amount was allocated to our ATM facility, all of which is still available. Also, we expect to receive approximately $736,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey in the first half of 2022.

We believe that we have sufficient cash to fund our operations and clinical trial activities well into the future.

Loan and Security Agreement

The Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), are parties to that certain Loan and Security Agreement (“Original Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), which was most recently amended on January 19, 2022 (the “Fourth Amendment Date”) under that certain Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Amendment” and the Original Agreement, as so amended, the “Loan Agreement”). Under the Loan Agreement, the Bank has agreed to loan a tranche of term loans in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Loan Agreement) (the “Term C Loan”).  For further discussion regarding the Loan Agreement and the Term C Loan, please see Note 7 – Long Term Debt to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Lease Commitments

We currently operate two leased facilities near Princeton, New Jersey and two leased facilities in Berlin, Germany as follows:

●	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of February 2022, our monthly base rent is approximately $111,000.
●	Our Deer Park Drive facility consists of approximately 20,820 sq. ft., housing research laboratories and manufacturing operations under a lease agreement which expires on December 31 2022. Our monthly base rent as of February 2022 is approximately $35,300 and additionally we reimburse the landlord for monthly operating expenses of approximately $30,100.
●	Our office facility leases in Berlin, Germany require combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031.
●	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

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

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Registered Public Accounting Firm

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the financial statements of included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. This report is included with the financial statements included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

None.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10.          Directors, Executive Officers and Control Persons.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11.          Executive Compensation.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

Item 14.          Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 7, 2022, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)          Financial Statements and Schedules:

1.      Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are included herein:

2.      Financial Statement Schedules

Not applicable.

3.      List of Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated June 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019).

3.2	Amended and Restated Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2021).

4.1*	Description of Capital Stock of CytoSorbents Corporation.

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

10.22

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.23

Success Fee Letter, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2018).

10.24

Success Fee Letter, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.25†

Exclusive Distribution Agreement, dated as of September 26, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l. (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed on March 7, 2019).

10.26†

Amendment to Exclusive Distribution Agreement, dated December 15, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K filed on March 7, 2019).

10.27

Open Market Sale AgreementSM, dated as of December 30, 2021, by and between CytoSorbents Corporation and Jefferies LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2021).

10.28

Lease, dated as of March 26, 2021, by and between 300 CR LLC and CytoSorbents Medical, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2021).

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

101

The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) Notes to the Consolidated Financial Statements.

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

Item 16.          Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2022.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	March 10, 2022
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 10, 2022
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 10, 2022
Al Kraus

/s/ Alan D. Sobel	Director	March 10, 2022
Alan D. Sobel

/s/ Edward R. Jones	Director	March 10, 2022
Edward R. Jones

/s/Michael G. Bator	Director	March 10, 2022
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2021.

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, was engaged to audit our internal controls over financial reporting. Their report appears on page F-3.

/s/ Dr. Phillip P. Chan	/s/ Kathleen P. Bloch
Dr. Phillip P. Chan	Kathleen P. Bloch
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 10, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cytosorbents Corporation:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cytosorbents Corporation (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Basis for Opinions

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

Critical Audit Matter

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Stock Based Compensation

Description of the Matter

As discussed in Notes 2 and 11 of the consolidated financial statements, the Company grants stock-based awards including stock options, restricted stock units and performance-based stock awards to their employees as compensation for their service. The Company recorded approximately $4,020,000 in stock-based compensation expense during the year ended December 31, 2021. Certain awards include performance conditions that only vest if those conditions are met, and the quantity of awards received can range based on the level performance achieved. In 2021, the Company had 1,323,4000 of such awards outstanding, and recorded stock-based compensation expense related to these performance awards of approximately $273,000.

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

How we Addressed the Matter in our Audit

Addressing the matter involved obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s process for determining stock-based compensation expense, including testing management’s review controls over the underlying calculations, the significant assumptions used in valuing certain awards, identification of the terms of the performance conditions and the key inputs used in determining the outcome of each performance condition. We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards, such as service inception date based on the annual performance conditions. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. Additionally, we tested the related valuation report on volatility prepared by its specialists by involving our internal valuation specialists to assess the valuation methodologies and assumptions used. We determined whether performance targets were satisfied in accordance with the contractual conditions, and recalculated grant date fair value by multiplying the awarded quantity of awards by the grant price. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 2 and 11 in relation to these matters.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2004.

East Brunswick, New Jersey

March 10, 2022

PCAOB ID Number 100

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$52,137,707	$71,421,601
Grants and accounts receivable, net of allowance for doubtful accounts of $60,539 and $46,851 at December 31, 2021 and 2020, respectively	4,523,430	5,159,275
Inventories	4,766,098	2,673,799
Prepaid expenses and other current assets	2,871,655	3,198,460
Total current assets	64,298,890	82,453,135

Property and equipment – net	5,150,886	2,119,927
Restricted cash	1,687,459	—
Right of use asset	13,423,472	1,029,123
Other assets	4,958,575	4,348,286
Total Assets	$89,519,282	$89,950,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,805,235	$1,835,082
Accrued expenses and other current liabilities	10,314,341	7,870,687
Lease liability – current portion	570,566	447,485
Total current liabilities	13,690,142	10,153,254
Lease liability, net of current portion	13,250,943	581,638
Total liabilities	26,941,085	10,734,892

Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2021 and 2020	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,478,487 and 43,221,999 shares issued and outstanding at December 31, 2021 and 2020, respectively	43,478	43,222
Additional paid-in capital	283,194,429	277,533,082
Accumulated other comprehensive income (loss)	525,585	(1,734,078)
Accumulated deficit	(221,185,295)	(196,626,647)
Total stockholders' equity	62,578,197	79,215,579
Total Liabilities and Stockholders’ Equity	$89,519,282	$89,950,471

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenue:
CytoSorb sales	$39,996,700	$39,342,102	$22,545,754
Other sales	111,867	110,400	220,100
Total product sales	40,108,567	39,452,502	22,765,854
Grant income	3,056,960	1,552,099	2,183,619
Total revenue	43,165,527	41,004,601	24,949,473
Cost of revenue	11,047,350	11,052,409	7,363,919
Gross profit	32,118,177	29,952,192	17,585,554
Operating expenses:
Research and development	16,380,930	8,810,561	12,091,797
Legal, financial and other consulting	2,731,515	3,048,242	2,462,151
Selling, general and administrative	35,750,477	28,463,723	22,005,670
Total operating expenses	54,862,922	40,322,526	36,559,618
Loss from operations	(22,744,745)	(10,370,334)	(18,974,064)
Other income (expense):
Interest (expense), net	28,007	(1,201,067)	(1,033,661)
Gain/(loss) on foreign currency transactions	(2,577,913)	2,607,139	(350,365)
Total other income (expense), net	(2,549,906)	1,406,072	(1,384,026)

Loss before benefit from income taxes	(25,294,651)	(8,964,262)	(20,358,090)

Benefit from income taxes	736,003	1,127,074	1,092,446

Net loss attributable to common shareholders	$(24,558,648)	$(7,837,188)	$(19,265,644)

Basic and diluted net loss per common share	$(0.57)	$(0.20)	$(0.60)

Weighted average number of shares of common stock outstanding	43,359,186	38,818,990	32,255,253

Comprehensive loss:
Net loss	$(24,558,648)	$(7,837,188)	$(19,265,644)
Other comprehensive income (loss):
Currency translation adjustment	2,259,663	(2,260,056)	237,803
Comprehensive loss	$(22,298,985)	$(10,097,244)	$(19,027,841)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	31,774,139	$31,774	$186,138,466	$288,175	$(169,523,815)	$16,934,600
Stock based compensation - employees, consultants and directors	—	—	1,666,024	—	—	1,666,024
Issuance of common stock - offerings, net of fees incurred	191,244	192	673,461	—	—	673,653
Issuance of restricted stock options	84,249	84	663,284	—	—	663,368
Proceeds from exercise of warrants	360,358	361	1,768,130	—	—	1,768,491
Cashless exercise of warrants	9,029	9	(9)	—	—	—
Proceeds from exercise of stock options	173,734	174	739,573	—	—	739,747
Cashless exercise of stock options	23,354	22	(22)	—	—	—
Other comprehensive income, foreign translation adjustment	—	—	—	237,803	—	237,803
Net loss	—	—	—	—	(19,265,644)	(19,265,644)
Balance at December 31, 2019	32,616,107	32,616	191,648,907	525,978	(188,789,459)	3,418,042
Stock based compensation - employees, consultants and directors	—	—	3,513,671	—	—	3,513,671
Issuance of common stock - offerings, net of fees incurred	10,163,256	10,162	80,203,846	—	—	80,214,008
Issuance of restricted stock options	87,728	88	657,692	—	—	657,780
Proceeds from exercise of stock options	341,507	342	1,508,980	—	—	1,509,322
Cashless exercise of stock options	13,401	14	(14)	—	—	—
Other comprehensive income, foreign translation adjustment	—	—	—	(2,260,056)	—	(2,260,056)
Net loss	—	—	—	—	(7,837,188)	(7,837,188)
Balance at December 31, 2020	43,221,999	43,222	277,533,082	(1,734,078)	(196,626,647)	79,215,579
Stock based compensation - employees, consultants and directors	—	—	4,020,819	—	—	4,020,819
Issuance of common stock - offerings, net of fees incurred	—	—	(90,000)	—	—	(90,000)
Issuance of restricted stock options	106,662	107	928,310	—	—	928,417
Proceeds from exercise of stock options	139,102	139	805,060	—	—	805,199
Cashless exercise of stock options	10,724	10	(2,842)	—	—	(2,832)
Other comprehensive loss, foreign translation adjustment	—	—	—	2,259,663	—	2,259,663
Net loss	—	—	—	—	(24,558,648)	(24,558,648)
Balance at December 31, 2021	43,478,487	$43,478	$283,194,429	$525,585	$(221,185,295)	$62,578,197

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(24,558,648)	$(7,837,188)	$(19,265,644)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation	2,183,317	1,193,949	1,173,743
Depreciation and amortization	731,578	660,788	581,532
Amortization of right of use asset	398,035
Bad debt expense (recovery)	(512)	(102,310)	72,429
Foreign currency transaction (gains) losses	2,577,913	(2,607,139)	350,365
Stock-based compensation	4,020,819	3,513,671	1,666,024
Amortization of loan acquisition costs	—	322,812	115,206
Changes in operating assets and liabilities:
Grants and accounts receivable	420,578	(326,860)	(642,171)
Inventories	(2,350,547)	(461,512)	(1,284,848)
Prepaid expenses and other current assets	280,915	(1,076,849)	(953,888)
Other assets	(135,857)	—	4,030
Accounts payable and accrued expenses	2,426,810	1,107,352	1,424,440
Net cash used by operating activities	(14,005,599)	(5,613,286)	(16,758,782)

Cash flows from investing activities:
Purchases of property and equipment	(3,641,248)	(708,395)	(698,165)
Patent costs	(640,013)	(967,823)	(821,952)
Net cash used by investing activities	(4,281,261)	(1,676,218)	(1,520,117)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,410,900	5,000,000
Repayment of long-term debt	—	(16,410,900)	—
Final fee on long-term debt	—	(375,000)	—
Payment of loan acquisition costs	—	—	(4,212)
Equity contributions - net of fees incurred	(90,000)	80,214,008	673,653
Proceeds from exercise of stock options	805,199	1,509,322	739,747
Proceeds from exercise of warrants	—	—	1,768,491
Net cash provided by financing activities	715,199	66,348,330	8,177,679
Effect of exchange rates on cash	(24,774)	130,357	(35,199)
Net change in cash and cash equivalents	(17,596,435)	59,189,183	(10,136,419)

Cash and cash equivalents at beginning of year	71,421,601	12,232,418	22,368,837
Cash and cash equivalents at end of year	$53,825,166	$71,421,601	$12,232,418

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$1,127,647	$1,059,541

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$928,417	$657,780	$425,639

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

In years prior to December 31, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”).  Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately  $53.8 million. See Note 11. As of December 31, 2021, the Company’s cash, cash equivalents and restricted cash balances were approximately $53.8 million, which the Company expects will fund the Company’s operations well beyond twelve months from the issuance of these financial statements. As a result, the Company has determined that the going concern risk has been substantially mitigated.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. CytoSorb, the Company's flagship product, was approved in the European Union (“EU”) in March 2011, and is currently being marketed and distributed in more than 70 countries around the world, as a safe and effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2022 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(2,578,000), $2,607,000 and $(350,000) for the years ended December 31, 2021, 2020 and 2019, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts shown in the consolidated balance sheets and consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$52,137,707	$71,421,601
Restricted cash	1,687,459	—
Total cash, cash equivalents and restricted cash	$53,825,166	$71,421,601

Restricted Cash

The Company’s total restricted cash in the amount of $1,687,459 consists of cash of $1,467,459 that the Company is obligated to maintain as collateral for the outstanding letter of credit with Bridge Bank that was provided to the landlord of the College Road facility as security and cash of $220,000 that the Company is obligated to maintain as collateral for the credit limit on the Company’s credit card account.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are reserved in the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2021 and 2020, the Company’s inventory was comprised of finished goods, which amounted to $3,084,606 and $1,164,635, respectively, work in process which amounted to $1,322,736 and $1,222,062, respectively and raw materials which amounted to $358,756 and $287,102, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

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

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $615,000, $285,000 and $314,000 in 2021, 2020 and 2019, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits at December 31, 2021 or 2020. The Company files tax returns in the U.S. federal and state jurisdictions.

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

A significant portion of the Company’s revenues are from product sales in Germany. Substantially all of the Company’s grant and other income are from grant agencies in the United States. (See Note 3 for further information relating to the Company’s revenue.)

As of December 31, 2021, one distributor accounted for approximately 12% of outstanding grants and accounts receivables. As of December 31, 2020, no agency, distributor/strategic partners or direct customer represented more than 10% of outstanding grants and accounts receivable. For the years ended December 31, 2021, 2020 and 2019 no agency, distributor/strategic partners or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Net Loss per Common Share

Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding warrants, stock options and restricted shares. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (See Note 12).

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $276,000, $560,000 and $476,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Effect of Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update No. 2021-10 entitled “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance” (the “ASU”).  This ASU will require enhanced disclosures related to the Company’s contracts with the U.S. Government. The ASU is effective for annual periods beginning after December 15, 2021.  The Company intends to implement the provisions of this ASU during the first quarter of 2022.

3. REVENUE:

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$189,167	$1,500,700	$—	$1,689,867
Germany	21,006,432	—	—	21,006,432
All other countries	5,846,256	11,566,012	—	17,412,268
Total product revenue	27,041,855	13,066,712	—	40,108,567
Grant and other income:
United States	—	—	3,056,960	3,056,960

Total revenue	$27,041,855	$13,066,712	$3,056,960	$43,165,527

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$1,148,300	$192,900	$—	$1,341,200
Germany	20,257,410	—	—	20,257,410
All other countries	5,275,619	12,578,273	—	17,853,892
Total product revenue	26,681,329	12,771,173	—	39,452,502
Grant and other income:
United States	—	—	1,552,099	1,552,099

Total revenue	$26,681,329	$12,771,173	$1,552,099	$41,004,601

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2019:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$220,100	$—	$—	$220,100
Germany	14,396,418	—	—	14,396,418
All other countries	3,147,529	5,001,807	—	8,149,336
Total product revenue	17,764,047	5,001,807	—	22,765,854
Grant and other income:
United States	—	—	2,183,619	2,183,619

Total revenue	$17,764,047	$5,001,807	$2,183,619	$24,949,473

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2021	December 31, 2020
Contract receivables, which are included in accounts receivable	$3,000,708	$2,996,679
Contract liabilities, which are included in Accrued expenses and other current liabilities	$2,251,177	$1,014,652

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $303,824 and $286,301 at December 31, 2021 and 2020, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred, which amounted to $1,947,353 and $728,351 at December 31, 2021 and 2020, respectively.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consist of the following:

			Depreciation/
			Amortization
December 31,	2021	2020	Period

Furniture and fixtures	$1,424,476	$1,081,366	7 years
Equipment and computers	5,863,673	4,318,323	3 to 7 years
Leasehold improvements	2,623,356	971,247	Lesser of term of lease or estimated useful life
	9,911,505	6,370,936
Less accumulated depreciation and amortization	4,760,619	4,251,009
Property and Equipment, Net	$5,150,886	$2,119,927

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $542,689, $553,946 and $495,728 respectively.

5. OTHER ASSETS:

Other assets consist of the following:

December 31,	2021	2020

Patent applications pending	$2,717,701	$2,970,354
Patents issued	2,641,603	1,748,938
Less accumulated amortization of patents issued	(657,320)	(496,898)
Patents, net	4,701,984	4,222,394
Security deposits	256,591	125,892
Total	$4,958,575	$4,348,286

Amortization expense amounted to $160,422, $106,842 and $85,804 for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization expense for the next five years will be approximately $192,000 for the year ended December 31, 2022; approximately $189,000 for the year ended December 31, 2023; approximately $189,000 for the year ended December 31, 2024; approximately $189,000 for the year ended December 31, 2025 and approximately $188,000 for the year ended December 31, 2026.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

December 31,	2021	2020

Accrued salaries and commissions	$3,270,715	$2,908,320
Deferred revenue	1,947,353	728,351
Clinical studies	1,767,826	781,041
Accrued accounts payable	1,044,088	631,642
Accrued royalties	769,262	916,695
Professional fees	314,068	317,575
Customer rebates	214,119	305,852
Sales, payroll and income taxes payable	785,818	1,159,215
Travel and entertainment	88,850	24,267
Board of Director fees	71,381	62,140
Congresses	40,861	35,589
	$10,314,341	$7,870,687

7. LONG-TERM DEBT:

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the "First Amendment") with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the "2018 Letter"). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement.  On December 4, 2020 (the “Third Amendment Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank.  Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, if needed. On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed.

The Fourth Amendment provides a tranche of term loans (the “Term C Loans") in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Amended Loan and Security Agreement). The Term C Loans, if taken, shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%. Pursuant to the Fourth Amendment, interest on the Term C Loans is subject to an interest rate cap of 8.00%. The Fourth Amendment, together with the Amended Loan and Security Agreement, provides for a period of interest only payments on the Term C Loan until the amortization date, which is January 1, 2024. The interest-only period may be further extended through July 2024 if the Company maintains compliance with certain conditions as outlined in the Fourth Amendment. Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the Term C Loans. The maturity date of the Term C Loan is December 1, 2025.

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which will amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000 and the total unamortized loan costs related to the Term Loans amounted to approximately

$45,000.  These costs were amortized and written off as a charge to interest expense.  For the years ended December 31, 2021, 2020, and 2019, the Company recorded interest expense amounting to $75,000, $76,718 and $33,175, respectively related to these costs.  In addition, the Amended and Restated Loan and Security Agreement required the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of each Term Loan funded upon the earlier of the (i) April 1, 2022 maturity date or (ii) termination of the Term Loan via acceleration or prepayment.  On the Third Amendment Closing Date, the Company paid a final fee of $375,000. For the years ended December 31, 2021, 2020 and 2019 the Company recorded interest expense of $0, $246,095, and $82,031, respectively, related to accrual and payment of the final fee.

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

2022 Success Fee Letter:

Pursuant to the 2022 Success Fee Letter, the Borrower will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5,000,000 if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). Borrower may pay the Success Fee in cash or in shares of common stock, at Borrower's sole discretion. The right of Bank to receive the Success Fees and the obligation of the Borrower to pay the Success Fees hereunder shall terminate on the date that is fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans.

Paycheck Protection Program:

On April 13, 2020, the Company received approximately $1,411,000 in loan proceeds from the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) of the United States government. This program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On April 29, 2020, following a reassessment of the Company’s financial and operating position, including cash on hand and access to public capital markets, the Company repaid the PPP loan.

8. LEASES:

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced on June 1, 2021. The Early Term commenced on June 1, 2021 and lasted until September 30, 2021. The lease also contains two five-year renewal options; however, the Company has determined that it is not likely that they will exercise these options. Commencing on September 30, 2021, the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term). In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2021, the Company recorded a Right of Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations during the remaining lease term that commenced on September 30, 2021, the Company will recognize rent expense on this lease on straight line basis over the remaining term of the lease for the difference between the rent expense recognized and the required payments under the lease.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord at the existing Monmouth Junction facility which became effective May 31, 2021. This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent is approximately $35,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company will vacate a portion of the space as of May 31, 2022. The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate. The Company’s base rent for the remaining space will be approximately $20,000 per month. Monthly operating expenses will be approximately $11,000 per month. In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000. At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises. Effective April 1, 2021, the Company adjusted its incremental borrowing rate to the incremental borrowing rate used in the College Road lease and recalculated the right of use asset and lease liability under the amended terms of this lease. In addition, the Company also adjusted the incremental borrowing rate and related right of use asset and lease liability on the existing Germany office lease effective April 1, 2021.

In September 2021, the Company extended its two operating leases for its office facility in Germany. These leases require combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031. There are no provisions in the leases to increase the base rent during the renewal period. There were no lease incentives and no initial direct costs were incurred related to these leases.

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

Right-Of-Use Asset and Lease Liability:

The Company's consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include all expected renewals for all periods as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company's incremental borrowing rate, which is 9.8%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of-use asset and related lease liability is as follows:

	December 31,
	2021	2020
Right-of-use asset	$13,423,472	$1,029,123

Total lease liability	$13,821,509	$1,029,123
Less current portion	(570,566)	(447,485)
Lease liability, net of current portion	$13,250,943	$581,638

The maturities of the lease liabilities are as follows as of December 31, 2021:

2022	$1,896,652
2023	1,266,346
2024	1,656,678
2025	1,695,677
2026	1,735,747
Thereafter	19,009,219
Total lease payments	27,260,319
Present value discount	13,438,810
Total	$13,821,509

For the years ended December 31, 2021, 2020 and 2019, operating cash flows paid in connection with operating leases amounted to approximately $1,968,000, $937,000 and $906,000, respectively.

As of December 31, 2021 and 2020 the weighted average remaining lease term was 14.3 years and 4.0 years, respectively.

9. INCOME TAXES:

The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company’s consolidated loss before income taxes for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(18,829,797)	$(5,682,628)	$(11,921,799)
Foreign	(6,464,854)	(3,281,634)	(8,436,291)
Total	$(25,294,651)	$(8,964,262)	$(20,358,090)

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
State Tax, including sale of New Jersey losses & credits	$736,003	$1,127,074	$1,092,446
Foreign tax provision	—	—	—
	$736,003	$1,127,074	$1,092,446

As of December 31, 2021, the Company had federal net operating loss ("NOL") carryforwards of approximately $83.5 million, state NOL carry forwards of approximately $9.3 million, and foreign NOL carry forwards of approximately $29.9 million, which may be available to offset future taxable income, if any. The federal NOL carryforwards of $83.5 million, if not utilized, will expire between 2022 and 2037. The federal NOL carryforwards of $35.7 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state NOL carryforwards of $9.3 million, if not utilized, will begin to expire in 2041. As of December 31, 2021, the Company had Federal and state research and development tax credit carryforwards of approximately $2.7 million and $70,000, respectively, available to reduce future tax liabilities, which will begin to expire at various dates starting in 2022.

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

U.S. Tax Reform

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Reform Legislation"), which made significant changes to U.S. federal income tax law. The Company expected that certain aspects of the Tax Reform Legislation will positively impact the Company’s future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate. Set forth below is a discussion of certain provisions of the Tax Reform Legislation and a preliminary assessment of the effect of such provisions on the Company’s results of operations, cash flows and consolidated financial statements.

Beginning January 1, 2018, the Company’s U.S. income, if any, is taxed at a 21 percent federal corporate rate. Further, the Company is required to recognize the effect of this rate change on its deferred tax assets and liabilities, and deferred tax asset valuation allowances in the period the tax rate change is enacted. The Company does not expect any material non-cash impact from this rate change, with adjustments to deferred tax balances offset by adjustments to deferred tax valuation allowances.

Further, the Tax Reform Legislation provides for a one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017. The Company did not pay U.S. federal cash taxes on the deemed repatriation due to an accumulated deficit in foreign earnings for tax purposes. The Company does not expect that its future foreign earnings will be subject to U.S. federal income tax.

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

The Company will receive a net cash amount of approximately $736,000 from the approved sale of the 2020 state NOL and research and development credits in the first half of 2022.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carry forward	$27,190,654	$22,301,154	$20,843,902
Stock options	1,203,272	305,982	329,726
Research and development credit carryforward	2,687,591	2,194,211	1,720,558
Accruals and others	232,665	135,330	56,461
Lease liability	3,997,114	289,287	300,991
Gross deferred tax assets	35,311,296	25,225,964	23,251,638
Less valuation allowance	(31,242,130)	(24,794,474)	(22,857,741)
	4,069,166	431,490	393,897
Deferred tax liability:
Fixed assets	(4,069,166)	(431,490)	(393,897)
Net deferred tax assets	$—	$—	$—

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

The increases in valuation allowance for the years ended December 31, 2021, 2020 and 2019 were $6,447,656, $1,936,732, and $4,623,931, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(2.0)	(9.5)	(4.4)
Foreign rate differential	2.3	3.3	3.7
Permanent items	(6.5)	(2.0)	(2.0)
Rate change and true-up	11.8	17.0	8.0
Change in valuation allowance	(25.5)	(21.6)	(22.7)
R&D credit	1.7	4.4	1.8
Effective income tax rate	2.8%	12.6%	5.4%

10. COMMITMENTS AND CONTINGENCIES:

Customs Examination

In October 2020, the Company received a notice from the German Customs Authorities that they would be conducting an audit of the Company’s import transactions for the years 2018 through 2020 in order to determine if any import taxes would be due.  The audit commenced in early December 2020. The primary import activity of the Company is the importation of CytoSorb devices from the United States.  The German Customs Authorities are challenging the Harmonized Code that the Company utilizes to import the CytoSorb devices into Germany.  The code that has been utilized by the Company has zero import taxes associated with it. The German Customs Authorities have indicated that the Company’s device would be better classified under a different code which has a 1.7% tax associated with it. As part of the audit process, the Company has provided the German Customs Authorities with extensive information about the CytoSorb device, including data regarding the uses of the device, as well as the instructions for use.  In addition, employees of the Company gave the auditors a technical presentation of the scientific properties of the device, focusing on it as an adsorber, as opposed to a filter. The German Customs Authority informed us that the Company must use the code that carries the 1.7% tax. The audit process has been completed and the authorities have issued an assessment of approximately $641,000 for the periods through December 31, 2020. This assessment was paid by the Company in October 2021.

Payroll Tax Examination

In December 2021, the Company was notified that its European subsidiary, CytoSorbents Europe GmbH, would be subject to an audit of their payroll tax and social cost filings for the four-year period from 2018 through 2021. The Company has determined that payroll taxes and social costs were not paid on certain employee expense reimbursements as is required by German tax rules.  Accordingly, the Company has accrued approximately $598,000 as an estimate of this liability. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2021. Approximately $154,000 of this liability relates to 2021, approximately $131,000 relates to 2020, approximately $175,000 relates to 2019 and approximately $138,000 relates to 2018. The audit is on-going and is expected to be completed during the second quarter of 2022.

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. These employment agreements have automatically renewed for an additional 1 year.

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

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a future royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device. For the years ended December 31, 2021, 2020 and 2019, the Company recorded royalty expenses of approximately $1,193,000, $1,172,000, and $675,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the date of the agreement. For the years ended December 31, 2021, 2020 and 2019 per the terms of the license agreement, the Company recorded licensing expenses of approximately $1,988,000 $1,954,000 and $1,125,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

On April 20, 2020, the Company and the Agents entered into an amendment to the Sale Agreement (the “Amendment”) to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of April 20, 2020, the Company could offer and sell Shares having an additional aggregate offering price of up to $50 million under the Sale Agreement, as amended by the Amendment (the “Amended Sale Agreement”).

Subject to the terms of the Amended Sales Agreement, the Agents were required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company was required to pay the Agents a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. The Company has also agreed to provide the Agents with customary indemnification rights. During the year ended December 31, 2019, the Company sold 191,244 shares pursuant to the Amended Sale Agreement, at an average selling price of $4.11 per share, generating net proceeds of approximately $762,000.  During the year ended December 31, 2020, the Company sold 4,110,625 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.64 per share, generating net proceeds of approximately $26.5 million. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2021. In the aggregate, the Company has sold 4,301,869 shares pursuant to the Amended Sale Agreement, at an average selling price of $6.53 per share, generating net proceeds of approximately $27.2 million. In addition, during the year ended December 31, 2020, the Company paid approximately $49,000 related to the Amended Sale Agreement.

The Company may no longer offer and sell additional shares of the Company’s common stock under the Amended Sale Agreement following the declaration of effectiveness of the 2021 Shelf on July 27, 2021.

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company could sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement would have been issued and sold pursuant to the Company’s 2021 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2021. In addition, during the year ended December 31, 2021, the Company paid approximately $90,000 related to the Amended Sale Agreement.

Stock Option Plans

As of December 31, 2021, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 13,400,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2021, there were shares remaining to purchase approximately 6,322,000 and 237,000 units of common stock reserved under the 2014 Plan and the 2006 Plan, respectively.

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

The 2014 Plan provides that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options, which are not ISOs, i.e. “Non-Qualified Options.” Because the Company has not obtained shareholder approval of the 2006 Plan, all options granted thereunder to date are “Non-Qualified Options” and until such shareholder approval is obtained, all future options issued under the 2006 Plan will also be “Non-Qualified Options.”

In December 2014, the Company’s received shareholder approval authorizing the Board of Directors to implement the form, terms and provisions of the 2014 Plan. Accordingly, any options issued to employees under the 2014 Plan will be ISOs within the meaning of Section 422 of the Internal Revenue Code.

Stock-based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2021, 2020 and 2019 amounted to approximately $4,021,000, $3,514,000, and $1,666,000, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The summary of the stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)

Outstanding January 1, 2019	3,658,462	$5.82	7.0
Granted	1,557,300	$7.19	9.5
Forfeited	(747,671)	$7.39	—
Expired	(16,320)	$4.16	—
Exercised	(233,582)	$4.09	—
Outstanding, December 31, 2019	4,218,189	$6.16	7.0
Granted	1,579,106	$6.37	9.0
Forfeited	(34,644)	$7.50	—
Expired	(226,440)	$5.60	—
Exercised	(371,007)	$4.46	—
Outstanding, December 31, 2020	5,165,204	$6.36	7.26
Granted	2,051,980	$8.78	9.30
Forfeited	(138,037)	$6.73	—
Expired	(21,756)	$7.46	—
Exercised	(171,413)	$5.73	—
Outstanding, December 31, 2021	6,885,978	$7.09	7.15

The fair value of each stock option was estimated using the Black Scholes pricing model which takes the following factors into account.

			Current Price
			of the
			Underlying
			Stock and its
	Grant Date	Expected Life	Expected		Risk Free
	Exercise Price	of the Stock	Volatility	Expected	Interest Rate
Year - Ended	Range	Option	Range	Dividends	Range
December 31, 2019	$3.84 to $8.25 per share	10 years	61.9% to 74.3%	0%	1.40% to 2.61%
December 31, 2020	$5.00 - $10.58 per share	10 years	61.7% to 69.8%	0%	0.28% to 0.96%
December 31, 2021	$4.26 - $11.39 per share	10 years	58.2% to 60.7%	0%	0.47% to 1.39%

In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2021 of $4.19 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2021	Price	Life (Years)	Value
$2.65 - $14.50	6,885,978	$7.09	7.15	$166,383

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2021	Price	Value
3,891,132	$6.45	$166,383

The summary of the status of the Company’s non-vested options for the year ended December 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2021	1,998,117	$4.12
Granted	2,051,980	5.26
Forfeited	(138,037)	4.05
Vested	(917,214)	4.34
Non-vested, December 31, 2021	2,994,846	$4.68

As of December 31, 2021, the Company had approximately $5,932,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over 41 months.

Awards of Stock Options:

On April 12, 2021, the Board of Directors granted options to purchase 1,323,400 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2021 operations. Once awarded, these options will vest in four equal tranches, the first tranche vesting on the date of the award. The grant date fair value of these unvested options amounted to approximately $7,042,000. We have recorded approximately $273,000 in stock option expense related to these options for the year ended December 31, 2021 in accordance with the determination made by the Board of Directors on March 1, 2022

On February 28, 2020, the Board of Directors granted options to purchase 1,114,325 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2020 operations. The grant date fair value of these unvested options amounted to approximately $3,883,000. On April 12, 2021, Board of Directors determined that the Company met approximately 88% of these milestones, and accordingly we have recorded $1,070,000 and $914,000 in stock option expense related to these options for the year ended December 31, 2021, and 2020, respectively.

On July 22, 2019, the Board of Directors granted options to purchase 926,800 shares of common stock to the Company's employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company's 2019 operations. The grant date fair value of these unvested options amounted to approximately $4,294,000. On February 18, 2020, Board of Directors determined that the Company has met 35% of these milestones, and accordingly the Company has recorded approximately $667,000 and $735,000 of stock option expense related to these options for the years ended December 31, 2021, and 2020, respectively.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2018	277,200	724,500	1,002,300	2,004,000
Granted 2019	—	—	264,500	264,500
Forfeited 2019	—	(120,000)	(61,750)	(181,750)
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988
Granted 2020	—	120,000	265,700	385,700
Forfeited 2020	—	—	(25,250)	(25,250)
December 31, 2020	277,200	724,500	1,445,500	2,447,200	$19,504,184
Granted 2021	—	—	396,000	396,000
Forfeited 2021	—	—	(132,000)	(132,000)
December 31, 2021	277,200	724,500	1,709,500	2,711,200	$11,359,928

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and managements’ performance in 2018, on March 4, 2019, the Board of Directors granted 22,220 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2021, and 2020, the Company recorded a charge of approximately $11,000 and $33,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements' performance in 2019, on July 22, 2019, the Board of Directors granted 180,300 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2021, and 2020, the Company recorded a charge of approximately $259,000 and $564,000, respectively related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and managements' performance in 2020, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2021 and 2020, the Company recorded a charge of approximately $528,000 and $619,000 related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and management’s performance in 2021, on April 12, 2021, the Board of Directors granted 235,765 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $2,120,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the years ended December 31, 2021, the Company recorded a charge of approximately $1,207,000 related to these restricted stock unit awards.

Additionally, in 2021 certain employees were offered 91,750 restricted stock units as a condition of their employment. These awards were valued at approximately $713,868 at the date of issuance. 46,750 of these restricted stock units vest upon the earlier of a

Change in Control or one third after the second anniversary of the award, one third on the third anniversary of the award, and one third on the fourth anniversary of the award. The other 45,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the years ended December 31, 2021, the Company recorded a charge of approximately $178,000 related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended December 31, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2021	173,972	$6.52
Granted	327,515	$8.65
Vested	(196,525)	$7.64
Non-vested, December 31, 2021	304,962	$8.08

Warrants:

As of December 31, 2021, the Company had no warrants outstanding.

12. NET LOSS PER SHARE:

Basic net loss per share and diluted net loss per share for the years ended December 31, 2021, 2020 and 2019 have been computed by dividing the net loss attributable to common shareholders for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options and restricted stock awards representing approximately 9,902,000, 7,786,000, and 6,503,000 incremental shares at December 31, 2021, 2020 and 2019, respectively, have been excluded from the computation of diluted net loss per share as they are anti-dilutive.

13. RETIREMENT PLAN:

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations.Prior to 2021, the Company provided for a matching contribution of twenty percent of the participants’ contribution on a maximum of five percent of compensation. Effective January 1, 2021, the Company changed its matching contribution to 100% of the participants contribution up to three percent of compensation plus 50% of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to approximately $355,000, $59,200 and $43,800 for the years ended December 31, 2021, 2020 and 2019, respectively.

14. SUBSEQUENT EVENT:

On January 19, 2022, the Company closed on the Fourth Amendment of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed. See Note 7.

15. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

Summarized quarterly data for 2021, 2020 and 2019 are as follows:

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2021:
Total revenue	$10,598,847	$12,024,069	$9,760,416	$10,782,195
Gross margin	7,847,403	9,313,852	7,297,470	7,659,452
Loss from operations	(2,852,191)	(4,924,733)	(5,406,000)	(9,561,821)
Net loss attributable to common stockholders	(4,167,821)	(4,677,530)	(6,406,285)	(9,307,012)
Net loss per share, basic and diluted	(0.10)	(0.11)	(0.15)	(0.25)

2020
Total revenue	$8,707,310	$9,794,903	$10,546,612	$11,955,776
Gross margin	6,322,468	6,545,136	7,656,230	9,428,358
Loss from operations	(2,478,754)	(3,297,667)	(1,959,652)	(2,634,264)
Net loss attributable to common stockholders	(3,452,779)	(2,866,956)	(839,729)	(677,724)
Net loss per share, basic and diluted	(0.10)	(0.08)	(0.02)	0.00

2019:
Total revenue	$5,191,629	$6,232,526	$6,095,007	$7,430,311
Gross margin	3,453,040	4,398,160	4,398,733	5,335,621
Loss from operations	(4,285,193)	(3,629,997)	(5,627,546)	(5,431,328)
Net loss attributable to common stockholders	(4,883,827)	(3,547,405)	(6,885,061)	(3,949,351)
Net loss per share, basic and diluted	(0.15)	(0.11)	(0.21)	(0.13)