Form 10-Q
period 2022-03-31
Cytosorbents Corp
filed 2022-05-03
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 43,562,119 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “DrugSorb-ATR,” “HemoDefend-RBC,” “HemoDefend-BGA, “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and our subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	December 31,
	(Unaudited)	2021

ASSETS
Current Assets:
Cash and cash equivalents	$43,022,814	$52,137,707
Grants and accounts receivable, net of allowance for doubtful accounts of $66,752 as of March 31, 2022 and $60,539 as of December 31, 2021	4,577,010	4,523,430
Inventories	5,445,499	4,766,098
Prepaid expenses and other current assets	2,808,792	2,871,655
Total current assets	55,854,115	64,298,890

Property and equipment, net	7,848,824	5,150,886
Restricted cash	1,687,459	1,687,459
Right of use assets	13,196,795	13,423,472
Other assets	4,684,859	4,958,575
Total Assets	$83,272,052	$89,519,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,825,753	$2,805,235
Lease liability – current portion	486,964	570,566
Accrued expenses and other current liabilities	9,358,910	10,314,341
Total current liabilities	14,671,627	13,690,142
Lease liability, net of current portion	13,172,388	13,250,943
Total Liabilities	27,844,015	26,941,085

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; No shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; and 43,505,948 and 43,478,487 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	43,505	43,478
Additional paid-in capital	284,047,729	283,194,429
Accumulated other comprehensive income	1,488,496	525,585
Accumulated deficit	(230,151,693)	(221,185,295)
Total Stockholders' Equity	55,428,037	62,578,197
Total Liabilities and Stockholders’ Equity	$83,272,052	$89,519,282

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$7,866,865	$10,143,356
Oher product sales	57,592	—
Total product sales	7,924,457	10,143,356
Grant income	766,967	455,491
Total revenue	8,691,424	10,598,847
Cost of revenue	2,277,636	2,751,444
Gross margin	6,413,788	7,847,403
Other expenses:
Research and development	4,243,365	2,282,052
Legal, financial and other consulting	800,735	707,839
Selling, general and administrative	9,160,823	7,709,703
Total expenses	14,204,923	10,699,594
Loss from operations	(7,791,135)	(2,852,191)
Other income (expense):
Interest expense, net	8,027	(10,124)
Miscellaneous income	30,000	—
Loss on foreign currency transactions	(1,213,290)	(1,305,506)
Total other expense, net	(1,175,263)	(1,315,630)

Loss before benefit from income taxes	(8,966,398)	(4,167,821)

Benefit from income taxes	—	—

Net loss attributable to common stockholders	$(8,966,398)	$(4,167,821)

Basic and diluted net loss per common share	$(0.21)	$(0.10)

Weighted average number of shares of common stock outstanding	43,487,946	43,242,791

Net loss	$(8,966,398)	$(4,167,821)
Other comprehensive income:
Currency translation adjustment	962,911	1,157,736
Comprehensive loss	$(8,003,487)	$(3,010,085)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2022 and 2021 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	43,478,487	$43,478	$283,194,429	$525,585	$(221,185,295)	$62,578,197
Stock-based compensation - employees, consultants and directors	—	—	787,417	—	—	787,417
Other comprehensive income: foreign translation adjustment	—	—	—	962,911	—	962,911
Issuance of common stock - offerings, net of fees incurred			(40,359)	—	—	(40,359)
Issuance of restricted stock units	27,461	27	106,242	—	—	106,269
Net loss	—	—	—	—	(8,966,398)	(8,966,398)
Balance at March 31, 2022	43,505,948	$43,505	$284,047,729	$1,488,496	$(230,151,693)	$55,428,037

Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579
Stock-based compensation - employees, consultants and directors	—	—	667,193	—	—	667,193
Other comprehensive income: foreign translation adjustment	—	—	—	1,157,736	—	1,157,736
Proceeds from exercise of stock options	15,257	15	76,538	—	—	76,553
Cashless exercise of stock options	1,774	2	(2)	—	—	—
Issuance of restricted stock units	33,342	33	309,528	—	—	309,561
Net loss	—	—	—	—	(4,167,821)	(4,167,821)
Balance at March 31, 2021	43,272,372	$43,272	$278,586,339	$(576,342)	$(200,794,468)	$77,258,801

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,966,398)	$(4,167,821)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restricted stock unit compensation	159,059	442,273
Depreciation and amortization	217,565	156,322
Bad debt expense	6,936	19,720
Amortization of right of use asset	64,523	—
Impairment of patents	305,505	—
Stock-based compensation	787,417	667,193
Foreign currency transaction loss	1,213,290	1,305,506
Changes in operating assets and liabilities:
Grants and accounts receivable	(239,152)	(28,046)
Inventories	(827,351)	(492,815)
Prepaid expenses and other current assets	307,097	144,489
Other assets	56,100	(23,501)
Accounts payable and accrued expenses	(1,203,761)	(367,557)
Net cash used by operating activities	(8,119,170)	(2,344,237)

Cash flows from investing activities:
Purchases of property and equipment	(710,239)	(428,638)
Payments for patent costs	(137,717)	(177,703)
Net cash used by investing activities	(847,956)	(606,341)

Cash flows from financing activities:
Equity contributions - net of fees incurred	(40,359)	—
Proceeds from exercise of stock options	—	76,553
Net cash (used by) provided by financing activities	(40,359)	76,553
Effect of exchange rates on cash	(107,408)	(79,291)
Net change in cash, cash equivalents and restricted cash	(9,114,893)	(2,953,316)

Cash, cash equivalents and restricted cash - beginning of period	53,825,166	71,421,601
Cash, cash equivalents and restricted cash - end of period	$44,710,273	$68,468,285

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$106,269	$309,561
Capital expenditures included in accounts payable	$2,135,537	$—

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

March 31, 2022

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of March 31, 2022, the Company’s cash, cash equivalents and restricted cash balances were approximately $44.7 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these financial statements. As a result, the Company has determined that the going concern risk has been substantially mitigated.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. CytoSorb, the Company's flagship product, was approved in the European Union (“EU”) in March 2011 and is currently being marketed and distributed in more than 70 countries around the world, as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure, and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o. and CytoSorbents Medical UK Limited, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of the European Subsidiary. Foreign currency transaction loss included in net loss amounted to approximately $(1,213,000) and $(1,306,000) for the three months ended March 31, 2022 and 2021, respectively.  The Company translates assets and liabilities of all of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$43,022,814	$52,137,707
Restricted cash	1,687,459	1,687,459
Total cash, cash equivalents and restricted cash	$44,710,273	$53,825,166

Restricted Cash

The Company’s total restricted cash in the amount of $1,687,459 consists of cash of $1,467,459 that the Company is obligated to maintain as collateral for the outstanding letter of credit with Bridge Bank that was provided to the landlord of the College Road facility as security and cash of $220,000 that the Company is obligated to maintain as collateral for the credit limit on the Company’s credit card accounts.

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in Grants and Accounts Receivable.

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts amounted to approximately $67,000 and $61,000 at March 31, 2022 and December 31, 2021, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At March 31, 2022 and December 31, 2021, the Company’s inventory was comprised of finished goods, which amounted to $3,363,744 and $3,084,606, respectively; work in process which amounted to $1,638,447 and $1,322,736, respectively; and raw materials, which amounted to $443,308 and $358,756, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three months ended March 31, 2022, the Company recorded an impairment charge of approximately $306,000 related to certain patent costs. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $81,000 and $154,000 for the three months ended March 31, 2022 and 2021, respectively, and are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2022 or December 31, 2021. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

Each of CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. Z.o.o. and CytoSorbents UK Limited files an annual corporate tax return, VAT return and a trade tax return in Germany, Switzerland, Poland and the United Kingdom, respectively.

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

A significant portion of the Company's revenues are from product sales in Germany. Substantially all of the Compnay's grant and other income are from government agencies in the United States. (See Note 4 for further information relating to the Company’s revenue.)

As of March 31, 2022, one distributor accounted for approximately 22% of outstanding grants and accounts receivable.  As of December 31, 2021, one distributor accounted for approximately 12% of outstanding grants and accounts receivables.  For the three months ended March 31, 2022, no distributor accounted for more than 10% of the Company's total revenue and for the three months ended March 31, 2021, one distributor accounted for approximately 11% of the Company's total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share are computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and restricted shares. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (see Note 8).

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $68,000 and $63,000, respectively, for the three months ended March 31, 2022 and 2021.

Effect of Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance”.  ASU 2021-10 will require enhanced disclosures related to the Company’s contracts with the U.S. Government. The ASU is effective for annual periods beginning after December 15, 2021.  The Company intends to implement the provisions of ASU 2021-10 during 2022.

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

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2021 or during the three months ended March 31, 2022. In addition, during the year ended December 31, 2021 and during the three months ended March 31, 2022, the Company paid approximately $90,000 and $40,000, respectively, in expenses related to the Amended Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2022 and 2021 amounted to approximately $787,000 and $667,000, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2021	6,885,978	$7.09	7.15
Granted	56,500	$3.42	—
Forfeited	(1,105,125)	$8.67	—
Expired	(35,124)	$7.48	—
Outstanding, March 31, 2022	5,802,229	$6.69	6.47

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $2.98 to $3.91 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (59.3 percent), expected dividends (-0- percent) on the stock and the risk free interest rate (ranging from 1.52 to 2.52 percent) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of March 31, 2022 of $3.19 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2022	Price	Life (Years)	Value
$2.65 - $14.50	5,802,229	$6.69	6.47	$44,073

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2022	Price	Value
4,293,305	$6.46	$41,703

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2021	2,994,846	$4.68
Granted	56,500	$1.92
Forfeited	(1,105,125)	$5.29
Vested	(437,297)	$4.01
Non-vested, March 31, 2022	1,508,924	$4.30

As of March 31, 2022, the Company had approximately $6,073,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 38 months.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2021	277,200	724,500	1,709,500	2,711,200	$11,359,928
Granted	—	—	120,000	120,000
Forfeited	—	—	(57,000)	(57,000)
March 31, 2022	277,200	724,500	1,772,500	2,774,200	$8,849,698

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.

Other Awards of Restricted Stock Units:

On March 4, 2019, certain named executive officers and senior managers were granted 22,220 restricted stock units. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three months ended March 31, 2022 and 2021, the Company recorded a charge of approximately $0 and $11,000 respectively, related to these restricted stock unit awards.

On July 22, 2019, certain named executive officers and senior managers were granted 180,300 restricted stock units. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three months ended March 31, 2022 and 2021, the Company recorded a charge of approximately $0 and $103,000, respectively, related to these restricted stock unit awards.

On February 28, 2020, certain named executive officers and senior managers were granted 168,100 restricted stock units. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three months ended March 31, 2022 and 2021, the Company recorded a reduction of expense of approximately $65,000 for the three months ended March 31, 2022 and an expense of approximately $274,000 for the three months ended March 31, 2021 related to these restricted stock unit awards.

On April 12, 2021, certain named executive officers and senior managers were granted 235,765 restricted stock units. These awards were valued at approximately $2,120,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant.  For the three months ended March 31, 2022 and 2021, the Company recorded a charge of approximately $177,000 and $0, respectively, related to these restricted stock unit awards.

Additionally, in 2021 certain employees were offered 91,750 restricted stock units , respectively, as a condition of their employment. These awards were valued at approximately $713,868 at the date of issuance. 46,750 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the second anniversary of the award, one-third on the third anniversary of the award, and one-third on the fourth anniversary of the award. The other 45,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the three months ended March 31, 2022 and 2021, the Company recorded a charge of approximately $47,000 and $54,000 respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2021	304,962	$8.08
Vested	(56,034)	$6.03
Non-vested, March 31, 2022	248,928	$8.54

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$57,592	$154,750	$—	$212,342
Germany	3,783,526	-	—	3,783,526
All other countries	1,204,932	2,723,657	—	3,928,589
Total product revenue	5,046,050	2,878,407	—	7,924,457
Grant and other income:
United States	—	—	766,967	766,967

Total revenue	$5,046,050	$2,878,407	$766,967	$8,691,424

The following table disaggregates the Company's revenue by customer type and geographic area for the three months ended March 31, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$—	$303,650	$—	$303,650
Germany	5,896,192	—	—	5,896,192
All other countries	1,121,033	2,822,481	—	3,943,514
Total product revenue	7,017,225	3,126,131	—	10,143,356
Grant and other income:
United States	—	—	455,491	455,491

Total revenue	$7,017,225	$3,126,131	$455,491	$10,598,847

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners.  The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by the United States Food and Drug Administration (the “FDA”).  Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway.  Direct sales are fulfilled from the Company's warehouse facility in Berlin, Germany.  There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements.  However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels.  The Company records the value of these items earned as a reduction of revenue.  These customers submit purchase orders and the order is fulfilled and shipped directly to the customer.  Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs versus 12 packs).

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

2.

Cost reimbursement – the Company submits monthly invoices during the term of the contract for the amount of direct costs incurred during that month plus an agreed upon percentage that relates to allowable overhead and general and administrative expenses. Cumulative amounts invoiced may not exceed the maximum amount of funding stipulated in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2022	December 31, 2021
Receivables, which are included in grants and accounts receivable	$3,152,256	$3,000,708
Contract liabilities, which are included in accrued expenses and other current liabilities	$2,435,452	$2,251,177

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $259,543 and $303,824 as of March 31, 2022 and December 31, 2021, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred , which amounted to $2,175,909 and $1,947,353 at March 31, 2022 and December 31, 2021, respectively.

5.    LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. On December 4, 2020 (the “Third Amendment Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, if needed. On January 19, 2022 (the "Fourth Amendment Closing Date"), the Company closed on the Fourth Amendment (the "Fourth Amendment") of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed.

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

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which will amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized and written off as a charge to interest expense.  In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loan via acceleration or prepayment.

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

6.    COMMITMENTS AND CONTINGENCIES

Payroll Tax Examination

In December 2021, the Company was notified that its European subsidiary, CytoSorbents Europe GmbH, would be subject to an audit of their payroll tax and social cost filings for the four-year period from 2018 through 2021. The Company has determined that payroll taxes and social costs were not paid on certain employee expense reimbursements as is required by German tax rules. Accordingly, the Company has accrued approximately $598,000 as an estimate of this liability. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2021 and March 31, 2022. Approximately $154,000 of this liability relates to 2021, approximately $131,000 relates to 2020, approximately $175,000 relates to 2019 and approximately $138,000 relates to 2018. The audit is on-going and is expected to be completed during the second quarter of 2022.

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expired on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. In January 2022, these employment agreements automatically renewed for an additional 1 year.

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

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended March 31, 2022 and 2021, the Company recorded royalty expenses of approximately $232,000 and $301,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2022 and 2021 per the terms of the license agreement, the Company recorded licensing expenses of approximately $387,000 and $501,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

	March 31,	December 31,
	2022	2021
Right-of-use asset	$13,196,795	$13,423,472

Total lease liability	$13,659,352	$13,821,509
Less current portion	(486,964)	(570,566)
Lease liability, net of current portion	$13,172,388	$13,250,943

The maturities of the lease liabilities are as follows as of March 31, 2022:

2022	$1,799,764
2023	1,275,860
2024	1,666,361
2025	1,705,625
2026	1,745,970
Thereafter	18,567,617
Total lease payments	26,761,197
Present value discount	13,101,845
Total	$13,659,352

For the three months ended March 31, 2022 and 2021, operating cash flows paid in connection with operating leases amounted to approximately $712,765 and $230,865, respectively.

As of March 31, 2022 and December 31, 2021, the weighted average remaining lease term was 13.5 years and 14.3 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2022 and 2021 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 8,825,000 and 7,821,000 incremental shares as of March 31, 2022 and 2021, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.    SUBSEQUENT EVENT

On April 5, 2022, the Company announced the appointment of Ms. Jiny Kim, MBA, to its Board of Directors as a new independent director for a term expiring at the Company's 2022 Annual Meeting, scheduled for June 7, 2022, at which time Ms. Kim is expected to stand for re-election. Concurrent with her appointment as director, she received an award of 17,250 stock options. These options will vest in four equal quarterly tranches, commencing on the three-month anniversary of her appointment. These options will be fully vested on April 5, 2023. The grant date fair value of these unvested options amounted to approximately $13,000.

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

Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K, as updated by any risks reported in our Quarterly Reports on Form 10-Q and in the press releases and other communications to stockholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, other than as required under the Federal securities laws.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being investigated to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted CytoSorbents’ technology Breakthrough Device Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. If FDA marketing approval for this indication is obtained, the device would be marketed as DrugSorb-ATR in the United States. The DrugSorb-ATR Antithrombotic Removal System is based on the same polymer technology as CytoSorb. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 170,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients.

We are focusing on four key objectives that we believe are the key to driving sustainable, long-term growth:

•	Open the U.S. market by obtaining FDA Marketing approval for DrugSorb™-ATR to remove blood thinning drugs during cardiothoracic surgery (see clinical studies update)
•	Grow core CytoSorb sales to profitability, driven by numerous internal initiatives (sales and marketing update)
•	Transition CytoSorb production to our new manufacturing facility and headquarters in Princeton, New Jersey this year
•	Forge and expand new and existing strategic partnerships to maximize the synergy between our technology and those of our partners, while creating new global opportunities for growth

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

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
•	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that is being evaluated in the U.S. STAR-T and STAR-D pivotal randomized, controlled trials to reduce the level of antithrombotic drugs, ticagrelor, apixaban and rivaroxaban to reduce bleeding complications in patients undergoing cardiothoracic surgery while on these drugs.
•	ECOS-300CY — an adsorption cartridge approved in the E.U. for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of maintaining or improving solid organ function. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.
•	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
•	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
•	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
•	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
•	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
•	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.

•	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
•	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

Clinical Studies Update

For a complete discussion regarding our clinical study history, please refer to the section entitled Clinical Studies included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022. The following includes certain updates regarding these clinical studies subsequent to the filing of the Company’s Annual Report on Form 10-K:

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled and the STAR-T study is now actively recruiting at multiple sites. Pending continuing uncertainty from the ongoing COVID-19 pandemic, we expect the study to reach its first scheduled milestone of 33% patient enrollment that will trigger the first Data Safety Monitoring Board (DSMB) meeting during the summer of 2022 and for the overall study enrollment to be complete in the first quarter of 2023.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The first sites have been activated and are actively recruiting. The first patient was enrolled in April 2022 and pending the continuing uncertainty from the ongoing COVID-19 pandemic we expect the study to complete enrollment in 12-18 months.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively enrolling patients in the U.K. and Germany and is planned to expand to additional EU countries before the end of 2022. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

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

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now actively enrolling at multiple sites. The speed of enrollment remains uncertain due to COVID-19, however we currently estimate that the next important milestone of the interim analysis after 50% enrollment will occur in 2023.

The German multicenter Hep-On-Fire single-arm trial evaluating CytoSorb in patients suffering from acute liver failure due to alcoholic hepatitis received Ethics Committee approval in October 2021 and is currently actively recruiting. We expect that the first patient will be enrolled in the study in the first half of 2022 and that the next important milestone of the interim analysis after 50% enrollment will occur in 2023.

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

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Resume In-person Sales from a Strong Customer Base: Our core customer base accounts for the majority of our direct sales and grew by 20-25% at the start of the pandemic and has remained stable since. We are in close contact with all of these accounts and have confirmed that COVID-19 related issues, including its effect on staffing and numbers of ICU patients, are the primary issue for volatility in ordering. We believe a return to in-person selling will reinvigorate growth.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who will work closely with our sales teams and best serve the needs and interests of our customers. We have already seen our efforts bear fruit with now more than 150 cardiac surgery centers internationally who have begun to use CytoSorb to remove antithrombotic drugs during urgent cardiac surgery, for example. We believe this infrastructure will yield many more similar successes across a broad array of applications.
•	New Exclusive Private Hospital Chain Partnerships: We are now the preferred supplier of hemoadsorption technology to the three largest private hospital chains in Germany, including, as announced yesterday, Asklepios Kliniken GmbH, and the former hospitals of RHÖN-KLINIKUM AG. Many of these hospitals are already current customers and our agreements facilitate access and sales of CytoSorb to these and all other relevant institutions within these hospital networks.
•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A recent 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the in vitro removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost hemoperfusion pump is adequate to implement our CytoSorb blood purification technology, without the complexity of a large dialysis or continuous renal replacement therapy (CRRT) machine, without the need for a dialysis technician, and where patients do not need to have failed kidneys. This would greatly simplify treatment with CytoSorb in the ICU - potentially enabling its more ubiquitous and earlier use on more patients while opening the door for more new applications in the emergency room, surgery suites, and elsewhere, in what we call the “hospital-wide” application. We have initially partnered with a major international dialysis company to distribute a high-quality hemoperfusion machine in Germany, Austria, and Luxembourg and are in the midst of a soft launch, to be followed by a broader rollout in these countries later this year, and in more countries in the not-to-distant future. The machine is only as good as the therapy that is being run on it, and CytoSorb is the market leading cytokine adsorbing technology that makes this an excellent combination treatment and a potentially game-changing new business model going forward.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K. and Ireland, we now sell direct in two of the E.U.’s Big 5 Economies - Germany and the U.K. – and a total of 15 countries direct overall, while working with distributors or partners in the other three Big 5 Economies: France, Italy, and Spain.
•	Investment in important clinical studies in shock, liver failure, cardiac surgery, ATR, etc: We are committed to funding Company-sponsored studies in key areas that we believe will drive international adoption and usage, with the goal of becoming a standard of care for those applications.

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

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020. CytoSorb has now been used to treat dangerous inflammation and related life-threatening complications in more than 7,650 COVID-19 patients in more than 30 countries as of March 31, 2022. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation. CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances. CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

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

Government Research Grants:

We have historically been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others. Currently, we have ongoing projects funded, in part, by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”), the NHLBI, and the USAF/AFMC. For a complete discussion of the various research grants we have obtained, please refer to the section entitled Government Research Grants included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

Research and Development Update

Our research and development efforts have experienced challenges due to the COVID-19 pandemic. Due primarily to the ongoing pandemic, we have encountered challenges hiring the required technical staff. Our recruiting process is ongoing, so that we can obtain the technical staff required to be able to timely execute on our various grant and non-grant related research and development projects. As of March 31, 2022, the revenue remaining to be earned on open grant contracts is $9.4 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $9.6 million, $4.7 million and $7.0 million in total funding, respectively, awarded to date.

The development of our HemoDefend-RBC™ filter, which is designed to remove potassium and non-infectious contaminants in transfused packed red blood cells, has also been impacted by the COVID-19 pandemic. The development of this filter requires the use blood procured from commercial blood banks to perform the validation testing necessary to support an IDE submission. Currently, due primarily to the COVID-19 pandemic, the national blood supply is experiencing blood shortages and will not supply blood for research purposes. As a result, we have experienced disruptions in our blood supply and cannot predict when deliveries will stabilize. We are continuing to seek alternative supplies of blood to support the required validation testing. This may delay an IDE submission.

Comparison for the three months ended March 31, 2022 and 2021:

Revenues:

Revenue from product sales was approximately $7,924,000 in the three months ended March 31, 2022, as compared to approximately $10,143,000 in the three months ended March 31, 2021, a decrease of approximately $2,219,000, or 22%. This decrease was driven by a decrease in direct sales of approximately $1,971,000 resulting primarily from lower sales in Germany due to COVID-19 pandemic-driven market conditions. Due to a surge in COVID-19 cases in the first quarter of 2022, many hospitals throughout Germany either maintained or reinstituted restrictions such as visitation rights to non-essential visitors. However, unlike prior waves in Germany, the rates of severe COVID-19 illness requiring ICU care, and death have been comparatively very low. This is being partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death. These factors led to a decrease in both COVID-19 and core non-COVID-19 CytoSorb sales in Germany. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $155,000 for the three months ended March 31, 2022 as compared to approximately $304,000 in the first quarter of 2021. Though difficult to quantify, we estimate that approximately $300,000 of total product sales in the first quarter of 2022 was due to the demand for CytoSorb to treat COVID-19 patients as compared to approximately $1,800,000 in the first quarter of 2021. In addition, as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar, 2022 product sales were negatively impacted by approximately $552,000. For the three months ended March 31, 2022, the average exchange rate of the Euro to the U.S. dollar was $1.12 as compared to an average exchange rate of $1.21 for the three months ended March 31, 2021.

Grant income was approximately $767,000 for the three months ended March 31, 2022 as compared to approximately $455,000 for the three months ended March 31, 2021, an increase of approximately $312,000 or 68%. This increase was a result of the easing of the COVID-19 pandemic in the United States during the three months ended March 31, 2022 and a corresponding increase in grant related work. During the three months ended March 31, 2021, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb.

Total revenues were approximately $8,691,000 for the three months ended March 31, 2022, as compared to total revenues of approximately $10,599,000 for the three months ended March 31, 2021, a decrease of approximately $ 1,907,000, or 18%.

Cost of Revenues:

For the three months ended March 30, 2022 and 2021, cost of revenue was approximately $2,278,000 and $2,751,000, respectively, a decrease of approximately $474,000. Product cost of revenues decreased approximately $776,000 during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily as a result of decreased sales. Product gross margins were approximately 80% for the three months ended March 31, 2022 as compared to approximately 77% for the three months ended March 31, 2021. The increase in the gross margin percentage in 2022 was due the impact of non-recurring costs related to prior years tariffs as a result of an audit by the German Customs Authorities of approximately $732,000 in the three months ended March 31, 2021 that did not recur in 2022.

Research and Development Expenses:

For the three months ended March 31, 2022, research and development expenses were approximately $4,243,000 as compared to research and development expenses of approximately $2,282,000 for the three months ended March 31, 2021, an increase of approximately $1,961,000. This increase was due to an increase in costs associated with our clinical trial activities of approximately $1,410,000, an increase in salaries related to our clinical trial activities of approximately $187,000 due to the hiring of clinical expertise, an increase in rent expense of approximately $65,000 related to rent expense on our new facility, an increase in other research and development labor costs of approximately $102,000 related to the hiring of additional scientific expertise and an increase in other research and development costs of approximately $197,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $801,000 for the three months ended March 31, 2022, as compared to approximately $708,000 for the three months ended March 31, 2021. The increase of approximately $93,000 was due to an increase in legal fees of approximately $324,000 due to the abandonment of certain patent applications and an increase in audit fees of approximately $83,000. These increases were offset by decreases in employment agency fees of approximately $255,000 and consulting fees of approximately $59,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $9,161,000 for the three months ended March 31, 2022, as compared to approximately $7,710,000 for the three months ending March 31, 2021, an increase of $1,451,000. This increase is related to an increase in salaries, commissions and related costs of approximately $936,000, an increase in occupancy costs of approximately $373,000 related to rent on our new facility in Princeton, NJ, an increase in sales and marketing costs, which include advertising and conference attendance of approximately $286,000, an increase in travel and entertainment costs of approximately $153,000 and an increase in non-cash stock option compensation expense of approximately $120,000 and an increase in commercial insurance costs of approximately $86,000. These increases were offset by a decrease in non-cash restricted stock expense of approximately $283,000, a decrease in royalty expense of approximately $183,000 due to a decrease in sales, a decrease in public relations consulting expense of approximately $73,000 and a decrease in other general and administrative expenses of approximately $37,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2022, the loss on foreign currency transactions was approximately $1,213,000 as compared to a loss of approximately $1,306,000 for the three months ended March 31, 2021. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2022 as compared to December 31, 2021. The spot exchange rate of the Euro to the U.S. dollar was $1.11 per Euro as of March 31, 2022, as compared to $1.14 per Euro as of December 31, 2021. The 2021 loss was directly related to the decrease in the spot exchange rate of the Euro as of March 31, 2021 as compared to December 31, 2020. The spot exchange rate of the Euro to the U.S. dollar was $1.17 per Euro as of March 31, 2021, as compared to $1.22 per Euro at December 31, 2020.

History of Operating Losses

We have experienced substantial operating losses since inception. As of March 31, 2022, we had an accumulated deficit of approximately $230,152,000, which included losses of approximately $8,966,000 and $4,168,000 for the three-month periods ended March 31, 2022 and 2021, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of March 31, 2022, we had current assets of approximately $55,854,000 including unrestricted cash on hand of approximately $43,023,000 and current liabilities of approximately $14,672,000. As of March 31, 2022, $25 million of our total shelf amount was allocated to our ATM facility, all of which is still available. In addition, we have $15 million of debt availability, providing financial flexibility, if needed. In April of 2022, we received approximately $740,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. pivotal STAR-T and STAR-D trials. In April 2022, we began instituting tighter cost controls which are expected to reduce our planned cash burn by an additional $2 million per quarter.

We believe that we have sufficient cash to fund the Company’s operations beyond twelve months from the issuance of these financial statements.

COVID-19 Impact on Financial Results

Product revenues in the three months ended March 31, 2022 were negatively impacted by pandemic-driven adverse market conditions, especially in Germany which is our largest market. This was due to another wave in new COVID-19 cases in Germany, driven by the Omicron variant, which peaked in March. This prompted many hospitals throughout Germany to either maintain or reinstitute restrictions such as visitation rights to non-essential visitors. However, unlike prior waves in Germany, the rates of severe COVID-19 illness requiring ICU care, and death have been disproportionately very low. This is being partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death. Our product revenues decreased by 22% during the three months ended March 31, 2022 to approximately $7.9 million from approximately $10.1 million in the three months ended March 31, 2021. Though difficult to quantify, we estimate that approximately $300,000 of our product revenues were directly or indirectly related to COVID-19 during the three-month period ended March 31, 2022 as compared to $1.8 million during the three months ended March 31, 2021.

We expect that COVID-19 revenues will continue to decline in future periods, as increasing vaccinations globally result in fewer new cases, hospitalizations, and deaths from COVID-19. As the COVID-19 pandemic wains, these expectations may change depending on whether there is a resurgence of COVID-19, or a containment of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $155,000 for the three months ended March 31, 2022. Given the significant decrease in COVID-19 cases in the U.S. at this time, we do not believe that U.S. sales under FDA EUA will have a significant impact on our overall product sales during the remainder of 2022.

The COVID-19 pandemic had generally been a positive driver for CytoSorb sales and it has highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation. This has been a catalyst for CytoSorb orders from existing customers, but also from new hospitals in countries where CytoSorb was not previously sold. We believe this awareness of CytoSorb increased overall usage during the COVID-19 pandemic and could help drive further CytoSorb sales in the future. However, since the beginning of the COVID-19 pandemic, we have experienced disruptions to our normal sales processes. These disruptions have been amplified more recently in Germany as a result of a wave of new COVID-19 cases. For example, we have experienced decreased access of our sales representatives to hospitals and fewer sales meetings with physicians, approximately 40% of our direct salesforce in Germany contracting COVID-19 during Q1, decreased effectiveness of virtual medical conferences, and limits on our ability to market new indications, such as ticagrelor and rivaroxaban removal. Additionally, hospitals have reduced the number of surgeries and other non-COVID-19 hospitalized patients and slowed our ability to generate clinical data to support our sales and marketing efforts. These factors negatively impacted our critical care and cardiac surgery markets in Germany, resulting in lower-than-expected sales of CytoSorb during the quarter ended March 31, 2022. With the pandemic in flux, it is difficult to predict what the near-term impact of COVID-19 will have on overall ongoing product sales. We would expect over time to regain unrestricted access to hospitals and physicians which should positively impact our product sales in the future.

The COVID-19 pandemic did not impact grant income during the first quarter of 2022 but did negatively impact first quarter 2021 results, when our research and development employees were either deployed to work-from-home or reassigned to assist in production activities to increase production of CytoSorb. Currently, the team is executing upon our grant contracts. Our grant income increased by 68% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. However, this may change depending on whether there is a resurgence of COVID-19, which may result in a reduction of grant income until such time as the pandemic is over, however, this reduction is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients. This has resulted in temporary pauses and delays in a number of our company-sponsored clinical trials. In addition, because of ongoing COVID-19-related delays in the U.K., we elected to stop our TISORB single arm trial in April 2021, in favor of dedicating those resources to the U.S. STAR-T randomized controlled trial in the United States which is currently enrolling. These clinical trial activities and related expenses are expected to increase substantially as the impact of the COVID-19 pandemic continues to ease, especially in the U.S. In addition to the acute impact of the pandemic relating to the strain from high COVID-19 patient numbers, major healthcare systems throughout the world, including the United States and Germany, where we have substantial clinical trial activities, are also challenged by the long-term effects of the pandemic on the health care system and are encountering difficulty retaining and recruiting hospital personnel including personnel needed to support research activities. It is uncertain when these complex headwinds on health care delivery and clinical research activities will resolve and until then these factors may result in reduced capabilities of institutions to contribute patient recruitment into clinical trials with the potential to slow enrollment in our Company-sponsored clinical trials.

In addition, certain of our selling, general, and administrative expenses, such as travel and conference expenses, continue to be lower than pre-COVID-19 levels due to the continuing restrictions on travel and the cancelling of medical and investor conferences during the pandemic. This is also a temporary situation which is not expected to continue once the pandemic is contained.

There has been no adverse impact on our ability to access capital as a result of the COVID-19 pandemic. We do not expect that this will change materially in the near future.

Contractual Obligations

In March 2021, the Company entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The commencement date of the lease was April 1, 2021. The Initial Early Term began on the commencement date (April 1, 2021) and lasted two months. The Early Term commenced on June 1, 2021 and lasted until September 30, 2021. The lease also contains two five-year renewal options. Commencing on September 30, 2021, the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement. In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021, multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K.

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”). Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. As of March 31, 2022, the Company’s cash and cash equivalents and restricted cash were approximately $44.7 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these financial statements. As a result, the Company has determined that the going concern risk has been substantially mitigated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, international operations are subject to risks related to differing economic conditions, changes in political climate, international conflicts and trade wars, differing tax structures and other regulations and restrictions.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 3, 2022	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2022	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)