Form 10-Q
period 2022-06-30
Cytosorbents Corp
filed 2022-08-02
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

305 College Road East
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(732) 329-8885

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTSO	Nasdaq Capital Market

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

As of August 1, 2022, there were 43,577,429 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “DrugSorb-ATR,” “HemoDefend-RBC,” “HemoDefend-BGA,” “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and our subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	December 31,
	(Unaudited)	2021

ASSETS
Current Assets:
Cash and cash equivalents	$30,164,055	$52,137,707
Grants and accounts receivable, net of allowance for doubtful accounts of $81,971 as of June 30, 2022 and $60,539 at December 31, 2021	5,170,987	4,523,430
Inventories	4,980,383	4,766,098
Prepaid expenses and other current assets	1,331,277	2,871,655
Total current assets	41,646,702	64,298,890

Property and equipment, net	10,219,766	5,150,886
Restricted cash	1,687,459	1,687,459
Right-of-use assets	12,981,674	13,423,472
Other assets	4,669,677	4,958,575
Total Assets	$71,205,278	$89,519,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,129,317	$2,805,235
Lease liability – current portion	416,861	570,566
Accrued expenses and other current liabilities	8,007,440	10,314,341
Total current liabilities	10,553,618	13,690,142
Lease liability, net of current portion	13,091,893	13,250,943
Total Liabilities	23,645,511	26,941,085

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,574,619 and 43,478,487 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	43,575	43,478
Additional paid-in capital	285,005,396	283,194,429
Accumulated other comprehensive income	3,541,711	525,585
Accumulated deficit	(241,030,915)	(221,185,295)
Total Stockholders' Equity	47,559,767	62,578,197
Total Liabilities and Stockholders’ Equity	$71,205,278	$89,519,282

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$7,038,101	$11,360,669	$14,904,966	$21,504,025
Other sales	292,634	4,781	350,226	4,781
Total product sales	7,330,735	11,365,450	15,255,192	21,508,806
Grant income	1,164,823	658,619	1,931,790	1,114,110
Total revenue	8,495,558	12,024,069	17,186,982	22,622,916
Cost of revenue	3,550,702	2,710,217	5,828,339	5,461,661
Gross margin	4,944,856	9,313,852	11,358,643	17,161,255
Other expenses:
Research and development	4,183,462	3,699,314	8,426,827	5,981,366
Legal, financial and other consulting	679,077	717,781	1,479,812	1,425,620
Selling, general and administrative	8,439,367	9,821,490	17,600,189	17,531,192
Total expenses	13,301,906	14,238,585	27,506,828	24,938,178
Loss from operations	(8,357,050)	(4,924,733)	(16,148,185)	(7,776,923)
Other income/(expense):
Interest income (expense), net	23,973	13,072	32,000	2,948
Gain (loss) on foreign currency transactions	(2,523,006)	234,131	(3,736,296)	(1,071,376)
Miscellaneous income (expense)	(23,139)	—	6,861	—
Total other income (expense), net	(2,522,172)	247,203	(3,697,435)	(1,068,428)

Loss before benefit from income taxes	(10,879,222)	(4,677,530)	(19,845,620)	(8,845,351)

Benefit from income taxes	—	—	—	—

Net loss attributable to common shareholders	$(10,879,222)	$(4,677,530)	$(19,845,620)	$(8,845,351)

Basic and diluted net loss per common share	$(0.25)	$(0.11)	$(0.46)	$(0.20)

Weighted average number of shares of common stock outstanding	43,560,481	43,317,578	43,524,414	43,280,266

Net loss	$(10,879,222)	$(4,677,530)	$(19,845,620)	$(8,845,351)
Other comprehensive income (loss):
Currency translation adjustment	2,053,215	(264,499)	3,016,126	893,237
Total Comprehensive loss	$(8,826,007)	$(4,942,029)	$(16,829,494)	$(7,952,114)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2022 and 2021 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2022	43,505,948	$43,505	$284,047,729	$1,488,496	$(230,151,693)	$55,428,037
Stock-based compensation - employees, consultants and directors	—	—	761,272	—	—	761,272
Other comprehensive loss: foreign translation adjustment	—	—	—	2,053,215	—	2,053,215
Stock issued to vendor in lieu of cash payment	12,500	13	42,486	—	—	42,499
Issuance of restricted stock units	56,171	57	153,909	—	—	153,966
Net loss	—	—	—	—	(10,879,222)	(10,879,222)
Balance at June 30, 2022	43,574,619	$43,575	$285,005,396	$3,541,711	$(241,030,915)	$47,559,767

Balance at December 31, 2021	43,478,487	$43,478	$283,194,429	$525,585	$(221,185,295)	$62,578,197
Stock-based compensation - employees, consultants and directors	—	—	1,548,689	—	—	1,548,689
Other comprehensive income: foreign translation adjustment	—	—	—	3,016,126	—	3,016,126
Stock issued to vendor in lieu of cash payment	12,500	13	42,486	—	—	42,499
Issuance of restricted stock units	83,632	84	260,151	—	—	260,235
Legal/audit fees related to ATM offering	—	—	(40,359)	—	—	(40,359)
Net loss	—	—	—	—	(19,845,620)	(19,845,620)
Balance at June 30, 2022	43,574,619	$43,575	$285,005,396	$3,541,711	$(241,030,915)	$47,559,767

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2021	43,272,372	$43,272	$278,586,339	$(576,342)	$(200,794,468)	$77,258,801
Stock-based compensation - employees, consultants and directors	—	—	1,558,420	—	—	1,558,420
Other comprehensive loss: foreign translation adjustment	—	—	—	(264,499)	—	(264,499)
Proceeds from exercise of stock options	19,408	20	129,832	—	—	129,852
Cashless exercise of stock options	3,550	4	(2,835)	—	—	(2,831)
Issuance of restricted stock units	42,575	42	382,708	—	—	382,750
Net loss	—	—	—	—	(4,677,530)	(4,677,530)
Balance at June 30, 2021	43,337,905	$43,338	$280,654,464	$(840,841)	$(205,471,998)	$74,384,963

Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579
Stock-based compensation - employees, consultants and directors	—	—	2,225,613	—	—	2,225,613
Other comprehensive income: foreign translation adjustment	—	—	—	893,237	—	893,237
Proceeds from exercise of stock options	34,665	35	206,370	—	—	206,405
Cashless exercise of stock options	5,324	5	(2,836)	—	—	(2,831)
Issuance of restricted stock units	75,917	76	692,235	—	—	692,311
Net loss	—	—	—	—	(8,845,351)	(8,845,351)
Balance at June 30, 2021	43,337,905	$43,338	$280,654,464	$(840,841)	$(205,471,998)	$74,384,963

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,845,620)	$(8,845,351)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restricted stock unit compensation	(226,014)	1,515,804
Depreciation and amortization	446,334	280,073
Amortization of right of use asset	129,045	—
Impairment of patents	431,426	—
Bad debt expense (recovery)	24,354	22,689
Stock-based compensation	1,548,689	2,225,613
Foreign currency transaction loss	3,736,296	1,071,376
Changes in operating assets and liabilities:
Grants and accounts receivable	(943,398)	(726,560)
Inventories	(589,483)	(1,102,610)
Prepaid expenses and other current assets	1,360,675	1,155,180
Other assets	54,658	(83,761)
Accounts payable and accrued expenses	(2,286,125)	107,065
Net cash used in operating activities	(16,159,163)	(4,380,482)

Cash flows from investing activities:
Purchases of property and equipment	(5,234,163)	(1,217,254)
Payments for patent costs	(298,800)	(373,764)
Net cash used in investing activities	(5,532,963)	(1,591,018)

Cash flows from financing activities:
Equity contributions - net of fees incurred	(40,359)	—
Proceeds from exercise of stock options	—	206,405
Net cash provided by (used in) financing activities	(40,359)	206,405
Effect of exchange rates on cash	(241,167)	(47,428)
Net change in cash, cash equivalents and restricted cash	(21,973,652)	(5,812,523)

Cash, cash equivalents and restricted cash - beginning of period	53,825,166	71,421,601
Cash, cash equivalents and restricted cash - end of period	$31,851,514	$65,609,078

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to vendor in lieu of cash payment	$42,499	$—
Capital expenditures included in accounts payable	$229,824	$—
Settlement of accrued bonuses with restricted stock units	$260,235	$692,311

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2022

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022. The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of June 30, 2022, the Company’s cash, cash equivalents and restricted cash balances were approximately $31.9 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements. In addition, the Company has $15 million of debt availability and $25 million of availability under its ATM facility to provide additional liquidity, as needed. As a result, the Company has determined that the going concern risk has been substantially mitigated.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc., which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011 and is currently being marketed and distributed in more than 70 countries around the world, as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure, and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

In August 2021, the Company announced that it was granted a second Breakthrough Device designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery. In October 2021, the Company also received full FDA approval of an IDE application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval.

In May 2022, the Company announced that the Company entered into a 3-year preferred supplier agreement with Asklepios, making CytoSorb available without restrictions to all of the approximate 170 healthcare facilities across 14 states throughout Germany at which Asklepios operates. This includes Asklepios Klinik St. Georg in Hamburg, Germany, which pioneered the use of CytoSorb to remove antithrombotic drugs during cardiothoracic surgery, and is well-known for their seminal publication on CytoSorb use for this application during emergency cardiac surgery in patients at high risk of bleeding.

In June 2022, the Company announced that, following a successful pilot program in three countries, the Company signed an expanded non-exclusive agreement with Nikkiso Europe GmbH (“Nikkiso”) to distribute Nikkiso’s PureADJUST stand-alone hemoperfusion pump and accessories in a total of 14 countries. In addition to securing the rights to sell Nikkiso’s stand-alone pump and accessories in Germany, Austria, and Luxembourg, the Company entered into an expanded multi-country reseller agreement with Nikkiso covering the following countries: Belgium, Bosnia and Herzegovina, Croatia, Finland, France, Iceland, Lichtenstein, Poland, Serbia, Slovenia and Switzerland. The Company will also be able to provide field support services in these countries.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of CytoSorbents Europe GmbH. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(2,523,000) and $234,000 for the three months ended June 30, 2022 and 2021, respectively. Foreign currency transaction (loss) included in net loss amounted to approximately $(3,736,000) and $(1,071,000) for the six months ended June 30, 2022 and 2021, respectively. The Company translates assets and liabilities of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates during the period. The Company includes accumulated net translation adjustments in accumulated other comprehensive income as a component of stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$30,164,055	$52,137,707
Restricted cash	1,687,459	1,687,459
Total cash, cash equivalents and restricted cash	$31,851,514	$53,825,166

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts amounted to approximately $82,000 and $61,000 at June 30, 2022 and December 31, 2021, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2022 and December 31, 2021, the Company’s inventory was comprised of finished goods, which amounted to $3,076,822 and $3,084,606, respectively; work in process which amounted to $1,322,818 and $1,322,736, respectively; and raw materials, which amounted to $580,743 and $358,756, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of approximately $126,000 and $431,000, respectively, related to certain patent costs. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

Advertising expenses are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss when incurred. Advertising expenses amounted to approximately $115,000 and $148,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $196,000 and $302,000 for the six months ended June 30, 2022 and 2021, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2022 or December 31, 2021. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

Each of CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. Z.o.o. CytoSorbents Medical Limited and CytoSorbents UK Limited files an annual corporate tax return, VAT return and a trade tax return in Germany, Switzerland, Poland and the United Kingdom, respectively.

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

A significant portion of the Company’s revenues are from product sales in Germany. Substantially all of the Company’s grant and other income are from government agencies in the United States. (See Note 4 for further information relating to the Company’s revenue.)

As of June 30, 2022, one distributor accounted for approximately 20% of outstanding grants and accounts receivable. As of December 31, 2021, one distributor accounted for approximately 12% of outstanding grants and accounts receivables. For the three months and six months ended June 30, 2022, no distributor accounted for more than 10% of the Company’s total revenue and for the three and six months ended June 30, 2021 no distributor accounted for more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Net Loss Per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using the treasury stock method utilizing the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and restricted shares. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (see Note 8).

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $18,000 and $77,000, respectively, for the three months ended June 30, 2022 and 2021, and $87,000 and $140,000, respectively, for the six months ended June 30, 2022 and 2021.

Effect of Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance”. ASU 2021-10 will require enhanced disclosures related to the Company’s contracts with the U.S. Government. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company intends to implement the provisions of ASU 2021-10 during 2022.

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

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement will be issued and sold pursuant to the Company’s 2021 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the Sales Agreement, the Agent is required to use its commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There have been no sales under the Sale Agreement. In addition, during the year ended December 31, 2021 and during the six months ended June 30, 2022, the Company paid approximately $90,000 and $40,000, respectively, in expenses related to the Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $761,000 and $1,549,000 for the three and six months ended June 30, 2022, respectively, and $1,558,000 and $2,226,000 for the three and six months ended June 30, 2021, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2021	6,885,978	$7.09	7.15
Granted	119,750	$2.86	—
Forfeited	(1,184,044)	$8.81	—
Expired	(91,397)	$8.66	—
Exercised	—	$—	—
Outstanding, June 30, 2022	5,730,287	$6.62	6.22

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $1.76 to $3.91 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (62.9%), expected dividends (0%) on the stock and the risk free interest rate (ranging from 1.52% to 3.37%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of June 30, 2022 of $2.19 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2022	Price	Life (Years)	Value
$1.76 - $14.50	5,730,287	$6.62	6.22	$10,805

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2022	Price	Value
4,376,895	$6.52	$—

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2021	2,994,846	$4.68
Granted	119,750	$1.79
Forfeited	(1,184,044)	$5.23
Vested	(577,160)	$4.29
Non-vested, June 30, 2022	1,353,392	$4.11

As of June 30, 2022, the Company had approximately $4,099,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 36 months.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2021	277,200	724,500	1,709,500	2,711,200	$11,359,928
Granted	69,300	—	146,000	215,300
Forfeited	—	—	(181,750)	(181,750)
June 30, 2022	346,500	724,500	1,673,750	2,744,750	$6,011,003

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

Other Awards of Restricted Stock Units:

On March 4, 2019, certain named executive officers and senior managers were granted 22,220 restricted stock units. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2022 and 2021, the Company recorded a charge of approximately $0 and $0, and $0 and $12,000, respectively, related to these restricted stock unit awards.

On July 22, 2019, certain named executive officers and senior managers were granted 180,300 restricted stock units. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2022 and 2021, the Company recorded a charge of approximately $0 and $103,000, and $0 and $93,000, respectively, related to these restricted stock unit awards.

On February 28, 2020, certain named executive officers and senior managers were granted 168,100 restricted stock units. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2022 and 2021, the Company recorded (income) expense of approximately $0 and $84,000, and $(65,000) and $84,000, related to these restricted stock unit awards, respectively.

On April 12, 2021, certain named executive officers and senior managers were granted 235,765 restricted stock units. These awards were valued at approximately $2,220,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2022 and 2021, the Company recorded (income) expense of approximately $(304,000) and $854,000, and $(127,000) and $854,000, respectively, related to these restricted stock unit awards.

Additionally, in 2021 and 2020 certain employees were offered 91,750 restricted stock units as a condition of their employment. These awards were valued at approximately $713,868 at the date of issuance. 45,000 of the restricted stock units were forfeited in 2022. 16,750 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the second anniversary of the award, one-third on the third anniversary of the award, and one-third on the fourth anniversary of the award. The other 30,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the three and six months ended June 30, 2022 and 2021, the Company recorded (income) expense of approximately $(82,000) and $33,000, and $(34,000) and $87,000, respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2021	304,962	$8.08
Granted	—	$—
Vested	(134,622)	$7.76
Forfeited	(45,000)	$8.35
Non-vested, June 30, 2022	125,340	$8.33

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$292,634	$18,000	$—	$310,634
Germany	2,982,769	—	—	2,982,769
All other countries	1,061,901	2,975,431	—	4,037,332
Total product revenue	4,337,304	2,993,431	—	7,330,735
Grant and other income:
United States	—	—	1,164,823	1,164,823

Total revenue	$4,337,304	$2,993,431	$1,164,823	$8,495,558

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$30,481	$331,550	$—	$362,031
Germany	6,120,150	—	—	6,120,150
All other countries	1,594,307	3,288,962	—	4,883,269
Total product revenue	7,744,938	3,620,512	—	11,365,450
Grant and other income:
United States	—	—	658,619	658,619

Total revenue	$7,744,938	$3,620,512	$658,619	$12,024,069

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$350,226	$172,750	$—	$522,976
Germany	6,766,295	—	—	6,766,295
All other countries	2,266,832	5,699,089	—	7,965,921
Total product revenue	9,383,353	5,871,839	—	15,255,192
Grant and other income:
United States	—	—	1,931,790	1,931,790

Total revenue	$9,383,353	$5,871,839	$1,931,790	$17,186,982

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$30,481	$635,200	$—	$665,681
Germany	12,016,342	—	—	12,016,342
All other countries	2,715,340	6,111,443	—	8,826,783
Total product revenue	14,762,163	6,746,643	—	21,508,806
Grant and other income:
United States	—	—	1,114,110	1,114,110

Total revenue	$14,762,163	$6,746,643	$1,114,110	$22,622,916

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted EUA of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by FDA. Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark and Norway. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs versus 12 packs).

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2022	December 31, 2021
Receivables, which are included in grants and accounts receivable	$4,251,662	$3,000,708
Contract liabilities, which are included in accrued expenses and other current liabilities	$2,111,310	$2,251,177

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $35,162 and $303,824 as of June 30, 2022 and December 31, 2021, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred , which amounted to $2,076,148 and $1,947,353 at June 30, 2022 and December 31, 2021, respectively.

5.    LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. On December 4, 2020 (the “Third Amendment Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, if needed. On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed and entered into the Fourth Amendment Success Fee Letter (the “2022 Success Fee Letter”).

The Fourth Amendment provides a tranche of term loans (the “Term” Loans”) in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Amended Loan and Security Agreement). The Term C Loans, if taken, shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%. Pursuant to the Fourth Amendment, interest on the Term C Loans is subject to an interest rate cap of 8.00%. The Fourth Amendment, together with the Amended Loan and Security Agreement, provides for a period of interest only payments on the Term C Loan until the amortization date, which is January 1, 2024. The interest-only period may be further extended through July 2024 if the Company maintains compliance with certain conditions as outlined in the Fourth Amendment. Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the Term C Loans. The maturity date of the Term C Loan is December 1, 2025.

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

2022 Success Fee Letter:

Pursuant to the 2022 Success Fee Letter, the Borrower will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5,000,000 if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). Borrower may pay the Success Fee in cash or in shares of common stock, at Borrower’s sole discretion. The right of Bank to receive the success fees and the obligation of the Borrower to pay the success fees hereunder shall terminate on the date that is fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans.

6.    COMMITMENTS AND CONTINGENCIES

Payroll Tax Examination

In December 2021, the Company was notified that its European subsidiary, CytoSorbents Europe GmbH, would be subject to an audit of their payroll tax and social cost filings for the four-year period from 2018 through 2021. The Company has determined that payroll taxes and social costs were not paid on certain employee expense reimbursements as is required by German tax rules. Accordingly, the Company has accrued approximately $598,000 as an estimate of this liability. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2021 and June 30, 2022. Approximately $154,000 of this liability relates to 2021, approximately $131,000 relates to 2020, approximately $175,000 relates to 2019 and approximately $138,000 relates to 2018. The audit is on-going and is expected to be completed in 2022, subject to the availability of the German tax authorities.

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

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended June 30, 2022 and 2021, the Company recorded royalty expenses of approximately $208,000 and $339,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded royalty expenses of approximately $440,000 and $640,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2022 and 2021 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $347,000 and $564,000, respectively. For the six months ended June 30, 2022 and 2021 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $734,000 and $1,066,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

7.    LEASES

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced on June 1, 2021. The Early Term commenced on June 1, 2021 and lasted until September 30, 2021. The lease also contains two five-year renewal options; however, the Company has determined that it is not likely that they will exercise these options. Commencing on September 30, 2021, the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term). In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2021, the Company recorded a Right of Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations during the remaining lease term that commenced on September 30, 2021, the Company will recognize rent expense on this lease on a straight-line basis over the remaining term of the lease for the difference between the rent expense recognized and the required payments under the lease.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord at the existing Monmouth Junction facility which became effective May 31, 2021. This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent is approximately $35,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company vacated a portion of the space as of May 31, 2022. The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate. The Company’s base rent for the remaining space will be approximately $20,000 per month. Monthly operating expenses will be approximately $11,000 per month. In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000. At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises. Effective April 1, 2021, the Company adjusted its incremental borrowing rate to the incremental borrowing rate used in the College Road lease and recalculated the right of use asset and lease liability under the amended terms of this lease. In addition, the Company also adjusted the incremental borrowing rate and related right of use asset and lease liability on the existing Germany office lease effective April 1, 2021.

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

In January 2021, CytoSorbents Europe GmbH entered into a lease for 1,068 square meters of additional warehouse space. The lease commenced on April 1, 2021 and requires monthly payments of base rent of $7,784 and other costs of approximately $239 per month and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2021, the Company recorded a Right of Use asset and related lease liability at the estimated present value of the lease payments at the commencement date of approximately $594,000.

Right-Of-Use Asset and Lease Liability:

The Company’s consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both facilities as the Company has determined that it is probable that the renewal options will be exercised under each of the lease agreements. The discount rate used was the Company’s incremental borrowing rate, which is 9.8%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of- use asset and related lease liability is as follows:

	June 30,	December 31,
	2022	2021
Right-of-use asset	$12,981,674	$13,423,472

Total lease liability	$13,508,754	$13,821,509
Less current portion	(416,861)	(570,566)
Lease liability, net of current portion	$13,091,893	$13,250,943

The maturities of the lease liabilities are as follows during the year ended June 30:

2022	$1,718,437
2023	1,285,373
2024	1,676,044
2025	1,715,575
2026	1,756,193
Thereafter	18,126,012
Total lease payments	26,277,634
Present value discount	(12,768,880)
Total	$13,508,754

For the three months ended June 30, 2022 and 2021, operating cash flows paid in connection with operating leases amounted to approximately $685,000 and $430,000, and $1,398,000 and $661,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term was 13.1 years and 14.3 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2022 and 2021 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 8,630,000 and 9,905,000 incremental shares at June 30, 2022 and 2021, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.    SUBSEQUENT EVENT

On August 1, 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care.

The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”).

Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility between CytoSorb and Fresenius’ current critical care platforms.

To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States, but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly.

The foregoing summary of the Marketing Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Marketing Agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2022.

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

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted CytoSorbents’ technology Breakthrough Device Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. If FDA marketing approval for this indication is obtained, the device would be marketed as DrugSorb-ATR in the United States. The DrugSorb-ATR Antithrombotic Removal System is based on the same polymer technology as CytoSorb. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, and shock. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 179,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients.

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

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
•	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that is being evaluated in the U.S. STAR-T and STAR-D pivotal randomized, controlled trials to reduce the level of antithrombotic drugs, ticagrelor, apixaban and rivaroxaban to reduce bleeding complications in patients undergoing cardiothoracic surgery while on these drugs.
•	ECOS-300CY — an adsorption cartridge approved in the E.U. for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of maintaining or improving solid organ function. prior to transplant. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.
•	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
•	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
•	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.

•	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
•	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
•	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
•	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
•	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and the STAR-T study is now actively recruiting at multiple sites. Pending continuing uncertainty from the ongoing COVID-19 pandemic and widespread staffing shortages at participating institutions, the speed of enrollment remains uncertain, however, we anticipate that the study to reach its first scheduled milestone of 33% patient enrollment that will trigger the first Data Safety Monitoring Board (DSMB) meeting in the 3rd quarter of 2022 and that overall study enrollment will complete in 2023.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The first patient was enrolled in April 2022 and currently we have the majority of sites activated and recruiting.  Pending the continuing uncertainty from the long-standing impact of the COVID-19 pandemic that has resulted in widespread staffing shortages at participating institutions, we expect the study to complete enrollment in 2023.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively enrolling patients in the U.K. and Germany and is planned to expand to additional EU countries before the end of 2022. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses and we expect initial data readouts starting in 2023.

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC has completed enrollment and the final results will be presented at the European Society of Intensive Care Medicine conference in October 2022 and have also been submitted for publication.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now actively enrolling at multiple sites. The speed of enrollment remains uncertain due to COVID-19 however we currently estimate that the next important milestone of the interim analysis after 50% enrollment will occur in 2023.

The German multicenter Hep-On-Fire study was designed to evaluate CytoSorb in patients suffering from acute liver failure due to alcoholic hepatitis, however, it has experienced executional delays in its current form and has not initiated enrollment to date. Accordingly, we are actively evaluating available options for study optimization and are targeting the relaunch of the study in 2023.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is undergoing start-up activities and scheduled to begin enrollment in the second half of 2022 with the goal of being active in multiple countries in 2023. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Resume In-person Sales from a Strong Customer Base: Our core customer base accounts for the majority of our direct sales and grew by 20-25% at the start of the pandemic and has remained stable since. We are in close contact with all of these accounts and have confirmed that COVID-19 related issues, including its effect on staffing and numbers of ICU patients, are the primary issue for volatility in ordering. We believe a return to in-person selling will reinvigorate growth.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who will work closely with our sales teams and best serve the needs and interests of our customers. We have already seen our efforts bear fruit with now more than 150 cardiac surgery centers internationally who have begun to use CytoSorb to remove antithrombotic drugs during urgent cardiac surgery, for example. We believe this infrastructure will yield many more similar successes across a broad array of applications.
•	New Exclusive Private Hospital Chain Partnerships: In May 2022, we entered into a 3-year preferred supplier agreement with Asklepios, making CytoSorb available without restrictions to all of the approximate 170 healthcare facilities across 14 states throughout Germany that Asklepios operates. This includes Asklepios Klinik St. Georg in Hamburg, Germany, which pioneered the use of CytoSorb to remove antithrombotic drugs during cardiothoracic surgery, and is well-known for their seminal publication on CytoSorb use for this application during emergency cardiac surgery in patients at high risk of bleeding.

•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the in vitro removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost hemoperfusion pump is adequate to implement our CytoSorb blood purification technology, without the complexity of a large dialysis or continuous renal replacement therapy (CRRT) machine, without the need for a dialysis technician, and where patients do not need to have failed kidneys. This would greatly simplify treatment with CytoSorb in the ICU - potentially enabling its more ubiquitous and earlier use on more patients while opening the door for more new applications in the emergency room, surgery suites, and elsewhere, in what we call the “hospital-wide” application. In June 2022, we announced that, following a successful pilot program in three countries, we have signed an expanded non-exclusive agreement with Nikkiso Europe GmbH (Nikkiso) to distribute their PureADJUST stand-alone hemoperfusion pump and accessories in a total of 14 countries. In addition to securing the rights to sell Nikkiso’s stand-alone pump and accessories, we will also be able to provide field support services in these countries.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K. and Ireland, we now sell direct in two of the E.U.’s Big 5 Economies - Germany and the U.K. – and a total of 15 countries direct overall, while working with distributors or partners in the other three Big 5 Economies: France, Italy, and Spain.
•	Investment in important clinical studies in shock, liver failure, cardiac surgery, ATR, etc: We are committed to funding Company-sponsored studies in key areas that we believe will drive international adoption and usage, with the goal of becoming a standard of care for those applications.

COVID-19 Business Update

COVID-19 patients develop life-threatening complications such as acute respiratory distress syndrome (ARDS), shock (i.e., a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury, thromboses and emboli, and secondary bacterial infections. The underlying cause for these complications is often a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. Hypercoagulability, thought triggered by inflammation, and resulting thromboembolic events such as pulmonary emboli and thrombotic microangiopathy, play another critical role in the pathophysiology of COVID-19 infection and severity of illness.

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020. CytoSorb has now been used to treat dangerous inflammation and related life-threatening complications in more than 7,650 COVID-19 patients in more than 30 countries as of June 30, 2022. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation. CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances. CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

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

On May 9, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Demonstration of the Safety and Efficacy of Field-Ready Blood Group Antibody (BGA) Adsorber in the Porcine Universal Transfusion Model.” The Department of Defense (DoD) Defense Medical Research and Development Program (DMRDP) Joint Program Committee 6 (JPC-6) Combat Casualty Care Research Program (CCCRP) Battlefield Resuscitation for the Immediate Stabilization of Combat Casualties Award, for up to $1,977,024, was granted to the Company to validate the safety and efficacy of the BGA device in a preclinical study in pigs. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-1-0235. The contract effective date is August 1, 2022.

Research and Development Update

Our research and development efforts have experienced challenges due to the COVID-19 pandemic. Due primarily to the ongoing pandemic, we have encountered challenges hiring the required technical staff. Our recruiting process is ongoing, so that we can obtain the technical staff required to be able to timely execute on our various grant and non-grant related research and development projects. As of June 30, 2022, the revenue remaining to be earned on open grant contracts is $10.2 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $11.5 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date.

The development of our HemoDefend-RBC™ filter, which is designed to remove potassium and non-infectious contaminants in transfused packed red blood cells, has also been impacted by the COVID-19 pandemic. The development of this filter requires the use of human blood procured from commercial blood banks to perform the validation testing necessary to support an IDE submission. Currently, due primarily to the COVID-19 pandemic, the national blood supply is experiencing blood shortages and supply has been inconsistent for research purposes. As a result, we have experienced disruptions in our blood supply and cannot predict when deliveries will stabilize. We are continuing to seek alternative supplies of blood to support the required validation testing. This may delay an IDE submission.

Comparison for the three months ended June 30, 2022 and 2021:

Revenues:

Revenue from product sales was approximately $7,331,000 in the three months ended June 30, 2022, as compared to approximately $11,365,000 in the three months ended June 30, 2021, a decrease of approximately $4,034,000, or 36%. The decrease in the average exchange rate of the Euro to the U.S. dollar negatively impacted 2022 product sales by approximately $840,000. For the three months ended June 30, 2022, the average exchange rate of the Euro to the U.S. dollar was $1.06 as compared to an average exchange rate of $1.21 for the three months ended June 30, 2021. We estimate that demand for CytoSorb to treat COVID-19 patients was di minimis in the second quarter of 2022 as compared to approximately $1.7 million in the second quarter of 2021. This decrease is partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death. Overall direct sales declined by approximately $3,408,000 resulting primarily from lower sales in Germany due to COVID-19 pandemic-driven market conditions and unfavorable currency conversions. Although improved, COVID-19 restrictions remain in place at many hospitals throughout Germany and these restrictions continue to limit our access to hospital personnel, particularly the physicians.

Grant income was approximately $1,165,000 for the three months ended June 30, 2022 as compared to approximately $659,000 for the three months ended June 30, 2021, an increase of approximately $506,000, or 77%. During the three months ended June 30, 2021, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb. In 2022, research and development employees were assigned exclusively to grant and other research and development activities.

Total revenues were approximately $8,496,000 for the three months ended June 30, 2022, as compared to total revenues of approximately $12,024,000 for the three months ended June 30, 2021, a decrease of approximately $3,528,000, or 29%.

Cost of Revenues:

For the three months ended June 30, 2022 and 2021, cost of revenue was approximately $3,551,000 and $2,710,000, respectively, an increase of approximately $840,000, of which approximately $482,000 was due to an increase in grant cost of revenue. Product cost of revenue was approximately $2,453,000 and $2,094,000, respectively, for the three months ended June 30, 2022 and 2021, an increase of approximately $359,000. The increase is due primarily to inefficiencies associated with the relocation of our production activities to our new manufacturing facility in Princeton, New Jersey during the second quarter of 2022. Product gross margins were approximately 67% for the three months ended June 30, 2022 as compared to approximately 82% for the three months ended June 30, 2021. The decrease in the gross margin percentage in 2022 was due primarily to the move to our new production facility as mentioned above. In addition, to a lesser extent, product gross margin was negatively impacted due to an increase in the percent contribution of lower margin distributor sales.

Research and Development Expenses:

For the three months ended June 30, 2022, research and development expenses were approximately $4,183,000, as compared to research and development expenses of approximately $3,699,000 for the three months ended June 30, 2021, an increase of approximately $484,000. This increase was due to an increase in our clinical trial activities of approximately $541,000 due to activities related to our STAR-T and STAR-D trials in the United States. This was offset by a decrease in non-grant related labor and other costs of approximately $57,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $679,000 for the three months ended June 30, 2022, as compared to approximately $718,000 for the three months ended June 30, 2021. The decrease of approximately $39,000 was due to a decrease in legal fees of approximately $20,000, a decrease in employment agency fees of approximately $9,000, and a decrease in consulting fees of approximately $49,000. The decreases were offset by an increase in accounting fees of approximately $39,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $8,439,000 for the three months ended June 30, 2022, as compared to approximately $9,821,000 for the three months ending June 30, 2021, a decrease of $1,382,000. This decrease was related to a decrease in royalty expenses of approximately $348,000 due to the decrease in product sales, a decrease in non-cash restricted stock expense of approximately $1,459,000 related to restricted stock units granted to the Company’s executive officers, a decrease in non-cash stock compensation expense of approximately $797,000, and a decrease in other general and administrative expenses of approximately $116,000, offset by an increase in salaries, commissions and related costs of approximately $275,000, an increase in sales and marketing costs, which include advertising and conference attendance of approximately $396,000, an increase in travel and entertainment costs of approximately $317,000 and an increase in occupancy costs of approximately $350,000 related to the rent expense on our new manufacturing facility.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2022, the loss on foreign currency transactions was approximately $2,523,000 as compared to a gain of approximately $234,000 for the three months ended June 30, 2021. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2022 as compared to March 31, 2022. The spot exchange rate of the Euro to the U.S. dollar was $1.05 per Euro at June 30, 2022, as compared to $1.11 per Euro at March 31, 2022. The 2021 gain was directly related to the increase in the spot exchange rate of the Euro at June 30, 2021 as compared to March 31, 2021. The spot exchange rate of the Euro to the U.S. dollar was $1.19 per Euro at June 30, 2021, as compared to $1.17 per Euro at March 31, 2021.

Comparison for the six months ended June 30, 2022 and 2021:

Revenues:

Revenue from product sales was approximately $15,255,000 in the six months ended June 30, 2022, as compared to approximately $21,509,000 in the six months ended June 30, 2021, a decrease of approximately $6,254,000, or 29%. The decrease in the average exchange rate of the Euro to the U.S. dollar negatively impacted 2022 product sales by approximately $1,400,000. For the six months ended June 30, 2022, the average exchange rate of the Euro to the U.S. dollar was $1.09 as compared to an average exchange rate of $1.21 for the six months ended June 30, 2021. Though difficult to quantify, we estimate that approximately $300,000 of total product sales in the six months ended June 30, 2022 was due to the demand for CytoSorb to treat COVID-19 patients as compared to $3.5 million in the six months ended June 30, 2021. This decrease is partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death. Overall direct sales declined by of approximately $5,379,000 resulting primarily from lower sales in Germany due to COVID-19 pandemic-driven market conditions and unfavorable currency exchange conversions. Although improved, COVID-19 restrictions remain in place at many hospitals throughout Germany and these restrictions continue to limit our access to hospital personnel, particularly the physicians.

Grant income was approximately $1,932,000 for the six months ended June 30, 2022 as compared to approximately $1,114,000 for the six months ended June 30, 2021, an increase of approximately $818,000 or 73%. During the six months ended June 30, 2021, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb. In 2022, research and development employees were assigned exclusively to grant and other research and development activities.

Total revenues were approximately $17,187,000 for the six months ended June 30, 2022, as compared to total revenues of approximately $22,623,000 for the six months ended June 30, 2021, a decrease of approximately $5,436,000, or 24%.

Cost of Revenues:

For the six months ended June 30, 2022 and 2021, cost of revenue was approximately $5,828,000 and $5,462,000, respectively, an increase of approximately $366,000. Product cost of revenue was approximately $4,008,000 and $4,426,000, respectively, for the six months ended June 30, 2022 and 2021, a decrease of approximately $418,000. This decrease was due primarily to lower sales. Product gross margins were approximately 74% for the six months ended June 30, 2022 and approximately 79% for the six months ended June 30, 2021. The reduction in product gross margin is due primarily to inefficiencies associated with the relocation of our production activities to our new manufacturing facility in Princeton, New Jersey during the second quarter of 2022. In addition, to a lesser extent, product gross margin was negatively impacted due to an increase in the percent contribution of lower margin distributor sales.

Research and Development Expenses:

For the six months ended June 30, 2022, research and development expenses were approximately $8,427,000 as compared to research and development expenses of approximately $5,981,000 for the six months ended June 30, 2021, an increase of approximately $2,446,000. This increase was due to an increase in costs associated with our clinical trial activities of approximately $1,951,000 due to activities related to our STAR-T and STAR-D trials in the United States, an increase in salaries related to our clinical trial activities of approximately $142,000 due to the hiring of clinical expertise and an increase in non-grant related research and development labor of approximately $193,000 and an increase in non-grant related research and development costs of approximately $160,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $1,480,000 for the six months ended June 30, 2022, as compared to approximately $1,426,000 for the six months ending June 30, 2021. The increase of approximately $54,000 was due to an increase in legal fees of approximately $304,000 due to the abandonment of certain patent applications and an increase in accounting fees of approximately $122,000. These increases were offset by decreases in hiring fees of approximately $264,000 and consulting fees of approximately $108,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $17,600,000 for the six months ended June 30, 2022, as compared to $17,531,000 for the six months ended June 30, 2021, an increase of $69,000. This increase is related to an increase in salaries, commissions and related costs of approximately $1,210,000, an increase in sales and marketing costs, which include advertising and conference attendance of approximately $682,000, an increase in travel and entertainment costs of approximately $469,000 and an increase in occupancy costs of approximately $723,000 related to the rent expense on our new manufacturing facility. These increases were offset by a decrease in royalty expenses of approximately $531,000, a decrease in non-cash restricted stock expense of approximately $1,742,000 related to restricted stock units granted to the Company’s executive officers, a decrease in non-cash stock compensation expense of approximately $677,000, and a decrease in other general and administrative expenses of approximately $65,000.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2022, the loss on foreign currency transactions was approximately $3,736,000 as compared to a loss of approximately $1,071,000 for the six months ended June 30, 2021. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2022 as compared to December 31, 2021. The spot exchange rate of the Euro to the U.S. dollar was $1.05 per Euro as of June 30, 2022, as compared to $1.14 per Euro at December 31, 2021. The 2021 loss was directly related to the decrease in the spot exchange rate of the Euro as of June 30, 2021 as compared to December 31, 2020.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2022, we had an accumulated deficit of approximately $241,031,000, which included losses of approximately $19,846,000 and $8,845,000 for the six-month periods ended June 30, 2022 and 2021, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of June 30, 2022, we had current assets of approximately $41,647,000 including unrestricted cash on hand of approximately $30,164,000 and current liabilities of approximately $10,554,000. As of June 30, 2022, $25 million of our total shelf amount was allocated to our ATM facility, all of which is still available. In addition, we have $15 million of debt availability, providing financial flexibility, if needed. In April of 2022, we received approximately $740,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

As of June 30, 2022, cash and cash equivalents were $31.9 million, including $1.7 million in restricted cash, compared to $44.7 million as of March 31, 2022.  The change in cash, or our second quarter 2022 cash burn, was approximately $12.9 million.  This included non-recurrent expenditures of $4.8 million related to the construction, capital equipment and other costs associated with the build out of our new manufacturing facility.  Most of the costs associated with the new facility have already been incurred, except for an estimated $300,000 in additional costs to be paid over the remainder of 2022.  In addition, the inefficiencies caused by necessary production shutdowns associated with the relocation to our new production facility and lower sales volumes, reduced gross margins from greater than 80% in the first quarter of 2022 to 67% in the second quarter of 2022, unfavorably impacting our cash burn by approximately $1.0 million.  We expect gross margins to return to previous levels as we complete the relocation to the new facility by the end of this year, end the lease at our Deer Park Drive facility, and begin to capture manufacturing efficiencies driven by expected improvement in market conditions and increased product demand.  In addition, due to the timing of certain collections, grant and accounts receivables grew by $0.6 million in the second quarter.  Excluding these aforementioned factors impacting our second quarter 2022 cash burn, our burn for the second quarter 2022 would have been approximately $6.5 million. Over the past quarters, we have strategically built up our inventory as a buffer against any potential disruption in production with the transition to the new facility.  By December 31, 2022, we expect to be able to reduce our inventory by approximately $1.0 million, which will be a source of working capital.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. pivotal STAR-T and STAR-D trials. In April 2022, we began instituting tighter cost controls which are expected to reduce our planned cash burn by an additional $2 million per quarter. We are currently actively engaged in making further reductions to our operating costs to reduce our future cash burn.

We believe that we have sufficient cash to fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements.

COVID-19 Impact on Financial Results

Product revenues in the six months ended June 30, 2022 were negatively impacted by pandemic-driven adverse market conditions, especially in Germany which is our largest market. This was due to another wave in new COVID-19 cases in Germany, driven by the Omicron variant. This prompted many hospitals throughout Germany to either maintain or reinstitute restrictions such as visitation rights to non-essential visitors. However, unlike prior waves in Germany, the rates of severe COVID-19 illness requiring ICU care, and death have been disproportionately very low. This is being partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death. Our product revenues decreased by 29% during the six months ended June 30, 2022 to approximately $15.3 million from approximately $21.5 million in the six months ended June 30, 2021. Though difficult to quantify, we estimate that approximately $300,000 of our product revenues were directly or indirectly related to COVID-19 during the six-month period ended June 30, 2022 as compared to $3.5 million during the six months ended June 30, 2021.

We expect that COVID-19 revenues will continue to decline in future periods, as increasing vaccinations globally result in fewer new cases, hospitalizations, and deaths from COVID-19. As the COVID-19 pandemic wains, these expectations may change depending on whether there is a resurgence of COVID-19, or a containment of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $173,000 for the six months ended June 30, 2022. Given the significant decrease in COVID-19 cases in the U.S. at this time, we do not believe that U.S. sales under FDA EUA will have a significant impact on our overall product sales during the remainder of 2022.

The COVID-19 pandemic had generally been a positive driver for CytoSorb sales and it has highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation. This has been a catalyst for CytoSorb orders from existing customers, but also from new hospitals in countries where CytoSorb was not previously sold. We believe this awareness of CytoSorb increased overall usage during the COVID-19 pandemic and could help drive further CytoSorb sales in the future. However, since the beginning of the COVID-19 pandemic, we have experienced disruptions to our normal sales processes. These disruptions have been amplified more recently in Germany as a result of a wave of new COVID-19 cases. For example, we have experienced decreased access of our sales representatives to hospitals and fewer sales meetings with physicians, approximately 40% of our direct salesforce in Germany contracting COVID-19 during 2022, decreased effectiveness of virtual medical conferences, and limits on our ability to market new indications, such as ticagrelor and rivaroxaban removal. Additionally, hospitals have reduced the number of surgeries and other non-COVID-19 hospitalized patients and slowed our ability to generate clinical data to support our sales and marketing efforts. These factors negatively impacted our critical care and cardiac surgery markets in Germany, resulting in lower-than-expected sales of CytoSorb during the quarter ended June 30, 2022. With the pandemic in flux, it is difficult to predict what the near-term impact of COVID-19 will have on overall ongoing product sales. We would expect over time to regain unrestricted access to hospitals and physicians which should positively impact our product sales in the future.

The COVID-19 pandemic did not impact grant income during the first half of 2022 but did negatively impact first half 2021 results, when our research and development employees were either deployed to work-from-home or reassigned to assist in production activities to increase production of CytoSorb. Currently, the team is executing upon our grant contracts. Our grant income increased by 73% during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. However, this may change depending on whether there is a resurgence of COVID-19, which may result in a reduction of grant income until such time as the pandemic is over, however, this reduction is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

There has been a worldwide slowdown in clinical trial activities as medical providers focus on COVID-19 patients, as well as widespread staffing shortages. This has resulted in temporary pauses and delays in a number of our company-sponsored clinical trials, which has resulted in lower-than-expected costs and expenses associated with clinical trial activity. In addition, because of ongoing COVID-19-related delays in the U.K., we elected to stop our TISORB single arm trial in April 2021, in favor of dedicating those resources to the U.S. STAR-T randomized controlled trial in the United States which is currently enrolling. These clinical trial activities and related expenses are expected to increase substantially as the impact of the COVID-19 pandemic continues to ease, especially in the U.S. In addition to the acute impact of the pandemic relating to the strain from high COVID-19 patient numbers, major healthcare systems throughout the world, including the United States and Germany, where we have substantial clinical trial activities, are also challenged by the long-term effects of the pandemic on the health care system and are encountering difficulty retaining and recruiting hospital personnel including personnel needed to support research activities. It is uncertain when these complex headwinds on health care delivery and clinical research activities will resolve and until then these factors may result in reduced capabilities of institutions to contribute patient recruitment into clinical trials with the potential to slow enrollment in our Company-sponsored clinical trials.

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

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord at our existing Monmouth Junction facility which became effective May 31, 2021. This amendment extends the term of the lease for the Company’s existing facility to May 31, 2022. The Company’s base rent is approximately $35,000 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company vacated a portion of the space as of May 31, 2022. The Company will continue to lease the remaining space until December 31, 2022, at which time the Company will vacate the remaining space and the lease will terminate. The Company’s base rent for the remaining space will be approximately $20,000 per month. Monthly operating expenses will be approximately $11,000 per month. In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000. At the end of the lease term, the entire security deposit will be paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company will have no further obligation to pay for repairs to the vacated premises.

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

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”). Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. As of June 30, 2022, the Company’s cash, cash equivalents and restricted cash balances were approximately $31.9 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements. In addition, the Company has $15 million of debt availability and $25 million of availability under its ATM facility to provide additional liquidity, as needed. As a result, the Company has determined that the going concern risk has been substantially mitigated.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 2, 2022	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2022	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)