Form 10-Q
period 2022-09-30
Cytosorbents Corp
filed 2022-11-03
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 43,635,715 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	December 31,
	(Unaudited)	2021

ASSETS
Current Assets:
Cash and cash equivalents	$22,552,239	$52,137,707
Grants and accounts receivable, net of allowance for doubtful accounts of $66,634 as of September 30, 2022 and $60,539 at December 31, 2021	4,961,245	4,523,430
Inventories	3,541,596	4,766,098
Prepaid expenses and other current assets	1,325,724	2,871,655
Total current assets	32,380,804	64,298,890

Property and equipment, net	10,711,690	5,150,886
Restricted cash	1,687,459	1,687,459
Right-of-use assets	12,794,340	13,423,472
Other assets	4,695,265	4,958,575
Total Assets	$62,269,558	$89,519,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,347,823	$2,805,235
Lease liability – current portion	376,529	570,566
Accrued expenses and other current liabilities	7,394,293	10,314,341
Total current liabilities	10,118,645	13,690,142
Lease liability, net of current portion	13,009,413	13,250,943
Total Liabilities	23,128,058	26,941,085

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,634,845 and 43,478,487 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	43,634	43,478
Additional paid-in capital	286,129,098	283,194,429
Accumulated other comprehensive income	6,200,520	525,585
Accumulated deficit	(253,231,752)	(221,185,295)
Total Stockholders’ Equity	39,141,500	62,578,197
Total Liabilities and Stockholders’ Equity	$62,269,558	$89,519,282

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$6,271,228	$8,901,089	$21,176,194	$30,405,114
Other sales	191,468	797	541,694	5,578
Total product sales	6,462,696	8,901,886	21,717,888	30,410,692
Grant income	1,648,657	858,530	3,580,447	1,972,640
Total revenue	8,111,353	9,760,416	25,298,335	32,383,332
Cost of revenue	4,493,976	2,462,946	10,322,315	7,924,608
Gross margin	3,617,377	7,297,470	14,976,020	24,458,724
Other expenses:
Research and development	3,290,149	4,262,206	11,716,976	10,243,572
Legal, financial and other consulting	609,518	664,689	2,089,330	2,090,310
Selling, general and administrative	8,735,048	7,776,575	26,335,238	25,307,766
Total expenses	12,634,715	12,703,470	40,141,544	37,641,648
Loss from operations	(9,017,338)	(5,406,000)	(25,165,524)	(13,182,924)
Other income/(expense):
Interest income (expense), net	46,845	12,766	78,849	15,713
Loss on foreign currency transactions	(3,230,315)	(1,013,051)	(6,966,613)	(2,084,425)
Miscellaneous income (expense)	(29)	—	6,831	—
Total other expense	(3,183,499)	(1,000,285)	(6,880,933)	(2,068,712)

Loss before benefit from income taxes	(12,200,837)	(6,406,285)	(32,046,457)	(15,251,636)

Benefit from income taxes	—	—	—	—

Net loss attributable to common shareholders	$(12,200,837)	$(6,406,285)	$(32,046,457)	$(15,251,636)

Basic and diluted net loss per common share	$(0.28)	$(0.15)	$(0.74)	$(0.35)

Weighted average number of shares of common stock outstanding	43,606,980	43,396,464	43,552,238	43,319,507

Net loss	$(12,200,837)	$(6,406,285)	$(32,046,457)	$(15,251,636)
Other comprehensive income (loss):
Currency translation adjustment	2,658,809	807,965	5,674,935	1,701,202
Total Comprehensive loss	$(9,542,028)	$(5,598,320)	$(26,371,522)	$(13,550,434)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2022	43,574,619	$43,575	$285,005,396	$3,541,711	$(241,030,915)	$47,559,767
Stock-based compensation - employees, consultants and directors	—	—	1,005,403	—	—	1,005,403
Other comprehensive loss: foreign translation adjustment	—	—	—	2,658,809	—	2,658,809
Stock issued to vendor in lieu of cash payment	—	—	—	—	—	—
Issuance of restricted stock units	60,226	59	118,299	—	—	118,358
Net loss	—	—	—	—	(12,200,837)	(12,200,837)
Balance at September 30, 2022	43,634,845	$43,634	$286,129,098	$6,200,520	$(253,231,752)	$39,141,500

Balance at December 31, 2021	43,478,487	$43,478	$283,194,429	$525,585	$(221,185,295)	$62,578,197
Stock-based compensation - employees, consultants and directors	—	—	2,554,092	—	—	2,554,092
Other comprehensive income: foreign translation adjustment	—	—	—	5,674,935	—	5,674,935
Stock issued to vendor in lieu of cash payment	12,500	12	42,487	—	—	42,499
Issuance of restricted stock units	143,858	144	378,449	—	—	378,593
Legal/audit fees related to ATM offering	—	—	(40,359)	—	—	(40,359)
Net loss	—	—	—	—	(32,046,457)	(32,046,457)
Balance at September 30, 2022	43,634,845	$43,634	$286,129,098	$6,200,520	$(253,231,752)	$39,141,500

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2021	43,337,905	$43,338	$280,654,464	$(840,841)	$(205,471,998)	$74,384,963
Stock-based compensation - employees, consultants and directors	—	—	998,642	—	—	998,642
Other comprehensive loss: foreign translation adjustment	—	—	—	807,965	—	807,965
Proceeds from exercise of stock options	102,437	103	589,615	—	—	589,718
Cashless exercise of stock options	4,561	5	(5)	—	—	—
Issuance of restricted stock units	30,745	30	236,076	—	—	236,106
Net loss	—	—	—	—	(6,406,285)	(6,406,285)
Balance at September 30, 2021	43,475,648	$43,476	$282,478,792	$(32,876)	$(211,878,283)	$70,611,109

Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579
Stock-based compensation - employees, consultants and directors	—	—	3,224,255	—	—	3,224,255
Other comprehensive income: foreign translation adjustment	—	—	—	1,701,202	—	1,701,202
Proceeds from exercise of stock options	137,102	137	795,986	—	—	796,123
Cashless exercise of stock options	9,885	10	(2,841)	—	—	(2,831)
Issuance of restricted stock units	106,662	107	928,310	—	—	928,417
Net loss	—	—	—	—	(15,251,636)	(15,251,636)
Balance at September 30, 2021	43,475,648	$43,476	$282,478,792	$(32,876)	$(211,878,283)	$70,611,109

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(32,046,457)	$(15,251,636)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restricted stock unit compensation	149,368	1,875,422
Depreciation and amortization	659,407	517,176
Amortization of right of use asset	193,567	—
Impairment of patents	431,426	—
Bad debt expense	10,369	6,137
Stock-based compensation	2,554,092	3,224,255
Foreign currency transaction loss	6,966,613	2,084,425
Changes in operating assets and liabilities:
Grants and accounts receivable	(860,022)	(278,105)
Inventories	459,434	(2,099,051)
Prepaid expenses and other current assets	1,577,559	1,243,579
Other assets	53,226	(136,773)
Accounts payable and accrued expenses	(3,042,537)	300,571
Net cash used in operating activities	(22,893,955)	(8,514,000)

Cash flows from investing activities:
Purchases of property and equipment	(5,873,928)	(2,108,821)
Payments for patent costs	(375,568)	(499,691)
Net cash used in investing activities	(6,249,496)	(2,608,512)

Cash flows from financing activities:
Equity contributions - net of fees incurred	(40,359)	—
Proceeds from exercise of stock options	—	796,123
Net cash provided by (used in) financing activities	(40,359)	796,123
Effect of exchange rates on cash	(401,658)	(52,366)
Net change in cash, cash equivalents and restricted cash	(29,585,468)	(10,378,755)

Cash, cash equivalents and restricted cash - beginning of period	53,825,166	71,421,601
Cash, cash equivalents and restricted cash - end of period	$24,239,698	$61,042,846

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to vendor in lieu of cash payment	$42,499	$—
Capital expenditures included in accounts payable	$280,729	$—
Settlement of accrued bonuses with restricted stock units	$378,593	$928,417

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2022

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022. The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of September 30, 2022, the Company’s cash and cash equivalents balances were approximately $22.6 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements. In addition, the Company has $15 million of debt availability and $25 million of availability under its ATM facility to provide additional liquidity, as needed. As a result, the Company has determined that the going concern risk has been substantially mitigated.

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

In April 2020, CytoSorb received United States Food and Drug Administration (“FDA”) Emergency Use Authorization (“EUA”) of CytoSorb for use in adult critically-ill COVID-19 patients with imminent or confirmed respiratory failure. The CytoSorb device has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA is effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

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

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of CytoSorbents Europe GmbH. Foreign currency transaction loss included in net loss amounted to approximately $3,230,000 and $1,013,000 for the three months ended September 30, 2022 and 2021, respectively. Foreign currency transaction loss included in net loss amounted to approximately $6,967,000 and $2,084,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company translates assets and liabilities of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates during the period. The Company includes accumulated net translation adjustments in accumulated other comprehensive income as a component of stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$22,552,239	$52,137,707
Restricted cash	1,687,459	1,687,459
Total cash, cash equivalents and restricted cash	$24,239,698	$53,825,166

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts amounted to approximately $67,000 and $61,000 at September 30, 2022 and December 31, 2021, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. As of September 30, 2022 and December 31, 2021, the Company’s inventory was comprised of finished goods, which amounted to $2,075,570 and $3,084,606, respectively; work in process which amounted to $818,909 and $1,322,736, respectively; and raw materials, which amounted to $647,117 and $358,756, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

In September 2022, the Company experienced an equipment failure of a refrigeration unit at its new College Road manufacturing facility. This equipment stored various items of work-in-process inventory. The Company determined all the items that were stored in this unit were required to be scrapped. The value of this inventory was approximately $599,000. Accordingly, this inventory was written-off and is included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss in the three and nine months ended September 30, 2022. The Company has filed a claim with its insurance carrier related to this loss. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined. Accordingly, in the third quarter of 2022, the Company has not recorded any provision for insurance reimbursement. The Company expects to record the insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no charges for impairments during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an impairment charge of approximately $431,000 related to certain patent costs. There were no impairment charges during either of the three and nine months ended September 30, 2021. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

Advertising expenses are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss when incurred. Advertising expenses amounted to approximately $143,000 and $151,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $358,000 and $455,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2022 or December 31, 2021. The Company files tax returns in the U.S. federal and state jurisdictions.

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

A significant portion of the Company’s revenues are from product sales in Germany. Substantially all of the Company’s grant income is from government agencies in the United States. (See Note 4 for further information relating to the Company’s revenue.)

As of September 30, 2022, two distributors accounted for approximately 39% of outstanding grants and accounts receivable. As of December 31, 2021, one distributor accounted for approximately 12% of outstanding grants and accounts receivables. For the three months ended September 30, 2022, one distributor accounted for approximately 16% of the Company’s total revenue and for the nine months ended September 30, 2022, no distributor or direct customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2021, no distributor or direct customer accounted for more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, grants and accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $79,000 and $56,000, respectively, for the three months ended September 30, 2022 and 2021, and $166,000 and $196,000, respectively, for the nine months ended September 30, 2022 and 2021.

Effect of Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance”. ASU 2021-10 will require enhanced disclosures related to the Company’s contracts with the U.S. Government. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company intends to implement the provisions of ASU 2021-10 during 2022 and does not believe this ASU will have a material impact on the Company’s financial statements.

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

Subject to the terms of the Sales Agreement, the Agent is required to use its commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There have been no sales under the Sale Agreement. In addition, during the year ended December 31, 2021 and during the nine months ended September 30, 2022, the Company paid approximately $90,000 and $40,000, respectively, in expenses related to the Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $1,005,000 and $2,554,000 for the three and nine months ended September 30, 2022, respectively, and $999,000 and $3,224,000 for the three and nine months ended September 30, 2021, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2021	6,885,978	$7.09	7.15
Granted	2,674,055	$2.00	—
Forfeited	(1,221,475)	$8.77	—
Expired	(162,668)	$8.14	—
Exercised	—	$—	—
Outstanding, September 30, 2022	8,175,890	$5.15	7.17

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $1.39 to $3.91 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (64.7%), expected dividends (0%) on the stock and the risk free interest rate (ranging from 1.52% to 3.91%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of September 30, 2022 of $1.36 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2022	Price	Life (Years)	Value
$1.39 - $13.20	8,175,890	$5.15	7.17	$—

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2022	Price	Value
4,611,352	$6.36	$—

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2021	2,994,846	$4.68
Granted	2,674,055	$1.21
Forfeited	(1,221,475)	$8.77
Vested	(882,888)	$3.74
Non-vested, September 30, 2022	3,564,538	$2.13

As of September 30, 2022, the Company had approximately $5,471,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 46 months.

Awards of Stock Options:

On August 10, 2022, the Board of Directors granted options to purchase 1,163,800 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2022 individual performance evaluation. Once awarded, these options will vest one quarter on February 15, 2023, one quarter on February 15, 2024, one quarter on February 15, 2025 and one quarter on February 15, 2026. The grant date fair value of these unvested options amounted to approximately $1,381,000. During the three and nine months ended September 30, 2022, the Company recorded approximately $65,000 of stock option expense related to these options.

On August 10, 2022, the Board of Directors granted options to purchase 772,905 shares of common stock to the Company’s employees. These options will vest one eighth on the six-month anniversary of the grant date, one eighth on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date and one quarter on fourth anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $917,000. During the three and nine months ended September 30, 2022, the Company recorded approximately $32,000 of stock option expense related to these options.

On August 10, 2022, the Board of Directors granted options to purchase 113,850 shares of common stock to members of the Company’s Board of Directors. These options will vest one quarter on the grant date, one quarter on September 30, 2022, one quarter on 12/31/2022, and one quarter on 3/31/2023. The grant date fair value of these unvested options amounted to approximately $135,000. During the three and nine months ended September 30, 2022, the Company recorded approximately $68,000 of stock option expense related to these options.

On August 10, 2022, the Board of Directors granted options to purchase 1,163,800 shares of common stock to certain senior managers of the Company. These options will vest one quarter on the grant date, one quarter on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $562,000. During the three and nine months ended September 30, 2022, the Company recorded approximately $132,000 of stock option expense related to these options.

On August 10, 2022, the Board of Directors granted options to purchase 1,365,000 shares of common stock to certain senior managers of the Company which will only vest upon the achievement of certain specific, predetermined milestones related to the Company’s long-term performance goals. The grant date fair value of these unvested options amounted to approximately $1,620,000. As of September 30, 2022, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2021	277,200	724,500	1,709,500	2,711,200	$11,359,928
Granted	69,300	55,000	339,250	463,550
Forfeited	—	—	(235,750)	(235,750)
September 30, 2022	346,500	779,500	1,813,000	2,939,000	$3,997,040

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021.

Other Awards of Restricted Stock Units:

On March 4, 2019, certain named executive officers and senior managers were granted 22,220 restricted stock units. These awards were valued at approximately $179,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2022 and 2021, the Company recorded expense of approximately $0 and $0, and $0 and $12,000, respectively, related to these restricted stock unit awards.

On July 22, 2019, certain named executive officers and senior managers were granted 180,300 restricted stock units. These awards were valued at approximately $1,300,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2022 and 2021, the Company recorded expense of approximately $0 and $54,000, and $0 and $259,000, respectively, related to these restricted stock unit awards.

On February 28, 2020, certain named executive officers and senior managers were granted 168,100 restricted stock units. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2022 and 2021, the Company recorded (income) expense of approximately $0 and $84,000, and $(65,000) and $443,000, related to these restricted stock unit awards, respectively.

On April 12, 2021, certain named executive officers and senior managers were granted 235,765 restricted stock units. These awards were valued at approximately $2,220,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2022 and 2021, the

Company recorded expense of approximately $177,000 and $177,000, and $50,000 and $1,030,000, respectively, related to these restricted stock unit awards.

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2022 and 2021, the Company recorded expense of approximately $214,000 and $0, and $214,000 and $0, respectively, related to these restricted stock unit awards.

Additionally, in 2021 and 2020 certain employees were offered 91,750 restricted stock units as a condition of their employment. These awards were valued at approximately $713,868 at the date of issuance. 45,000 of the restricted stock units were forfeited in 2022. 16,750 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the second anniversary of the award, one-third on the third anniversary of the award, and one-third on the fourth anniversary of the award. The other 30,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the three and nine months ended September 30, 2022 and 2021, the Company recorded (income) expense of approximately $0 and $45,000, and $(34,000) and $131,000, respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2021	304,962	$8.08
Granted	288,500	$1.95
Vested	(235,120)	$5.38
Forfeited	(45,000)	$8.35
Non-vested, September 30, 2022	313,342	$4.42

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$191,468	$9,000	$—	$200,468
Germany	2,493,044	—	—	2,493,044
All other countries	978,805	2,790,379	—	3,769,184
Total product revenue	3,663,317	2,799,379	—	6,462,696
Grant and other income:
United States	—	—	1,648,657	1,648,657

Total revenue	$3,663,317	$2,799,379	$1,648,657	$8,111,353

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$9,197	$568,250	$—	$577,447
Germany	3,662,409	—	—	3,662,409
All other countries	1,398,786	3,263,244	—	4,662,030
Total product revenue	5,070,392	3,831,494	—	8,901,886
Grant and other income:
United States	—	—	858,530	858,530

Total revenue	$5,070,392	$3,831,494	$858,530	$9,760,416

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$541,695	$181,750	$—	$723,445
Germany	9,259,338	—	—	9,259,338
All other countries	3,245,637	8,489,468	—	11,735,105
Total product revenue	13,046,670	8,671,218	—	21,717,888
Grant and other income:
United States	—	—	3,580,447	3,580,447

Total revenue	$13,046,670	$8,671,218	$3,580,447	$25,298,335

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$39,678	$1,203,450	$—	$1,243,128
Germany	15,678,750	—	—	15,678,750
All other countries	4,114,126	9,374,688	—	13,488,814
Total product revenue	19,832,554	10,578,138	—	30,410,692
Grant and other income:
United States	—	—	1,972,640	1,972,640

Total revenue	$19,832,554	$10,578,138	$1,972,640	$32,383,332

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted U.S. FDA Emergency Use Authorization (EUA) of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by FDA. Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark, Norway and the United Kingdom. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs versus 12 packs).

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2022	December 31, 2021
Receivables, which are included in grants and accounts receivable	$4,217,149	$3,000,708
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,722,546	$2,251,177

Contract receivables represent balances due from sales to distributors and amounts invoiced on grant contracts.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $78,466 and $303,824 as of September 30, 2022 and December 31, 2021, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred , which amounted to $1,644,080 and $1,947,353 at September 30, 2022 and December 31, 2021, respectively.

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

The Fourth Amendment provides a tranche of term loans (the “Term C Loans”) in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Amended Loan and Security Agreement). The Term C Loans, if taken, shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%. Pursuant to the Fourth Amendment, interest on the Term C Loans is subject to an interest rate cap of 8.00%. The Fourth Amendment, together with the Amended Loan and Security Agreement, provides for a period of interest only payments on the Term C Loans until the amortization date, which is January 1, 2024. The interest-only period may be further extended through July 2024 if the Company maintains compliance with certain conditions as outlined in the Fourth Amendment. Following the interest-only period, the Company will be required to make equal monthly payments of principal and interest until maturity of the Term C Loans. The maturity date of the Term C Loans is December 1, 2025.

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which will amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized and written off as a charge to interest expense. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loans via acceleration or prepayment.

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

6.    COMMITMENTS AND CONTINGENCIES

Payroll Tax Examination

In December 2021, the Company was notified that its European subsidiary, CytoSorbents Europe GmbH, would be subject to an audit of their payroll tax and social cost filings for the four-year period from 2018 through 2021. The Company has determined that payroll taxes and social costs were not paid on certain employee expense reimbursements as is required by German tax rules. Accordingly, the Company has accrued approximately $598,000 as an estimate of this liability. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2021 and September 30, 2022. Approximately $154,000 of this liability relates to 2021, approximately $131,000 relates to 2020, approximately $175,000 relates to 2019 and approximately $138,000 relates to 2018. The audit is on-going and is expected to be completed in 2022, subject to the availability of the German tax authorities.

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

On September 30, 2022, Ms. Bloch notified the Company of her intention to retire effective March 31, 2023. A search has been initiated for Ms. Bloch’s replacement. Ms. Bloch and the Company expect to enter into a consulting arrangement under which Ms. Bloch will continue to provide services to the Company in a limited capacity following the effective date of her retirement.

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is not currently a party to any legal proceedings.

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended September 30, 2022 and 2021, the Company recorded royalty expenses of approximately $187,000 and $265,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded royalty expenses of approximately $627,000 and $904,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”) To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the three and nine months ended September 30, 2022, the Company recorded royalty expenses of approximately $48,000. This expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended September 30, 2022 and 2021 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $312,000 and $441,000, respectively. For the nine months ended September 30, 2022 and 2021, pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $1,046,000 and $1,507,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

7.    LEASES

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced on June 1, 2021. The Early Term commenced on June 1, 2021 and lasted until September 30, 2021. The lease also contains two five-year renewal options; however, the Company has determined that it is not likely that they will exercise these options. Commencing on September 30, 2021, the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term). In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of Accounting Standards Codification (“ASC”) 842. On April 1, 2021, the Company recorded a Right of Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations during the remaining lease term that commenced on September 30, 2021, the Company will recognize rent expense on this lease on a straight-line basis over the remaining term of the lease for the difference between the rent expense recognized and the required payments under the lease.

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

	September 30,	December 31,
	2022	2021
Right-of-use asset	$12,794,340	$13,423,472

Total lease liability	$13,385,942	$13,821,509
Less current portion	(376,529)	(570,566)
Lease liability, net of current portion	$13,009,413	$13,250,943

The maturities of the lease liabilities are as follows during the years ended September 30th:

2022	$1,668,230
2023	1,294,887
2024	1,685,727
2025	1,725,524
2026	1,766,416
Thereafter	17,684,408
Total lease payments	25,825,192
Present value discount	(12,439,250)
Total	$13,385,942

For the three months ended September 30, 2022 and 2021, operating cash flows paid in connection with operating leases amounted to approximately $659,000 and $593,000, and $2,057,000 and $1,248,000 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term was 12.8 years and 14.3 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended September 30, 2022 and 2021 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 11,428,000 and 9,891,000 incremental shares at September 30, 2022 and 2021, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Overview

This discussion of our financial condition and the results of operations should be read together with the consolidated financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted CytoSorbents’ technology Breakthrough Device Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. If FDA marketing approval for this indication is obtained, the device would be marketed as DrugSorb-ATR in the United States. The DrugSorb-ATR Antithrombotic Removal System is based on the same polymer technology as CytoSorb. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval. In October 2022, we announced the release of new cardiac surgery data at the European Association for Cardio-Thoracic Surgery (EACTS) highlighting the benefit of CytoSorb when used intraoperatively during cardiothoracic surgery in Staphylococcus aureus infective endocarditis, heart transplantation, and to remove antithrombotic agents.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, and shock. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 186,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients.

We are focusing on four key objectives that we believe are the key to driving sustainable, long-term growth:

•	Open the U.S. market by obtaining FDA Marketing approval for DrugSorb™-ATR to remove blood thinning drugs during cardiothoracic surgery (see clinical studies update)
•	Grow core CytoSorb sales to profitability, driven by numerous internal initiatives (see sales and marketing update)
•	Transition CytoSorb production to our new manufacturing facility and headquarters in Princeton, New Jersey this year
•	Forge and expand new and existing strategic partnerships to maximize the synergy between our technology and those of our partners, while creating new global opportunities for growth

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR- T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and the STAR-T study is now actively recruiting at multiple sites. Pending continuing uncertainty from the ongoing COVID-19 pandemic and widespread staffing shortages at participating institutions, the speed of enrollment remains uncertain, however, we anticipate that the study to reach its first scheduled milestone of 33% patient enrollment that will trigger the first Data Safety Monitoring Board (DSMB) meeting in the 4th quarter of 2022. We have also recently received FDA approval to expand the study to Canada and believe that this will further accelerate enrollment based on the very frequent use of ticagrelor there and the excellent track record of Canadian sites as top enrollers in cardiac surgery trials. Accordingly, we will be prioritizing our clinical resources to STAR-T with the intent of further accelerating trial enrollment to achieve a potential completion of enrollment of all 120 patients by Summer 2023.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The first patient was enrolled in April 2022 and currently we have the majority of sites activated and recruiting. However, based on the prioritization of our resources to accelerate STAR-T enrollment, we are pausing the STAR-D study with the intent of resuming the study, either when STAR-T nears, or is at, completion or when we have the financial resources to do so. This will save an estimated $4 million in expenses in 2023.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively enrolling patients in the U.K., Germany and Austria and has reached 100 patients enrolled to date. The Registry is planned to expand to additional EU countries with the intent of reporting results at international conferences and also submitting these results for publication on a rolling basis with initial data readouts starting in 2023.

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC has completed enrollment at 100 critically ill COVID-19 patients on ECMO and CytoSorb, and the final results have been presented at the European Society of Intensive Care Medicine conference in October 2022 confirming high survival and have also been submitted for publication.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now actively enrolling at multiple sites.

The German Hep-On-Fire study experienced significant operational delays and was stopped. We continue to assess options for a pilot study evaluating CytoSorb in patients suffering from acute liver failure due to alcoholic hepatitis and we will be providing further updates in the course of 2023. The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry has now begun patient enrollment at several centers in two countries, with the goal of being active at many more centers in 2023. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Focus on STAR-T: We are focusing our internal resources on our lead program, the STAR-T clinical trial. We expect to have 40 patients enrolled in November 2022. Should the pace of the study continue, we expect to achieve the second millstone of 80 patients enrolled this spring 2023, which would trigger a formal interim analysis, and if needed, expected potential completion of enrollment of all 120 patients by Summer 2023.
•	Resume In-person Sales from a Strong Customer Base: Our core customer base accounts for the majority of our direct sales grew from the start of the pandemic. We are in close contact with all of these accounts and have confirmed that COVID-19 related issues, including its effect on staffing and numbers of ICU patients, are the primary issue for volatility in ordering. We believe a return to in-person selling will reinvigorate growth.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who will work closely with our sales teams and best serve the needs and interests of our customers. We have already seen our efforts bear fruit with now more than 150 cardiac surgery centers internationally who have begun to use CytoSorb to remove antithrombotic drugs during urgent cardiac surgery, for example. We believe this infrastructure will yield many more similar successes across a broad array of applications.
•	New Exclusive Private Hospital Chain Partnerships: In May 2022, we entered into a 3-year preferred supplier agreement with Asklepios, making CytoSorb available without restrictions to all of the approximate 170 healthcare facilities across 14 states throughout Germany that Asklepios operates. This includes Asklepios Klinik St. Georg in Hamburg, Germany, which pioneered the use of CytoSorb to remove antithrombotic drugs during cardiothoracic surgery, and is well-known for their seminal publication on CytoSorb use for this application during emergency cardiac surgery in patients at high risk of bleeding.

•	Expand Existing Strategic Partnerships: In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility between CytoSorb and Fresenius’ current critical care platforms.
•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the in vitro removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost stand-alone hemoperfusion pump is sufficient to implement our CytoSorb blood purification technology. By making available such a pump to our customers, we believe it will expand the numbers of patients where CytoSorb is used, while making it easier to initiate CytoSorb therapy earlier in the course of the disease. Early intervention with CytoSorb, particularly before renal failure has developed, has been cited as a key predictor of treatment success in a number of published studies. In the future, we also believe that the availability of an easy-to-use stand-alone pump will enable "hospital-wide" applications of CytoSorb, such as in the emergency room, surgery suites, and elsewhere. In June 2022, we announced that, following a successful pilot program in three countries, we have signed an expanded non-exclusive agreement with Nikkiso Europe GmbH (Nikkiso) to distribute their PureADJUST stand-alone hemoperfusion pump and accessories in a total of 14 countries. In addition to securing the rights to sell Nikkiso’s stand-alone pump and accessories, we will also be able to provide field support services in these countries.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K. and Ireland, we now sell direct in two of the E.U.’s Big 5 Economies - Germany and the U.K. – and a total of 15 countries direct overall, while working with distributors or partners in the other three Big 5 Economies: France, Italy, and Spain.

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

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020. CytoSorb has now been used to treat dangerous inflammation and related life-threatening complications in more than 7,650 COVID-19 patients in more than 30 countries as of September 30, 2022. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation. CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances. CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

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

The CTC (CytoSorb Therapy in COVID-19) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Primary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA EUA criteria were presented at the International Symposium of Intensive Care Medicine conference in September 2021 in Brussels, Belgium. In December 2021, we announced the publication of these results in the peer-reviewed journal Frontiers in Medicine. As of September 2022, the CTC Registry has completed enrollment and the final results were presented at the European Society of Intensive Care Medicine conference in October 2022 and also have been submitted for publication.

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

On May 9, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Demonstration of the Safety and Efficacy of Field-Ready Blood Group Antibody (BGA) Adsorber in the Porcine Universal Transfusion

Model.” The Department of Defense (DoD) Defense Medical Research and Development Program (DMRDP) Joint Program Committee 6 (JPC-6) Combat Casualty Care Research Program (CCCRP) Battlefield Resuscitation for the Immediate Stabilization of Combat Casualties Award, for up to $1,977,024, was granted to the Company to validate the safety and efficacy of the BGA device in a preclinical study in pigs. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-1-0235. The contract effective date was August 1, 2022.

On August 22, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Integrating Isoagglutinin Reduction for a Universal Dried Plasma Product for Battlefield and First Responder Use.” This three-year Phase III contract, which is valued at $4,292,641, is to be used to customize the design of the HemoDefend-BGA™ filter for sterile integration into collections systems for freeze-dried plasma processing to generate freeze-dried universal plasma. Without the need for blood typing, widespread availability of universal plasma could help save lives via faster emergency treatment in both civilian and military settings. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-C0046. The contract effective date was August 22, 2022.

On August 29. 2022, the Company was granted a Phase I Small Business Innovation Research (SBIR) award entitled “Novel Extracorporeal Therapy for the Reversal of Septic Shock and Restoring Hemodynamic Stability” by the National Institute of General Medical Sciences (NIGMS), a division of the U.S. National Institutes of Health. This eight-month award, which is valued at $281,835, will allow CytoSorbents to test the ability of its novel and existing polymers to remove cytokines and lipopolysaccharide (LPS) endotoxin, a well-known potent and deadly trigger of sepsis and septic shock, from septic porcine plasma.  The contract effective date was September 1, 2022.

Manufacturing Update

We are continuing the transition of our manufacturing operations from the Deer Park Road location to our new facility at 305 College Road in Princeton, New Jersey. The build out of the manufacturing and laboratory areas are substantially complete. The administrative offices are substantially complete as well. The remaining costs to complete the current build out are estimated to be approximately $400,000. We are currently in the process of transferring the polymer manufacturing activities to the new facility, which will be completed before the end of the year. All other manufacturing processes have already been relocated to the new facility. In September 2022, we announced that we have received ISO 13485 Certification of our new manufacturing facility from our European Union (E.U.) notified body, clearing the way for full manufacturing of CytoSorb®, DrugSorb®-ATR, and ECOS-300CY® from the new manufacturing site. We also have capacity to add additional product lines as they are developed. Once complete, this facility will have the capacity to support approximately $400 million in total product sales.

Research and Development Update

Our research and development efforts have experienced challenges due to the COVID-19 pandemic over the last 2 years. As the COVID-19 pandemic transitions from a pandemic to an endemic, we have started to advance our research programs forward. We have been able to hire much needed technical staff and we are restructuring our research team to focus greater efforts on our grant related projects to reduce the current backlog of work. During this past quarter, the number of billable hours worked on our grant related projects increased by approximately 29%. Prior issues related to blood availability for research has significantly decreased. As of September 30, 2022, the revenue remaining to be earned on open grant contracts is $13.2 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $15.8 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date.

Impact of Inflation and Other Issues:

During 2022, the current high inflationary environment has impacted us in various ways. Due to the current competitive labor market and rising inflation, our labor costs have risen significantly in order to attract and retain qualified employees throughout our organization. In addition, we have experienced raw material price increases primarily related to the oil-based chemicals used in the polymer manufacturing process as well additional requests for higher fuel surcharges from most suppliers. Rising energy costs, including electricity and fossil fuels, have also made it more expensive to support our operations, manufacturing, and commercial activities. We have also experienced increases in our transportation costs; however, we have been able to substantially mitigate these cost increases by implementing bulk shipping methods. In addition, we have been able to mitigate most supply chain issues that existed during the COVID-19 pandemic by ordering larger quantities of inventory as they were available. Inflationary pressures may continue to impact our product gross margins in the future.

Comparison for the three months ended September 30, 2022 and 2021:

Revenues:

Revenue from product sales was approximately $6,463,000 in the three months ended September 30, 2022, as compared to approximately $8,902,000 in the three months ended September 30, 2021, a decrease of approximately $2,439,000 or 27%. The decrease in the average exchange rate of the Euro to the U.S. dollar negatively impacted 2022 product sales by approximately $771,000. For the three months ended September 30, 2022, the average exchange rate of the Euro to the U.S. dollar was $1.01 as compared to an average exchange rate of $1.18 for the three months ended September 30, 2021. We estimate that demand for CytoSorb to treat COVID-19 patients was de minimis in the third quarter of 2022 as compared to approximately $1.1 million in the third quarter of 2021. This decrease is partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and reduced risk of death. Overall direct sales declined by approximately $1,407,000 resulting primarily from lower sales in Germany due to COVID-19 pandemic-driven market conditions, and unfavorable currency conversions. Although improved, continued staffing shortages, reduction in ICU bed capacity, decreased elective surgical procedures, hospital budgets, and hospital restrictions which at some hospitals continue to limit our access to hospital personnel, continue to impact the hospital market.

Grant income was approximately $1,649,000 for the three months ended September 30, 2022 as compared to approximately $859,000 for the three months ended September 30, 2021, an increase of approximately $790,000, or 92%. During the three months ended September 30, 2021, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb. In 2022, research and development employees were assigned exclusively to grant and other research and development activities.

Total revenues were approximately $8,111,000 for the three months ended September 30, 2022, as compared to total revenues of approximately $9,760,000 for the three months ended September 30, 2021, a decrease of approximately $1,649,000, or 17%.

Cost of Revenues:

For the three months ended September 30, 2022 and 2021, cost of revenue was approximately $4,494,000 and $2,463,000, respectively, an increase of approximately $2,031,000. This increase was due to an increase in grant cost of revenue due to the increase billable hours charged our grant related projects of approximately $757,000, an equipment failure of a refrigeration unit at our new manufacturing facility that caused a write-off of approximately $599,000 of work-in-process inventory (see Note 2) and to inefficiencies associated with lower production due to a decrease in sales and the process of relocating our production activities to the new facility. Product cost of revenue was approximately $2,916,000 and $1,642,000, respectively, for the three months ended September 30, 2022 and 2021, an increase of approximately $1,274,000. This increase was due to the equipment failure of a refrigeration unit and to inefficiencies associated with the relocation of our production activities as discussed above. Product gross margins were approximately 55% for the three months ended September 30, 2022 as compared to approximately 82% for the three months ended September 30, 2021. The decrease in the gross margin percentage in 2022 was due to the factors mentioned above. Excluding the write-off of inventory related to the equipment failure, product gross margin would have been 64%.

Research and Development Expenses:

For the three months ended September 30, 2022, research and development expenses were approximately $3,290,000, as compared to research and development expenses of approximately $4,262,000 for the three months ended September 30, 2021, a decrease of approximately $972,000. This decrease was due to a decrease in our clinical trial spend of approximately $666,000, and a decrease in our non-grant labor and other costs of approximately $306,000 as we prioritized our grant related projects.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $610,000 for the three months ended September 30, 2022, as compared to approximately $665,000 for the three months ended September 30, 2021. The decrease of approximately $55,000, was due to a decrease in employment agency fees of approximately $37,000 and a decrease in consulting fees of approximately $88,000. These decreases were offset by an increase in legal fees of approximately $63,000 and an increase in accounting fees of approximately $7,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $8,735,000 for the three months ended September 30, 2022, as compared to approximately $7,777,000 for the three months ended September 30, 2021, an increase of $958,000. This increase was due to an increase sales and marketing costs, which include advertising and conference attendance of approximately $417,000, an increase in salaries, severence, commissions and related costs of approximately $116,000, an increase in travel and entertainment costs of approximately $44,000, an increase in occupancy costs of approximately $387,000 related to the rent expense on our new manufacturing facilityand an increase in other general and administrative expenses of approximately $153,000. These increases were offset by a decrease in royalty expenses of approximately $159,000 due to the decrease in product sales.

Loss on Foreign Currency Transactions:

For the three months ended September 30, 2022, the loss on foreign currency transactions was approximately $3,230,000 as compared to a loss of approximately $1,013,000 for the three months ended September 30, 2021. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2022 as compared to June 30, 2022. The spot exchange rate of the Euro to the U.S. dollar was $0.98 per Euro at September 30, 2022, as compared to $1.05 per Euro at June 30, 2022. The 2021 loss was directly related to the decrease in the spot exchange rate of the Euro at September 30, 2021 as compared to June 30, 2021. The spot exchange rate of the Euro to the U.S. dollar was $1.16 per Euro at September 30, 2021, as compared to $1.19 per Euro at June 30, 2021.

Comparison for the nine months ended September 30, 2022 and 2021:

Revenues:

Revenue from product sales was approximately $21,718,000 in the nine months ended September 30, 2022, as compared to approximately $30,411,000 in the nine months ended September 30, 2021, a decrease of approximately $8,693,000, or 29%. The decrease in the average exchange rate of the Euro to the U.S. dollar negatively impacted 2022 product sales by approximately $2,252,000. For the nine months ended September 30, 2022, the average exchange rate of the Euro to the U.S. dollar was $1.06 as compared to an average exchange rate of $1.20 for the nine months ended September 30, 2021. Though difficult to quantify, we estimate that approximately $300,000 of total product sales in the nine months ended September 30, 2022 was due to the demand for CytoSorb to treat COVID-19 patients as compared to $4.6 million in the nine months ended September 30, 2021. This decrease is partly attributed to high rates of vaccinations that are associated with reduced severity of illness, reduced need for hospitalization, and reduced risk of death. Overall direct sales declined by of approximately $6,786,000 resulting primarily from lower sales in Germany due to COVID-19 pandemic-driven market conditions and unfavorable currency exchange conversions. Although improved, continued staffing shortages, reduction in ICU bed capacity, decreased elective surgical procedures, hospital budgets, and hospital restrictions which at some hospitals continue to limit our access to hospital personnel, continue to impact the hospital market.

Grant income was approximately $3,580,000 for the nine months ended September 30, 2022 as compared to approximately $1,973,000 for the nine months ended September 30, 2021, an increase of approximately $1,607,000 or 81%. During the nine months ended September 30, 2021, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb. In 2022, research and development employees were assigned exclusively to grant and other research and development activities.

Total revenues were approximately $25,298,000 for the nine months ended September 30, 2022, as compared to total revenues of approximately $32,383,000 for the nine months ended September 30, 2021, a decrease of approximately $7,085,000, or 22%.

Cost of Revenues:

For the nine months ended September 30, 2022 and 2021, cost of revenue was approximately $10,322,000 and $7,925,000, respectively, an increase of approximately $2,397,000. This increase was due to an increase in grant cost of revenue due to the increase billable hours charged our grant related projects of approximately $1,451,000, an equipment failure of a refrigeration unit at our new manufacturing facility that caused a write-off of approximately $599,000 of work-in-process inventory (see Note 2) and to inefficiencies associated with lower production due to a decrease in sales and the process of relocating our production activities to the new facility, including a scheduled four-week production hiatus in Q2 2022. Product gross margins were approximately 68% for the nine months ended September 30, 2022 and approximately 80% for the nine months ended September 30, 2021. The decrease in the gross margin percentage in 2022 was due to the factors mentioned above. Excluding the write-off of inventory related to the equipment failure, 2022 product gross margin would have been 71%.

Research and Development Expenses:

For the nine months ended September 30, 2022, research and development expenses were approximately $11,717,000 as compared to research and development expenses of approximately $10,244,000 for the nine months ended September 30, 2021, an increase of approximately $1,473,000. This increase was due to an increase in costs associated with our clinical trial activities of approximately $1,498,000 primarily related to our STAR-T and STAR-D trials in the United States and an increase in non-grant related research and development labor of approximately $350,000 due to the hiring of additional technical staff. These increases were offset by a decrease in non-grant related research and development costs of approximately $374,000 as we prioritized our grant related projects.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $2,089,000 for the nine months ended September 30, 2022, as compared to approximately $2,090,000 for the nine months ended September 30, 2021. The decrease of approximately $1,000 was due to an increase in legal fees of approximately $368,000 due to the abandonment of certain patent applications and an increase in accounting fees of approximately $129,000. These increases were offset by decreases in hiring fees of approximately $302,000 and consulting fees of approximately $196,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $26,335,000 for the nine months ended September 30, 2022, as compared to $25,308,000 for the nine months ended September 30, 2021, an increase of $1,027,000. This increase is related to an increase in salaries, severence, commissions and related costs of approximately $1,326,000, an increase in sales and marketing costs, which include advertising and conference attendance of approximately $1,098,000, an increase in travel and entertainment costs of approximately $513,000, an increase in occupancy costs of approximately $1,110,000 related to the rent expense on our new manufacturing facility and an increase in other general and administrative expenses of approximately $53,000. These increases were offset by a decrease in royalty expenses of approximately $691,000, a decrease in non-cash restricted stock expense of approximately $1,711,000 related to restricted stock units granted to the Company’s executive officers and a decrease in non-cash stock compensation expense of approximately $671,000.

Loss on Foreign Currency Transactions:

For the nine months ended September 30, 2022, the loss on foreign currency transactions was approximately $6,967,000 as compared to a loss of approximately $2,084,000 for the nine months ended September 30, 2021. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of September 30, 2022 as compared to December 31, 2021. The spot exchange rate of the Euro to the U.S. dollar was $0.98 per Euro as of September 30, 2022, as compared to $1.14 per Euro at December 31, 2021. The 2021 loss of approximately $2,084,000 was directly related to the decrease in the spot exchange rate of the Euro as of September 30, 2021 as compared to December 31, 2020. The spot exchange rate of the Euro to the U.S. dollar was $1.16 per Euro at September 30, 2021, as compared to $1.22 per Euro at December 31, 2020.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2022, we had an accumulated deficit of approximately $253,232,000, which included losses of approximately $32,046,000 and $15,252,000 for the nine-month periods ended September 30, 2022 and 2021, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of September 30, 2022, we had current assets of approximately $32,381,000 including unrestricted cash on hand of approximately $22,552,000 and current liabilities of approximately $10,119,000. As of September 30, 2022, $25 million of our total shelf amount was allocated to our ATM facility, all of which remains available. In addition, we have $15 million of debt availability, providing financial flexibility, if needed. In April of 2022, we received approximately $740,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

As of September 30, 2022, cash and cash equivalents were $22.6 million compared to $30.2 million as of June 30, 2022.  The change in cash, or our third quarter 2022 cash burn, was approximately $7.7 million. This cash burn was due to lower-than-expected sales volumes, product gross margins that were lower due to decreased production volumes, and other factors (e.g. a delay in realizing savings from cost cutting due to notice periods and labor laws in Europe). A reduction in product gross margins from 80% in Q1 2022 to 64% (excluding the previously mentioned inventory write-off) in Q3 2022, unfavorably impacted our cash burn by approximately $1.9 million. We expect product gross margins to return to previous levels as we transition production fully to the new facility by the end of this year, end the lease at our Deer Park Drive facility, and begin to capture manufacturing efficiencies driven by expected improvement in market conditions and increased product demand.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. clinical program. while driving cost-cutting throughout our Company. At the beginning of Q2 2022, we began instituting tighter cost controls and have reduced our headcount (including full and part-time employees and consultants) internationally by 10%, with the goal of reducing our cash burn. In addition, we have shifted our R&D headcount to funded grant programs, where we have an extensive $13.2 million backlog as of September 30, 2022. Some of our costs savings of our headcount reduction are not yet visible in our results due to notice periods and labor laws in Europe, but will be reflected in our 2023 operating budget. We are continuing to identify areas for additional potential cost savings to reduce our future cash burn. Meanwhile, we are working diligently to prioritize activities that we believe have a near-term return on investment and advance our strategic priorities, which cutting non-core or non-essential activities and spend. Our goal is, through a combination of driving an increase in sales and gross margin, and cutting costs, to significantly reduce our cash burn and to extend our operating runway with the resources we have.

Including cash related to the use of a portion of our available debt facility, we believe that we have sufficient cash to fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements.

COVID-19 Impact on Financial Results

For the first year and a half of the coronavirus pandemic, COVID-19 was generally a positive driver for CytoSorb sales and highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation.  Hyperinflammation is associated with the most severe COVID-19 illness and is correlated to the development of respiratory failure and the need for mechanical ventilation and ECMO. Because of this, the pandemic was a catalyst for CytoSorb orders from existing customers and also from new hospitals in countries where CytoSorb was not previously sold. We believe this awareness of CytoSorb increased overall usage during the COVID-19 pandemic and may help to drive further CytoSorb sales in the future.

However, starting in Q3 2021, the protracted COVID-19 pandemic began to have a negative impact on our business, due to pandemic-driven adverse market conditions worldwide, especially in Germany which is our largest market. This was exacerbated by multiple waves of new COVID-19 cases in Germany and Austria this year, with the largest surge since the pandemic began occurring in Q1 2022, driven by the Omicron variant. The excessive workload in hospitals due to COVID has led to an exodus of healthcare workers from acute care worldwide, leaving hospitals short-staffed, particularly nursing.  This in turn has forced the reduction in ICU beds and allowable patient censuses, and reduced the scheduling of revenue generating surgical procedures, resulting in decreased revenue and economic weakness at hospitals.  Meanwhile, the rates of severe COVID-19 illness requiring ICU care, and COVID-related death have been disproportionately very low. This is mainly attributed to high rates of vaccinations, natural immunity, and the availability of anti-viral drugs that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death.  These factors, in turn, have decreased the numbers of patients treatable with CytoSorb.

The pandemic also directly disrupted our normal sales processes. These disruptions have been amplified in Germany and Austria due to multiple waves of new COVID-19 cases this year. For example, we have experienced decreased access of our sales representatives to hospitals and fewer sales meetings with physicians due to visitor restrictions, COVID infections in the majority of our sales force and many hospital workers resulting in sick leave and in a slowdown of business, = decreased effectiveness of virtual medical conferences, and limits on our ability to market new indications, such as ticagrelor and rivaroxaban removal. Additionally, COVID slowed our ability to generate clinical data to support our sales and marketing efforts. These factors negatively impacted our critical care and cardiac surgery markets in Germany, contributing to lower-than-expected sales of CytoSorb for the nine months ended September 30, 2022. We would expect over time to regain unrestricted access to hospitals and physicians which should positively impact our product sales in the future.

The above factors have had a negative impact on our product sales, where CytoSorb is used primarily on critically ill patients in the ICU, including COVID-19 patients in respiratory distress or failure, or in cardiac surgery.  Our product revenues decreased by 29% during the nine months ended September 30, 2022 to approximately $21.7 million from approximately $30.4 million in the nine months ended September 30, 2021. Though difficult to quantify, we estimate that approximately $300,000 of our product revenues were directly or indirectly related to COVID-19 during the nine-month period ended September 30, 2022 as compared to $4.6 million during the nine months ended September 30, 2021.

With the pandemic in flux, it is difficult to predict what the near-term impact of COVID-19 will have on overall ongoing product sales. We expect that COVID-19 revenues will continue to decline in future periods, as increasing vaccinations globally result in fewer new cases, hospitalizations, and deaths from COVID-19.  However, we also expect an eventual recovery in the hospital markets, with a positive impact on our core, non-COVID related sales.  These assumptions are dependent on the course of the pandemic.

In addition, as a result of the EUA granted by the FDA on April 11, 2020, we began shipping CytoSorb to hospitals in the United States. Sales to hospitals in the United States under the EUA amounted to approximately $182,000 for the nine months ended September 30, 2022. Given the significant decrease in COVID-19 cases in the U.S. at this time, we do not believe that U.S. sales under FDA EUA will have a significant impact on our overall product sales during the remainder of 2022.

The COVID-19 pandemic did not impact grant income during the nine months ended September 30, 2022 but did negatively impact first half 2021 results, when our research and development employees were either deployed to work-from-home or reassigned to assist in production activities to increase production of CytoSorb. Currently, the team is executing upon our grant contracts. Our grant income increased by 81% during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. However, this may change depending on whether there is a resurgence of COVID-19, which may result in a reduction of grant income until such time as the pandemic is over, however, this reduction is not expected to have a material impact on our financial results because of the low gross margins associated with grant activities.

During the pandemic, there was a worldwide slowdown in clinical trial activities as medical providers focused on COVID-19 patients, exacerbated by widespread staffing shortages. This resulted in temporary pauses and delays in a number of our company-sponsored clinical trials, which resulted in lower-than-expected costs and expenses associated with clinical trial activity. For example, because of COVID-19-related delays in the U.K., we elected to stop our TISORB single arm trial in April 2021, in favor of dedicating those resources to the U.S. STAR-T randomized controlled trial in the United States which is currently enrolling. Currently, the direct impact of COVID infections on clinical studies has abated both in the U.S. and Europe, though we continue to observe the aftermath of COVID in the staffing shortages and resource constraints at clinical sites, the financial pressures that hospitals face, the interest of patients to participate in clinical trials, and on the overall execution of our international clinical programs.  We believe the clinical trial environment will improve over time, but the timing is uncertain.

As the pandemic fades and business returns to pre-pandemic levels, we expect certain of our selling, general, and administrative expenses, such as travel and conference expenses that have been curtailed by COVID, to increase.

Contractual Obligations

In March 2021, the Company entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The commencement date of the lease was April 1, 2021. The Initial Early Term began on the commencement date (April 1, 2021) and lasted two months. The Early Term commenced on June 1, 2021 and lasted until September 30, 2021. The lease also contains two five-year renewal options. Commencing on September 30, 2021, the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains nine months of rent abatement. In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021, multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security.

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

Going Concern

Prior to June 30, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 24, 2020, the Company closed an underwritten public offering of 6,052,631 shares of its common stock at a public offering price of $9.50 per share (the “Offering”). Gross proceeds from the Offering amounted to approximately $57.5 million and, after deducting the underwriting discounts and commissions and expenses related to the Offering, the Company received total net proceeds of approximately $53.8 million. As of September 30, 2022, the Company’s cash and cash equivalents (excluding restricted cash) were approximately $22.6 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements. In addition, the Company has $15 million of debt availability and $25 million of availability under its ATM facility to provide additional liquidity, as needed. As a result, the Company has determined that the going concern risk has been substantially mitigated.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We generate sales in both dollars and Euros most significantly, the majority of our sales are in Euros and changes in the exchange rate of the Euro to the U.S. dollar may positively or negatively impact our revenue. On the other hand, should sales decline due to a devaluation of the Euro relative to the U.S. dollar, expenses related to CytoSorbents Europe GmbH would also decline. This produces a natural currency hedge. We believe that the market risks associated with these consolidated financial instruments are currently immaterial, although there can be no guarantee that these market risks will be immaterial to us in the future.

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

No change in our internal control over financial reporting occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

10.1	Marketing Agreement, by and between the Company and Fresenius Medical Care Deutschland GmbH, dated as of August 1, 2022.*
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K and the schedules to this exhibit are omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 3, 2022	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)