Form 10-K
period 2022-12-31
Cytosorbents Corp
filed 2023-03-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

305 College Road East, Princeton, New Jersey 08540

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2022 was approximately $61,461,000 based upon the closing price reported for such date on the Nasdaq Capital Market. As of March 7, 2023, there were outstanding 43,663,009 shares of the registrant’s common stock.

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

TRADEMARKS

This Report includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “HemoDefend-RBC,” “HemoDefend-BGA, “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

ii

PART I

Item 1.       Business.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval. The first clinical trial, STAR-T, is underway and currently enrolling patients. We currently anticipate that the second clinical trial, STAR-D, which was previously postponed, will resume patient enrollment once the STAR-T trial is completed. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, and other applications in cancer, such as cancer cachexia. More than 195,000 cumulative CytoSorb devices have been utilized globally as of December 31, 2022 in critical illnesses and in cardiac surgery.

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

Our CE Mark enables CytoSorb to be sold throughout the European Union and member states of the European Economic Area. In addition, many countries outside the EU accept the CE Mark for medical devices but may also require registration with or without additional clinical studies. The broad indication for which CytoSorb is CE marked allows it to be used “on-label” in diseases where cytokines are elevated including, but not limited to, critical illnesses such as those mentioned above, autoimmune disease flares, cancer cachexia, and many other conditions where cytokine-induced inflammation plays a detrimental role.

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

In addition to CE Marking, we also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. In the past, we manufactured CytoSorb at our older manufacturing facilities in New Jersey for commercial sales abroad and for additional clinical studies. Upon expanding our facility in June 2018, we quadrupled our manufacturing capacity and completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification.

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

In April 2020, the Company announced that the FDA granted EUA of CytoSorb for use in critically ill patients infected with COVID-19. Under the EUA, the Company can make CytoSorb available, through commercial sales, to all hospitals in the United States for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit (ICU) with confirmed or imminent respiratory failure who have early acute lung injury or acute respiratory distress syndrome (ARDS), severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

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

In June 2021, we began construction on the Company’s new global headquarters and state-of-the-art manufacturing facility following the lease of a 48,500 square foot mixed-use facility in Princeton, New Jersey. The new production facility was designed to support annual sales of up to $400 million while improving product gross margins and allowing space for future product line expansions. The new production facility successfully passed its E.U. notified body audit in early 2022, and received ISO 13485 certification from its E.U. notified body in September 2022, clearing the way for full manufacturing of CytoSorb, DrugSorb-ATR, ECOS-300CY from this site.

In August 2021, the Company announced that it was granted a second Breakthrough Device designation for its DrugSorb-ATR Antithrombotic Removal System by the U.S. Food and Drug Administration (FDA). This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery. In October 2021, the Company also received full FDA approval of an IDE application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This trial is currently paused until the anticipated completion of the STAR-T trial.

If FDA marketing approval is obtained for either the removal of ticagrelor or direct oral anticoagulants indications, the device would be marketed as DrugSorb-ATR in the United States. The DrugSorb-ATR Antithrombotic Removal System is based on the same polymer technology as CytoSorb.

In May 2022, the Company announced that it entered into a 3-year preferred supplier agreement with the private German hospital network, Asklepios, making CytoSorb available without restrictions to all of the approximate 170 healthcare facilities across 14 states throughout Germany at which Asklepios operates. This includes Asklepios Klinik St. Georg in Hamburg, Germany, which pioneered the use of CytoSorb to remove antithrombotic drugs during cardiothoracic surgery and is well-known for their seminal publication on CytoSorb use for this application during emergency cardiac surgery in patients at high risk of bleeding.

In June 2022, the Company announced that, following a successful pilot program in three countries, the Company signed an expanded non-exclusive agreement with Nikkiso Europe GmbH (“Nikkiso”) to distribute Nikkiso’s PureADJUST stand-alone hemoperfusion pump and accessories in a total of 14 countries. In addition to securing the rights to sell Nikkiso’s stand-alone pump and accessories in Germany, Austria, and Luxembourg, the Company entered into an expanded multi-country reseller agreement with Nikkiso covering the following countries: Belgium, Bosnia and Herzegovina, Croatia, Finland, France, Iceland, Lichtenstein, Poland, Serbia, Slovenia and Switzerland. The Company will provide field support services in these countries.

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. Certain initial activities have been completed with the formal of this program expected to occur sometime in 2023.

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

Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in more than 75 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take several months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

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

In addition to sepsis and other critical care applications, cardiac surgery is an important application for CytoSorb in the European market. There are approximately one million cardiac surgery procedures performed annually in the U.S. and EU combined including, for example, coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplant, congenital heart defect repair, aortic reconstruction, and left ventricular assist device (“LVAD”) implantation. Cardiac surgery can result in inflammation and the production of high levels of inflammatory mediators, such as cytokines, activated complement, and toxic plasma free hemoglobin released by hemolysis. These can lead to post-operative complications such as respiratory failure, circulatory failure, and acute kidney injury. CytoSorb has a unique competitive advantage as the only cytokine and free hemoglobin removal technology that can be used during the operative procedure and can be easily installed in a bypass circuit in a heart-lung machine without the need for an additional pump. Direct cytokine and hemoglobin removal with CytoSorb enables it to replace the former market for leukoreduction filters in cardiac surgery that attempt to indirectly reduce cytokines by capturing cytokine-producing leukocytes – an inefficient and suboptimal approach. A more recent application is the use of CytoSorb during cardiothoracic surgery to prevent or reduce perioperative bleeding by removing the blood thinners, ticagrelor and rivaroxaban.

The Company is currently conducting the following clinical trials:

Country	Trial Name	Indication	Status
United States	STAR-T	Ticagrelor Removal During Cardiac Surgery	Enrolling
United States	STAR-D	Direct Anticoagulants Removal During Cardiac Surgery	Temporarily paused
United States	CTC Registry	CytoSorb in COVID-19 patients on ECMO under EUA	Completed
Germany	PROCYSS	Refractory Septic Shock Patients	Enrolling
International	STAR Registry	Real world outcomes in antithrombotic removal	Enrolling
International	COSMOS Registry	Real world outcomes in multiple critical care applications	Enrolling

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

In 2023, our goal is to successfully complete the STAR-T trial, finalize our data analysis, and file for U.S. FDA and Health Canada regulatory approvals. We are preparing for commercialization of DrugSorb-ATR in the U.S. In addition, we are seeing improvements in market conditions, and we are focused on a return to sales growth in our existing markets.

Corporate History

We were originally organized as a Delaware limited liability company in August 1997 as Advanced Renal Technologies, LLC. We changed our name to RenalTech International, LLC in November 1998, and to MedaSorb Technologies, LLC in October 2003. In December 2005, MedaSorb Technologies, LLC converted from a limited liability company to a corporation, called MedaSorb Technologies, Inc. Separately, Gilder Enterprises, Inc., was incorporated in Nevada on April 25, 2002, and was originally engaged in the business of installing and operating computer networks that provided high-speed access to the Internet. On June 30, 2006, Gilder Enterprises, Inc disposed of its original business, and pursuant to an Agreement and Plan of Merger, acquired all of the stock of MedaSorb Technologies, Inc., in a merger, and the business of MedaSorb Technologies, Inc. became its business. Following the merger, in July 2006, we changed our name to MedaSorb Technologies Corporation. In November 2008, we changed the name of our operating subsidiary from MedaSorb Technologies, Inc. to CytoSorbents, Inc. In May 2010, we finalized the name change of MedaSorb Technologies Corporation to CytoSorbents Corporation. On October 28, 2014, we changed the name of our operating subsidiary from CytoSorbents, Inc. to CytoSorbents Medical, Inc.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. As a result of this reverse stock split, shares of our common stock outstanding were reduced by approximately 96%. Immediately after the reverse stock split, pursuant to an Agreement and Plan of Merger dated December 3, 2014, we changed our state of incorporation from the State of Nevada to the State of Delaware, whereby we merged with and into our wholly-owned Delaware subsidiary. At the effective time of the merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist, (iii) the Delaware subsidiary became the surviving corporation, (iv) the certificate of incorporation, as amended and restated, and the bylaws of the Delaware subsidiary became our certificate of incorporation and bylaws, and (v) each share of our common stock outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of our common stock as a Delaware corporation. The reverse stock split, the merger and the Agreement and Plan of Merger were approved by our Board of Directors and stockholders representing a majority of our then-outstanding common stock. All references to “us”, “we”, or the Company, on or after December 3, 2014, refer to CytoSorbents Corporation, a Delaware corporation. CytoSorbents Corporation uplisted to, and began trading on, the NASDAQ Capital Markets on December 23, 2014.

Our executive offices are located at 305 College Road East, Princeton, New Jersey 08540, and our telephone number is (732) 329-8885. Our website address is http://www.cytosorbents.com. We have included our website address as an inactive textual reference only. We make available free of charge through our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at http://www.cytosorbents.com, or at any other website address, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

We have been engaged in research and development and product commercialization and have raised approximately $215 million from investors as of December 31, 2022. These proceeds have been used to fund the development of multiple product applications, to conduct clinical studies, to establish in-house manufacturing capacity to meet commercial and clinical testing needs, expand our intellectual property through additional patents, to develop extensive proprietary know-how with regard to our products and to commercialize our products internationally.

We have raised funds through various means including convertible note offerings, equity transactions, and term loans. Our most recent financing transactions are discussed below.

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

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Sale Agreement during the years ended December 31, 2022 and 2021.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $40.3 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement), the U.S. Air Force $3.0M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDMRP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II, $1.5M Sequential Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II STTR; $2.9M US Army and CDMRP Rapid Innovation Fund; $4.4M CDMRP; $1.1M US Army Sequential Phase II; $2M DMRDP; and $4.3M JWMRP), Lipopolysaccharide Adsorption In Sepsis (National Institution of General Medical Sciences $282K), the U.S. Air Force program ($75K), New Jersey Technology Business Tax Certificate Program for research related expenses ($6.7M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

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

Our polymer adsorbent technology can remove many different substances from whole blood and physiologic fluids, including for example, drugs, bioactive lipids, inflammatory mediators such as cytokines, free hemoglobin, and bacterial toxins, immunoglobulin, bilirubin, and myoglobin, depending on the polymer construct. The technology has been used in a wide variety of acute healthcare applications including, but not limited to, the adjunctive treatment and/or prevention of sepsis; the treatment of other critical care illnesses such as severe burn injury, trauma, acute respiratory distress syndrome, liver failure, and pancreatitis; the prevention of post-operative complications of cardiopulmonary bypass surgery; the treatment of cytokine release syndrome in cancer immunotherapy, the prevention of damage to organs donated by brain-dead donors prior to organ harvest; the removal of non-infectious contaminants in transfused blood products; the treatment of drug overdose, and the removal of antithrombotic drugs during cardiothoracic surgery that could otherwise cause severe perioperative bleeding. These applications vary by cause and complexity as well as by severity but share a common characteristic, i.e., high concentrations of inflammatory mediators,toxins, or drugs in the circulating blood.

Our flagship product, CytoSorb, animal-targeted VetResQ, DrugSorb-ATR, ECOS-300CY, and other product candidates under development, including CytoSorb XL, BetaSorb, ContrastSorb, DrugSorb, HemoDefend-RBC, HemoDefend-BGA, K+ontrol, and others consist of a cartridge containing adsorbent, porous polymer beads, although the polymers used in these devices are physically different. The cartridges incorporate industry standard connectors at either end of the device, which connect directly to the extracorporeal circuit (bloodlines) in series with a dialyzer as a standalone device. The extracorporeal circuit consists of plastic blood tubing, our blood filtration cartridges containing adsorbent polymer beads, pressure monitoring gauges, and a blood pump to maintain blood flow. The patient’s blood is accessed through a catheter inserted into his or her veins. The catheter is connected to the extracorporeal circuit and the blood pump draws blood from the patient, pumps it through the cartridge and returns it back to the patient in a closed loop system. All of these devices are expected to be compatible with standard blood pumps or hemodialysis machines used commonly in hospitals and will therefore not require hospitals to purchase additional expensive equipment and will require minimal training.

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

In many critical care illnesses, the mortality is often higher than 30%. A major cause of death is multiple organ failure, where vital organs such as the lungs, kidneys, heart and liver are damaged and no longer function properly. These patients are kept alive with supportive care therapy, or “life support”, such as mechanical ventilation, dialysis, extracorporeal liver support, and vasopressor treatment, that is designed to keep the patient from dying while using careful patient management to tip the balance towards gradual recovery over time. Unfortunately, most supportive care therapies only help to keep patients alive by supporting organ function but do not help reverse the underlying causes of organ failure and do not help patients recover more quickly. Because of this, the treatment course is often poorly defined and highly variable, leading to lengthy ICU stays, a higher risk of adverse outcomes from hospital acquired infections, medical errors, and other factors, as well as exorbitant costs. There is an urgent need for more effective “active” therapies that can help to reverse or prevent organ failure. Our main product, CytoSorb, is a unique cytokine adsorber designed to try to address this void, by reducing “cytokine storm” and working to reduce the subsequent deadly inflammation that can lead to organ failure and death. In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of bilirubin in liver disease, and the removal of myoglobin in trauma. In 2020, the Company received CE-Mark label expansions for CytoSorb to remove the anti-platelet agent ticagrelor and the direct oral anticoagulant rivaroxaban in patients undergoing cardiac surgery on cardiopulmonary bypass.

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

Sepsis

Sepsis is characterized by a systemic inflammatory response triggered by a severe infection. It is commonly seen in the ICU, accounting for approximately 10% to 20% of all ICU admissions. However, there are currently no approved products that are available to treat sepsis in the U.S. or EU. A 2020 study published in The Lancet estimated that there were 49 million new cases of sepsis globally, killing 11 million people every year. The researchers estimate that 1 in every 5 deaths worldwide is due to sepsis. Data released by the Healthcare Cost and Utilization Project (H-CUP) identified approximately 1.6 million cases of sepsis each year in the U.S. According to the CDC, the incidence of serious infection and sepsis has doubled in the U.S. in the past 10 years. The main driver of sepsis incidence is the aging demographic, specifically patients who are older than age 65 who are more prone to infection and now account for two-thirds of patients hospitalized for sepsis and the majority of sepsis deaths. Other factors contributing to the increase in sepsis incidence include the spread of antibiotic resistant bacteria like methicillin-resistant Staphylococcus aureus (“MRSA”), an increase in co-morbid conditions like HIV, cancer, obesity, and diabetes that increases the risk of infection, an increasing use of implantable devices like artificial hips, knees and heart valves that are prone to colonization by bacteria, and the appearance of new highly virulent or contagious strains of common pathogens such as H3N2 or H1N1 influenza, COVID-19 coronavirus, and others.

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

Severe sepsis and septic shock patients are among the most difficult and expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb in the treatment of sepsis. CytoSorb is approved in the EU and is being sold directly in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Denmark, Sweden, the United Kingdom and the Netherlands with our own direct sales force. In December 2016, we announced the achievement of a dedicated reimbursement procedure code for CytoSorb therapy in Germany, providing for specific and enhanced reimbursement in the largest medical device market in Europe. We have established strategic partnerships with Fresenius Medical Care, the world’s largest dialysis company, for distribution of CytoSorb for critical care applications in France, Finland, the Czech Republic, Colombia, Ecuador, Mexico, and Korea, and Terumo Cardiovascular, the largest cardiac surgery disposables company, for exclusive distribution of the CytoSorb Cardiopulmonary Bypass Kit in France. We are also partnered with Biocon Biologics Limited, India’s largest biopharmaceutical company, for exclusive distribution of CytoSorb in India, Sri Lanka, and other select emerging markets. In March 2021, we announced a strategic partnership with B. Braun Avitum AG, and the launch of a global co-marketing agreement to promote the use of CytoSorb with B. Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). We have ongoing discussions with potential corporate partners and independent distributors to market CytoSorb in other select EU countries and in other countries outside the EU that accept CE Mark approval. We have established direct sales or distribution of CytoSorb in approximately 75 countries worldwide.

We estimate that the market potential in Europe for CytoSorb is larger than that in the U.S. For example, in the U.S. there are an estimated 1.6 million cases of sepsis each year, while the European Sepsis Alliance estimates 3.4 million individuals in Europe become septic each year. In Germany alone, according to the Center of Sepsis Control and Care, there are approximately 175,000 cases of severe sepsis each year. Germany is the largest medical device market in Europe and the third largest in the world.

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

Removal of Antithrombotic Drugs in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

The role of antithrombotics, a category that includes both antiplatelet and anticoagulant drugs in cardiovascular medicine is constantly growing. Antiplatelet drugs are routinely used in patients with atherosclerotic cardiovascular disease such coronary disease, vascular disease or stroke. In the acute management of these patients, especially when they need interventional procedures such as stent placement therapy is escalated using two antiplatelet drugs (dual antiplatelet therapy - DAPT). Ticagrelor (Astra Zeneca - Brilinta®, Brilique®) is considered best in class and is one of the most commonly used anti-platelet drugs to reduce the risk of cardiac death, heart attacks, and strokes in patients with either a history of a heart attack, or those actively undergoing percutaneous coronary intervention (PCI) with stent placement for acute coronary syndrome or heart attack. On the other hand, patients with atrial fibrillation or venous thrombosis require chronic anticoagulation. A new category of drugs called Direct Oral Anticoagulants (DOAC) is now the new standard of care with tens of millions of patients relying on them for lifelong protection. The two leaders in the category, apixaban (Bristol Myers Squibb - Eliquis®) and rivaroxaban (Janssen and Bayer - Xarelto®) are estimated to reach 40 billion USD in sales by 2026.

There is a clear and large unmet medical need when patients on these antithrombotic agents need to undergo surgery due to the very high risk of bleeding. Specifically, in patients on these drugs requiring urgent or emergent cardiac surgery the risk of major fatal/life-threatening bleeding has been reported to be as high as 65%. This scenario is most common in patients presenting with an acute coronary syndrome (ACS). In the U.S. alone there are approximately 1.1 million ACS hospital admissions annually. CytoSorb is able to very efficiently remove ticagrelor and DOACs from blood and is approved in the EU for the removal of both ticagrelor and rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. The use of CytoSorb during emergency coronary artery bypass surgery (CABG) in patients on ticagrelor or rivaroxaban significantly reduced periooperative bleeding complications in a landmark observational study and had projected cost savings of approximately $5,000 per patient, including the cost of the device. In the U.S. and Canada, the Company is currently conducting the pivotal, randomized, controlled STAR-T trial to evaluate the potential ability of the DrugSorb-ATR antithrombotic removal system, which uses an equivalent polymer technology to CytoSorb, to reduce perioperative bleeding risk in patients undergoing cardiothoracic surgery in the presence of ticagrelor. The Company expects to resume the STAR-D trial, targeting a reduction in perioperative bleeding risk in cardiothoracic surgery through the removal of the direct oral anticoagulants, apixaban and rivaroxaban, upon completion of the STAR-T trial. The STAR-T trial and STAR-D trial (if resumed), if successful, are each intended to independently support U.S. FDA marketing approval for DrugSorb-ATR for this indication., or the direct oral anticoagulants, apixaban and rivaroxaban, respectively. The Company expects to resume the STAR-D trial upon completion of the STAR-T trial. The STAR-T trial and STAR-D trial (if resumed), are each intended to independently support U.S. FDA marketing approval for DrugSorb-ATR for this indication. The initial annual addressable market in the U.S. to remove these drugs during cardiothoracic surgery is estimated between $500 million to $750 million.

Acute Respiratory Distress Syndrome

Acute lung injury (“ALI”) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising their ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of ARDS in the U.S. each year, with even more cases in the EU. During the COVID-19 pandemic in 2020-2021, ALI and ARDS contributed or were responsible for more than 900,000 deaths in the U.S. alone. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation (ECMO) therapy if the lungs become so diseased that mechanical ventilation fails, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, barotrauma, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g., emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality has been high (16-33%) even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung through tight junction disruption of respiratory endothelium, leading to capillary leak syndrome, and other factors. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation and ECMO faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster ICU discharge, thereby potentially saving costs. CytoSorb treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb treated patients that showed a statistical trend towards benefit. Published results from our U.S. CytoSorb Therapy in COVID-19 (CTC) registry in the medical journal, Frontiers in Medicine, in December 2021, demonstrated that in 52 consecutive patients from 5 U.S. ECMO centers, 90-day survival was 73% in critically ill COVID-19 patients who failed mechanical ventilation and were treated with ECMO and CytoSorb under FDA Emergency Use Authorization. The CTC Registry completed enrollment at 100 patients, confirming 90-day survival of 74%. For context, 90-day survival was 53% (as of December 2022) among more than 7,300 adult patients in the North American cohort of the Extracorporeal Life Support Organization (ELSO) COVID-19 ECMO Registry. Future, prospectively defined, larger studies are required to confirm these findings. Although a number of therapies have been tried such as nitric oxide, surfactant therapy, and others, only corticosteroids, such a dexamethasone or methylprednisolone, have demonstrated mortality benefit in patients with ARDS. For example, in critically ill COVID-19 patients on mechanical ventilation, the RECOVERY study demonstrated use of once daily dexamethasone led to a reduction in mortality from 41.4% control to 29.3% treatment. In general, patients studied in the RECOVERY study were not as severely ill as those treated for refractory respiratory failure with CytoSorb and ECMO in the CTC Registry. Techniques to improve ventilation and reduce ongoing lung injury are also being used. For example, low tidal volume ventilation has been demonstrated to improve mortality (31.0% as compared to 39.8% control) in this patient population in the ARDSNet Trial. Prone positioning, or placing a patient chest-side down, in severe ARDS patients in order to redistribute gravity-dependent pulmonary edema and allow ventilation of collapsed or atelectatic alveoli, is also used, following studies that suggest benefit including the PROSEVA trial (16% vs 32.8% in the control). However, even with these interventions, we believe mortality is still unacceptably high. The total addressable market for CytoSorb to treat ARDS and ALI in the EU is estimated to be between $500 million to $1.25 billion, and approximately $2 billion for the U.S. and EU combined.

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

Acute Liver Disease

Chronic liver disease afflicts an estimated 850 million people worldwide, or 11% of the world population, due to the prevalence of viral hepatitis infection, alcohol abuse, and non-alcoholic steatohepatitis (NASH or “fatty liver”). Chronic liver disease is blamed for nearly one million deaths a year, with another one million dying of hepatic cancer and acute hepatitis. In the U.S., liver disease is the second leading cause of death from digestive disease, and the 10th leading cause of death amongst men. Many patients with advanced chronic liver disease will develop an acute exacerbation or decompensation (“acute-on-chronic”) of their disease, with associated inflammation and cytokine elevation, often requiring hospitalization. Also, many patients will present with acute hepatitis triggered by viral infection or alcohol. A range of symptoms, depending on the severity of illness include jaundice (high bilirubin), variceal hemorrhage, cognitive dysfunction and hepatic encephalopathy, ascites, coagulopathy, renal failure, liver failure, and others. The extracorporeal blood purification of liver toxins such as bilirubin has been used to help treat patients and is often called “liver dialysis”. Current liver dialysis therapies include MARS (Molecular Adsorbent Recirculation System; Baxter), Prometheus (Fresenius), SPAD (single pass albumin dialysis), and others. However, none of these therapies can remove cytokines, key elements in acute-on-chronic exacerbations and cases of acute hepatitis. CytoSorb represents a potentially superior liver dialysis therapy, as it can remove both liver toxins such as bilirubin and bile salts, as well as cytokines. In May 2018, the approved indications for use of CytoSorb in theEU were expanded to include the removal of bilirubin in liver disease. The total addressable market for CytoSorb for the treatment of acute-on-chronic liver disease, acute hepatitis, and acute liver failure is estimated to bed more than $15 billion worldwide.

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

In October 2020, CytoSorbents announced the EU approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo organ perfusion, with the goal of either preserving organ function in healthy organs, or rehabilitating dysfunctional organs that would otherwise have been discarded. We believe the ECOS-300CY cartridge has the potential to expand the organ donor pool. According to Eurotransplant, there were approximately 6,400 transplants from deceased donors and roughly 14,000 patients on waiting list for organs in Europe last year. In the United States, UNOS cites more than 41,000 organ transplants in 2020, with approximately 106,000 patients on the waiting list. This represents a U.S. and European total addressable market for the ECOS-300CY device of approximately $400 million to $600 million.

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

Radiocontrast Removal

ContrastSorb is a development-stage blood purification technology that is being optimized for the removal of IV contrast from blood in order to prevent contrast -induced nephropathy (“CIN”). CIN is the acute loss of renal function within the first 48 hours following IV contrast administration. IV contrast is widely administered to patients undergoing CT scans, to enhance the images and make it easier to identify anatomic structures. IV contrast is also administered during invasive and interventional cardiovascular procedures in the brain, heart, limbs, and other parts of the body to diagnose and treat atherosclerosis (narrowing of blood vessels due to cholesterol deposits), vascular injury, aneurysms, etc. For example, an estimated 10 million coronary angiograms are performed worldwide each year to diagnose and treat coronary artery disease by placing coronary stents, performing balloon angioplasty, or atherectomy (removal of plaque in arteries). Overall, there are an estimated 80 million doses of IV contrast administered worldwide each year, split between approximately 65 million contrast-enhanced CT scans, 10 million coronary angiograms, and 5 million conventional angiograms. There are an estimated 30 million doses administered each year in the U.S. alone. The reported risk of CIN in patients undergoing contrast enhanced CT scans has been reported to be 2% to 13%. For coronary intervention, the risk has been estimated to be as high as 20% to 30% in high risk patients with pre-existing renal insufficiency, long-term diabetes, hypertension, congestive heart failure, and older age. The use of low osmolar IV contrast, hydration of patients pre-procedure, orally administration of N-acetylcysteine, and other agents to prevent CIN have demonstrated modest benefit in some clinical studies, but in many cases, the results across studies have been equivocal and inconsistent. In high risk patients, the direct removal of IV contrast from the blood with ContrastSorb to prevent CIN represents a potentially more effective alternative. The worldwide market opportunity for ContrastSorb in this high risk group is approximately $1 billion to $2 billion.

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

We manufacture the CytoSorb device at our facility located in Princeton, New Jersey. We purchase our raw materials from multiple vendors located primarily in the United States. We believe that our risk of an interruption in the supply of our raw materials is minimal due to the use of multiple vendors and the availability of alternate vendors. We do not have contractual minimum finished goods inventory requirements, however our practice is to maintain a minimum inventory level sufficient to provide a supply of products for the next three months.

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

The ability of CytoSorb to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. CytoSorb use has been considered safe and well-tolerated in more than 195,000 devices utilized as of December 31, 2022.

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

Projected Timeline: In 2011, the CytoSorb adsorber received EU regulatory approval under the CE Mark as an extracorporeal cytokine adsorber to be used in clinical situations where cytokines are elevated. Our U.S. manufacturing facility has also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We are currently manufacturing our CytoSorb device for commercial sale in the EU. We are currently selling CytoSorb in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Finland, Sweden, Denmark, the United Kingdom and the Netherlands with a direct sales force. Based on its CE Mark approval, CytoSorb can also be sold throughout all 27 countries of the EU, the United Kingdom and countries outside the EU that will accept European regulatory approval with registration. Overall, we have established either direct sales or distribution (via distributors or strategic partners) of CytoSorb in more than 75 countries worldwide. Registration of CytoSorb is typically required in each of these countries prior to active commercialization. With CE Mark approval, this can be typically achieved within several months in EU countries. Outside of the EU, the process is more variable and can take months to more than a year due to different requirements for documentation and clinical data. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We actively support all of our distributors and strategic partners in the product registration process. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. We also cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption and reimbursement. We are currently actively evaluating other potential distributor and strategic partner networks in other major countries that accept CE Mark approval. With sufficient resources and continued positive clinical data, assuming availability of adequate and timely funding, and continued positive results from our clinical studies, we intend to continue our commercialization plans for our product worldwide.

APPLICATION: Adjunctive Therapy in Other Critical Care Applications

Potential Benefits: Cytokine-mediated organ damage and immune suppression can increase the risk of death and infection in patients with commonly seen critical care illnesses such as acute respiratory distress syndrome, severe burn injury, trauma and pancreatitis. By reducing both pro- and anti-inflammatory cytokines, CytoSorb has the potential to reduce the systemic inflammatory response and:

●	prevent or mitigate multiple organ dysfunction syndrome (“MODS”) and/or multiple organ failure (“MOF”);
●	prevent or reduce secondary infections;
●	reduce the need for expensive life-sparing supportive care therapies such as mechanical ventilation; and
●	reduce the need for ICU care, freeing expensive critical care resources, and reducing hospital costs and costs to the healthcare system.

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

Projected Timeline: The EU CE Mark approval for CytoSorb as an extracorporeal cytokine adsorber and its broad approved indication to be used in any clinical situation where cytokines are elevated, allows it to be used “on label” in critical care applications such as acute respiratory distress syndrome, severe burn injury, trauma, liver failure, and pancreatitis, and in other conditions where cytokine storm, sepsis and/or SIRS plays a prominent role in disease pathology. In addition, the expanded indications for use label now includes reduction of bilirubin and reduction of myoglobin, further strengthens the on-label use of the technology for the treatment of liver disease, and severe trauma, respectively. Our goal is to stimulate investigator-initiated clinical studies with our device for these applications. Currently, we have many investigator-initiated or company-sponsored studies being planned, enrolling, or completed. We have been moving forward in parallel with a program to further understand the potential benefit of CytoSorb hemoadsorption in these conditions through additional investigational animal studies and potential human pilot studies in the U.S. funded either directly by us, through grants, or through third parties. Commencement of these and other formal studies is contingent upon adequate funding and, in the case of U.S. human studies, FDA IDE approval of the respective human trial protocols.

APPLICATION: Prevention and treatment of perioperative complications of cardiopulmonary bypass surgery

Potential Benefits: If CytoSorb is able to prevent or reduce high levels of cytokines, free hemoglobin, and other inflammatory mediators from accumulating in the bloodstream during and following cardiac surgery, we anticipate that post-operative complications of cardiopulmonary bypass surgery may be able to be prevented or mitigated. In addition, CytoSorb can remove certain antithrombotic drugs such as ticagrelor and rivaroxaban during cardiopulmonary bypass in patients requiring urgent or emergent surgery. The primary goals for these applications are to:

●	reduce ventilator and oxygen therapy requirements;
●	reduce post-operative complications such as ARDS, acute kidney injury, post-perfusion syndrome, and the SIRS;
●	reduce length of stay in hospital ICUs;
●	reduce the total cost of patient care;and
●	reduce the risk of perioperative bleeding complications such as need for blood and platelet transfusions, re-thoracotomy, and death.

Background and Rationale: Due to the highly invasive nature of cardiopulmonary bypass surgery, high levels of cytokines are produced by the body, triggering severe inflammation. In addition, hemolysis of red blood cells frequently occurs, resulting in the release of free hemoglobin into the bloodstream. These inflammatory mediators can lead to post-operative complications. CytoSorb is the only cytokine reduction technology approved in the EU that can be used intraoperatively in a bypass circuit in a heart-lung machine during cardiopulmonary bypass without the need for another machine. If our products are able to prevent or reduce the accumulation of cytokines or free hemoglobin in a patient’s blood stream, we may be able to prevent or mitigate post-operative complications caused by an excessive or protracted inflammatory response to the surgery. Intraoperative use of CytoSorb on high-risk cardiac surgery patients, such as those with infective endocarditis, aortic dissection, or heart or lung transplantation, where the risk of post-operative complications is the highest, is one of our main markets. The use of CytoSorb in the post-operative period to treat postoperative SIRS is another application of the technology.

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled and the STAR-T study is now actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023.  Enrollment is expected to be complete during summer of 2023.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The study was placed on temporary enrollment hold in November of 2022 for business reasons and is scheduled to resume enrollment upon completion of the STAR-T trial.

For further detailed information regarding our clinical trial strategy, see the section entitled “Clinical Studies” of this Item 1 of this Report.

APPLICATION: Maintaining or improving the quality of solid organs harvested from donors for organ transplant

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

CytoSorb: By preventing or reducing high-levels of cytokines from accumulating in the bloodstream of brain-dead organ donors, we believe CytoSorb may be able to mitigate organ dysfunction and failure, which results from severe inflammation following brain-death. The primary goals for this application are:

●	improving the viability of organs which can be harvested from brain-dead organ donors, and
●	increasing the likelihood of organ survival following transplant.

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

The VetResQ Device (Animal Health Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis, Pancreatitis and Other Critical Illnesses in Animals

Potential Benefits and Rationale: In January 2017, the VetResQ device became commercially available for the United States veterinary market. VetResQ is a broad-spectrum blood purification adsorber based upon similar underlying technology to CytoSorb and has been configured in 3 sizes (50, 150 and 300mL sized cartridges) to accommodate treatment of small, medium, and large animals such as cats, dogs, and high-value animals such as foals and horses. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps. Like CytoSorb, VetResQ is designed to help treat (via hemoadsorption of cytokines, bacterial toxins and other inflammatory mediators) deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, toxin-mediated diseases, pancreatitis, trauma, liver failure, drug intoxication, heat stroke and lung injury. Critical illness in animals is similar to that in humans. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is available in the U.S. only for veterinary animal usage and is not for human use.

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

Projected Timeline: CytoSorb-XL is in advanced pre-clinical development as a potential next generation polymer to CytoSorb. It is expected to follow a similar path to E.U. approval as CytoSorb, expected within 4 to 5 years.

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

Potential Benefits: The HemoDefend RBC blood purification technology platform is designed to reduce contaminants in the blood supply that can cause transfusion reactions or disease. It is a development stage technology that is not yet approved in any markets, but is comprised of our highly advanced, biocompatible, polymer bead technology. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

●	reduce the risk of transfusion reactions and improve patient outcome;
●	improve the quality, or extend the shelf life of stored blood products;

●	improve the availability of blood and reduce blood shortages by reducing the limitations of donors to donate blood; and
●	allow easier processing of blood.

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

A number of retrospective studies have also suggested that administration of older blood leads to increased adverse events and even increased mortality, compared with blood recently harvested. Biological studies have demonstrated the accumulation of erythrocyte storage lesions that compromise the function and structural integrity of packed red blood cells and have also demonstrated the accumulation of substances such as free hemoglobin, bioactive lipids, potassium, and others during blood storage that can lead to transfusion reactions. Three adult, prospective, randomized, controlled studies were designed to evaluate the morbidity and mortality in cardiovascular surgery patients (RECESS) and critically ill patients (ABLE and TRANSFUSE), treated with either “new or fresh” or “older” blood. The RECESS Trial was a randomized, controlled trial in a total of 1,098 evaluable patients undergoing complex cardiac surgery given fresh blood (≤10 days old) as compared to older blood (≥21 days old). The overall conclusion was that the age of blood had no statistically significant impact on the progression to organ dysfunction (as measured by the multiple organ dysfunction syndrome score) or death. However, a statistically significant increase in hepatobiliary-related serious adverse events (5% fresh vs 9% older, p=0.02) was related to hyperbilirubinemia, possibly caused by hemolysis and release of free hemoglobin in old blood. The serious adverse event rate in both new and old blood groups was approximately 50%, which is considered high for this group of patients. There are many details and subgroup analyses that were not discussed, particularly an analysis of those patients receiving more units of blood than average, as the risk of adverse events is cumulative. The ABLE Trial was a randomized, controlled trial in 2,430 critically-ill patients receiving either fresh (≤ 7 days) or standard issue blood. There was no difference in 90-day mortality between the two groups. The TRANSFUSE Trial was a large scale RCT in Australia evaluating the impact of age of leukodepleted pRBCs (short-term storage: 11.8 days mean, N=2,457, mean 4.1 units transfused; long-term storage: 22.4 days mean, N=2,462) on 90-day mortality in critically-ill patients. There was no significant difference in 90-day mortality (24.8% mortality short-term storage vs 24.1% long-term storage) though there were statistically more febrile non-hemolytic transfusion reactions (n=123; 5% short-term storage vs n=88; 3.6% long-term storage). Also, patients who had short-term storage blood with APACHE III > 21.5% (median risk), demonstrated higher mortality (37.7% vs 34% long-term storage, p=0.05). The outcomes of these trials do not alter the current pressing need for better solutions to purify transfused blood products, particularly in patients who receive massive transfusions defined as more than 10 pRBC units in 24 hours, those patients who receive blood chronically, and pediatric patients, in order to reduce transfusion-related adverse events and improve clinical outcome but suggest that age of blood is not the critical factor.

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, potassium, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the NHLBI, a division of the National Institute of Health, under a Phase I SBIR, an awarded $1.5 million Phase II SBIR contract (funded by NHLBI and U.S. Special Operations Command (USSOCOM)), and more recently under a $3 million multi-year Phase IIB bridge contract funded by NHLBI. Barring additional delays due to the COVID-19 pandemic, including nationwide blood shortages, we expect to advance the in-line filter to human testing in the next 12 - 18 months.

APPLICATION: Removal of anti-A and anti-B blood group antibodies from fresh whole blood and plasma

Potential Benefits: The HemoDefend-BGA blood purification technology platform is designed to reduce anti-A and anti-B antibodies in plasma and whole blood. The goal is to either enable the production of universal plasma or enable fresh warm whole blood transfusions. If this technology is successfully developed and then incorporated into a regulatory approved product, it could have a number of important benefits, including:

●	reduce the risk of transfusion reactions and improve patient outcome;
●	eliminate the need to blood-type plasma, improving its availability

●	enable the use of low titer whole blood, ideal for trauma resuscitation; and
●	easier processing of blood products.

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

Projected Timeline: The HemoDefend-BGA platform is a development stage product based on our advanced blood purification technology. Prototype filtration devices have been evaluated by a government agency, resulting in excellent depletion of both anti-A and anti-B antibodies. Work is continuing to advance these prototypes to clinical study-ready devices. This work has received cumulative funding of approximately $15.9 million in Phase I and II Small Business Technology Transfer (STTR) funding by the U.S. Army Medical Research Acquisition Activity (USAMRAA), U.S. Army Medical Research and Materiel Command (USAMRMC), Defense Health Agency, CDMRP, DMRDP, and JWMRP.

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

●	Enable the rapid treatment of deadly hyperkalemia without the need for hemodialysis
●	Prevent potentially fatal cardiac arrhythmias following severe injury
●	Improve survival in victims in remote areas and during prolonged field care in combat

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

Projected Timeline: K+ontrol has demonstrated the ability to reduce potassium in several animal models of hyperkalemia and is currently being optimized with funding support from the U.S. Army and Defense Health Agency under a Phase I and Phase II SBIR contract for a total of $1.5 million and a $3 million Rapid Innovation Fund (RIF) award from the U.S. Air Force Materiel Command. We are currently discussing the potential clinical development plan of K+ontrol with the FDA.

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

The BetaSorb Device (Chronic Care)

APPLICATION: Prevention and treatment of health complications caused by the accumulation of metabolic toxins in patients with chronic renal failure

Potential Benefits: If BetaSorb is able to prevent or reduce high levels of metabolic waste products from accumulating in the blood and tissues of long-term dialysis patients, we anticipate that certain health complications characteristic to these patients can be prevented or mitigated. The primary goals for this application are to:

●	improve and maintain the general health of dialysis patients;
●	reduce disability and improve the quality of life of these patients
●	reduce the total cost of patient care; and
●	increase life expectancy.

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

Projected Timeline: We have collected a significant amount of empirical data for the development of this application. As the developer of this technology, we had to undertake extensive research, as no comparable technology was available for reference purposes. We have completed four human pilot studies, including a clinical pilot of six patients in California for up to 24 weeks in which our BetaSorb device removed the targeted toxin, beta2-microglobulin, as expected. In total, we have sponsored clinical studies utilizing our BetaSorb device on 20 patients involving approximately 345 total treatments. Each study was conducted by clinic or hospital personnel with us providing technical assistance as requested.

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

Commercial and Research Partners

Biocon Biologics Limited

In September 2013, we entered into a distribution agreement with Biocon Biologics Limited, (“Biocon”), India’s largest biopharmaceuticals company, under which Biocon was granted exclusive commercialization rights to the CytoSorb therapy in India and select emerging markets, initially focused on sepsis. Biocon committed to annual minimum purchases to maintain exclusivity. In October 2014, the Biocon partnership was expanded to include all critical care applications and cardiac surgery. In addition, Biocon committed to higher annual minimum purchases of CytoSorb to maintain distribution exclusivity and committed to conduct and publish results from multiple investigator-initiated studies and patient case studies. Under the terms of the expanded partnership, the term of the distribution agreement was extended to December 2022. We are currently negotiating an additional extension to this agreement. On May 27, 2020, Biocon announced that CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances.

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

In addition, also in December 2018, we entered into agreements to expand the partnership with Fresenius into South Korea and Mexico. Under the terms of these agreements, Fresenius has exclusive rights to distribute CytoSorb for acute care and other hospital applications in South Korea and Mexico. Registration clearance was obtained from the South Korean and Mexican health authorities in 2021 and 2020, respectively. These multi-year agreements include an initial stocking order and are subject to annual minimum purchases of CytoSorb to maintain exclusivity. These agreements, which commenced on January 1, 2019, have an initial term of three years and automatically renew for an additional two years unless terminated by either party.

In 2020, we entered into agreements to expand the partnership with Fresenius into Colombia and Ecuador.

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius, which expanded the Company’s current strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. Certain initial activities have been completed with the formal launch of this program expected to occur sometime in 2023.

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

In addition, in September 2017, we announced a partnership with Aferetica to provide dedicated, branded sorbent cartridges for use with Aferetica’s proprietary PerLife™ ex-vivo organ perfusion system, with the goal of rehabilitating or preserving the function solid organs destined for eventual transplant. In July 2018, Aferetica and CytoSorbents debuted the PerLife™ system for organ preservation at the 27th International Congress of the Transplantation Society. In the fourth quarter of 2020, Aferetica announced CE Mark registration of the PerLife system. At the same time, CytoSorbents announced CE Mark approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo perfusion, which has been designated, PerSorb™, a trade name exclusive to the PerLife system. In August 2021, we announced that commercialization of PerSorb(TM) and Aferetica’s PerLife(TM) ex vivo organ perfusion system commenced in various European countries.

Terumo Cardiovascular Group

In September 2016, we entered into a multi-country strategic partnership with Terumo Cardiovascular Group (“Terumo”) to commercialize CytoSorb for cardiac surgery applications. Under the terms of the agreement, Terumo has exclusive rights to distribute the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery in France, Sweden, Denmark, Norway, Finland and Iceland. Terumo launched CytoSorb in its six exclusive countries in December 2016. In 2021, the agreement was revised to a non-exclusive collaboration agreement in Sweden, Denmark, Norway and Iceland. This agreement allows the Company to sell directly to customers in these countries for the cardiac surgery application. supported by marketing and promotional activities with Terumo. Financial terms of this agreement have not been disclosed. This agreement expired on March 31, 2022.

On January 1, 2023, we amended and restated the original distribution agreement from October 2016. Under the terms of the amended and restated agreement, Terumo will have non-exclusive distribution rights in France to promote and sell the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery at specifically named hospitals in France. The amended and restated agreement allows the Company to sell directly to other hospital customers in France for the cardiac surgery application. Financial terms of this agreement have not been disclosed. The agreement terminates on December 31, 2023.

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

B. Braun Avitum AG

In March 2021, we announced announce the launch of a global co-marketing agreement with B. Braun Avitum AG, one of the world’s leading manufacturers of medical devices and pharmaceutical products and services, to promote the use of CytoSorb® with B. Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). The CytoSorb® adsorber is used in critical care for the extracorporeal removal of cytokines and inflammatory mediators from the bloodstream and can be operated with the B. Braun OMNI® acute dialysis machine. B. Braun will supply the market with the OMNI® and OMNIset® Plus while CytoSorbents and its network of direct sales, strategic partners, and distributors will continue to supply the market with CytoSorb®. This global co-marketing agreement applies to the countries where both products are registered (U.S. market is specifically excluded). Financial terms of this agreement have not been disclosed.

Nikkiso Europe GmbH

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

In September 2005, the University of Pittsburgh Medical Center was awarded a grant of approximately $7 million from NIH entitled “Systems Engineering of a Pheresis Intervention for Sepsis (SEPsIS)” to study the use of our adsorbent polymer technology in the treatment of severe sepsis. The study, which lasted for a total of five years, commenced in September 2005. Under a SubAward Agreement, we worked with researchers at the University of Pittsburgh - Critical Care Medicine Department. We believe that the only polymers used in this study were polymers we have developed specifically for use in the study, which are similar to the polymers used in our devices. Under the SubAward Agreement, for our efforts in support of the grant during 2006 through 2010, we received approximately $402,000.

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

Royalty Agreement

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, Ms. Montiel was granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues received by us from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. In February 2017, all rights, title and interest to the Royalty was assigned to The Robert Shipley Living Trust. In November 2022, all rights, title and interest to the Royalty was assigned to ROKK, LLC. For the year ended December 31, 2022 we have recorded royalty costs of approximately $849,000.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”) To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the year ended December 31, 2022, the Company did not record any expense related to this agreement as Fresenius did not commence any marketing activities as defined by the agreement.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2022 per the terms of the license agreement we have recorded royalty costs of approximately $1,416,000.

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

In the United Kingdom, market access and reimbursement of drugs, medical devices and diagnostics is heavily dependent on the guidance published by the National Institute for Health and Care Excellence (NICE). In 2021, NICE published its report on CytoSorb for the removal of ticagrelor in urgent and emergent cardiac surgery patients in a MedTech Innovation Briefing (MIB) called “CytoSorb for reducing risk of bleeding during cardiac surgery”. The MIB highlights the safety and efficacy of CytoSorb in this indication, as well its innovative nature and the substantial cost savings CytoSorb generates and has aided adoption in the UK.

Other Markets

CytoSorb is currently marketed and distributed in more than 75 countries around the world. It is generally paid for through the standard DRG (diagnosis related group) payment, dedicated reimbursement codes, tender orders, private insurance, and/or self-pay. We are actively pursuing generation of new procedure codes in many countries we are currently serving. Across all countries, we are mitigating financial barriers though use of health economics, local data generation and targeted KOL management.

In August 2022, we disclosed that the Israeli Ministry of Health (MoH) had approved national reimbursement for CytoSorb in certain cardiac surgery indications, including the intraoperative treatment for urgent or emergency cardiac surgery in patients treated with ticagrelor or rivaroxaban, the intraoperative treatment during cardiac surgery in patients with acute infective endocarditis, and the intraoperative treatment during surgery for correction of aortic dissection. In the same month, we announced that the Turkish Ministry of Health had approved national reimbursement for CytoSorb, which is now a reimbursed catalog product in the State Supply Office of Turkey (DMO) portal and can be purchased directly by hospitals and physicians without restrictions.

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

In January 2021, the Centers for the Centers for Medicare & Medicaid Services (CMS) announced the Medicare Coverage of Innovative Technology (MCIT) pathway that will provide national Medicare coverage as early as the same day as FDA market authorization for Breakthrough Designated medical devices, where coverage would last 4 years. Although this program was rescinded by CMS in November 2021, a legislative version of the program is currently contained within the CARES 2.0 bill, though not yet approved. In addition, CMS has announced a new initiative called “Transitional Coverage for Emerging Technologies” (TCET) as a potential replacement for MCIT, with more detail planned for April 2023.  If passed, either of these programs may be applicable to DrugSorb-ATR, if it can achieve U.S. approval for the removal of ticagrelor and Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban during emergent or urgent cardiothoracic surgery. These indications were granted FDA Breakthrough Designation in April 2020 and August 2021, respectively.

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

Spectral Medical, Inc. collaborated with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and completed enrollment of 450 patients in June 2016. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. In October 2016, Spectral announced top-line results that the trial did not meet the main goal of absolute reduction in 28-day all-cause mortality, but reiterated safety of treatment and potential benefit in the sickest group of patients (multiple organ dysfunction score > 9). A secondary analysis of the sub-population of patients with septic shock and high circulating endotoxin activity also failed to demonstrate a beneficial effect of Toraymyxin on 28-day mortality in sepsis, however, an exploratory post-hoc analysis of the suggested trends toward improvements in changes in mean arterial pressure and ventilator-free days. In February 2019, Spectral announced an amendment of the original EUPHRATES trial to enroll an additional 150 septic shock patients under the TIGRIS expansion, in patients with a MODS score > 9 and an EAA level between 0.60 and 0.90, and will analyze the combined data from these two trials using a Bayesian statistical approach. Based on the 179 patients from the EUPHRATES trial, treated patients had a mortality of 38% (N=90) compared to 48% mortality in the control (N=89), but not statistically significant. The TIGRIS study will be in US sites only, randomized (2:1), open label trial, with an additional 150 new patients (100 treated, 50 control) to be added. As of January 12, 2023, 50 patients of the targeted 150 patients have been enrolled, with an expansion of trial sites to a total of 25, with 15 currently active.

Enlivex has developed an investigational cell-based therapy called Allocetra that is an infusion of donor mononuclear cells that have been chemically induced to be apoptotic. Once infused, the patient’s macrophages and dendritic cells phagocytose these apoptotic cells which purportedly then causes them to reduce inflammatory signals that results in immune modulation. In September 2021, Enlivex announced the start of a Phase IIb study using Allocetra in severe and critical COVID-19 patients with acute respiratory distress syndrome (ARDS). In November 2021, Enlivex reported that Allocetra is being evaluated in a randomized, controlled, Phase II multi-center trial in patients with pneumonia-associated sepsis. It is expected to enroll 120-160 patients across 4 cohorts of varying doses of Allocetra or placebo. The primary endpoints of the trial are safety and change in SOFA score from baseline at 28 days. As of February 2023, enrollment has not been disclosed.

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

In September 2017, Baxter re-launched oXiris in the E.U., a hollow-fiber acrylonitrile and methalylsulfonate (AN69) membrane hemofilter coated with polyethyleneimine (PEI) that was originally launched by Gambro in 2008 for use in hemodialysis as a strategy to treat acute kidney injury and gram negative septic shock while reducing endotoxin. The filter itself has not changed. However, Baxter has expanded the label to now include reduction of cytokines based on a set of in vitro experiments evaluating cytokine reduction from recirculating plasma over two hours. As of February 2022, clinicaltrials.gov currently lists 12 small studies recruiting, evaluating oXiris in the fields of sepsis and cardiac surgery. In 2020, oXiris received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients in imminent or confirmed respiratory failure. In October 2020, results from 4 hospitals on 37 patients from its OxirisNet Registry in the journal, Critical Care. Mortality was 66.6% in patients receiving oXiris treatment after 14 days from admission, and a mortality of 47.4% mortality when used earlier. In addition, Baxter also launched the Theranova mid-molecular weight cutoff or high retention onset (HRO) hemodialysis membrane outside the U.S. to improve the efficiency of hemodialysis, claiming improved mid-molecular weight substance removal. Neither oXiris nor Theranova are approved in the U.S. for treatment of sepsis or respiratory failure.

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

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka obtained U.S. humanitarian device exemption for Lixelle in March 2015, but is restricted to treating amyloidosis in chronic dialysis patients. To our knowledge, none of the following technologies are approved in the U.S. and none are approved for cytokine reduction or as a therapy to treat sepsis in the EU. Jafron Biomedical is an integrated dialysis public company in China selling dialysis machines and hemodialysis and hemoperfusion cartridges containing a neutral microporous adsorption resin to purify blood of toxins in liver failure, critical illness, poisoning, and autoimmune diseases. According to clinicaltrials.gov, there are 5 investigator-initiated studies evaluating Jafron’s technology in sepsis, cardiac and respiratory failure and liver disease. Jafron is currently recruiting a 144 patient efficacy and safety study in China using its CA330 cartridge to reduce IL-6 in septic patients. The status of the trial has not been updated since February 2019. Another investigator-initiated RCT evaluating the HA-330 device in 200 patients with norepinephrine-resistant septic shock (CLEANSE) began in Thailand in November 2021 and is still enrolling. Foshan Biosun Medical Technology Co, Ltd, and Baihe Medical Technology Co, market hemoperfusion cartridges under the BioSky brand name, including the MG series claiming cytokine reduction, and the DX series for bilirubin reduction. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyurethane beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and has completed a 15 patient CE Mark registration trial in Germany evaluating the safety and efficacy of bacterial removal from blood. It received EU CE-Mark approval in July 2019, and established distribution in Germany, Italy and Benelux. In 2020, Seraph received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients to reduce pathogens and inflammatory mediators from the bloodstream. In 2021 and 2022, Exthera expanded distribution to market Seraph in select European countries and Mexico with Fresenius to remove certain bacterial and viral pathogens during dialysis. We believe our CytoSorb cartridge has significant competitive, technological, and/or economic advantages over systems by these other companies.

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

Cardiopulmonary Bypass Surgery

Previously, leukocyte reduction filters sold by Pall Corporation, Terumo Medical Corporation and others were used in the cardiopulmonary bypass circuit to reduce cytokine-producing white blood cells from blood. They did not remove cytokines, free hemoglobin, or activated complement directly and were not considered by many to be an effective solution for the reduction of these substances. Other than blood compatible sorbent technologies, we are not aware of any practical competitive approaches for removing cytokines, free hemoglobin, activated complement, and a broad range of other inflammatory mediators in patients undergoing cardiopulmonary bypass during cardiac surgery. To our knowledge, CytoSorb is the leading cytokine reduction therapy capable of being placed directly into a bypass circuit in the heart-lung machine and used during cardiopulmonary bypass without the need for another pump. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances, but has had mixed benefit. Cell saver machines that collect and wash pericardial shed blood is one potential alternative, but is typically done in batches and not a real-time filter during surgery. Alternative therapies such as “off-pump” surgeries are available but “post-bypass” syndrome and cytokine production still remain a problem in this less invasive, but more technically challenging procedure. CytoSorb has been used in both on-pump and off-pump procedures. CytoSorb is also being used with a dialysis machine to treat the development of a post-cardiac surgery systemic inflammatory response syndrome, a deadly complication of open-heart surgery that if left untreated, can lead to multiple organ dysfunction syndrome, multiple organ failure, and potentially death.

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

Drug Intoxication

Treatment of patients suffering from drug overdose often involves a number of pharmacological treatments and mechanical interventions to detoxify and stabilize the patient. Mechanical interventions include procedures such as gastric lavage, activated charcoal, whole bowel irrigation and extracorporeal blood purification. Each method has its own limitations, many of which are associated with the timing of administration following overdose. Blood purification with therapeutic plasma exchange, high flux dialyzers or with activated charcoal cartridges by Gambro, Fresenius, Nephros and others are typically efficient at removing hydrophilic drugs that are not protein bound. However, they are inefficient at removing drugs that have a large volume of distribution, or drugs that are hydrophobic or lipophilic. Many drugs of overdose fall into this category. The administration of lipid emulsions, such as Intralipid, have been used with some success to create a depot for lipophilic drugs. Resin based hemoperfusion devices have been used to remove lipophilic drugs that are protein bound, but have historically had issues of biocompatibility. DrugSorb is a highly biocompatible resin-based hemoperfusion device that can remove a wide range of drugs of overdose in vitro very rapidly, with high single pass removal.

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

Use for Organ Transplant in Ex Vivo Organ Perfusion Systems or in the Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death, or in the removal of inflammatory mediators during ex vivo organ perfusion

Removal of Antithrombotics such as Ticagrelor and Direct Oral Anticoagulants in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

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

To our knowledge, CytoSorb is the only therapy approved for the removal of ticagrelor and rivaroxaban (Xarelto®, Janssen, Bayer) in the E.U. during cardiopulmonary bypass in urgent or emergent cardiopulmonary bypass. The only recommended alternative is to wait for 3 to 5 days to allow natural drug elimination and washout prior to surgery.

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

In the U.S., we are currently executing the U.S. STAR-T (Safe and Timely Antithrombotic Removal of Ticagrelor, ) pivotal randomized, controlled clinical trials designed to support U.S. FDA Marketing approval of the DrugSorb-ATR antithrombotic removal system, which uses an equivalent polymer technology to CytoSorb.The use of platelet transfusions, Kcentra® (CSL Behring; four factor prothrombin complex concentrate; reversal for warfarin anticoagulation), Andexxa® (recombinant Factor Xa; AstraZeneca; reversal for rivaroxaban and apixaban), Praxbind® (idarucizumab, Boeringer Ingelheim; reversal agent for dabigatran) and other interventions have either not demonstrated consistent benefit, or are not used because of potential safety concerns, in the reversal of antithrombotics in the setting of cardiopulmonary bypass. We anticipate resuming the STAR-D (Safe and Timely Antithrombotic Removal of DOACs) trial upon completion of the STAR-T trial.

PhaseBio, a now defunct clinical-stage biopharmaceutical company, had licensed an intravenously administered monoclonal antibody fragment with high affinity reversal agent for ticagrelor called bentracimab (PB2452) from Medimmune, a division of AstraZeneca. PhaseBio paid AstraZeneca $100,000 upfront, with $68 million in potential future milestones.  AstraZeneca owned approximately 5% of PhaseBio’s stock. The FDA granted Breakthrough Therapy designation for PB2452 in April 2019.  PhaseBio was conducting its U.S. REVERSE-IT (Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial) study, a Phase 3, prospective, multi-center, open-label, single-arm trial designed to study reversal of the antiplatelet effects of ticagrelor with bentracimab to treat patients who present with uncontrolled major or life-threatening bleeding or when used prophylactically in patients who require urgent surgery or an invasive procedure to prevent bleeding. In November 2021, PhaseBio presented top-line data from an interim analysis of the study, having enrolled 142 patients who required urgent surgery or an invasive procedure and 8 patients with an uncontrolled major or life-threatening bleed. For the end-point analysis, 129 patients had analyzable platelet data, 122 had data on adjudicated hemostasis. Investigators reported a rapid reversal of anti-platelet activity in both subgroups. Among surgical patients, 66.4% had mild GUSTO (Global Use of Strategies to Open Occluded Coronary Arteries bleeding scale) bleeding, and 33.6% had moderate GUSTO bleeding perioperatively. Treatment-emergent adverse events (i.e. adverse events that were not present prior to treatment initiation or an event already present that worsens in either intensity or frequency following exposure to the treatment) were reported by 92.7% of enrolled patients. Four patients died (2.8%): two with septic shock, and two with cardiogenic shock. Of 150 patients, eight patients (5.3%) had thrombotic events, including two ischemic strokes, one transient ischemic attack, three myocardial infarctions, and two with arterial thromboembolisms in the right lower extremity. The FDA had recommended an interim analysis of approximately 100 patients, comprising approximately 50 patients in each arm, in order to support the submission of a Biologics License Application (BLA) for accelerated approval of bentracimab. In November 2021, PhaseBio announced that it continues to enroll more patients into the uncontrolled major or life-threatening bleeding arm of the study and intends to submit a BLA for both subgroups by Summer 2022.  However, in October 2022, PhaseBio filed for Chapter 11 bankruptcy.  The bentracimab asset was transferred to PhaseBio’s creditor, SFJ Pharmaceuticals in December 2022, that expects to file the BLA in mid-2023.

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

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The U.S. CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates (73%) compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results on the first 52 critically ill patients from five U.S. ECMO centers were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC registry completed enrollment with 100 patients from five centers, and the final results mirror the high survival (74%) seen in the previous analysis, and have been submitted for publication.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now actively enrolling. The speed of enrollment remains uncertain due to COVID-19 related institutional research staff shortages, however we anticipate conditions to improve in the second half of 2023 which should help recruitment toward the next milestone of the interim analysis after 50% enrollment.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is actively enrolling in Spain and Germany with plans to expand in more countries in 2023. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Cardiac Surgery

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria and Sweden and is planned to expand to additional countries in 2023. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses with estimated first data readouts in 2023.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and the STAR-T study is now actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and is expected to reach the 2nd milestone of 67% enrollment in the spring of 2023 triggering another DSMB safety review. The study is expected to reach 100% enrollment sometime in the summer of 2023. Based on the accelerated enrollment rate and expected evaluation period associated with an interim analysis, we are considering foregoing the interim analysis and proceeding to study completion and final analysis. Should we choose to forego the interim analysis, we would be required to notify the FDA.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. Study enrollment was paused in November of 2022 for business reasons and is scheduled to resume after completion of the STAR-T trial.

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

The use of CytoSorb in patients infected with COVID-19 in Italy, China, Germany and France began in March 2020. CytoSorb has now been used to treat dangerous inflammation and related life-threatening complications in more than 7,650 COVID-19 patients in more than 30 countries as of December 31, 2022. Based upon initial data and reports from physicians treating these complications, CytoSorb use has generally been associated with a marked reduction in cytokine storm and inflammation, improved lung function, weaning from mechanical ventilation, decannulation from extracorporeal membrane oxygenation (ECMO), and a reversal of shock. CytoSorb has been specifically recommended in the Italy Brescia Renal COVID Task Force Guidelines to treat patients with severe COVID-19 infection and Stage 3 renal failure on continuous renal replacement therapy. CytoSorb has also been recommended in the National Treatment Guidelines from Panama for Adult COVID-19 Patients if patients have either refractory shock or have severe or refractory respiratory failure requiring either high ventilator support or extracorporeal membrane oxygenation. CytoSorb has received approval from the Drugs Controller General of India to treat COVID-19 patients in certain instances. CytoSorb has also received approval to treat patients with COVID-19 from the Israel Ministry of Health (AMAR). In January 2021, Health Canada granted Medical Device Authorization for the importation, sale, and emergency use of CytoSorb in hospitalized COVID-19 patients.

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

The U.S. CTC (CytoSorb Therapy in COVID-19) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Primary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA EUA criteria were presented at the International Symposium of Intensive Care Medicine conference in September 2021 in Brussels, Belgium. In December 2021, we announced the publication of these results in the peer-reviewed journal Frontiers in Medicine. The CTC Registry has completed enrollment and the final results confirming high survival (74%) were presented at the European Society of Intensive Care Medicine conference in October 2022 and also have been submitted for publication.

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

In January 2017, we were awarded a Phase II SBIR contract to continue development of CytoSorb for fungal mycotoxin blood purification. This program focused on demonstrating the ability of CytoSorb to adsorb mycotoxins in vivo and improve survival in animals. This contract, W911QY-17-C-0007, provided for maximum funding of $999,996 over two years. This program was funded by the Joint Program Executive Office - Chemical and Biological Defense (“CBD”) SBIR program. We received $999,996 in funding under this contract and no further funding remains under this contract. Our performance under this contract has been completed.

In May 2017, the Company was awarded a Congressionally Directed Medical Research Program (“CDMRP”) Phase I contract to improve delayed evacuation and prolonged field care for severe burn injury via novel hemoadsorptive and hydration therapies. This work is being funded by the USAMRAA under contract number W81WH-17-2-0013. This contract provides for maximum funding of $719,000 over four years. As of December 31, 2022, we received $719,000 and have no further funding remaining under this contract.

In September 2017, the Company was awarded a Phase II SBIR contract for its development program entitled “Investigation of a sorbent-based potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury”. The purpose of this contract is to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This work is being funded by the USAMRAA under contract W81XWH-17-C-0142 and provides for maximum funding of $999,871. As of December 31, 2022, we received $999,871 and no further funding remains under this contract.

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of December 31, 2022, we received approximately $2,386,000 in funding under this contract and have approximately $585,000 remaining under this contract. Under the terms of this contract, we must make a matching contribution equal to the funds awarded thereunder.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of December 31, 2022, we received approximately $2,396,000 funding under this contract and have approximately $564,000 remaining under this contract.

In June 2020, the Company was awarded a two-year Defense Health Agency Small Business Technology transfer (STTR) Phase III contract to advance its HemoDefend-BGA plasma and whole blood adsorber to human clinical trials. (award number W81XWH20C0050), provides for maximum funding of approximately $2,897,000 over a two-year period. As of December 31, 2022, we received approximately $2,472,000 funding under this contract and have approximately $425,000 remaining under this contract.

In July 2020, the Company was a three-year contract awarded by the Assistant Secretary of Defense for Health Affairs, endorsed by the Department of Defense office of the Congressionally Directed Medical Research Programs (CDMRP), as part of a Peer Reviewed Medical Research Program Technology/ Therapeutic Development Award to complete preclinical development of the HemoDefend™-BGA plasma and whole blood adsorber (award number W81XWH2010712). This award provides for maximum funding of approximately $4,422,000 over a three-year period. As of December 31, 2022, we received approximately $1,825,000 funding under this contract and have approximately $2,596,000 remaining under this contract.

In October 2020, the Company was awarded a two-year SBIR Sequential Phase II contract by the U.S. Army Medical Research Acquisition Activity (USAMRAA), to optimize development of the HemoDefend-BGA™ adsorber (award number W81XWH20C0087). This award provides for maximum funding of approximately $1,100,000 over a two-year period. As of December 31, 2022, we received approximately $840,000 funding under this contract and have approximately $260,000 remaining under this contract.

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine.” The USAMRAAA Phase II Sequential Award, for up to $1,499,987, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This award is being funded by the USAMRAAA under Contract No. W81XWH21C0045. As of December 31, 2022, we have received $871,000 funding under the contract and have approximately $629,000 remaining under the contract.

On May 9, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Demonstration of the Safety and Efficacy of Field-Ready Blood Group Antibody (BGA) Adsorber in the Porcine Universal Transfusion Model.” The Department of Defense (DoD) Defense Medical Research and Development Program (DMRDP) Joint Program Committee 6 (JPC-6) Combat Casualty Care Research Program (CCCRP) Battlefield Resuscitation for the Immediate Stabilization of Combat Casualties Award, for up to $1,977,024, was granted to the Company to validate the safety and efficacy of the BGA device in a preclinical study in pigs. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-1-0235. As of December 31, 2022, we have received $124,000 funding under the contract and have approximately $1,853,000 remaining under the contract.

On August 22, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Integrating Isoagglutinin Reduction for a Universal Dried Plasma Product for Battlefield and First Responder Use.” This three-year Phase III contract, which is valued at $4,292,641, is to be used to customize the design of the HemoDefend-BGA™ filter for sterile integration into collections systems for freeze-dried plasma processing to generate freeze-dried universal plasma. Without the need for blood typing, widespread availability of universal plasma could help save lives via faster emergency treatment in both civilian and military settings. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-C0046. As of December 31, 2022, we have received $35,000 funding under the contract and have approximately $4,257,000 remaining under the contract.

On August 29. 2022, the Company was granted a Phase I Small Business Innovation Research (SBIR) award entitled “Novel Extracorporeal Therapy for the Reversal of Septic Shock and Restoring Hemodynamic Stability” by the National Institute of General Medical Sciences (NIGMS), a division of the U.S. National Institutes of Health. This eight-month award, which is valued at $281,835, will allow CytoSorbents to test the ability of its novel and existing polymers to remove cytokines and lipopolysaccharide (LPS) endotoxin, a well-known potent and deadly trigger of sepsis and septic shock, from septic porcine plasma. As of December 31, 2022, we have received $29,000 funding under the contract and have approximately $253,000 remaining under the contract.

On December 1, 2022, the Company was granted a Phase I Small Business Innovation Research (SBIR) award by AFWERX, a United States Air Force program with the goal of fostering a culture of innovation within the service. This three-month award, which is valued at $74,955, will allow CytoSorbents to perform customer discovery within the Department of the Air Force (DAF) and to better understand DAF end-user needs and help define product requirements for our solution to prevent and treat certain infectious diseases that threaten warfighters. As of December 31, 2022, we have received $18,000 funding under the contract and have approximately $57,000 remaining under the contract.

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

Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which require that a clinical evaluation be conducted before a device receives approval for commercial distribution.

In the EU, medical devices that we manufacture are required to comply with the Medical Devices Directive 93/42/EC (“MDD”) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an EU-wide international symbol evidencing adherence to quality assurance standards and compliance with the MDD or other applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations, such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA. In Europe, our devices are classified as Class IIb, and conform to the MDD. As of May 27, 2021, devices that have not received CE Mark renewal under the MDD or where existing device or processes are substantially amended, certification would be required in accordance with the new European Union Medical Device Regulation (“MDR”). However, devices already certified under the MDD can continue to use the CE Mark under the MDD until the expiry of those MDD CE certificates and in August of 2019, we announced that CytoSorb received renewal of its EU CE Mark through May 2024.

In March 2011, we successfully completed our technical file review with our notified body and received approval to apply the CE Mark to the CytoSorb device as an extracorporeal cytokine adsorber. We also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. In February 2015, we extended the coverage of our ISO 13485 Certificate with the inclusion of Canadian Quality Systems requirements, however, Canada has replaced this earlier program with the Medical Device Single Audit Program (“MDSAP”) and the Company is now evaluating the requirements for this certification.

Since 2011, CytoSorbents has maintained a valid ISO13485 certificate. In July 2018, we successfully completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification, valid through 2019. Subsequent surveillance and recertification audits have been successfully completed to maintain the certification. In April 2022, we successfully completed an annual ISO 13485:2016 surveillance audit that encompassed both the Deer Park manufacturing site and the new manufacturing facility at 305 College Road East, Princeton, NJ.  In September 2022, we received ISO 13485 Certification of this new facility, clearing the way for full manufacturing of CytoSorb, DrugSorb-ATR, and ECOS-300C from this site.

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

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subject protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, changes to the device which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA.The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available, the second pathway is the 510(k) De Novo request. The de novo pathway is available for medium risk novel device technologies, including novel device changes, that have not been previously classified by FDA and for which there is no suitable predicate device. To obtain marketing authorization via the de novo pathway, the applicant must show that the subject device can be reclassified as Class I or Class II. The de novo request pathway typically requires additional testing data, which includes clinical data.

The third, more rigorous, process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices. A PMA submission is the most rigorous FDA premarket submission type for devices and includes data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Again, clinical trials are subject to extensive FDA regulation.

Following completion of clinical trials, an applicant will submit a PMA with the required data. Within 45 days after a PMA is received by the FDA, the agency will notify the applicant whether the application has been “filed” (a threshold determination that the application is sufficiently complete to begin an in-depth review), then a substantive review period begins on the date of filing. Although the stated regulatory timeframe for the FDA’s review of PMAs is 180 days, FDA does not meet this goal for all applications; review often takes at least one year and may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facilities to evaluate compliance with the FDA’s Quality System Regulation (“OSR”), which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance and good manufacturing practice procedures.

Following review of a PMA, the FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective for its intended purpose. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. Alternatively, the agency may issue an “approvable letter” or “not approvable letter” identifying deficiencies of varying degrees or issue an order denying approval. The PMA process is much more detailed, time-consuming, and expensive than the 510(k) process. Also, FDA may impose a variety of conditions on the approval of a PMA.

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

On April 10, 2020 the FDA granted CytoSorbents Emergency Use Authorization of CytoSorb to treat patients 18 years of age or older, with confirmed COVID-19 admitted to the ICU with confirmed or imminent respiratory failure. Per the FDA, “The Emergency Use Authorization (EUA) authority allows the FDA to help strengthen the nation’s public health protections against chemical, biological, radiological, and nuclear (CBRN) threats by facilitating the availability and use of medical countermeasures needed during public health emergencies. Under Section 564 of the Federal Food, Drug, and Cosmetic Act (the “Act”), the FDA commissioner may allow unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening disease or conditions caused by CBRN threat agents when there are no adequate, approved, and available alternatives.”

EUA is an authorization limited in scope and, subject to FDA discretion regarding EUA duration. Devices with EUA are neither formally cleared nor approved for the indication to treat patients with COVID-19 infection. Such devices are authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of the device under Section 564(b)(l) of the Act, 21 U.S.C § 360bbb-3(b)(1), unless the authorization is terminated or revoked sooner. The FDA can at its discretion cancel the EUA approval when there is no longer a threat to public health.

The placement of our devices in the U.S. market would be subject to regulation by the U.S. Department of Health and Human Services and comparable state agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care.

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

The process of obtaining clearance or approval to market products is costly and time-consuming in virtually all of the major markets in which we expect to sell products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the pre-clinical, clinical and regulatory costs of supporting those releases. No assurance can be given that any of our other medical devices will be approved on a timely basis, if at all, or that our CytoSorb® device will be approved for CE Mark labeling under the MDR in other potential medical applications or that it will be approved for cytokine adsorption in markets not covered by the CE Mark on a timely basis, or at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

Pertaining to our VetResQ™ device (offered for veterinary use only), in the U.S., the FDA does not require submission of a 510(k), PMA, or any other pre-market review application for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from some post-marketing reporting. FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives. The fourth quarter of 2012 was the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb is now available, and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. In 2021, we expanded direct sales to include all applications in Sweden, Denmark and Norway. As part of this effort, the Company established CytoSorbents Poland Sp. z.o.o. and in 2022 we established CytoSorbents France SAS as wholly-owned subsidiaries of CytoSorbents Europe GmbH. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2022, we achieved cumulative sales of CytoSorb of approximately $181.7 million. During this time period, the CytoSorb device represented substantially all of our product sales.

We are approved to sell CytoSorb in all 27 countries in the EU, including Germany, Italy, France and Spain as well as the United Kingdom, and currently have either direct sales or distributors or strategic partnerships in more than 75 countries worldwide.

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

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and distribute CytoSorb. These partners include Biocon Biologics Limited, Fresenius Medical Care AG, B. Braun Avitum AG, Aferetica s.r.l. and Terumo Cardiovascular Group. In August 2022, we expanded our partnership with Fresenius Medical Care to a global marketing collaboration. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in item 1 of this report.

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from government agencies in the United States.

During the years ended 2022, 2021 and 2020, no agency, distributor or direct customer represented more than 10 percent of the Company’s total revenue.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of March 9, 2023, our patent portfolio includes 18 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2023 and 2038 absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Product		Patent	Patent	Patent
Group	Description/Indications	Term	Expiration	Type
CytoSorb	Hemocompatible Polymer Systems and Related Devices	20 Years	7/6/2023	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Method of Treating Inflammation	20 Years	3/31/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/30/2031	Standard
CytoSorb	Polymer Modification	20 Years	12/31/2031	Standard
CytoSorb	Method of Removal of Impurities from Whole Blood	20 Years	1/6/2032	Standard
CytoSorb	Use of Polymeric Sorbent Polymers	20 Years	8/10/2032	Standard
CytoSorb	Hemocompatible Modifiers	20 Years	3/31/2034	Standard
CytoSorb	Method of Treating Acute Radiation Syndrome	20 Years	10/22/2035	Standard
CytoSorb	Use of Gastrointestinally Administered Porous Sorbent Polymers	20 Years	10/22/2035	Standard
CytoSorb	Hemocompatible Porous Beads	20 Years	10/21/2036	Standard
CytoSorb	Removal of Endotoxemia	20 Years	5/17/2037	Standard
CytoSorb	Method of Removing Toxins From Blood	20 Years	7/30/2038	Standard

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

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $384,000 for the year ended December 31, 2022.

Employees

As of March 7, 2023, we had 198 full-time and part-time employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.       Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and expect to incur substantial future losses.

We have experienced substantial operating losses since inception. As of December 31, 2022, we had an accumulated deficit of approximately $253,998,000, which included net losses of approximately $32,813,000, $24,559,000 and $7,837,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We may require additional capital in the future to fund our operations.

As of December 31, 2022, we had current assets of approximately $33.8 million, including cash, cash equivalents and restricted cash on hand of approximately $23.8 million and current liabilities of approximately $9.7 million. For year ended December 31, 2022, our cash burn, which we define as the total of cash used in operating and investing activities from our statement of cash flows, was approximately $35 million, which included approximately $6.3 million of capital spending and improvements related to our new manufacturing facility and corporate headquarters. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

We are currently adequately capitalized but will require additional financing in the future in order to complete additional clinical studies and to support the commercialization of our proposed products. There can be no assurance that we will be successful in our capital raising efforts. The amount of long-term capital needed is expected to depend on many factors, including but not limited to:

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

We have an effective shelf registration statement dated July 14, 2021 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. All of this amount is available as we have not utilized the existing shelf. All of the $25 million of our total shelf amount allocated to our ATM facility was available as of December 31, 2022.

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

On December 30, 2021, we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”). Pursuant to the Sale Agreement we may offer to sell, from time to time, shares of our common stock, up to a maximum of $25,000,000. There were no sales pursuant to the Sale Agreement during the year ended December 31, 2022.

On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed until December 31, 2022. On December 27, 2022, the Company drew down the first $5 million tranche of the Term C loans available under the terms of the Fourth Amendment.

On December 28, 2022 (the “Fifth Amendment Date”), the Company entered into the Fifth Amendment of its Amended Loan and Security Agreement with Bridge Bank. The Fifth Amendment extends the draw period under the Fourth Amendment to the earlier of (i) March 1, 2023 and (ii) the occurrence of an Event of Default. On March 9, 2023, the Company entered into the Sixth Amendment of its Amended Loan and Security Agreement. The Sixth Amendment further extends the draw period to March 24, 2023.

Despite the foregoing, we will require additional financing in the future. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

The outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our global supply chain, our ability to obtain raw materials, the manufacturing of and short-term demand for our lead product, CytoSorb, the commercialization of CytoSorb, our research and development activities, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to DrugSorb-ATR and our product candidates. The evolving COVID-19 pandemic has impacted and is likely to continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. There may be new or further delays in patient enrollment in the PROCYSS and the STAR clinical trials. For example, in April 2021 we stopped the TISORB single arm study due to continued delays and poor enrollment caused by the COVID-19 pandemic in the U.K., in favor of redirecting those resources to the U.S. STAR-T randomized, controlled trial and in November 2022, we temporarily paused the STAR-D trial for business reasons. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed research and development activities that were temporarily suspended as a result of the COVID-19 pandemic, however we have experienced, and may continue to experience, challenges in hiring necessary staff members to conduct our research and development activities, including technical staff. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during and following the COVID-19 outbreak and such volatility may continue. Macro factors have impacted, and may continue to negatively impact, our critical care and cardiac surgery markets, including in certain geographies such as Germany. For example, widespread staffing shortages, decreased availability of hospital beds, fewer patients, increased hospital restrictions resulting in decreased access of our sales representatives to hospitals and fewer sales meetings with physicians resulted in lower-than-expected sales of CytoSorb during the years ended December 31, 2022 and 2021, respectively, and may contribute to lower-than-expected sales of CytoSorb in the future. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The Company estimated that approximately $0.3 million and $6.3 million of its 2022 and 2021 product sales, respectively, were related to the treatment of COVID-19 patients. As the pandemic continues to ease and the amount of our revenues attributable to the treatment of COVID-19 is reduced, it is uncertain whether the Company will be able to replace some or all of this revenue in the future.

Our operating results are subject to seasonal fluctuation.

Our total revenue and product sales are subject to seasonal fluctuation. Our sales seasonality is affected by a number of factors, including but not limited to, hospital budgets and buying patterns, customer, employee and healthcare worker vacation schedules, religious, national, and state holidays, scientific and medical conference schedules, seasonal illnesses such as influenza, seasonal or weather-related differences in hospital admissions and the timing of insurance benefits, among others. Our normal seasonality cycle has also been impacted by the COVID-19 pandemic and related events, making it more difficult to predict and determine a more consistent seasonality trend. See “A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.” As a result, seasonality has had, and we expect it to continue to have, an impact on our results of operations.

Although historically we have been a research and development company, we are in the process of commercializing our products. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities and have generated limited revenues to date. With the launch of our CytoSorb product in the EU and elsewhere, there can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in balancing development, which include unanticipated problems relating to testing, product registration, product labeling, regulatory compliance and manufacturing, with commercialization, which includes problems with market adoption, reimbursement, marketing problems and additional costs. Our products and product candidates will require significant additional research and testing, and we will need to overcome significant regulatory burdens prior to commercialization in other countries, such as the U.S., and for ongoing compliance for our CE Mark. Although we believe we are currently adequately capitalized, we will need to raise additional funds to complete additional clinical studies and obtain regulatory approvals in other countries before we can begin selling our products in markets not covered by our CE Mark. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any products, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

As of March 7, 2023, we had 198 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements had an initial term of three years and were retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. The employment agreements for the Named Executive Officers above have automatically renewed for another year term. On September 30, 2022, Ms. Bloch notified the Company of her intention to retire effective March 31, 2023. A search has been initiated for Ms. Bloch’s replacement. Ms. Bloch and the Company expect to enter into a consulting arrangement under which Ms. Bloch will continue to provide services to the Company in a limited capacity following the effective date of her retirement. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. Additionally, the increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace departing employees at our manufacturing and other facilities and we may experience increased turnover rates. U.S. labor market conditions are currently challenging and labor shortages have been exacerbated during and following the COVID-19 pandemic. These conditions are expected to persist into 2023 and may lead to higher labor costs. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are scheduled to expire between 2023 and 2038. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Our existing patents are scheduled to expire between 2023 and 2038. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

Our products are subject to international regulation as medical devices under the Medical Devices Directive and, once our CE Mark under MDD expires in May 2024 will be subject to the new European Union Medical Device Regulation (“MDR”). In Europe, which we expect to provide the initial market for our products, the notified body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the notified body under these laws. Current international regulations classify our CytoSorb device as a Class IIb device. Even though we have received CE mark certification of the CytoSorb device, there can be no assurance that we will be able to continue to comply with the required annual auditing requirements or other international regulatory requirements that may be applicable. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data will be required to establish reimbursement.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and medical devices to be reviewed and/or approved by necessary government agencies as well as affect whether we receive timely payment of amounts awarded to us under grants and contracts with government agencies which would adversely affect our business. For example, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Weakness in the global economy, and in particular in the United States and Europe, could negatively impact our revenue and operating results.

The United States and Europe and other economies may suffer from uncertainty, volatility, disruption, and other adverse conditions, such as inflation or the rising cost of energy, and these conditions have adversely impacted and may continue to adversely impact the business community and the financial markets. Adverse economic and financial market conditions may negatively affect our markets, thereby negatively impacting our revenue and operating results. As a result, if economic and financial market conditions weaken or deteriorate, then our revenue and operating results, including our ability to grow and expand our business and operations, could be materially and adversely affected.

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

For the year ended December 31, 2022, we derived a majority of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. We cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

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

Involvement in a war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on healthcare technology, (iii) our inability to effectively market and distribute our products globally (iv) our inability to timely engage with and collect payment from our customers or (v) our inability to access capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. CytoSorb is currently distributed in Russia. While the existing sanctions do not currently prohibit the distribution of CytoSorb in Russia, additional sanctions may be imposed in the future that could prevent us from selling CytoSorb in this or other affected regions. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism or the involvement in a war or other military actions by the United States and/or the countries in which we sell or distribute our products, including Russia, will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Our common stock closed as high as $4.23 and as low as $1.03 per share between January 1, 2022 and December 31, 2022 on Nasdaq. On March 7, 2023, the closing price of our common stock, as reported on Nasdaq, was $3.80. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2022, two shareholders hold 10.4% of our shares and our directors and officers hold 6.7% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 56,364,000 shares remain available for issuance as of December 31, 2022 and may be issued by us without stockholder approval.

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

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties.

We currently operate one facility in Princeton, New Jersey and two facilities in Berlin, Germany as follows:

1.	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of February 2023, our monthly rent payment is approximately $114,000.
2.	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031.
3.	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

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

Approximate Number of Equity Security Holders

As of February 13, 2023, there were approximately 11,200 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2022.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2022 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6.          [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2022, 2021 and 2020 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated a pivotal randomized, controlled clinical trial in the U.S. and Canada, called the STAR-T trial, evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA and Health Canada marketing approval.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 195,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. CytoSorb was also granted a second FDA Breakthrough Device designation for the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery.

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

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

●	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.

●	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that is being evaluated in the U.S. STAR-T and future STAR-D pivotal randomized, controlled trials to reduce the level of antithrombotic drugs, ticagrelor, apixaban and rivaroxaban to reduce bleeding complications in patients undergoing cardiothoracic surgery while on these drugs.
●	ECOS-300CY — an adsorption cartridge approved in the E.U. for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of maintaining or improving solid organ function prior to transplant. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.
●	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
●	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
●	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
●	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
●	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.
●	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
●	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
●	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

We have been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency, or DARPA, the U.S. Army, the U.S. Air Force, U.S. Special Operations Command, and others.

Results of Operations

Comparison of the year ended December 31, 2022 and 2021

Revenues:

For the year ended December 31, 2022, we generated total revenue, which includes product revenue and grant income, of approximately $34,689,000 as compared to revenues of approximately $43,166,000 for the year ended December 31, 2021, a decrease of approximately $8,477,000, or 20%. Revenue from product sales was approximately $29,360,000 for the year ended December 31, 2022, as compared to approximately $40,109,000 in the year ended December 31, 2021, a decrease of approximately $10,749,000 or 27%. Direct sales decreased by approximately $8,983,000 and distributor sales decreased by approximately $1,766,000 during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Sales to hospitals in the United States under the EUA granted by the FDA amounted to approximately $300,000 for the year ended December 31, 2022, as compared to approximately $1,690,000 in 2021. Though difficult to quantify, we estimate that approximately $300,000 and approximately $6,300,000 of total product sales during the years ended December 31, 2022 and 2021 was due to the demand for CytoSorb to treat COVID-19 patients. In addition, as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar, 2022 product sales were negatively impacted by approximately $3,127,000. For the year ended December 31, 2022, the average exchange rate of the Euro to the U.S. dollar was $1.05 as compared to an average exchange rate of $1.18 for the year ended December 31, 2021.

Grant income was approximately $5,329,000 for the year ended December 31, 2022 as compared to approximately $3,057,000 for the year ended December 31, 2021, an increase of approximately $2,272,000, or 74%. During the year ended December 31, 2021, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb. In 2022, research and development employees were assigned primarily to grant related activities.

Cost of Revenue:

For the years ended December 31, 2022 and 2021, cost of revenue was approximately $13,956,000 and $11,047,000, respectively, an increase of approximately $2,909,000. This increase was due to an increase in grant cost of revenue of approximately $2,210,000 due to the increase in billable hours charged to our grant related projects. Product cost of revenues increased approximately $698,000 during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to an equipment failure of a refrigeration unit at our new manufacturing facility that caused a net write-off (after insurance proceeds) of approximately $300,000 of work-in-process inventory (see Note 2 to the financial statements) and inefficiencies associated with lower production due to a decrease in production volume and inefficiencies associated with relocating our production activities to the new facility. Product gross margins were approximately 70% for the year ended December 31, 2022 and approximately 80% for the year ended December 31, 2021.

Gross Profit:

Gross profit was approximately $20,733,000 for the year ended December 31, 2022, a decrease of approximately $11,385,000 or 35%, versus gross profit of $32,118,000 in 2021. This decrease is attributed to lower sales, the inventory write-off related to an equipment failure and inefficiencies associated with the process of relocating our production activities to the new facility as discussed above.

Research and Development Expenses:

Our research and development costs were approximately $15,119,000 and $16,381,000 for the years ended December 31, 2022 and 2021, respectively, a decrease of approximately $1,262,000, or 8%. This decrease was due to a decrease in clinical trial related costs of approximately $2,448,000, due primarily to the temporary pause of our STAR-D clinical trial in the U.S. and the discontinuation of the Hep-On-Fire clinical trial in Germany, a decrease in rent expense to research and development of approximately $685,000 related to our new facility and a decrease in non-grant related research and development costs of approximately $187,000. These decreases were offset by an increase in salaries related to our clinical trial activities of approximately $1,694,000 due to the hiring of additional clinical expertise and an increase in other research and development labor costs of approximately $364,000 related to the hiring of additional scientific expertise.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $2,848,000 and $2,732,000 for the years ended December 31, 2022 and 2021, respectively, an increase of approximately $116,000, or 4%. This increase was due to an increase in legal fees of approximately $685,000 due to the abandonment of certain issued patents and patent applications and an increase in accounting fees of approximately $169,000. These increases were offset by a decrease in consulting fees of approximately $396,000 and a decrease in hiring fees of approximately $342,000.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were approximately $34,288,000 and $35,750,000 for the years ended December 31, 2022 and 2021, respectively, a decrease of approximately $1,462,000, or 4%. This decrease was due to a decrease of salary and commission costs of approximately $594,000 due to a reduction in commissions due to lower sales, a decrease in royalty expense of approximately $915,000 due to lower sales, a decrease in non-cash restricted stock expense of approximately $1,771,000 related to restricted stock units granted to the Company’s executive officers, a decrease in non-cash stock compensation expense of approximately $597,000 and a decrease in other general and administrative expenses of approximately $324,000. These decreases were offset by an increase sales and marketing costs, which include advertising and conference attendance, of approximately $797,000, an increase in travel and entertainment costs of approximately $530,000 and an increase in occupancy costs of approximately $1,412,000 related to the rent expense on our new manufacturing facility.

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2022, the loss on foreign currency transactions was approximately $2,449,000, as compared to a loss on foreign currency transactions of approximately $2,578,000 for the year ended December 31, 2021. The 2022 loss is directly related to the decrease of the exchange rate of the Euro as of December 31, 2022 as compared to December 31, 2021. The exchange rate of the Euro to the U.S. dollar was $1.07 per Euro at December 31, 2022 as compared to $1.14 per Euro at December 31, 2021. The 2021 loss is directly related to the decrease in the exchange rate of the Euro as of December 31, 2021, as compared to December 31, 2020. The exchange rate of the Euro to the U.S. dollar was $1.14 per Euro at December 31, 2021 as compared to $1.22 per Euro at December 31, 2020.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $1,093,000 and $736,000 for the years ended December 31, 2022 and 2021, respectively. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

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

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the private and public placement of our debt and equity securities. At December 31, 2022, we had current assets of approximately $33,760,000 including cash, cash equivalents and restricted cash on hand of approximately $23,832,000 and had current liabilities of approximately $9,715,000. All of the $25 million of our total shelf amount allocated to our ATM facility was available as of December 31, 2022. On December 27, 2022, we drew down the first $5 million tranche of the Term C loans available under the terms of our Amended Loan and Security Agreement with Bridge Bank (see below). Also, we expect to receive approximately $1,093,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey in the first half of 2023.

As of December 31, 2022, cash, cash equivalents and restricted cash were $23.8 million compared to $53.8 million as of December 31, 2021. After taking into account the $5 million related to our debt drawdown, our 2022 cash burn was approximately $35.0 million. This cash burn was due to lower-than-expected sales volumes, product gross margins that were lower due to decreased production volumes, and operating efficiencies associated with the move to our new manufacturing facility, capital expenditures of approximately $6.3 million related to our new facility and other factors (e.g. a delay in realizing savings from cost cutting due to notice periods and labor laws in Europe). A reduction in product gross margins from 80% in 2021 to 70% in 2022, unfavorably impacted our cash burn by approximately $2.9 million. We expect product gross margins to return to previous levels as we transition production fully to the new facility by the end of this year, end the lease at our Deer Park Drive facility, and begin to capture anticipated manufacturing efficiencies driven by expected improvement in market conditions and increased product demand.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. clinical program. while driving cost-cutting throughout our Company. At the beginning of Q2 2022, we began instituting tighter cost controls and have reduced our headcount (including full and part-time employees and consultants) internationally by 10%, with the goal of reducing our cash burn. In addition, we have shifted our R&D headcount to funded grant programs, where we have an $11.5 million backlog as of December 31, 2022. Some of our costs savings of our headcount reduction are not yet visible in our results due to notice periods and labor laws in Europe but will be reflected in our 2023 operating budget. Meanwhile, we are working diligently to prioritize activities that we believe have a near-term return on investment and advance our strategic priorities, which cutting non-core or non-essential activities and spend. Our goal is, through a combination of driving an increase in sales and gross margin, and cutting costs, to significantly reduce our cash burn and to extend our operating runway with the resources we have.

Based upon the foregoing, we believe that we have sufficient cash to fund the Company’s operations beyond twelve months from the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Loan and Security Agreement

The Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), are parties to that certain Loan and Security Agreement (“Original Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), which was most recently amended on January 19, 2022 (the “Fourth Amendment Date”) under that certain Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Amendment” and the Original Agreement, as so amended, the “Loan Agreement”). Under the Loan Agreement, the Bank has agreed to loan a tranche of term loans in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Loan Agreement) (the “Term C Loan”). On December 27, 2022, the Company drew down the first $5 million tranche of the Term C loans available under the terms of the Fourth Amendment. On December 28, 2022 (the “Fifth Amendment Date”), the Company entered into the Fifth Amendment of its Amended Loan and Security Agreement with Bridge Bank. The Fifth Amendment extends the draw period under the Fourth Amendment to the earlier of (i) March 1, 2023 and (ii) the occurrence of an Event of Default. On March 9, 2023, the Company entered into the Sixth Amendment of its Amended Loan and Security Agreement. The Sixth Amendment further extends the draw period to March 24, 2023. For further discussion regarding the Loan Agreement and the Term C Loan, please see Note 7 – Long Term Debt to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Grant Revenue: Revenue from grant income is based on contractual agreements with various agencies of the United States government. Certain agreements provide for reimbursement of costs, other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Amounts invoiced in excess of costs actually incurred on fixed price contracts are classified as deferred revenue and are included in accrued expenses and other current liabilities in the consolidated balance sheet. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

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

Lease Commitments

We currently operate our leased facility in Princeton, New Jersey and two leased facilities in Berlin, Germany as follows:

●	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of February 2023, our monthly base rent is approximately $114,000.
●	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031.
●	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

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

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Registered Public Accounting Firm

WithumSmith+Brown, PC, the independent registered public accounting firm that audited the financial statements of included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. This report is included with the financial statements included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

None.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10.          Directors, Executive Officers and Control Persons.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

To the extent required, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11.          Executive Compensation.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

Item 14.          Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on June 6, 2023, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)          Financial Statements and Schedules:

1.      Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are included herein:

2.      Financial Statement Schedules

Not applicable.

3.      List of Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated June 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019).

3.2	Amended and Restated Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2021).

4.1*	Description of Capital Stock of CytoSorbents Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2022).

10.1+

Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Phillip P. Chan (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.2+

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

10.10

Royalty Agreement between Guillermina Vega Montiel and the Registrant dated as of August 11, 2003 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.11*	Assignment and Assumption of Certain Royalty Rights, dated as of November 22, 2022, by and among Robert Shipley Living Trust, ROKK, LLC, and CytoSorbents Medical, Inc.

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

10.17

Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 26, 2019).

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

10.20

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 4, 2020, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020).

10.21

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.22

Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of December 28, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2022).

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

10.28

Marketing Agreement, dated as of August 1, 2022, by and between CytoSorbents Corporation and Fresenius Medical Care Deutschland GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.29

Lease, dated as of March 26, 2021, by and between 300 CR LLC and CytoSorbents Medical, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2021).

10.30*	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 8, 2023, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank.

21.1*	List of Subsidiaries.

23.1*	Consent of WithumSmith+Brown, PC.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (v) Notes to the Consolidated Financial Statements.

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

Item 16.          Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2023.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	March 9, 2023
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 9, 2023
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Al Kraus	Chairman of the Board	March 9, 2023
Al Kraus

/s/ Alan D. Sobel	Director	March 9, 2023
Alan D. Sobel

/s/ Edward R. Jones	Director	March 9, 2023
Edward R. Jones

/s/Michael G. Bator	Director	March 9, 2023
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2022.

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

March 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders,

Cytosorbents Corporation:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cytosorbents Corporation (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Stock Based Compensation

Description of the Matter

As discussed in Notes 2 and 11 of the consolidated financial statements, the Company grants stock-based awards including stock options, restricted stock units and performance-based stock awards to their employees, board of directors, and consultants as compensation for their service. The Company recorded approximately $3,424,000 of stock-based compensation expense during the year ended December 31, 2022. Certain awards include performance conditions that only vest if those conditions are met, and the quantity of awards received can range based on the level of performance achieved. In 2022, the Company granted 2,528,800 of such awards and recorded stock-based compensation expense related to these performance awards of approximately $180,440.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the subjectivity of assumptions used to value stock-based awards and the frequent use of performance-based vesting conditions. In particular, judgment was required to evaluate the nature of the annual performance conditions, as well as to assess the satisfaction of the performance targets.

How we Addressed the Matter in our Audit

Addressing the matter involved obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s process for determining stock-based compensation expense, including testing management’s review controls over the underlying calculations, the significant assumptions used in valuing certain awards, identification of the terms of the performance conditions and the key inputs used in determining the outcome of each performance condition. We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards.  We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. Additionally, we tested the related valuation report on volatility prepared by the Company’s specialists by involving our internal valuation specialists to assess the valuation methodologies and assumptions used. We determined whether performance targets were satisfied in accordance with the contractual conditions through review of source documents, press releases, and board minutes and recalculated grant date fair value by multiplying the awarded quantity of awards by the grant price. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 2 and 11 in relation to this matter.

We have served as the Company’s auditor since 2004.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey

March 9, 2023

PCAOB ID Number 100

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$22,144,567	$52,137,707
Grants and accounts receivable, net of allowance for doubtful accounts of $76,041 and $60,539 at December 31, 2022 and 2021, respectively	5,664,941	4,523,430
Inventories	3,461,586	4,766,098
Prepaid expenses and other current assets	2,488,597	2,871,655
Total current assets	33,759,691	64,298,890

Property and equipment - net	10,743,032	5,150,886
Restricted cash	1,687,459	1,687,459
Right-of-use asset	12,603,901	13,423,472
Other assets	4,437,447	4,958,575
Total Assets	$63,231,530	$89,519,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,655,173	$2,805,235
Accrued expenses and other current liabilities	7,950,440	10,314,341
Lease liability – current portion	108,939	570,566
Total current liabilities	9,714,552	13,690,142
Lease liability, net of current portion	13,142,005	13,250,943
Long-term debt	5,000,000	—
Total Liabilities	27,856,557	26,941,085

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 43,635,715 and 43,478,487 shares issued and outstanding at December 31, 2022 and 2021, respectively	43,635	43,478
Additional paid-in capital	287,000,021	283,194,429
Accumulated other comprehensive income	2,329,195	525,585
Accumulated deficit	(253,997,878)	(221,185,295)
Total stockholders’ equity	35,374,973	62,578,197
Total Liabilities and Stockholders’ Equity	$63,231,530	$89,519,282

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenue:
CytoSorb sales	$28,572,709	$39,996,700	$39,342,102
Other sales	787,201	111,867	110,400
Total product sales	29,359,910	40,108,567	39,452,502
Grant income	5,328,899	3,056,960	1,552,099
Total revenue	34,688,809	43,165,527	41,004,601
Cost of revenue	13,955,752	11,047,350	11,052,409
Gross profit	20,733,057	32,118,177	29,952,192
Operating expenses:
Research and development	15,118,907	16,380,930	8,810,561
Legal, financial and other consulting	2,847,899	2,731,515	3,048,242
Selling, general and administrative	34,288,130	35,750,477	28,463,723
Total operating expenses	52,254,936	54,862,922	40,322,526
Loss from operations	(31,521,879)	(22,744,745)	(10,370,334)
Other income (expense):
Interest (expense), net	132,597	28,007	(1,201,067)
Gain (loss) on foreign currency transactions	(2,448,583)	(2,577,913)	2,607,139
Miscellaneous expense	(67,303)	—	—
Total other income (expense), net	(2,383,289)	(2,549,906)	1,406,072

Loss before benefit from income taxes	(33,905,168)	(25,294,651)	(8,964,262)

Benefit from income taxes	1,092,585	736,003	1,127,074

Net loss attributable to common stockholders	$(32,812,583)	$(24,558,648)	$(7,837,188)

Basic and diluted net loss per common share	$(0.75)	$(0.57)	$(0.20)

Weighted average number of shares of common stock outstanding	43,573,215	43,359,186	38,818,990

Comprehensive loss:
Net loss	$(32,812,583)	$(24,558,648)	$(7,837,188)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,803,610	2,259,663	(2,260,056)
Comprehensive loss	$(31,008,973)	$(22,298,985)	$(10,097,244)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	32,616,107	$32,616	$191,648,907	$525,978	$(188,789,459)	$3,418,042
Stock-based compensation - employees, consultants and directors	—	—	3,513,671	—	—	3,513,671
Issuance of common stock - offerings, net of fees incurred	10,163,256	10,162	80,203,846	—	—	80,214,008
Issuance of restricted stock options	87,728	88	657,692	—	—	657,780
Proceeds from exercise of stock options	341,507	342	1,508,980	—	—	1,509,322
Cashless exercise of stock options	13,401	14	(14)	—	—	—
Other comprehensive income, foreign currency translation adjustment	—	—	—	(2,260,056)	—	(2,260,056)
Net loss	—	—	—	—	(7,837,188)	(7,837,188)
Balance at December 31, 2020	43,221,999	43,222	277,533,082	(1,734,078)	(196,626,647)	79,215,579
Stock-based compensation - employees, consultants and directors	—	—	4,020,819	—	—	4,020,819
Issuance of common stock - offerings, net of fees incurred	—	—	(90,000)	—	—	(90,000)
Issuance of restricted stock options	106,662	107	928,310	—	—	928,417
Proceeds from exercise of stock options	139,102	139	805,060	—	—	805,199
Cashless exercise of stock options	10,724	10	(2,842)	—	—	(2,832)
Other comprehensive income, foreign currency translation adjustment	—	—	—	2,259,663	—	2,259,663
Net loss	—	—	—	—	(24,558,648)	(24,558,648)
Balance at December 31, 2021	43,478,487	43,478	283,194,429	525,585	(221,185,295)	62,578,197
Stock-based compensation - employees, consultants and directors	—	—	3,423,517	—	—	3,423,517
Legal/audit fees related to ATM offering	—	—	(40,358)	—	—	(40,358)
Issuance of restricted stock options	144,728	145	379,946	—	—	380,091
Other comprehensive loss, foreign currency translation adjustment	—	—	—	1,803,610	—	1,803,610
Stock issued to vendor in lieu of cash payment	12,500	12	42,487	—	—	42,499
Net loss	—	—	—	—	(32,812,583)	(32,812,583)
Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(32,812,583)	$(24,558,648)	$(7,837,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	376,574	2,183,317	1,193,949
Depreciation and amortization	882,621	731,578	660,788
Amortization of right-of-use asset	249,008	398,035	—
Bad debt expense (recovery)	(8,354)	(512)	(102,310)
Loss on disposal of fixed assets	132,303	—	—
Impairment of patents	635,606	—	—
Foreign currency transaction (gains) losses	2,448,583	2,577,913	(2,607,139)
Stock-based compensation	3,423,517	4,020,819	3,513,671
Amortization of loan acquisition costs	—	—	322,812
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,288,422)	420,578	(326,860)
Inventories	945,352	(2,350,547)	(461,512)
Prepaid expenses and other current assets	(22,187)	280,915	(1,076,849)
Other assets	52,678	(135,857)	—
Accounts payable and accrued expenses	(3,248,978)	2,426,810	1,107,352
Net cash used in operating activities	(28,234,282)	(14,005,599)	(5,613,286)

Cash flows from investing activities:
Purchases of property and equipment	(6,087,365)	(3,641,248)	(708,395)
Patent costs	(368,211)	(640,013)	(967,823)
Net cash used in investing activities	(6,455,576)	(4,281,261)	(1,676,218)

Cash flows from financing activities:
Proceeds from long-term debt	5,000,000	—	1,410,900
Repayment of long-term debt	—	—	(16,410,900)
Final fee on long-term debt	—	—	(375,000)
Payment of loan acquisition costs	—	—	—
Equity contributions - net of fees incurred	(40,358)	(90,000)	80,214,008
Proceeds from exercise of stock options	—	805,199	1,509,322
Proceeds from exercise of warrants	—	—	—
Net cash provided by financing activities	4,959,642	715,199	66,348,330
Effect of exchange rates on cash	(262,924)	(24,774)	130,357
Net change in cash, cash equivalents and restricted cash	(29,993,140)	(17,596,435)	59,189,183

Cash, cash equivalents and restricted cash at beginning of year	53,825,166	71,421,601	12,232,418
Cash, cash equivalents and restricted cash at end of year	$23,832,026	$53,825,166	$71,421,601

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$1,127,647

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to vendor in lieu of cash payment	$42,499	—	—
Capital expenditures included in accounts payable	$359,965	—	—
Settlement of accrued bonuses with restricted stock units	$380,091	$928,417	$657,780

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2022

1. BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents Medical Inc., its wholly owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly owned European subsidiary (the “European Subsidiary”). In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited, and CytoSorbents France SAS, the wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, a wholly owned subsidiary of CytoSorbents Medical, Inc. These entities are collectively referred to as the “Company”.

In years prior to December 31, 2020, the Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company’s cash, cash equivalents and restricted cash balances were approximately $23.8 million, which the Company expects will fund the Company’s operations beyond twelve months from the issuance of these consolidated financial statements. As a result, the Company has determined that the going concern risk has been substantially mitigated.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly owned subsidiary of CytoSorbents Medical, Inc., which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. In October 2022, the Company formed CytoSorbents France SAS to provide marketing and direct sales services in France. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011 and is currently being marketed and distributed in more than 75 countries around the world, as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure, and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. Certain initial activities have been completed with the formal launch of this program expected to occur sometime in 2023.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology, which is protected by 18 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2023 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

Stock Market Listing

On December 17, 2014 the Company’s common stock was approved for listing on The Nasdaq Capital Market (“Nasdaq”), and it began trading on Nasdaq on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited and CytoSorbents France SAS, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, a wholly owned subsidiary of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(2,448,000), $(2,578,000) and $2,607,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts shown in the consolidated balance sheets and consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$22,144,567	$52,137,707
Restricted cash	1,687,459	1,687,459
Total cash, cash equivalents and restricted cash	$23,832,026	$53,825,166

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

Grants and Accounts Receivable

Grants receivable represent amounts due from U.S. government agencies and are included in grants and accounts Receivable in the accompanying consolidated balance sheets.

Accounts receivable are unsecured, non-interest-bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of customers’ financial condition. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are reserved in the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2022 and 2021, the Company’s inventory was comprised of finished goods, which amounted to $1,567,871 and $3,084,606, respectively, work in process which amounted to $1,280,368 and $1,322,736, respectively, and raw materials which amounted to $613,347 and $358,756, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use.

In September 2022, the Company experienced an equipment failure of a refrigeration unit at its new College Road manufacturing facility. This equipment stored various items of work-in-process inventory. The Company determined all the items that were stored in this unit were required to be scrapped. The value of this inventory was approximately $599,000. Accordingly, this inventory was written off and was included in cost of goods sold at the time of the loss in September 2022. The Company filed a claim with its insurance carrier related to this loss. In December 2022, the claim was approved in the amount of approximately $299,000 and, accordingly, has been recorded as a reduction to cost of goods sold in the accompanying consolidated statement of operations and comprehensive loss.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the year ended December 31, 2022, the Company wrote-off patent costs of approximately $636,000 related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions, the abandonment of certain patent defense costs that are no longer being pursued and the abandonment of certain pending patent application costs in the ordinary course of business.

Revenue Recognition

Product Sales: Revenues from sales of products to both direct and distributor/strategic partner customers are recognized at the time when control passes to the customer, in accordance with the terms of their respective contracts. Recognition of revenue occurs as each performance obligation is completed.

Grant Revenue: Revenue from grant income is based on contractual agreements with various agencies of the U.S. government. Certain agreements provide for reimbursement of costs, other agreements provide for reimbursement of costs and an overhead margin and certain agreements are performance based, where revenue is earned based upon the achievement of milestones outlined in the contract. Revenues are recognized when the associated performance obligation is fulfilled. Costs are recorded as incurred. Amounts invoiced in excess of costs actually incurred on fixed price contracts are classified as deferred revenue and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Costs subject to reimbursement by these grants have been reflected as costs of revenue.

Research and Development

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $582,000, $615,000 and $285,000 in 2022, 2021 and 2020, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by accounting standards for accounting for income taxes. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Under Section 382 of the Internal Revenue Code, the net operating losses generated prior to the previously completed reverse merger may be limited due to the change in ownership. Additionally, net operating losses generated subsequent to the reverse merger may be limited in the event of changes in ownership. In 2017, the Tax Cuts and Jobs Act reduced the U.S. federal corporate tax rate from 35% to 21%. See Note 9 for the impact of the tax rate change on deferred tax assets and liabilities.

The Company follows the accounting standards associated with uncertain tax provisions. The Company had no unrecognized tax benefits as of December 31, 2022 or 2021. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards and Research and Development credits to an industrial company.

CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents UK Limited, CytoSorbents Medical UK Limited and CytoSorbents France file an annual corporate tax return, a VAT return and a trade tax return in Germany, Switzerland, Poland, France and the United Kingdom, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The valuation of options granted, allowance for doubtful accounts and recoverability of patents are significant estimates in these consolidated financial statements.

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

As of December 31, 2022, two distributors accounted for approximately 27% of outstanding grants and accounts receivables. As of December 31, 2021, one distributor accounted for approximately 12% of outstanding grants and accounts receivables. For the years ended December 31, 2022, 2021 and 2020, no agency, distributor/strategic partners or direct customer represented more than 10% of the Company’s total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $297,000, $276,000 and $560,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Effect of Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update No. 2021-10 entitled, “Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance” (the “ASU”). This ASU will require enhanced disclosures related to the Company’s contracts with the U.S. government. The ASU is effective for annual periods beginning after December 15, 2021. The Company implemented the provisions of this ASU during 2022.

In June 2016, the FASB, issued ASU No. 2016-13 entitled, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU provides guidance on the calculation of credit losses, which includes the allowance for doubtful accounts on trade accounts receivable. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2022. The Company is evaluating the impact of the updated guidance but does not believe that this will have a significant impact on its financial statements.

3. REVENUE:

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$787,201	$181,750	$—	$968,951
Germany	12,566,437	—	—	12,566,437
All other countries	4,705,580	11,118,942	—	15,824,522
Total product revenue	18,059,218	11,300,692	—	29,359,910
Grant income:
United States	—	—	5,328,899	5,328,899

Total revenue	$18,059,218	$11,300,692	$5,328,899	$34,688,809

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$189,167	$1,500,700	$—	$1,689,867
Germany	21,006,432	—	—	21,006,432
All other countries	5,846,256	11,566,012	—	17,412,268
Total product revenue	27,041,855	13,066,712	—	40,108,567
Grant income:
United States	—	—	3,056,960	3,056,960

Total revenue	$27,041,855	$13,066,712	$3,056,960	$43,165,527

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2020:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$1,148,300	$192,900	$—	$1,341,200
Germany	20,257,410	—	—	20,257,410
All other countries	5,275,619	12,578,273	—	17,853,892
Total product revenue	26,681,329	12,771,173	—	39,452,502
Grant income:
United States	—	—	1,552,099	1,552,099

Total revenue	$26,681,329	$12,771,173	$1,552,099	$41,004,601

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. Both of these revenue streams are within the scope of this accounting pronouncement. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the U.S., as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 by the FDA. Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark, Norway and the United Kingdom. Direct sales are fulfilled from the Company’s office in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs. 12 packs).

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world. The Company has a formal written contract with each distributor/strategic partner. These contracts have terms ranging from 1 to 5 years in length, with three years being the typical term. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

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

Government Grants

The Company has been the recipient of numerous grant contracts from various agencies of the U.S. government. The purpose of these grant contracts is to perform various research and development activities. The type of research required is outlined in each contract. These contracts fall into one of the following categories:

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

These government contracts have terms ranging from three months to four years. The Company may apply for an extension of the term of the contract in order to complete its research and development activities but would not receive additional funding during the extension period in excess of the original contract. See Note 2 regarding the accounting policies related to these contracts.

In summary, the contracts the Company has with customers are the distributor/strategic partner contracts related to CytoSorb product sales, agreements with direct customers related to free-of-charge product and credit rebates based upon achieving minimum purchase levels, and contracts with various government agencies related to the Company’s grants. The Company does not currently incur any outside/third-party incremental costs to obtain any of these contracts. The Company does incur internal costs, primarily salary related costs, to obtain the contracts related to the government grants. Company employees spend time reviewing the program requirements and developing the budget and related proposal to submit to the grantor agency. There may additionally be travel expenditures involved with meeting with government agency officials during the negotiation of the contract. These internal costs are expensed as incurred.

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2022	December 31, 2021
Contract receivables, which are included in grants and accounts receivable	$3,822,452	$3,000,708
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,694,906	$2,251,177

Contract receivables represent balances due from product sales to distributors amounting to $2,944,031 and $2,265,159 at December 31, 2022 and 2021, respectively, and billed and unbilled amounts due on government contracts amounting to $878,421 and $735,549 at December 31, 2022 and 2021, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $178,134 and $303,824 at December 31, 2022 and 2021, respectively, and deferred grant revenue related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $1,516,772 and $1,947,343 at December 31, 2022 and 2021, respectively.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consist of the following:

			Depreciation/
			Amortization
December 31,	2022	2021	Period

Furniture and fixtures	$1,306,267	$1,424,476	7 years
Equipment and computers	5,131,934	5,863,673	3 to 7 years
Leasehold improvements	6,201,523	2,623,356	Lesser of term of lease or estimated useful life
	12,639,724	9,911,505
Less accumulated depreciation and amortization	1,896,692	4,760,619
Property and Equipment, Net	$10,743,032	$5,150,886

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $688,565, $571,156 and $553,946 respectively.

5. OTHER ASSETS:

Other assets consist of the following:

December 31,	2022	2021

Patent applications pending	$2,466,341	$2,717,701
Patents issued	2,773,191	2,641,603
Less accumulated amortization of patents issued	(848,999)	(657,320)
Patents, net	4,390,533	4,701,984
Security deposits	46,914	256,591
Total	$4,437,447	$4,958,575

Amortization expense amounted to $194,056, $160,422 and $106,842 for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization expense for the next five years will be approximately $201,000 for the year ending December 31, 2023; approximately $201,000 for the year ending December 31, 2024; approximately $201,000 for the year ending December 31, 2025; approximately $200,000 for the year ending December 31, 2026 and approximately $196,000 for the year ending December 31, 2027.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

December 31,	2022	2021
Accrued salaries and commissions	$2,862,930	$3,270,715
Deferred revenue	1,516,772	1,947,353
Clinical studies	1,115,123	1,767,826
Accrued accounts payable	850,630	1,044,088
Professional fees	622,353	314,068
Accrued royalties	592,398	769,262
Customer rebates	166,065	214,119
Travel and entertainment	99,316	88,850
Board of Director fees	97,426	71,381
Sales, payroll and income taxes payable	21,871	785,818
Interest	5,556	—
Congresses	—	40,861
	$7,950,440	$10,314,341

7. LONG-TERM DEBT:

On June 30, 2016, the Company and its wholly owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. On December 4, 2020 (the “Third Amendment Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, if needed. On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed and entered into the Fourth Amendment Success Fee Letter (the “2022 Success Fee Letter”). On December 28, 2022 (the “Fifth Amendment Date”), the Company entered into the Fifth Amendment of its Amended Loan and Security Agreement with Bridge Bank. The Fifth Amendment extends the draw period under the Fourth Amendment to the earlier of (i) March 1, 2023 and (ii) the occurrence of an Event of Default. On March 9, 2023, the Company entered into the Sixth Amendment of its Amended Loan and Security Agreement. The Sixth Amendment further extends the draw period to March 24, 2023.

The Fourth Amendment provides a tranche of term loans (the “Term C Loans”) in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Amended Loan and Security Agreement). The Term C Loans shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%. Pursuant to the Fourth Amendment, interest on the Term C Loans is subject to an interest rate cap of 8.00%. On December 27, 2022, the Company drew down the first $5 million tranche of the Term C loans available under the terms of the Fourth Amendment. Under the terms of the Fourth Amendment, commencing on February 1, 2023, the Company is required to make monthly payments of interest only through December 2023. The interest-only period will be further extended through June 2024 provided the Company has met both the required reserves test and the seventy-five percent test, as set forth in the Fourth Amendment, as of November 30, 2023. Commencing on January 1, 2024, if the Company does not meet both the required reserves test and the seventy-five percent test, the Company shall make equal monthly payments of principal of $208,333, together with accrued and unpaid interest. Commencing on July 1, 2024, if the Company meets both the required reserves test and the seventy-five percent test, the Company shall make equal monthly payments of principal of $277,778, together with accrued and unpaid interest. In either event, all unpaid principal and accrued and unpaid interest shall be due and payable in full on December 1, 2025.

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which was amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized as a charge to interest expense. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loans via acceleration or prepayment.

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

2018 Success Fee Letter:

Pursuant to the amended 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (as defined in the Restated Loan and Security Agreement) (the “Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the average price of Company’s common stock for the 365-day period ending on the date of the funding of the Term B Loan. This obligation shall terminate on the fifth anniversary of the funding of the Term B Loan and shall survive the termination of the loan agreement and the prepayment of the Term B Loan.

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

Long-term debt consists of the following as of December 31, 2022:

Principal amount	$5,000,000
Less Current maturities	—
Long-term debt net of current maturities	$5,000,000

Principal payments of long-term debt are due as follows during the years ending December 31:

2023	$—
2024	2,500,000
2025	2,500,000
Total	$5,000,000

8. LEASES:

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced on June 1, 2021. The Early Term commenced on June 1, 2021 and lasted until September 30, 2021. The lease also contains two five-year renewal options; however, the Company has determined that it is not likely that they will exercise these options. Commencing on September 30, 2021, the remaining lease term will last for 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term). In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,467,000 as security. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of Accounting Standards Codification (“ASC”) 842. On April 1, 2021, the Company recorded a Right-of-Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations during the remaining lease term that commenced on September 30, 2021, the Company will recognize rent expense on this lease on a straight-line basis over the remaining term of the lease for the difference between the rent expense recognized and the required payments under the lease.

In April 2021, the Company entered into a Twentieth Amendment to Lease with the landlord at the existing Monmouth Junction facility which became effective May 31, 2021. This amendment extended the term of the lease for the Company’s previous facility to May 31, 2022. The Company’s base rent was approximately $35,000 per month. In addition, the Company was obligated to pay monthly operating expenses of approximately $30,000 per month. Under the terms of this amendment, the Company vacated a portion of the space as of May 31, 2022. The Company continued to lease the remaining space until December 31, 2022, at which time the lease terminated and the Company vacated the space. The Company’s base rent for the remaining space was approximately $20,000 per month. Monthly operating expenses were approximately $11,000 per month. In addition, the Company agreed to increase its security deposit by approximately $54,000 to a total of $150,000. At the end of the lease term, the entire security deposit was paid to the landlord for the purpose of making any needed repairs to the vacated premises, and the Company has no further obligation to pay for repairs to the vacated premises. Effective April 1, 2021, the Company adjusted its incremental borrowing rate to the incremental borrowing rate used in the College Road lease and recalculated the right of use asset and lease liability under the amended terms of this lease. In addition, the Company also adjusted the incremental borrowing rate and related right of use asset and lease liability on the existing Germany office lease effective April 1, 2021.

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

In January 2021, CytoSorbents Europe GmbH entered into a lease for 1,068 square meters of additional warehouse space. The lease commenced on April 1, 2021 and requires monthly payments of base rent of $7,784 and other costs of approximately $239 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of ASC 842. On April 1, 2020, the Company recorded a Right-of-Use asset and related lease liability at the estimated present value of the lease payments at the commencement date of approximately $594,000.

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

	December 31,
	2022	2021
Right-of-use asset	$12,603,901	$13,423,472

Total lease liability	$13,250,944	$13,821,509
Less current portion	(108,939)	(570,566)
Lease liability, net of current portion	$13,142,005	$13,250,943

The maturities of the lease liabilities are as follows as of December 31, 2022:

2023	$1,266,346
2024	1,656,678
2025	1,695,677
2026	1,735,747
2027	1,776,920
Thereafter	17,232,300
Total lease payments	25,363,668
Present value discount	12,112,724
Total	$13,250,944

For the years ended December 31, 2022, 2021 and 2020, operating cash flows paid in connection with operating leases amounted to approximately $2,935,000, $1,968,000 and $937,000, respectively.

As of December 31, 2022 and 2021, the weighted average remaining lease term was 12.4 years and 14.3 years, respectively.

9. INCOME TAXES:

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company’s consolidated loss before income taxes for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(21,155,203)	$(18,829,797)	$(5,682,628)
Foreign	(12,749,965)	(6,464,854)	(3,281,634)
Total	$(33,905,168)	$(25,294,651)	$(8,964,262)

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
State Tax, including sale of New Jersey losses & credits	$1,092,585	$736,003	$1,127,074
Foreign tax provision	—	—	—
	$1,092,585	$736,003	$1,127,074

The Company has deemed any foreign earnings will be indefinitely reinvested. Currently, foreign operations have resulted in an accumulated deficit. The Company will continue to analyze their stance if their circumstances change in the future.

As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $87.4 million, state NOL carry forwards of approximately $5.5 million, and foreign NOL carry forwards of approximately $42.7 million, which may be available to offset future taxable income, if any. The federal NOL carryforwards of $47.8 million, if not utilized, will expire between 2022 and 2037. The federal NOL carryforwards of $39.6 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state NOL carryforwards of $5.5 million, if not utilized, will begin to expire in 2042. As of December 31, 2022, the Company had Federal and state research and development tax credit carryforwards of approximately $3.7 million and $0.3 million, respectively, available to reduce future tax liabilities, which will begin to expire at various dates starting in 2023.

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

We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Currently, the Company is not accounting for any uncertain tax positions.

U.S. Tax Reform

Due to The Tax Cuts and Jobs Act of 2017 (TCJA) there was a change in the deductibility of research and experimental expenditures that took effect for taxable periods that begin after December 31, 2021. Prior to January 1, 2022, the Company expensed research and experimental expenditures under §174(a) in the year that books recognized the expense. The Company has adopted §174(b) for taxable years 2022 and beyond. Domestic and foreign research and experimental expenditures will be capitalized and amortized over a period no less than 60 months and 180 months, respectively.

Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of its New Jersey Net Operating Losses and R&D tax credits under the State of New Jersey Technology Business Tax Certificate Transfer Program.

The Company will receive a net cash amount of approximately $1,093,000 from the approved sale of the 2021 state NOL and research and development credits in the first half of 2023.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carry forward	$31,570,846	$27,190,654	$22,301,154
Stock options	500,975	1,203,272	305,982
Research and development credit carryforward	3,982,147	2,687,591	2,194,211
Accruals and others	24,121	232,665	135,330
Lease liability	3,724,840	3,997,114	289,287
§174(b) research and development	3,331,625	—	—
Gross deferred tax assets	43,134,554	35,311,296	25,225,964
Less valuation allowance	(39,303,451)	(31,242,130)	(24,794,474)
	3,831,103	4,069,166	431,490
Deferred tax liability:
Fixed assets	(288,145)	(183,941)	(431,490)
Right of Use Asset	(3,542,958)	(3,885,225)	—
Net deferred tax assets	$—	$—	$—

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

The increases in valuation allowance for the years ended December 31, 2022, 2021 and 2020 were $8,061,321, $6,447,656, and $1,936,732, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(2.8)	(2.0)	(9.5)
Foreign rate differential	3.4	2.3	3.3
Permanent items	(1.5)	(6.5)	(2.0)
Rate change and true-up	0.6	11.8	17.0
Change in valuation allowance	(22.8)	(25.5)	(21.6)
R&D credit	2.1	1.7	4.4
Sale of state R&D credit and NOL	3.2	—	—
Effective income tax rate	3.2%	2.8%	12.6%

10. COMMITMENTS AND CONTINGENCIES:

Payroll Tax Examination

In December 2021, the Company was notified that its European subsidiary, CytoSorbents Europe GmbH, would be subject to an audit of their payroll tax and social cost filings for the four-year period from 2018 through 2021. The Company has determined that payroll taxes and social costs were not paid on certain employee expense reimbursements as is required by German tax rules. Accordingly, the Company accrued approximately $598,000 as an estimate of this liability as of December 31, 2021. In January 2023, the Company received an assessment from the German tax authorities for the payroll tax audit of approximately $90,000. In addition, it was determined that the Company would owe additional social security and VAT taxes related to this matter of approximately $83,000. Accordingly, the Company has adjusted its accrual related to this payroll tax audit to approximately $173,000 as of December 31, 2022. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022.

The expense related this examination is included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements has an initial term of three years and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expired on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal.In January 2022, these employment agreements automatically renewed for an additional 1 year. The foregoing employment agreements each provide for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business-related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason”, as defined in each agreement. The agreements also provide for certain benefits in the event of a “Change of Control” of the Company, as defined in each agreement.

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

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the years ended December 31, 2022, 2021 and 2020, the Company recorded royalty expenses of approximately $849,000, $1,193,000, and $1,172,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”) To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the year ended December 31, 2022, the Company did not record any expense related to this agreement as Fresenius did not commence any marketing activities as defined by the agreement.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the date of the agreement. For the years ended December 31, 2022, 2021 and 2020 per the terms of the license agreement, the Company recorded licensing expenses of approximately $1,416,000, $1,988,000 and $1,954,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company could sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement, would have been issued and sold pursuant to the Company’s 2021 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Amended Sale Agreement during the years ended December 31, 2022 and 2021, respectively. In addition, during the year ended December 31, 2021, the Company paid approximately $90,000 related to the Amended Sale Agreement.

Stock Option Plans

As of December 31, 2022, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 13,400,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2022, there were shares remaining to purchase approximately 3,713,000 and 258,000 units of common stock reserved under the 2014 Plan and the 2006 Plan, respectively.

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

The 2014 Plan provides that options may or may not be Incentive Stock Options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options, which are not ISOs, i.e., “Non-Qualified Options.” Because the Company has not obtained shareholder approval of the 2006 Plan, all options granted thereunder to date are “Non-Qualified Options” and until such shareholder approval is obtained, all future options issued under the 2006 Plan will also be “Non-Qualified Options.”

In December 2014, the Company’s received shareholder approval authorizing the Board of Directors to implement the form, terms and provisions of the 2014 Plan. Accordingly, any options issued to employees under the 2014 Plan will be ISOs within the meaning of Section 422 of the Internal Revenue Code.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2022, 2021 and 2020 amounted to approximately $3,424,000, $4,021,000, and $3,514,000, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The summary of the stock option activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)

Outstanding January 1, 2020	4,218,189	$6.16	7.0
Granted	1,579,106	$6.37	9.0
Forfeited	(34,644)	$7.50	—
Expired	(226,440)	$5.60	—
Exercised	(371,007)	$4.46	—
Outstanding, December 31, 2020	5,165,204	$6.36	7.26
Granted	2,051,980	$8.78	9.30
Forfeited	(138,037)	$6.73	—
Expired	(21,756)	$7.46	—
Exercised	(171,413)	$5.73	—
Outstanding, December 31, 2021	6,885,978	$7.09	7.15
Granted	2,721,205	$1.99	9.60
Forfeited	(1,270,155)	$8.65	—
Expired	(227,204)	$7.71	—
Exercised	—	$—	—
Outstanding, December 31, 2022	8,109,824	$5.11	6.91

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes the following factors into account.

			Current Price
			of the
			Underlying
			Stock and its
	Grant Date	Expected Life	Expected		Risk Free
	Exercise Price	of the Stock	Volatility	Expected	Interest Rate
Year - Ended	Range	Option	Range	Dividends	Range
December 31, 2020	$5.00 - $10.58 per share	6 years	61.7% to 69.8%	0%	0.28% to 0.96%
December 31, 2021	$4.26 - $11.39 per share	6 years	58.2% to 60.7%	0%	0.47% to 1.39%
December 31, 2022	$1.11 - $3.91 per share	6 years	59.3% to 67.9%	0%	1.52% to 4.20%

In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2022 of $1.55 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2022	Price	Life (Years)	Value
$1.11 - $13.20	8,109,824	$5.11	6.91	$7,280

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2022	Price	Value
4,623,085	$6.32	$1,250

The summary of the status of the Company’s non-vested options for the year ended December 31, 2022, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2022	2,994,846	$4.68
Granted	2,721,205	1.99
Forfeited	(1,270,155)	8.65
Vested	(959,157)	3.65
Non-vested, December 31, 2022	3,486,739	$2.10

As of December 31, 2022, the Company had approximately $4,745,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over 43 months.

Awards of Stock Options:

On August 10, 2022, the Board of Directors granted options to purchase 1,163,800 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2022 individual performance evaluation. Once awarded, these options will vest one quarter on February 15, 2023, one quarter on February 15, 2024, one quarter on February 15, 2025 and one quarter on February 15, 2026. The grant date fair value of these unvested options amounted to approximately $1,381,000. The Company has recorded approximately $180,440 in stock option expense related to these options for the year ended December 31, 2022.

On August 10, 2022, the Board of Directors granted options to purchase 772,905 shares of common stock to the Company’s employees. These options will vest one eighth on the six-month anniversary of the grant date, one eighth on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date and one quarter on fourth anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $917,000. The Company has recorded approximately $89,662 in stock option expense related to these options for the year ended December 31, 2022.

On August 10, 2022, the Board of Directors granted options to purchase 113,850 shares of common stock to members of the Company’s Board of Directors. These options will vest one quarter on the grant date, one quarter on September 30, 2022, one quarter on December 31, 2022, and one quarter on March 31, 2023. The grant date fair value of these unvested options amounted to approximately $135,000. The Company has recorded approximately $101,336 in stock option expense related to these options for the year ended December 31, 2022.

On August 10, 2022, the Board of Directors granted options to purchase 473,750 shares of common stock to certain senior managers of the Company. These options will vest one quarter on the grant date, one quarter on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $562,000. The Company has recorded approximately $160,944 in stock option expense related to these options for the year ended December 31, 2022.

On August 10, 2022, the Board of Directors granted options to purchase 1,365,000 shares of common stock to certain senior managers of the Company which will only vest upon the achievement of certain specific, predetermined milestones related to the Company’s long-term performance goals. The grant date fair value of these unvested options amounted to approximately $1,620,000. As of December 31, 2022, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

On April 12, 2021, the Board of Directors granted options to purchase 1,323,400 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2021 operations. Once awarded, these options will vest in four equal tranches, the first tranche vesting on the date of the award. The grant date fair value of these unvested options amounted to approximately $7,042,000. On March 1, 2022, Board of Directors determined that the Company met approximately 19% of these milestones, and accordingly, the Company has recorded $314,000, and $273,000 in stock option expense related to these options for the years ended December 31, 2022, and 2021, respectively.

On February 28, 2020, the Board of Directors granted options to purchase 1,114,325 shares of common stock to the Company’s employees which will vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2020 operations. The grant date fair value of these unvested options amounted to approximately $3,883,000. On April 12, 2021, Board of Directors determined that the Company met approximately 88% of these milestones, and accordingly, the Company has recorded $951,000 and $1,070,000 in stock option expense related to these options for the years ended December 31, 2022, and 2021, respectively.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2019	277,200	604,500	1,205,050	2,086,750	$8,033,988
Granted 2020	—	120,000	265,700	385,700
Forfeited 2020	—	—	(25,250)	(25,250)
December 31, 2020	277,200	724,500	1,445,500	2,447,200	$19,504,184
Granted 2021	—	—	396,000	396,000
Forfeited 2021	—	—	(132,000)	(132,000)
December 31, 2021	277,200	724,500	1,709,500	2,711,200	$11,359,928
Granted 2022	69,300	55,000	373,750	498,050
Forfeited 2022	—	—	(318,750)	(318,750)
December 31, 2022	346,500	779,500	1,764,500	2,890,500	$4,480,275

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statement of operations and comprehensive loss through the year ended December 31, 2022.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and management’s performance in 2020, on February 28, 2020, the Board of Directors granted 168,100 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2022 and 2021, the Company recorded (income) expense of approximately $(65,000) and $528,000, respectively, related to these restricted stock unit awards.

Pursuant to a review of the compensation of the senior management of the Company and management’s performance in 2021, on April 12, 2021, the Board of Directors granted 235,765 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $2,120,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2022 and 2021, the Company recorded a charge of approximately $226,000 and $1,207,000, respectively, related to these restricted stock unit awards.

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the year ended December 31, 2022 and 2021, the Company recorded expense of approximately $260,000 and $0, respectively, related to these restricted stock unit awards.

Additionally, in 2021 and 2020 certain employees were offered 91,750 restricted stock units as a condition of their employment. These awards were valued at approximately $713,868 at the date of issuance. 46,750 of these restricted stock units vest upon the earlier of a Change in Control or one third after the second anniversary of the award, one third on the third anniversary of the award, and one third on the fourth anniversary of the award. The other 45,000 of these restricted stock units vest upon the earlier of a Change in Control or four years from the date of the award. For the years ended December 31, 2022 and 2021, the Company recorded (income) expense of approximately $(16,000) and $178,000, respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the year ended December 31, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2022	304,962	$8.08
Granted	288,500	$1.95
Forfeited	(45,000)	$8.35
Vested	(236,370)	$5.38
Non-vested, December 31, 2022	312,092	$4.42

Warrants:

As of December 31, 2022, the Company had no warrants outstanding.

12. NET LOSS PER SHARE:

Basic net loss per share and diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 have been computed by dividing the net loss attributable to common shareholders for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options and restricted stock awards representing approximately 11,312,000, 9,902,000 and 7,786,000 incremental shares at December 31, 2022, 2021 and 2020, respectively, have been excluded from the computation of diluted net loss per share as they are anti-dilutive.

13. RETIREMENT PLAN:

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations.Prior to 2021, the Company provided for a matching contribution of twenty percent of the participants’ contribution on a maximum of five percent of compensation. Effective January 1, 2021, the Company changed its matching contribution to 100% of the participants contribution up to three percent of compensation plus 50% of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to approximately $442,000, $355,000 and $59,200 for the years ended December 31, 2022, 2021 and 2020, respectively.

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

Summarized quarterly data for 2022, 2021 and 2020 are as follows:

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2022:
Total revenue	$8,691,424	8,495,558	8,111,353	9,390,474
Gross margin	6,413,788	4,944,856	3,617,377	5,757,036
Loss from operations	(7,791,135)	(8,357,050)	(9,017,338)	(6,356,356)
Net loss attributable to common stockholders	(8,966,398)	(10,879,222)	(12,200,837)	(766,128)
Net loss per share, basic and diluted	(0.21)	(0.25)	(0.28)	(0.02)

2021
Total revenue	$10,598,847	$12,024,069	$9,760,416	$10,782,195
Gross margin	7,847,403	9,313,852	7,297,470	7,659,452
Loss from operations	(2,852,191)	(4,924,733)	(5,406,000)	(9,561,821)
Net loss attributable to common stockholders	(4,167,821)	(4,677,530)	(6,406,285)	(9,307,012)
Net loss per share, basic and diluted	(0.10)	(0.11)	(0.15)	(0.25)

2020:
Total revenue	$8,707,310	$9,794,903	$10,546,612	$11,955,776
Gross margin	6,322,468	6,545,136	7,656,230	9,428,358
Loss from operations	(2,478,754)	(3,297,667)	(1,959,652)	(2,634,264)
Net loss attributable to common stockholders	(3,452,779)	(2,866,956)	(839,729)	(677,724)
Net loss per share, basic and diluted	(0.10)	(0.08)	(0.02)	0.00