Form 10-Q
period 2023-06-30
Cytosorbents Corp
filed 2023-08-01
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 44,362,386 shares of the issuer’s common stock outstanding.

CytoSorbents Corporation

FORM 10-Q

This Quarterly Report on Form 10-Q includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “HemoDefend-RBC,” “HemoDefend-BGA,” “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and our subsidiaries. This Quarterly Report on Form 10-Q also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	December 31,
	(Unaudited)	2022

ASSETS
Current Assets:
Cash and cash equivalents	$13,151,524	$22,144,567
Grants and accounts receivable, net of allowance for doubtful accounts of $66,448 as of June 30, 2023 and $76,041 at December 31, 2022	7,024,625	5,664,941
Inventories	2,045,985	3,461,586
Prepaid expenses and other current assets	1,421,819	2,488,597
Total current assets	23,643,953	33,759,691

Property and equipment, net	10,501,365	10,743,032
Restricted cash	1,687,459	1,687,459
Right-of-use assets	12,333,970	12,603,901
Other assets	4,278,020	4,437,447
Total Assets	$52,444,767	$63,231,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,836,013	$1,655,173
Lease liability – current portion	114,382	108,939
Accrued expenses and other current liabilities	7,400,735	7,950,440
Total current liabilities	10,351,130	9,714,552
Lease liability, net of current portion	12,977,512	13,142,005
Long-term debt	5,021,429	5,000,000
Total Liabilities	28,350,071	27,856,557

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 44,193,696 and 43,635,715 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	44,193	43,635
Additional paid-in capital	290,199,035	287,000,021
Accumulated other comprehensive income	1,328,313	2,329,195
Accumulated deficit	(267,476,845)	(253,997,878)
Total Stockholders’ Equity	24,094,696	35,374,973
Total Liabilities and Stockholders’ Equity	$52,444,767	$63,231,530

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$8,065,829	$7,038,101	$15,972,098	$14,904,966
Other sales	6,583	292,634	10,353	350,226
Total product sales	8,072,412	7,330,735	15,982,451	15,255,192
Grant income	1,348,409	1,164,823	2,887,866	1,931,790
Total revenue	9,420,821	8,495,558	18,870,317	17,186,982
Cost of revenue	3,402,271	3,550,702	7,396,440	5,828,339
Gross margin	6,018,550	4,944,856	11,473,877	11,358,643

Other expenses:
Research and development	3,668,804	4,183,462	7,883,219	8,426,827
Legal, financial and other consulting	1,185,031	679,077	1,854,264	1,479,812
Selling, general and administrative	7,723,952	8,439,367	16,187,226	17,600,189
Total expenses	12,577,787	13,301,906	25,924,709	27,506,828
Loss from operations	(6,559,237)	(8,357,050)	(14,450,832)	(16,148,185)

Other income (expense):
Interest income (expense), net	(8,821)	23,973	(71,992)	32,000
Gain (loss) on foreign currency transactions	414,974	(2,523,006)	1,075,656	(3,736,296)
Miscellaneous income (expense)	—	(23,139)	(31,799)	6,861
Total other income (expense), net	406,153	(2,522,172)	971,865	(3,697,435)

Loss before benefit from income taxes	(6,153,084)	(10,879,222)	(13,478,967)	(19,845,620)

Benefit from income taxes	—	—	—	—

Net loss attributable to common stockholders	$(6,153,084)	$(10,879,222)	$(13,478,967)	$(19,845,620)

Basic and diluted net loss per common share	$(0.14)	$(0.25)	$(0.31)	$(0.46)

Weighted average number of shares of common stock outstanding	44,015,380	43,560,481	43,758,888	43,524,414

Net loss	$(6,153,084)	$(10,879,222)	$(13,478,967)	$(19,845,620)
Other comprehensive income (loss):
Currency translation adjustment	(392,674)	2,053,215	(1,000,882)	3,016,126
Total comprehensive loss	$(6,545,758)	$(8,826,007)	$(14,479,849)	$(16,829,494)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2023 and 2022 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2023	43,851,380	$43,851	$288,514,368	$1,720,987	$(261,323,761)	$28,955,445
Stock-based compensation - employees, consultants and directors	—	—	570,235	—	—	570,235
Other comprehensive loss: foreign translation adjustment	—	—	—	(392,674)	—	(392,674)
Issuance of common stock offerings, net of fees	230,605	231	776,060	—	—	776,291
Proceeds from exercise of stock options for cash	56,393	56	154,772	—	—	154,828
Issuance of restricted stock units	55,318	55	183,600	—	—	183,655
Net loss	—	—	—	—	(6,153,084)	(6,153,084)
Balance at June 30, 2023	44,193,696	$44,193	$290,199,035	$1,328,313	$(267,476,845)	$24,094,696

Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973
Stock-based compensation - employees, consultants and directors	—	—	1,400,516	—	—	1,400,516
Other comprehensive income: foreign translation adjustment	—	—	—	(1,000,882)	—	(1,000,882)
Issuance of common stock offerings, net of fees	428,270	428	1,474,296	—	—	1,474,724
Proceeds from exercise of stock options for cash	74,393	75	197,304	—	—	197,379
Issuance of restricted stock units	55,318	55	183,600	—	—	183,655
Legal/audit fees related to ATM offering	—	—	(56,702)	—	—	(56,702)
Net loss	—	—	—	—	(13,478,967)	(13,478,967)
Balance at June 30, 2023	44,193,696	$44,193	$290,199,035	$1,328,313	$(267,476,845)	$24,094,696

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2022	43,505,948	$43,505	$284,047,729	$1,488,496	$(230,151,693)	$55,428,037
Stock-based compensation - employees, consultants and directors	—	—	761,272	—	—	761,272
Other comprehensive loss: foreign translation adjustment	—	—	—	2,053,215	—	2,053,215
Stock issued to vendor in lieu of cash payment	12,500	13	42,486	—	—	42,499
Issuance of restricted stock units	56,171	57	153,909	—	—	153,966
Net loss	—	—	—	—	(10,879,222)	(10,879,222)
Balance at June 30, 2022	43,574,619	$43,575	$285,005,396	$3,541,711	$(241,030,915)	$47,559,767

Balance at December 31, 2021	43,478,487	$43,478	$283,194,429	$525,585	$(221,185,295)	$62,578,197
Stock-based compensation - employees, consultants and directors	—	—	1,548,689	—	—	1,548,689
Other comprehensive income: foreign translation adjustment	—	—	—	3,016,126	—	3,016,126
Stock issued to vendor in lieu of cash payment	12,500	13	42,486	—	—	42,499
Issuance of restricted stock units	83,632	84	260,151	—	—	260,235
Legal/audit fees related to ATM offering	—	—	(40,359)	—	—	(40,359)
Net loss	—	—	—	—	(19,845,620)	(19,845,620)
Balance at June 30, 2022	43,574,619	$43,575	$285,005,396	$3,541,711	$(241,030,915)	$47,559,767

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,478,967)	$(19,845,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Final Fee	21,429	—
Non-cash compensation	(105,488)	(226,014)
Depreciation and amortization	660,589	446,334
Amortization of right of use asset	110,881	129,045
Write off of patent cost	292,806	431,426
Bad debt expense (recovery)	13,384	24,354
Stock-based compensation	1,400,516	1,548,689
Foreign currency translation (gain) loss	(1,075,656)	3,736,296
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,271,716)	(943,398)
Inventories	1,449,881	(589,483)
Prepaid expenses and other current assets	1,649,776	1,360,675
Other assets	—	54,658
Accounts payable and accrued expenses	291,068	(2,286,125)
Net cash used in operating activities	(10,041,497)	(16,159,163)

Cash flows from investing activities:
Purchases of property and equipment	(300,221)	(5,234,163)
Payments for patent costs	(242,378)	(298,800)
Net cash used in investing activities	(542,599)	(5,532,963)

Cash flows from financing activities:
Equity contributions - net of fees incurred	1,418,022	(40,359)
Proceeds from exercise of stock options	197,379	—
Net cash provided by (used in) financing activities	1,615,401	(40,359)
Effect of exchange rates on cash	(24,348)	(241,167)
Net change in cash, cash equivalents and restricted cash	(8,993,043)	(21,973,652)

Cash, cash equivalents and restricted cash - beginning of period	23,832,026	53,825,166
Cash, cash equivalents and restricted cash - end of period	$14,838,983	$31,851,514

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$173,334	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to vendor in lieu of cash payment	$—	$42,499
Capital expenditures included in accounts payable	$—	$229,824
Issuance of restricted stock units	$183,655	$260,235

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2023

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of June 30, 2023, the Company’s cash and cash equivalents were approximately $13.2 million, and approximately $1.7 million in restricted cash, which is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to raise additional capital in the future.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly owned subsidiary of CytoSorbents Medical, Inc., which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. In October 2022, the Company formed CytoSorbents France SAS to provide marketing and direct sales services in France. In May 2023, the Company formed CytoSorbents India Private Limited to provide marketing and direct sales services in India. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011 and is currently being marketed and distributed in more than 75 countries around the world, as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure, and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation for its DrugSorb-ATR Antithrombotic Removal System for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorbents’ technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health. In July 2021, the Company received full approval of its Investigative Device Exemption (“IDE”) to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind randomized control trial (“RCT”) for up to 120 patients in the United States to support FDA marketing approval. In July 2023, the Company announced that the Company has completed enrollment in the STAR-T trial.

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

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. The launch of this program is expected to occur in the second half of 2023.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology which, as of June 30, 2023, is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2023 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

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

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o. and CytoSorbents Medical UK Limited, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited and CytoSorbents India Private Limited, wholly-owned subsidiaries of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of CytoSorbents Europe GmbH. Foreign currency transaction gain (loss) included in net loss amounted to approximately $415,000 and $(2,523,000) for the three months ended June 30, 2023 and 2022, respectively. Foreign currency transaction (loss) included in net loss amounted to approximately $1,076,000 and $(3,736,000) for the six months ended June 30, 2023 and 2022, respectively. The Company translates assets and liabilities of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates during the period. The Company includes accumulated net translation adjustments in accumulated other comprehensive income as a component of stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$13,151,524	$22,144,567
Restricted cash	1,687,459	1,687,459
Total cash, cash equivalents and restricted cash	$14,838,983	$23,832,026

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts amounted to approximately $66,000 and $76,000 as of June 30, 2023 and December 31, 2022, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2023 and December 31, 2022, the Company’s inventory was comprised of finished goods, which amounted to $949,296 and $1,567,871, respectively; work in process which amounted to $578,480 and $1,280,368, respectively; and raw materials, which amounted to $518,209 and $613,347, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three and six months ended June 30, 2023, the Company recorded an impairment charge of approximately $21,000 and $293,000, respectively, related to certain patent costs. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of approximately $126,000 and $431,000, respectively, related to certain patent costs. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

Advertising expenses are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss when incurred. Advertising expenses amounted to approximately $38,000 and $115,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $93,000 and $196,000 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2023 or December 31, 2022. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

Each of CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. Z.o.o., CytoSorbents Medical Limited, CytoSorbents UK Limited and CytoSorbents India Private Limited files an annual corporate tax return, VAT return and a trade tax return in Germany, Switzerland, Poland, the United Kingdom and India, respectively.

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

As of June 30, 2023, two distributors accounted for approximately 36% of outstanding grants and accounts receivable. As of December 31, 2022, two distributors accounted for approximately 27% of outstanding grants and accounts receivables. For the three months and six months ended June 30, 2023, one distributor accounted for approximately 12% and 11%, respectively, of the Company’s total revenue and for the three and  six months ended June 30, 2022, no distributor accounted for more than 10% of the Company’s total revenue.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the recognition requirements of accounting standards for accounting for stock-based compensation, for employees and directors, whereby each option granted is valued at fair market value on the date of grant. Under these accounting standards, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The Company also follows the guidance of accounting standards for accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $122,000 and $18,000, respectively, for the three months ended June 30, 2023 and 2022, and $200,000 and $87,000, respectively, for the six months ended June 30, 2023 and 2022.

Effect of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, issued Accounting Standards Update (“ASU”) No. 2016-13 entitled, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU provides guidance on the calculation of credit losses, which includes the allowance for doubtful accounts on trade accounts receivable. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2022. The Company implemented the updated guidance during the six months ended June 30, 2023, and this did not have significant impact on its consolidated financial statements.

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

Subject to the terms of the Sales Agreement, the Agent is required to use its commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales under the Sale Agreement during the year ended December 31, 2022. During the six months ended June 30, 2023, the Company sold 428,270 shares pursuant to the Amended Sale Agreement, at an average selling price of $3.55 per share, generating net proceeds of approximately $1,475,000. During the period from July 1, 2023 through July 31, 2023, the Company sold 162,078 shares pursuant to the Sale Agreement, at an average selling price of $4.02 per share, generating net proceeds of approximately $632,000. In the aggregate, through July 31, 2023, the Company has sold 590,348 shares pursuant to the Sale Agreement, at an average selling price of $3.68 per share, generating net proceeds of approximately $2,107,000. In addition, during the year ended December 31, 2022 and during the six months ended June 30, 2023, the Company paid approximately $90,000 and $57,000, respectively, in expenses related to the Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $570,000 and $1,401,000 for the three and six months ended June 30, 2023, respectively, and approximately $761,000 and $1,549,000 for the three and six months ended June 30, 2022, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general, and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2022	9,474,824	$4.66	7.36
Granted	154,000	$2.81	—
Forfeited	(398,517)	$2.54	—
Expired	(332,405)	$4.95	—
Exercised	(74,393)	$2.65	—
Outstanding, June 30, 2023	8,823,509	$4.73	6.92

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $1.55 to $3.50 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (70.6%), expected dividends (0)% on the stock and the risk free interest rate (ranging from 3.50% to 4.22%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of June 30, 2023 of $3.59 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2023	Price	Life (Years)	Value
$1.11 - $13.20	8,823,509	$7.96	6.92	$5,959,806

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2023	Price	Value
5,236,485	$6.14	$921,086

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2022	4,851,739	$1.84
Granted	154,000	$1.84
Forfeited	(398,517)	$1.52
Vested	(1,020,198)	$2.79
Non-vested, June 30, 2023	3,587,024	$1.61

As of June 30, 2023, the Company had approximately $3,188,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 44 months.

On August 10, 2022, the Board of Directors granted options to purchase 1,365,000 shares of common stock to certain senior managers of the Company which will only vest upon the achievement of certain specific, predetermined milestones related to the Company’s long-term performance goals. The grant date fair value of these unvested options amounted to approximately $1,620,000. As of June 30, 2023, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2022	346,500	779,500	1,764,500	2,890,500	$4,480,275
Granted	—	—	102,000	102,000
Forfeited	—	—	(173,000)	(173,000)
June 30, 2023	346,500	779,500	1,693,500	2,819,500	$10,122,005

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.

Other Awards of Restricted Stock Units:

On February 28, 2020, certain named executive officers and senior managers were granted 168,100 restricted stock units. These awards were valued at approximately $1,014,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2023 and 2022, the Company recorded expense of approximately $0 and $0, respectively, and $0 and $84,000, respectively, related to these restricted stock unit awards.

On April 12, 2021, certain named executive officers and senior managers were granted 235,765 restricted stock units. These awards were valued at approximately $2,220,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2023 and 2022, the Company recorded (income) expense of approximately $(422,000) and $(245,000), respectively, and $(304,000) and $854,000, respectively, related to these restricted stock unit awards.

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2023, the Company recorded a charge of approximately $47,000 and $94,000, respectively, related to these restricted stock unit awards.

In 2023, an employee was awarded 30,000 restricted stock units, as a condition of her employment. These awards were valued at $64,200 at the date of issuance. Also in 2023, 2,500 restricted stock units were forfeited.  The remaining unvested restricted stock awards will vest based upon a change of control or over the next two to four years, whichever occurs first.  For the three and six months ended June 30, 2023 and 2022, the Company recorded a charge (income) of approximately $19,000 and $46,000, respectively, and $(82,000) and $33,000, respectively, related to all restricted stock units.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2022	312,092	$4.42
Granted	30,000	$2.14
Vested	(78,589)	$8.99
Forfeited	(2,500)	$5.85
Non-vested, June 30, 2023	261,003	$2.77

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$6,583	$—	$—	$6,583
Germany	3,168,448	—	—	3,168,448
All other countries	1,493,725	3,403,656	—	4,897,381
Total product revenue	4,668,756	3,403,656	—	8,072,412
Grant and other income:
United States	—	—	1,348,409	1,348,409

Total revenue	$4,668,756	$3,403,656	$1,348,409	$9,420,821

The following table disaggregates the Company's revenue by customer type and geographic area for the three months ended June 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$292,634	$18,000	$—	$310,634
Germany	2,982,769	—	—	2,982,769
All other countries	1,061,901	2,975,431	—	4,037,332
Total product revenue	4,337,304	2,993,431	—	7,330,735
Grant and other income:
United States	—	—	1,164,823	1,164,823

Total revenue	$4,337,304	$2,993,431	$1,164,823	$8,495,558

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$10,353	$—	$—	$10,353
Germany	6,506,352	—	—	6,506,352
All other countries	2,996,324	6,469,422	—	9,465,746
Total product revenue	9,513,029	6,469,422	—	15,982,451
Grant and other income:
United States	—	—	2,887,866	2,887,866

Total revenue	$9,513,029	$6,469,422	$2,887,866	$18,870,317

The following table disaggregates the Company's revenue by customer type and geographic area for the six months ended June 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$350,226	$172,750	$—	$522,976
Germany	6,766,295	—	—	6,766,295
All other countries	2,266,832	5,699,089	—	7,965,921
Total product revenue	9,383,353	5,871,839	—	15,255,192
Grant and other income:
United States	—	—	1,931,790	1,931,790

Total revenue	$9,383,353	$5,871,839	$1,931,790	$17,186,982

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Receivables, which are included in grants and accounts receivable	$4,755,150	$3,822,452
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,581,649	$1,682,837

Contract receivables represent balances due from product sales to distributors amounting to $4,006,006 and $2,944,031 at June 30, 2023 and December 31, 2022, respectively, and billed and unbilled amounts due on government contracts amounting to $749,144 and $878,421 at June 30, 2023 and December 31, 2022, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $145,370 and $166,065 as of June 30, 2023 and December 31, 2022, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred, which amounted to $1,436,279 and $1,516,772 at June 30, 2023 and December 31, 2022, respectively.

5.    LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. On December 4, 2020 (the “Third Amendment Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, if needed. On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed, and entered into the Fourth Amendment Success Fee Letter (the “2022 Success Fee Letter”). On December 28, 2022 (the “Fifth Amendment Date”), the Company entered into the Fifth Amendment of its Amended Loan and Security Agreement with Bridge Bank. The Fifth Amendment extends the draw period under the Fourth Amendment to the earlier of (i) March 1, 2023 and (ii) the occurrence of an Event of Default. On March 9, 2023, the Company entered into the Sixth Amendment of its Amended Loan and Security Agreement. The Sixth Amendment further extended the draw period to March 24, 2023. Therefore, no further draws are available as of the date of this filing.

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

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which was amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized as a charge to interest expense. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loans via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan.  For the three and six months ended June 30, 2023, the Company recorded interest expense of approximately $10,714 and $21,429 related to the final fee. The Term Loans are evidenced by a secured promissory note issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan,  an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following as of June 30, 2023:

Principal amount	$5,000,000
Accrued final fee	21,429
Subtotal	5,021,429
Less Current maturities	—
Long-term debt net of current maturities	$5,021,429

Principal payments of long-term debt are due as follows during the periods ending June 30:

2024	$—
2025	3,333,337
2026	1,666,663
Total	$5,000,000

6.    COMMITMENTS AND CONTINGENCIES

Payroll Tax Examination

In December 2021, the Company was notified that its European subsidiary, CytoSorbents Europe GmbH, would be subject to an audit of their payroll tax and social cost filings for the four-year period from 2018 through 2021. The Company has determined that payroll taxes and social costs were not paid on certain employee expense reimbursements as is required by German tax rules. Accordingly, the Company has accrued approximately $598,000 as an estimate of this liability as of December 31, 2021. In January 2023, the Company received an assessment from the German tax authorities for the payroll tax audit of approximately $90,000. In addition, it was determined that the Company would owe additional social security and VAT taxes related to this matter of approximately $83,000. Accordingly, the Company has adjusted its accrual related to this payroll tax audit to approximately $173,000 as of December 31, 2022. As of June 30, 2023, approximately $84,000 remains accrued. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022 and June 30, 2023. The expense related to this examination was included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is expected to settle a litigation matter. As part of the expected settlement agreement, the Company estimates that it will be required pay a total of $280,000 to settle this matter in return for a release of all claims against the Company.  This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of June 30, 2023. The expense related to this settlement is included in legal financial and other consulting expenses on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 3023.

The Company is not currently a party to any other litigation.

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended June 30, 2023 and 2022, the Company recorded royalty expenses of approximately $240,000 and $208,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded royalty expenses of approximately $474,000 and $440,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the three and six months ended June 30, 2023, the Company did not record any expense related to this agreement as Fresenius did not commence any marketing activities as defined by the agreement.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2023 and 2022 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $320,000 and $347,000, respectively. For the six months ended June 30, 2023 and 2022 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $632,000 and $734,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Right-Of-Use Asset and Lease Liability

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

	June 30,	December 31,
	2023	2022
Right-of-use asset	$12,333,970	$12,603,901

Total lease liability	$13,091,894	$13,250,944
Less current portion	(114,382)	(108,939)
Lease liability, net of current portion	$12,977,512	$13,142,005

The maturities of the lease liabilities are as follows for the periods ending June 30:

2024	$1,285,373
2025	1,676,044
2026	1,715,575
2027	1,756,193
2028	1,797,927
Thereafter	16,328,084
Total lease payments	24,559,196
Present value discount	(11,467,302)
Total	$13,091,894

For the three months ended June 30, 2023 and 2022, operating cash flows paid in connection with operating leases amounted to approximately $466,000 and $685,000, respectively, and $1,099,000 and $1,398,000 ,respectively, for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term was years 13.4 and 13.1 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended June 30, 2023 and 2022 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 11,904,000 and 8,630,000 incremental shares at June 30, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.    SUBSEQUENT EVENTS

On July 19, 2023, the Company announced the appointment of Alexander D’Amico as Chief Financial Officer effective August 7, 2023. The Company entered into an executive employment agreement with Mr. D’Amico with an initial term commencing on August 7, 2023 and expiring on December 31, 2025. After the expiration of the initial term, this employment agreement will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. This agreement provides for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business-related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreements provide for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason”, as defined in the agreement. The agreements also provide for certain benefits in the event of a “Change of Control” of the Company, as defined in the agreement.

On July 7, 2023, the Board of Directors granted options to purchase 1,138,750 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2023 individual performance evaluation. Once awarded, these options will vest one half on the first anniversary of the grant date, one quarter on the second anniversary of the grant date, and one quarter on the third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $2,811,000.

On July 7, 2023, the Board of Directors granted options to purchase 76,130 shares of common stock to certain of the Company’s employees. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $172,000.

On July 7, 2023, the Board of Directors granted options to purchase 100,000 shares of common stock to members of the Company’s Board of Directors. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $226,000.

On July 7, 2023, the Board of Directors granted options to purchase 20,000 shares of common stock to a named executive officer of the Company. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $45,000.

On July 7, 2023, the Board of Directors granted options to purchase 424,000 shares of common stock to certain senior managers of the Company. These options will vest one half on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $1,019,000.

On July 7, 2023, the Board of Directors granted options to purchase 182,000 shares of common stock to the named executive officers and certain senior managers of the Company. These options were awarded as a one-time award to each executive officer or senior manager in order to account for lost wages resulting from the salary freezes implemented by the Company over the preceding two years and to account for recent inflation. These options will vest one half on the first anniversary of the grant date, one half on second anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $424,000.

On July 7, 2023, certain named executive officers and senior managers were granted 250,000 restricted stock units. These awards were valued at approximately $883,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant. These awards vest two thirds on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant.

On July 7, 2023, the Board of Directors granted options to purchase 115,000 shares of common stock to a certain senior manager of the Company. These options will only vest upon the achievement of certain specific, predetermined milestones related to the Company’s long-term performance goals. The grant date fair value of these unvested options amounted to approximately $276,000.

On July 7, 2023, the Board of Directors granted 61,500 restricted stock units to certain employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan.

On July 10, 2023, in connection with his appointment as Chief Financial Officer, Mr. D’Amico was awarded options to purchase 70,000 shares of common stock which will vest as follows: 25,000 options upon the six-month anniversary of the date of grant and 15,000 options upon each of the first, second and third anniversaries of the date of grant. The grant date fair value of these unvested options amount to approximately $166,000. Additionally, on July 10, 2023, Mr. D’Amico was awarded 45,000 restricted stock units which will vest one half on the first anniversary of the grant date and one half on the second anniversary of the grant date. These restricted stock units were valued at approximately $157,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant. Additionally, on July 10, 2023, Mr. D’Amico was awarded 215,000 restricted stock units which will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan.  Additionally, on July 10, 2023, Mr. D’Amico was awarded options to purchase 150,000 shares of common stock which will vest only upon the achievement of certain milestones pursuant to the terms of the Company’s existing 2022-2025 performance pool in place for the Company’s management team. Additionally, on July 10, 2023, Mr. D’Amico was awarded 15,000 restricted stock units which will vest either upon a Change of Control or will cliff vest on the second anniversary of the date of grant, subject to the executive officer’s continued service with the Company as of the applicable vesting date.

Except for the option to purchase 70,000 shares of common stock and option to purchase 150,000 shares of common stock, in each case awarded to Mr. D’Amico, as further described above, each of the equity grants listed above were awarded on a contingent basis. Pursuant to this contingent award structure, the awards will be subject to cash settlement unless prior to the settlement date, the Company has received prior stockholder approval of an amendment to the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan to increase the number of shares of the Company’s common stock available for issuance pursuant to awards granted thereunder and such increase is, at a minimum, sufficient to permit the non-cash settlement of the contingent awards.

The Company is expected to settle a litigation matter. See Note 6, Litigation, for details regarding this expected settlement.

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

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated a pivotal randomized, controlled clinical trial in the U.S. and Canada, called the STAR-T trial, evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA and Health Canada marketing approval. In July 2023, the Company announced that enrollment in the STAR-T trial has been completed.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, and shock. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 212,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 COVID-19 patients to date. DrugSorb-ATR has been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. DrugSorb-ATR was also granted a second FDA Breakthrough Device designation for the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery.

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and in November 2022 the first milestone was completed with the first one-third of patients enrolled, triggering the first independent Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended continuing the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In April 2023, the study reached the 2nd milestone of 67% enrollment or 80 patients triggering the second independent DSMB meeting. The DSMB again recommended continuing the study as planned without any modifications.  The STAR-T study completed enrollment in July 2023. Operational activities are now focused on collection and cleaning of data leading to database lock in order to perform analyses and generate the results of the study.

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

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Sweden and Belgium and is planned to expand to additional countries in 2023. Data outputs from the STAR Registry have already been reported at the EuroPCR 2023 conference in Paris in May 2023 with additional data planned for release at the European Association of Cardiothoracic Surgery conference in Vienna in October 2023. The Registry will continue to report analyses at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The U.S. CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates (73%) compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results on the first 52 critically ill patients from five U.S. ECMO centers were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC registry completed enrollment with 100 patients from five centers, and the final results mirror the high survival (74%) seen in the previous analysis and were recently published in the prestigious journal Critical Care.

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

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is actively enrolling in Spain, Germany and Italy with plans to expand in more countries in 2023. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Resume In-person Sales from a Strong Customer Base: Our core customer base accounts for the majority of our direct sales and grew by 20-25% at the start of the pandemic and has remained stable since. Although the acute care hospital market is still suffering from staffing shortages, decreased procedural revenues, and strained budgets in the aftermath of the COVID pandemic, we are experiencing significantly improving numbers of in-person meetings with customers at hospitals and at scientific conferences which we believe are critical to effective sales, as hospital visiting restrictions have generally been lifted, though some restrictions still remain in certain areas.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who will work closely with our sales teams and best serve the needs and interests of our customers. We have already seen our efforts bear fruit with increasing numbers of cardiac surgery centers internationally who have begun to use CytoSorb to remove antithrombotic drugs during urgent cardiac surgery, for example. We believe this infrastructure will yield many more similar successes across a broad array of applications.
•	New Exclusive Private Hospital Chain Partnerships: We are now the preferred supplier of hemoadsorption technology to the three largest private hospital chains in Germany, including Asklepios Kliniken GmbH, Helios, and the former hospitals of RHÖN-KLINIKUM AG. Many of these hospitals are already current customers and our agreements facilitate access and sales of CytoSorb to these and all other relevant institutions within these hospital networks.

•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A recent 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the ex vivo removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, which MARS does not do, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost hemoperfusion pump is adequate to implement our CytoSorb blood purification technology, without the complexity of a large dialysis or continuous renal replacement therapy (CRRT) machine, without the need for a dialysis technician, and where patients do not need to have failed kidneys. This would greatly simplify treatment with CytoSorb in the ICU - potentially enabling its more ubiquitous and earlier use on more patients while opening the door for more new applications in the emergency room, surgery suites, and elsewhere, in what we call the “hospital-wide” application. We have initially partnered with a major international dialysis company, Nikkiso, to distribute a high-quality hemoperfusion machine in Germany, Austria, and Luxembourg and are in the midst of a soft launch. The machine is only as good as the therapy that is being run on it, and CytoSorb is the market leading cytokine adsorbing technology that makes this an excellent combination treatment and a potentially game-changing new business model going forward.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K., Ireland and France, we now sell direct in three of the E.U.’s Big 5 Economies – Germany, France and the U.K. – and a total of 15 countries direct overall, while working with distributors or partners in the other two Big 5 Economies: Italy, and Spain.
•	Investment in important clinical studies in shock, liver failure, cardiac surgery, ATR, etc: We are committed to funding Company-sponsored studies in key areas that we believe will drive international adoption and usage, with the goal of becoming a standard of care for those applications.

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

The U.S. CTC (CytoSorb Therapy in COVID-19) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Primary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA EUA criteria were presented at the International Symposium of Intensive Care Medicine conference in September 2021 in Brussels, Belgium. In December 2021, we announced the publication of results on the first 52 patients in the peer-reviewed journal Frontiers in Medicine, demonstrating high 90-day survival (73%) The CTC Registry has completed enrollment at 100 patients and 5 U.S. ECMO centers, confirming high 90-day survival (74%).  The final results of the CTC Registry with 100 patients, and a discussion of “enhanced lung rest” due to the combination therapy of CytoSorb with ECMO, were published recently in the journal, Critical Care.

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

On May 12, 2023, the Company was granted a Phase I Small Business Innovation Research (SBIR) award from the United States Department of the Air Force (DAF) valued at $74,918 to explore new ways to treat combat injuries. As of June 30, 2023, we have earned $24,600 in funding under the contract and have approximately $50,300 remaining under the contract.

Research and Development Update

Our research and development work levels have returned back to pre-pandemic levels. The hiring of key technical staff remains a challenge in the current economic environment. Our recruiting process is ongoing, so that we can obtain the technical staff required to be able to timely execute on our various grant and non-grant related research and development projects. As of June 30, 2023, the revenue remaining to be earned on open grant contracts is $8.7 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $15.8 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date.

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

Comparison for the three months ended June 30, 2023 and 2022:

Revenues:

Revenue from product sales was approximately $8,072,000 in the three months ended June 30, 2023, as compared to approximately $7,331,000 in the three months ended June 30, 2022, an increase of approximately $741,000, or 10%. Direct sales increased approximately $331,000, or 8%. Distributor sales increased approximately $410,000, or 14%. The increase in the average exchange rate of the Euro to the U.S. dollar positively impacted second quarter 2023 product sales by approximately $187,000. For the three months ended June 30, 2023, the average exchange rate of the Euro to the U.S. dollar was $1.09 was compared to an average exchange rate of $1.06 for the three months ended June 30, 2022. There were no sales related to the demand for CytoSorb to treat COVID-19 patients during the three months ended June 30, 2023 or for the three months ended June 30, 2022.

Grant income was approximately $1,348,000 for the three months ended June 30, 2023 as compared to approximately $1,165,000 for the three months ended June 30, 2022, an increase of approximately $183,000, or 16%. This increase was a result of a strategic decision to deploy our research and development employees exclusively to grant related activities during the three months ended June 30, 2023.

Total revenues were approximately $9,421,000 for the three months ended June 30, 2023, as compared to total revenues of approximately $8,496,000 for the three months ended June 30, 2022, an increase of approximately $925,000, or 11%.

Cost of Revenues:

For the three months ended June 30, 2023 and 2022, cost of revenue was approximately $3,402,000 and $3,551,000, respectively, a decrease of approximately $149,000. Product cost of revenue was approximately $2,093,000 and $2,453,000, respectively, for the three months ended June 30, 2023 and 2022, a decrease of approximately $360,000. The decrease is due primarily to inefficiencies associated with the relocation of our production activities to our new manufacturing facility in Princeton, New Jersey during the second quarter of 2022 that did not recur in the second quarter of 2023. Product gross margins were approximately 74% for the three months ended June 30, 2023 as compared to approximately 67% for the three months ended June 30, 2022.

Research and Development Expenses:

For the three months ended June 30, 2023, research and development expenses were approximately $3,669,000, as compared to research and development expenses of approximately $4,183,000 for the three months ended June 30, 2022, a decrease of approximately $514,000. This decrease was due to a decrease in our clinical trial activities of approximately $627,000 related to the pause of our STAR-D trial in November 2022. This decrease was offset by approximately $70,000 of costs incurred related to pre-production manufacturing activities required to bring the new manufacturing plant to a state of commercial readiness and an increase in non-grant related research and development costs of approximately $43,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $1,185,000 for the three months ended June 30, 2023, as compared to approximately $679,000 for the three months ended June 30, 2022, an increase of approximately $506,000. This increase was due to an increase in legal fees and expected settlement costs of pending litigation of approximately $306,000 (see Note 6), other increases in legal expenses of approximately $174,000 and the write-off of certain patent costs and an increase in accounting fees and other consulting fees of approximately $26,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $7,724,000 for the three months ended June 30, 2023, as compared to approximately $8,439,000 for the three months ending June 30, 2022, a decrease of $715,000. This decrease was due to a decrease in non-cash stock compensation expense of approximately $191,000, a decrease in travel and entertainment expenses of approximately $99,000, a decrease in public relations costs of approximately $96,000, a decrease in advertising costs of approximately $82,000, a decrease in royalty expense of approximately $73,000, a decrease in commercial insurance of approximately $56,000, a decrease in salaries, commissions and related costs of approximately $43,000, and a decrease in other general and administrative expenses of approximately $75,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2023, the gain on foreign currency transactions was approximately $415,000 as compared to a loss of approximately $2,523,000 for the three months ended June 30, 2022. The 2023 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2023 as compared to March 31, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.091 per Euro at June 30, 2023, as compared to $1.086 per Euro at March 31, 2023. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro at June 30, 2022 as compared to March 31, 2022. The spot exchange rate of the Euro to the U.S. dollar was $1.05 per Euro as of June 30, 2022, as compared to $1.11 per Euro as of March 31, 2022.

Comparison for the six months ended June 30, 2023 and 2022:

Revenues:

Revenue from product sales was approximately $15,982,000 for the six months ended June 30, 2023, as compared to approximately $15,255,000 for the six months ended June 30, 2022, an increase of approximately $727,000, or 5%. Distributor sales increased by approximately $597,000, or 10%. Overall direct sales increased by approximately $130,000, or 1%. The change in the exchange rate of the Euro to U.S. dollar did not have a significant impact on product sales during the six months ended June 30, 2023.

Grant income was approximately $2,888,000 for the six months ended June 30, 2023 as compared to approximately $1,932,000 for the six months ended June 30, 2022, an increase of approximately $956,000 or 49%. During the six months ended June 30, 2022, our research and development employees were either deployed to work-from-home status or reassigned to assist in activities related to increasing the production of CytoSorb. In 2023, research and development employees were assigned exclusively to grant and other research and development activities.

Total revenues were approximately $18,870,000 for the six months ended June 30, 2023, as compared to total revenues of approximately $17,187,000 for the six months ended June 30, 2022, an increase of approximately $1,683,000, or 10%.

Cost of Revenues:

For the six months ended June 30, 2023 and 2022, cost of revenue was approximately $7,396,000 and $5,828,000, respectively, an increase of approximately $1,568,000. Product cost of revenue was approximately $4,624,000 and $4,008,000, respectively, for the six months ended June 30, 2023 and 2022, an increase of approximately $616,000 and grant cost of revenue increased by approximately $952,000. These increases were due primarily to an increases in both product sales and grant revenue.  Product gross margins were approximately 71% for the six months ended June 30, 2023 and approximately 74% for the six months ended June 30, 2022. The reduction in product gross margin is due primarily to start-up costs associated with our new manufacturing facility in Princeton, New Jersey during the six months ended June 30, 2023.

Research and Development Expenses:

For the six months ended June 30, 2023, research and development expenses were approximately $7,883,000 as compared to research and development expenses of approximately $8,427,000 for the six months ended June 30, 2022, a decrease of approximately $544,000.

This decrease was due to a decrease in costs associated with our clinical trial activities of approximately $1,434,000 related to the pause of our STAR-D trial in November 2022, and a decrease in non-grant related research and development activities of approximately $29,000. These decreases were offset by approximately $919,000 of costs incurred related to pre-production manufacturing activities required to bring the new manufacturing plant to a state of commercial readiness.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $1,854,000 for the six months ended June 30, 2023, as compared to approximately $1,480,000 for the six months ending June 30, 2022. The increase of approximately $374,000 was due to an increase in legal fees and expected settlement costs of pending litigation of approximately $306,000 (see Note 6) and an increase in employment agency fees of approximately $80,000. These increases were offset by a decrease in consulting fees of approximately $12,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $16,187,000 for the six months ended June 30, 2023, as compared to $17,600,000 for the six months ended June 30, 2022, a decrease of $1,413,000. This decrease was due to a decrease in salaries, commissions and related costs of approximately $683,000, a decrease in non-cash stock compensation expense of approximately $148,000, a decrease in commercial insurance expenses of approximately $131,000, a decrease in travel and entertainment expenses of approximately $127,000, a decrease in public relations costs of approximately $119,000, a decrease in advertising costs of approximately $100,000, a decrease in royalty expense of approximately $68,000 and a decrease in other general and administrative expenses of approximately $37,000

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2023, the gain on foreign currency transactions was approximately $1,076,000 as compared to a loss of approximately $3,736,000 for the six months ended June 30, 2022. The 2023 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2023 as compared to December 31, 2022. The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro as of June 30, 2023, as compared to $1.07 per Euro at December 31, 2022. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro as of June 30, 2022 as compared to December 31, 2021.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2023, we had an accumulated deficit of approximately $267,477,000, which included losses of approximately $13,479,000 and $19,846,000 for the six-month periods ended June 30, 2023 and 2022, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of June 30, 2023, we had current assets of approximately $23,644,000 and current liabilities of approximately $10,351,000. As of June 30, 2023, $25 million of our total shelf amount was allocated to our ATM facility, of which approximately $22.8 million is still available. In April of 2023, we received approximately $1,000,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. pivotal STAR-T trial. We have instituted tight cost controls which are expected to materially reduce our planned cash burn in 2023.

We believe that we have sufficient cash to fund the Company’s operations through 2023. We will need to raise additional capital to support our ongoing operations in the future.

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

However, starting in the third quarter of 2021, the protracted COVID-19 pandemic began to have a negative impact on our business, due to pandemic-driven adverse market conditions worldwide, especially in Germany which is our largest market. The excessive workload on healthcare workers due to COVID has led to an exodus of healthcare workers, particularly nurses, worldwide, leaving hospitals short-staffed.  This in turn has forced the reduction in ICU beds and allowable patient censuses, and reduced the scheduling of revenue generating surgical procedures, resulting in decreased revenue and economic weakness at hospitals.  Meanwhile, in 2022 the rates of severe COVID-19 illness requiring ICU care, and COVID-related death have been disproportionately very low. This is mainly attributed to high rates of vaccinations, natural immunity, and the availability of anti-viral drugs that are associated with reduced severity of illness, reduced need for hospitalization, and risk of death.  These factors, in turn, have decreased the numbers of COVID-19 patients treatable with CytoSorb.

Additionally, prior to 2023, COVID had slowed our ability to generate clinical data to support our sales and marketing efforts. Currently, we are seeing an easing of the of the negative impacts of COVID-19. In 2023, we have regained access to hospitals and physicians which should positively impact our product sales in the future. The lessened impact of COVID-19 has also had a positive impact on patient enrollment of pivotal STAR-T clinical trial.

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

Going Concern

As of June 30, 2023, the Company’s cash and cash equivalents were approximately $13.2 million, and approximately $1.7 million in restricted cash, which is not expected to fund the Company’s operations beyond the new twelve months from the issuance of these financial statements.  This matter raises substantial doubt about the Company’s ability to continue as a going concern.  As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to raise additional capital in the future.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company is expected to settle a litigation matter. As part of the expected settlement agreement, the Company estimates that it will be required pay a total of $280,000 to settle this matter. in return for a release of all claims against the Company.  This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of June 30, 2023. The expense related to this settlement is included in legal financial and other consulting expenses on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 3023.

The Company is not currently a party to any other legal proceedings.

Item 1A. Risk Factors.

For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023, as supplemented by the following additional risk factor, which shall be deemed to replace, in its entirety, the risk factor in our Annual Report on Form 10-K entitled, “We have a history of losses and expect to incur substantial future losses.”

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of June 30, 2023, we had an accumulated deficit of approximately $267,477,000, which included net losses of approximately $6,153,000 and $10,879,000 for the three months ended June 30, 2023 and 2022, respectively, and included net losses of approximately $13,479,000 and $19,846,000 for the six months ended June 30, 2023 and 2022, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description
10.1	Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 16, 2023, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.

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

CYTOSORBENTS CORPORATION

Dated: August 1, 2023	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2023	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)