Form 10-Q
period 2023-09-30
Cytosorbents Corp
filed 2023-11-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 44,438,509 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	December 31,
	(Unaudited)	2022

ASSETS
Current Assets:
Cash and cash equivalents	$8,359,047	$22,144,567
Grants and accounts receivable, net of allowance for doubtful accounts of $56,893 as of September 30, 2023 and $76,041 at December 31, 2022	6,178,637	5,664,941
Inventories	2,977,146	3,461,586
Prepaid expenses and other current assets	1,745,813	2,488,597
Total current assets	19,260,643	33,759,691

Property and equipment, net	10,282,153	10,743,032
Restricted cash	1,687,459	1,687,459
Right-of-use assets	12,196,049	12,603,901
Other assets	4,148,733	4,437,447
Total Assets	$47,575,037	$63,231,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,441,572	$1,655,173
Current maturities of long-term debt	833,333	—
Lease liability – current portion	117,204	108,939
Accrued expenses and other current liabilities	7,580,287	7,950,440
Total current liabilities	11,972,396	9,714,552
Lease liability, net of current portion	12,892,209	13,142,005
Long-term debt, net of current maturities	4,198,810	5,000,000
Total Liabilities	29,063,415	27,856,557

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, par value $0.001, 5,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock, par value $0.001, 100,000,000 shares authorized; 44,438,509 and 43,635,715 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	44,439	43,635
Additional paid-in capital	292,153,561	287,000,021
Accumulated other comprehensive income	2,983,987	2,329,195
Accumulated deficit	(276,670,365)	(253,997,878)
Total Stockholders’ Equity	18,511,622	35,374,973
Total Liabilities and Stockholders’ Equity	$47,575,037	$63,231,530

See accompanying notes to the condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$7,709,085	$6,271,228	$23,681,183	$21,176,194
Other sales	44,931	191,468	55,285	541,694
Total product sales	7,754,016	6,462,696	23,736,468	21,717,888
Grant income	1,056,831	1,648,657	3,944,696	3,580,447
Total revenue	8,810,847	8,111,353	27,681,164	25,298,335
Cost of revenue	3,203,981	4,493,976	10,600,421	10,322,315
Gross margin	5,606,866	3,617,377	17,080,743	14,976,020

Other expenses:
Research and development	3,749,197	3,290,149	11,632,416	11,716,976
Legal, financial and other consulting	1,103,475	609,518	2,957,738	2,089,330
Selling, general and administrative	8,104,392	8,735,048	24,358,417	26,335,238
Total other expenses	12,957,064	12,634,715	38,948,571	40,141,544
Loss from operations	(7,350,198)	(9,017,338)	(21,867,828)	(25,165,524)

Other income (expense):
Interest income (expense), net	(33,670)	46,845	(105,662)	78,849
Loss on foreign currency transactions	(1,809,652)	(3,230,315)	(733,997)	(6,966,613)
Miscellaneous income (expense)	—	(29)	35,000	6,831
Total other expense, net	(1,843,322)	(3,183,499)	(804,659)	(6,880,933)

Loss before benefit from income taxes	(9,193,520)	(12,200,837)	(22,672,487)	(32,046,457)

Benefit from income taxes	—	—	—	—

Net loss attributable to common stockholders	$(9,193,520)	$(12,200,837)	$(22,672,487)	$(32,046,457)

Basic and diluted net loss per common share	$(0.21)	$(0.28)	$(0.52)	$(0.74)

Weighted average number of shares of common stock outstanding	44,373,969	43,606,980	44,024,483	43,552,238

Net loss	$(9,193,520)	$(12,200,837)	$(22,672,487)	$(32,046,457)
Other comprehensive income:
Currency translation adjustment	1,655,674	2,658,809	654,792	5,674,935
Total comprehensive loss	$(7,537,846)	$(9,542,028)	$(22,017,695)	$(26,371,522)

See accompanying notes to the condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2023 and 2022 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at June 30, 2023	44,193,696	$44,193	$290,199,035	$1,328,313	$(267,476,845)	$24,094,696
Stock-based compensation - employees, consultants and directors	—	—	1,086,163	—	—	1,086,163
Other comprehensive income: foreign translation adjustment	—	—	—	1,655,674	—	1,655,674
Issuance of common stock offerings, net of fees	162,078	162	632,232	—	—	632,394
Proceeds from exercise of stock options for cash	7,962	9	15,920	—	—	15,929
Issuance of restricted stock units	74,773	75	220,211	—	—	220,286
Net loss	—	—	—	—	(9,193,520)	(9,193,520)
Balance at September 30, 2023	44,438,509	$44,439	$292,153,561	$2,983,987	$(276,670,365)	$18,511,622

Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973
Stock-based compensation - employees, consultants and directors	—	—	2,486,679	—	—	2,486,679
Other comprehensive income: foreign translation adjustment	—	—	—	654,792	—	654,792
Issuance of common stock offerings, net of fees	590,348	591	2,106,528	—	—	2,107,119
Proceeds from exercise of stock options for cash	82,355	83	213,224	—	—	213,307
Issuance of restricted stock units	130,091	130	403,811	—	—	403,941
Legal/audit fees related to ATM offering	—	—	(56,702)	—	—	(56,702)
Net loss	—	—	—	—	(22,672,487)	(22,672,487)
Balance at September 30, 2023	44,438,509	$44,439	$292,153,561	$2,983,987	$(276,670,365)	$18,511,622

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at June 30, 2022	43,574,619	$43,575	$285,005,396	$3,541,711	$(241,030,915)	$47,559,767
Stock-based compensation - employees, consultants and directors	—	—	1,005,403	—	—	1,005,403
Other comprehensive income: foreign translation adjustment	—	—	—	2,658,809	—	2,658,809
Stock issued to vendor in lieu of cash payment	—	—	—	—	—	—
Issuance of restricted stock units	60,226	59	118,299	—	—	118,358
Net loss	—	—	—	—	(12,200,837)	(12,200,837)
Balance at September 30, 2022	43,634,845	$43,634	$286,129,098	$6,200,520	$(253,231,752)	$39,141,500

Balance at December 31, 2021	43,478,487	$43,478	$283,194,429	$525,585	$(221,185,295)	$62,578,197
Stock-based compensation - employees, consultants and directors	—	—	2,554,092	—	—	2,554,092
Other comprehensive income: foreign translation adjustment	—	—	—	5,674,935	—	5,674,935
Stock issued to vendor in lieu of cash payment	12,500	12	42,487	—	—	42,499
Issuance of restricted stock units	143,858	144	378,449	—	—	378,593
Legal/audit fees related to ATM offering	—	—	(40,359)	—	—	(40,359)
Net loss	—	—	—	—	(32,046,457)	(32,046,457)
Balance at September 30, 2022	43,634,845	$43,634	$286,129,098	$6,200,520	$(253,231,752)	$39,141,500

See accompanying notes to the condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,672,487)	$(32,046,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	32,143	—
Non-cash compensation	160,999	149,368
Depreciation and amortization	1,067,797	659,407
Amortization of right-of-use asset	166,321	193,567
Write-off of patent cost	475,621	431,426
Bad debt expense	14,459	10,369
Stock-based compensation	2,486,679	2,554,092
Foreign currency translation loss	733,997	6,966,613
Changes in operating assets and liabilities:
Grants and accounts receivable	(603,286)	(860,022)
Inventories	471,822	459,434
Prepaid expenses and other current assets	1,370,510	1,577,559
Other assets	—	53,226
Accounts payable and accrued expenses	1,047,700	(3,042,537)
Net cash used in operating activities	(15,247,725)	(22,893,955)

Cash flows from investing activities:
Purchases of property and equipment	(442,618)	(5,873,928)
Payments for patent costs	(357,696)	(375,568)
Net cash used in investing activities	(800,314)	(6,249,496)

Cash flows from financing activities:
Equity contributions - net of fees incurred	2,050,417	(40,359)
Proceeds from exercise of stock options	213,307	—
Net cash provided by (used in) financing activities	2,263,724	(40,359)
Effect of exchange rates on cash	(1,205)	(401,658)
Net change in cash, cash equivalents and restricted cash	(13,785,520)	(29,585,468)

Cash, cash equivalents and restricted cash - beginning of period	23,832,026	53,825,166
Cash, cash equivalents and restricted cash - end of period	$10,046,506	$24,239,698

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$275,575	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to vendor in lieu of cash payment	$—	$42,499
Capital expenditures included in accounts payable	$—	$280,729
Issuance of restricted stock units	$403,941	$378,593

See accompanying notes to the condensed consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

September 30, 2023

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of September 30, 2023, the Company’s cash and cash equivalents were approximately $10.0 million, including $8.4 million in cash and cash equivalents and approximately $1.7 million in restricted cash, which is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company will need to raise additional capital to support our ongoing operations in the future.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation for its DrugSorb-ATR Antithrombotic Removal System for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorbents’ technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health. In July 2021, the Company received full approval of its Investigative Device Exemption (“IDE”) to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind randomized control trial (“RCT”) for up to 120 patients in the United States to support FDA marketing approval. In July 2023, the Company announced that enrollment in the STAR-T trial completed, and in August 2023, the Company announced completion of the STAR-T trial, following the last scheduled patient follow-up.

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

If FDA marketing approval is obtained for either the removal of ticagrelor or direct oral anticoagulants indications, the device will be marketed as DrugSorb-ATR in the United States. The DrugSorb-ATR Antithrombotic Removal System is based on the same polymer technology as CytoSorb.

In May 2022, the Company announced that the Company entered into a three-year preferred supplier agreement with Asklepios, making CytoSorb available without restrictions to all of the approximately 170 healthcare facilities across 14 states throughout Germany at which Asklepios operates. This includes Asklepios Klinik St. Georg in Hamburg, Germany, which pioneered the use of CytoSorb to remove antithrombotic drugs during cardiothoracic surgery, and is well-known for their seminal publication on CytoSorb use for this application during emergency cardiac surgery in patients at high risk of bleeding.

In June 2022, the Company announced that, following a successful pilot program in three countries, the Company signed an expanded non-exclusive agreement with Nikkiso Europe GmbH (“Nikkiso”) to distribute Nikkiso’s PureADJUST stand-alone hemoperfusion pump and accessories in a total of 14 countries. In addition to securing the rights to sell Nikkiso’s stand-alone pump and accessories in Germany, Austria, and Luxembourg, the Company entered into an expanded multi-country reseller agreement with Nikkiso covering the following countries: Belgium, Bosnia and Herzegovina, Croatia, Finland, France, Iceland, Lichtenstein, Poland, Serbia, Slovenia and Switzerland. The Company will also be able to provide field support services in these countries. In September 2023, the distribution agreement with Nikkiso expired, and the Company indicated that it would not seek renewal of the agreement. The Company is actively working with a new supplier to provide a stand-alone hemoperfusion pump.

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. The launch of this program is expected to occur in 2024.

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology which, as of September 30, 2023, is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2023 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States Dollar, the foreign currency financial statements of the European subsidiary are included in operations. The Euro is the functional currency of CytoSorbents Europe GmbH. Foreign currency transaction gain/(loss) included in net loss amounted to approximately ($1,810,000) and ($3,230,000) for the three months ended September 30, 2023 and 2022, respectively. Foreign currency transaction gain/(loss) included in net loss amounted to approximately ($734,000) and ($6,967,000) for the nine months ended September 30, 2023 and 2022, respectively. The Company translates assets and liabilities of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates during the period. The Company includes accumulated net translation adjustments in accumulated other comprehensive income as a component of stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$8,359,047	$22,144,567
Restricted cash	1,687,459	1,687,459
Total cash, cash equivalents and restricted cash	$10,046,506	$23,832,026

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

Accounts receivable are unsecured, non-interest bearing customer obligations due under normal trade terms. The Company sells its devices to various hospitals and distributors. The Company performs ongoing credit evaluations of its customers’ financial conditions. Management reviews accounts receivable periodically to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts amounted to approximately $57,000 and $76,000 as of September 30, 2023 and December 31, 2022, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At September 30, 2023 and December 31, 2022, the Company’s inventory was comprised of finished goods, which amounted to $1,389,151 and $1,567,871, respectively; work in process which amounted to $1,140,784 and $1,280,368, respectively; and raw materials, which amounted to $447,211 and $613,347, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three and nine months ended September 30, 2023, the Company recorded impairment charges of approximately $183,000 and $476,000, respectively, related to certain patent costs. There were no charges for impairments during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an impairment charge of approximately $431,000 related to certain patent costs. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

Advertising expenses are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss when incurred. Advertising expenses amounted to approximately $49,000 and $143,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $143,000 and $358,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2023 or December 31, 2022. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of September 30, 2023, one distributor accounted for approximately 26% of outstanding grants and accounts receivable. As of December 31, 2022, two distributors accounted for approximately 27% of outstanding grants and accounts receivables. For the three months ended September 30, 2023, no distributor or direct customers accounted for more than 10% of the Company's total revenue and for the nine months ended September 30, 2023, one distributor accounted for approximately 10% of the total revenue. For the three months ended September 30, 2022, one distributor accounted for approximately 16% of the Company's total revenue and for the nine months ended September 30, 2022, no distributor or direct customer accounted for more than 10% of total revenue.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $140,000 and $79,000, respectively, for the three months ended September 30, 2023 and 2022, and $341,000 and $166,000, respectively, for the nine months ended September 30, 2023 and 2022.

Effect of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, issued Accounting Standards Update (“ASU”) No. 2016-13 entitled, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU provides guidance on the calculation of credit losses, which includes the allowance for doubtful accounts on trade accounts receivable. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2022. The Company implemented the updated guidance during the nine months ended September 30, 2023, and this did not have significant impact on its consolidated financial statements.

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

Subject to the terms of the Sales Agreement, the Agent is required to use its commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales under the Sale Agreement during the year ended December 31, 2022. During the nine months ended September 30, 2023, the Company sold 590,348 shares pursuant to the Sale Agreement, at an average selling price of $3.68 per share, generating net proceeds of approximately $2,107,000. In addition, during the year ended December 31, 2022 and during the nine months ended September 30, 2023, the Company paid approximately $90,000 and $57,000, respectively, in expenses related to the Sale Agreement.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $1,086,000 and $2,487,000 for the three and nine months ended September 30, 2023, respectively, and approximately $1,005,000 and $2,554,000 for the three and nine months ended September 30, 2022, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general, and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2022	9,474,824	$4.66	7.36
Granted	2,583,880	$3.45	—
Forfeited	(748,381)	$2.96	—
Expired	(435,781)	$5.10	—
Exercised	(84,093)	$2.61	—
Outstanding, September 30, 2023	10,790,449	$4.48	7.26

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $1.55 to $3.71 per share) and expected life of the stock option (10 years), the current price of the underlying stock and its expected volatility (70.9%), expected dividends (0)% on the stock and the risk free interest rate (ranging from 3.50% to 4.61%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of September 30, 2023 of $1.88 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2023	Price	Life (Years)	Value
$1.11 - $13.20	10,790,449	$4.48	7.26	$11,960

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2023	Price	Value
5,653,877	$5.88	$2,750

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2022	4,851,739	$1.84
Granted	2,583,880	$2.36
Forfeited	(748,381)	$1.96
Vested	(1,550,666)	$2.53
Non-vested, September 30, 2023	5,136,572	$1.88

As of September 30, 2023, the Company had approximately $7,990,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 41 months.

Awards of Stock Options

On July 7, 2023, the Board of Directors granted options to purchase 1,138,750 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2023 individual performance evaluation. Once awarded, these options will vest one quarter on the first anniversary of the grant date, one quarter on the second anniversary of the grant date, one quarter on the third anniversary of the grant date and one quarter on fourth anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $2,665,000. During the three and nine months ended September 30, 2023, the Company recorded approximately $196,000 of stock option expense related to these options.

On July 7, 2023, the Board of Directors granted options to purchase 56,130 shares of common stock to certain of the Company’s employees. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $156,000. During the three and nine months ended September 30, 2023, the Company recorded approximately $34,000 of stock option expense related to these options.

On July 7, 2023, the Board of Directors granted options to purchase 100,000 shares of common stock to members of the Company’s Board of Directors. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $278,000. During the three and nine months ended September 30, 2023, the Company recorded approximately $65,000 of stock option expense related to these options.

On July 7, 2023, the Board of Directors granted options to purchase 20,000 shares of common stock to a named executive officer of the Company. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $56,000. During the three and nine months ended September 30, 2023, the Company recorded approximately $13,000 of stock option expense related to these options.

On July 7, 2023, the Board of Directors granted options to purchase 424,000 shares of common stock to certain senior managers of the Company. These options will vest one half on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $992,000. During the three and nine months ended September 30, 2023, the Company recorded approximately $144,000 of stock option expense related to these options.

On July 7, 2023, the Board of Directors granted options to purchase 182,000 shares of common stock to the named executive officers and certain senior managers of the Company. These options were awarded as a one-time award to each executive officer or senior manager in order to account for lost wages resulting from the salary freezes implemented by the Company over the preceding two years and to account for recent inflation. These options will vest one half on the first anniversary of the grant date, and one half on the second anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $426,000. During the three and nine months ended September 30, 2023, the Company recorded approximately $36,000 of stock option expense related to these options.

On July 7, 2023, the Board of Directors granted options to purchase 115,000 shares of common stock to a senior manager of the Company. These options will vest only upon the achievement of certain milestones pursuant to the terms of the Company’s existing 2022-2025 performance pool in place for the Company’s management team. The grant date fair value of these unvested options amounted to approximately $320,000. As of September 30, 2023, none of these milestones have been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

On July, 10, 2023, in connection with his appointment as Chief Financial Officer, Mr. Alexander D’Amico was awarded options to purchase 70,000 shares of common stock which will vest as follows: 25,000 options upon the six-month anniversary of the date of grant and 15,000 options upon each of the first, second and third anniversaries of the date of grant. Mr. D’Amico was also granted options to purchase 215,000 shares of common stock that will vest only upon the achievement of certain milestones pursuant to the terms of the Company’s existing 2022-2025 performance pool in place for the Company’s management team. All of these options were forfeited upon the termination of Mr. D’Amico’s employment agreement. See Note 6.

During the nine months ended September 30, 2023, 263,000 options were awarded to newly hired employees in connection with their employment agreements.

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

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2022	346,500	779,500	1,764,500	2,890,500	$4,480,275
Granted	—	150,000	230,000	380,000
Forfeited	—	(150,000)	(222,750)	(372,750)
September 30, 2023	346,500	779,500	1,771,750	2,897,750	$5,447,770

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.

Other Awards of Restricted Stock Units:

On April 12, 2021, certain named executive officers and senior managers were granted 235,765 restricted stock units. These awards were valued at approximately $2,220,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2023 and 2022, the Company recorded (income) expense of approximately $0 and $177,000, and $(245,000) and $50,000, respectively, related to these restricted stock unit awards.

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2023 and 2022, the Company recorded a charge of approximately $106,000 and $214,000, and $200,000 and $214,000, respectively, related to these restricted stock unit awards.

On July 7, 2023, certain named executive officers and senior managers were granted 250,000 restricted stock units. These awards were valued at approximately $883,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and will vest two-thirds on the first anniversary of date of the grant, and one-third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2023 and 2022, the Company recorded a charge of approximately $102,000 and $0, and $102,000 and $0, respectively, related to these restricted stock unit awards.

On September 18, 2023, a named executive officer was granted 45,000 restricted stock units. This award was valued at approximately $89,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant, and vested (will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2023 and 2022, the Company recorded a charge of approximately $50,000 and $0, and $50,000 and $0, respectively, related to these restricted stock unit awards.

On January 23, 2023, an employee was awarded 30,000 restricted stock units, as a condition of her employment. These awards were valued at $64,200 at the date of issuance. Also in 2023, 2,500 restricted stock units were forfeited. The remaining unvested restricted stock awards will vest based upon a change of control or over the next two to four years, whichever occurs first. For the three and nine months ended September 30, 2023 and 2022, the Company recorded a charge (income) of approximately $8,000 and $0, and $54,000 and $(34,000), respectively, related to all restricted stock units.

On July 10, 2023, in connection with his appointment as Chief Financial Officer, Mr. D'Amico was awarded 45,000 restricted stock units which were scheduled to vest one half on the first anniversary of the grant date and one half on the second anniversary of the grant date. These restricted stock units were valued at approximately $157,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant. Additionally, on July 10, 2023, Mr. D'Amico was awarded 15,000 restricted stock units which were scheduled to vest either upon a Change of Control or will cliff vest on the second anniversary of the date of the grant, subject to Mr. D'Amico's continued service with the Company as of the applicable vesting date. Upon Mr. D'Amico's and the Company's mutual agreement to terminate his employment, effective August 28, 2023, all 60,000 of his restricted stock units were forfeited.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2022	312,092	$4.42
Granted	385,000	$3.23
Vested	(204,087)	$4.79
Forfeited	(62,500)	$3.57
Non-vested, September 30, 2023	430,505	$3.31

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$44,933	$—	$—	$44,933
Germany	2,937,431	—	—	2,937,431
All other countries	1,267,051	3,504,601	—	4,771,652
Total product revenue	4,249,415	3,504,601	—	7,754,016
Grant and other income:
United States	—	—	1,056,831	1,056,831

Total revenue	$4,249,415	$3,504,601	$1,056,831	$8,810,847

The following table disaggregates the Company's revenue by customer type and geographic area for the three months ended September 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$191,468	$9,000	$—	$200,468
Germany	2,493,044	—	—	2,493,044
All other countries	978,805	2,790,379	—	3,769,184
Total product revenue	3,663,317	2,799,379	—	6,462,696
Grant and other income:
United States	—	—	1,648,657	1,648,657

Total revenue	$3,663,317	$2,799,379	$1,648,657	$8,111,353

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$55,284	$—	$—	$55,284
Germany	9,443,787	—	—	9,443,787
All other countries	4,263,375	9,974,022	—	14,237,397
Total product revenue	13,762,446	9,974,022	—	23,736,468
Grant and other income:
United States	—	—	3,944,696	3,944,696

Total revenue	$13,762,446	$9,974,022	$3,944,696	$27,681,164

The following table disaggregates the Company's revenue by customer type and geographic area for the nine months ended September 30, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$541,695	$181,750	$—	$723,445
Germany	9,259,338	—	—	9,259,338
All other countries	3,245,637	8,489,468	—	11,735,105
Total product revenue	13,046,670	8,671,218	—	21,717,888
Grant and other income:
United States	—	—	3,580,447	3,580,447

Total revenue	$13,046,670	$8,671,218	$3,580,447	$25,298,335

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Receivables, which are included in grants and accounts receivable	$4,527,080	$3,822,452
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,628,182	$1,682,837

Contract receivables represent balances due from product sales to distributors amounting to $4,122,442 and $2,944,031 at September 30, 2023 and December 31, 2022, respectively, and billed and unbilled amounts due on government contracts amounting to $404,638 and $878,421 at September 30, 2023 and December 31, 2022, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $135,410 and $166,065 as of September 30, 2023 and December 31, 2022, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred, which amounted to $1,492,772 and $1,516,772 at September 30, 2023 and December 31, 2022, respectively.

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

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which was amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized as a charge to interest expense. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loans via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the three and nine months ended September 30, 2023, the Company recorded interest expense of approximately $10,714 and $32,143, respectively,related to the final fee. The Term Loans are evidenced by a secured promissory note issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following as of September 30, 2023:

Principal amount	$5,000,000
Accrued final fee	32,143
Subtotal	5,032,143
Less current maturities	833,333
Long-term debt net of current maturities	$4,198,810

Principal payments of long-term debt are due as follows during the 12-month periods ending September 30th:

2024	$833,333
2025	3,333,334
2026	833,333
Total	$5,000,000

6.    COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer. Each of the agreements has an initial term of three years and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expired on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. In January 2023, these employment agreements automatically renewed for an additional one year.

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

Effective March 31, 2023, Ms. Bloch retired from her role as Chief Financial Officer of the Company. Ms. Bloch’s employment agreement expired on March 31, 2023, upon her retirement from the Company. In connection with Ms. Bloch’s retirement, the Company and Ms. Bloch entered into a Consulting Agreement, dated as of March 31, 2023 (the “Consulting Agreement”), pursuant to which Ms. Bloch will serve as a consultant to the Company and as the Company’s Interim Chief Financial Officer. On September 18, 2023, the Company entered into a new Employment Agreement with Ms. Kathleen P. Bloch pursuant to which Ms. Bloch will continue to serve as the Company’s Chief Financial Officer. Ms. Bloch’s service under the Employment Agreement has replaced and terminated the Consulting Agreement disclosed above. The Employment Agreement provides for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business-related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreement provides for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason”, as defined in each agreement. Unless terminated sooner by either the Company or Ms. Bloch, the Employment Agreement will remain in effect until December 31, 2025, and thereafter, as mutually agreed between the Company and Ms. Bloch.

On July 19, 2023, the Company announced the appointment of Alexander D’Amico as Chief Financial Officer effective August 7, 2023. The Company entered into an executive employment agreement with Mr. D’Amico with an initial term commencing on August 7, 2023 and expiring on December 31, 2025. On August 28, 2023, the Company and Mr. D’Amico mutually agreed to terminate Mr. D’Amico’s employment with the Company. Mr. D’Amico and the Company entered into a Mutual Termination and Release Agreement (the “Termination and Release Agreement”), pursuant to which the Company and Mr. D’Amico have mutually agreed to terminate the Employment Agreement in its entirety. In addition, under the Termination and Release Agreement, the Company and Mr. D’Amico have agreed to customary and mutual non-disparagement and release provisions.

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company has settled a litigation matter. As part of the settlement agreement, the Company will be required pay a total of $280,000 to settle this matter in return for a release of all claims against the Company. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of September 30, 2023. The expense related to this settlement is included in legal financial and other consulting expenses on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 3023.

The Company is not currently a party to any other litigation.

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended September 30, 2023 and 2022, the Company recorded royalty expenses of approximately $229,000 and $187,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded royalty expenses of approximately $703,000 and $627,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the three and nine months ended September 30, 2023, the Company did not record any expense related to this agreement as the launch of this program is expected to occur in 2024.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended September 30, 2023 and 2022 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $308,000 and $312,000, respectively. For the nine months ended September 30, 2023 and 2022 pursuant to the terms of the license agreement, the Company recorded licensing expenses of approximately $940,000 and $1,046,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

	September 30,	December 31,
	2023	2022
Right-of-use asset	$12,196,049	$12,603,901

Total lease liability	$13,009,413	$13,250,944
Less current portion	(117,204)	(108,939)
Lease liability, net of current portion	$12,892,209	$13,142,005

The maturities of the lease liabilities are as follows for the periods ending September 30:

2024	$1,294,887
2025	1,685,727
2026	1,725,524
2027	1,766,415
2028	1,808,431
Thereafter	15,875,975
Total lease payments	24,156,959
Present value discount	(11,147,546)
Total	$13,009,413

For the three months ended September 30, 2023 and 2022, operating cash flows paid in connection with operating leases amounted to approximately $633,000 and $659,000, respectively, and $1,801,000 and $2,057,000, respectively, for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term was 12.9 years and 13.1 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended September 30, 2023 and 2022 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding options and restricted stock awards representing approximately 14,119,000 and 11,428,000 incremental shares at September 30, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated a pivotal randomized, controlled clinical trial in the U.S. and Canada, called the STAR-T trial, evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA and Health Canada marketing approval. In July 2023, the Company announced that enrollment in the STAR-T trial completed, and in August 2023, the Company announced completion of the STAR-T trial, following the last scheduled patient follow-up.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, and shock. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 221,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 COVID-19 patients to date. DrugSorb-ATR has been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. DrugSorb-ATR was also granted a second FDA Breakthrough Device designation for the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery.

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and in November 2022 the first milestone was completed with the first one-third of patients enrolled, triggering the first independent Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended continuing the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In April 2023, the study reached the 2nd milestone of 67% enrollment or 80 patients triggering the second independent DSMB meeting. The DSMB again recommended continuing the study as planned without any modifications. The STAR-T study completed in August 2023 with final patient follow-up. Currently the trial remains blinded, with focus on finalizing data monitoring to get to database lock, at which point data analysis will begin. We expect to complete our initial STAR-T data analysis before year-end. We intend to announce whether we believe the results from STAR-T can support an FDA marketing approval application thereafter.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. Study enrollment was paused in November of 2022 for business reasons and we believe that the study will resume after completion of the STAR-T trial activities.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Sweden and Belgium and is planned to expand to additional countries. Data outputs from the STAR Registry have already been reported at the EuroPCR 2023 conference in Paris in May 2023 and at the European Association of Cardiothoracic Surgery conference in Vienna in October 2023. The Registry will continue to report analyses at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

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

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is actively recruiting in Spain, Germany and Italy with plans to expand into additional countries. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Resume In-person Sales from a Strong Customer Base: Our core customer base accounts for the majority of our direct sales and grew by 20-25% at the start of the pandemic and has remained stable since. Although the acute care hospital market is still suffering from staffing shortages, decreased procedural revenues, and strained budgets in the aftermath of the COVID pandemic, we are experiencing improving numbers of in-person meetings with customers at hospitals and at scientific conferences which we believe are critical to effective sales, as hospital visiting restrictions have generally been lifted, though some restrictions still remain in certain areas.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who will work closely with our sales teams and best serve the needs and interests of our customers. We have already seen our efforts bear fruit with increasing numbers of cardiac surgery centers internationally who have begun to use CytoSorb to remove antithrombotic drugs during urgent cardiac surgery, for example. We believe this infrastructure will yield many more similar successes across a broad array of applications.
•	New Exclusive Private Hospital Chain Partnerships: We are now the preferred supplier of hemoadsorption technology to the three largest private hospital chains in Germany, including Asklepios Kliniken GmbH, Helios, and the former hospitals of RHÖN-KLINIKUM AG. Many of these hospitals are already current customers and our agreements facilitate access and sales of CytoSorb to these and all other relevant institutions within these hospital networks.

•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A recent 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the ex vivo removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, which MARS does not do, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost hemoperfusion pump is adequate to implement our CytoSorb blood purification technology, without the complexity of a large dialysis or continuous renal replacement therapy (CRRT) machine, without the need for a dialysis technician, and where patients do not need to have failed kidneys. This would greatly simplify treatment with CytoSorb in the ICU - potentially enabling its more ubiquitous and earlier use on more patients while opening the door for more new applications in the emergency room, surgery suites, and elsewhere, in what we call the “hospital-wide” application. We initially partnered with a major international dialysis company, Nikkiso, to distribute a high-quality hemoperfusion machine. The Nikkiso agreement expired in September 2023. The Company is actively working with a new supplier to provide a stand-alone hemoperfusion pump. The machine is only as good as the therapy that is being run on it, and CytoSorb is the market leading cytokine adsorbing technology that makes this an excellent combination treatment and a potentially game-changing new business model going forward.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K., Ireland and France, we now sell direct in three of the E.U.’s Big 5 Economies – Germany, France and the U.K. – and a total of 15 countries direct overall, while working with distributors or partners in the other two Big 5 Economies: Italy and Spain.
•	Investment in important clinical studies in shock, liver failure, cardiac surgery, ATR, etc: We are committed to funding Company-sponsored studies in key areas that we believe will drive international adoption and usage, with the goal of becoming a standard of care for those applications.

Strategic Partner Update

On November 8, 2023, Biocon Biologics (“Biocon”) announced that it entered into a definitive agreement with Eris Lifesciences (“Eris”) for the divestiture of its Dermatology and Nephrology branded formulations business units in India.  This transaction is expected to close by the end of November 2023.  In connection with this proposed transfer, the Company and Eris have entered into a temporary agreement for the distribution of CytoSorb® products in India.  This temporary agreement has the same terms as the Company’s existing distribution agreement with Biocon except for the expiration date of the agreement, which has been updated from September 13, 2026, under the existing Biocon distribution agreement to December 31, 2025, under the temporary agreement. Both the Company and Eris have agreed that they will use their best efforts to negotiate and finalize a new distribution agreement that will be commercially attractive to both parties. As a result, Eris would act the Company’s exclusive distributor of CytoSorb® products in India. If a new distribution agreement with Eris is not executed by December 31, 2025, this temporary agreement will become null and void.

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

On May 12, 2023, the Company was granted a Phase I Small Business Innovation Research (SBIR) award from the United States Department of the Air Force (DAF) valued at $74,918 to explore new ways to treat combat injuries. As of September 30, 2023, we have earned the $74,918 in funding and no further funding remains under this contract.

Research and Development Update

Our research and development work levels have returned back to pre-pandemic levels. As of September 30, 2023, the revenue remaining to be earned on open grant contracts is $7.6 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma),

HemoDefend-RBC™ and K+ontrol™, have been the beneficiary of approximately $15.8 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date. We have completed a strategic review of our research and development programs based on technical feasibility, regulatory complexity and market opportunity to assess what projects have the highest chance of commercial success. As a result of this analysis, we have concluded, the best opportunity for commercialization resides with the HemoDefend-BGA and DrugSorb-ATR products. We are consolidating our research and development teams onto these two projects as we conclude our grant obligations with respect to HemoDefend-RBC and K+ontrol™.

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

Comparison for the three months ended September 30, 2023 and 2022:

Revenues:

Revenue from product sales was approximately $7,754,000 in the three months ended September 30, 2023, as compared to approximately $6,463,000 in the three months ended September 30, 2022, an increase of approximately $1,291,000, or 20%. Direct sales increased approximately $586,000, or 16%. Distributor sales increased approximately $705,000, or 25%. The increase in the average exchange rate of the Euro to the U.S. dollar positively impacted third quarter 2023 product sales by approximately $508,000. For the three months ended September 30, 2023, the average exchange rate of the Euro to the U.S. dollar was $1.09 as compared to an average exchange rate of $1.01 for the three months ended September 30, 2022.

Grant income was approximately $1,057,000 for the three months ended September 30, 2023 as compared to approximately $1,649,000 for the three months ended September 30, 2022, a decrease of approximately $592,000, or 36%. This decrease was a result of the conclusion of several grants during the three months ended September 30, 2023.

Total revenues were approximately $8,811,000 for the three months ended September 30, 2023, as compared to total revenues of approximately $8,111,000 for the three months ended September 30, 2022, an increase of approximately $700,000, or 9%.

Cost of Revenues:

For the three months ended September 30, 2023 and 2022, cost of revenue was approximately $3,204,000 and $4,494,000, respectively, a decrease of approximately $1,290,000. Product cost of revenue was approximately $2,161,000 and $2,916,000, respectively, for the three months ended September 30, 2023 and 2022, a decrease of approximately $755,000. The decrease is due primarily to inefficiencies associated with the relocation of our production activities to our new manufacturing facility in Princeton, New Jersey during the three months ended September 30, 2022 that did not recur in 2023. Product gross margins were approximately 72% for the three months ended September 30, 2023 as compared to approximately 55% for the three months ended September 30, 2022.

Research and Development Expenses:

For the three months ended September 30, 2023, research and development expenses were approximately $3,749,000, as compared to research and development expenses of approximately $3,290,000 for the three months ended September 30, 2022, an increase of approximately $459,000. This increase was due to an increase in our clinical trial activities of approximately $164,000 resulting from the costs related to our Star-T trial, approximately $147,000 in commercial readiness activities related to DrugSorb ATR and an increase in other non-grant research and development activities of approximately $148,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $1,103,000 for the three months ended September 30, 2023, as compared to approximately $610,000 for the three months ended September 30, 2022, an increase of approximately $494,000. This increase was due to costs related to the abandonment of certain patent applications of approximately $183,000, other increases in legal expenses of approximately $42,000, an increase in consulting costs of approximately $152,000 related to regulatory matters on DrugSorb-ATR, an increase in employment agency fees of approximately $93,000 and an increase in accounting fees of approximately $24,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $8,104,000 for the three months ended September 30, 2023, as compared to approximately $8,735,000 for the three months ending September 30, 2022, a decrease of $631,000. This decrease was due to a decrease in advertising costs of approximately $683,000, a decrease in salaries, commissions and related costs of approximately $28,000, and a decrease in non-cash restricted stock expense of approximately $105,000. These decreases were offset by an increase in non-cash stock compensation expense of approximately $81,000, an increase in travel and entertainment costs of approximately $73,000 and an increase in other general and administrative costs of approximately $31,000.

Loss on Foreign Currency Transactions:

For the three months ended September 30, 2023, the loss on foreign currency transactions was approximately $1,810,000 as compared to a loss of approximately $3,230,000 for the three months ended September 30, 2022. The 2023 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2023 as compared to June 30, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.06 per Euro at September 30, 2023, as compared to $1.09 per Euro at June 30, 2023. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2022 as compared to June 30, 2022. The spot exchange rate of the Euro to the U.S. dollar was $0.98 per Euro at September 30, 2022, as compared to $1.05 per Euro at June 30, 2022.

Comparison for the nine months ended September 30, 2023 and 2022:

Revenues:

Revenue from product sales was approximately $23,736,000 for the nine months ended September 30, 2023, as compared to approximately $21,718,000 for the nine months ended September 30, 2022, an increase of approximately $2,019,000, or 9%. Direct sales increased by approximately $716,000, or 6%. Distributor sales increased by approximately $1,303,000, or 15%. The increase in the average exchange rate of the Euro to the U.S. dollar positively impacted product sales for the nine months ended September 30, 2023 by approximately $404,000. For the nine months ended September 30, 2023, the average exchange rate of the Euro to the U.S. dollar was $1.08 as compared to an average exchange rate of $1.06 for the nine months ended September 30, 2022.

Grant income was approximately $3,945,000 for the nine months ended September 30, 2023 as compared to approximately $3,580,000 for the nine months ended September 30, 2022, an increase of approximately $364,000 or 10%. This increase is the result of the impact of new grants awarded during the nine months ended September 30, 2023.

Total revenues were approximately $27,681,000 for the nine months ended September 30, 2023, as compared to total revenues of approximately $25,298,000 for the nine months ended September 30, 2022, an increase of approximately $2,383,000, or 9%.

Cost of Revenues:

For the nine months ended September 30, 2023 and 2022, cost of revenue was approximately $10,600,000 and $10,322,000, respectively, an increase of approximately $278,000. Product cost of revenue was approximately $6,785,000 and $6,924,000, respectively, for the nine months ended September 30, 2023 and 2022, a decrease of approximately $139,000. The decrease in product cost of revenue was due to a reduction in the cost per device manufactured as we begin to realize production efficiencies at our new manufacturing facility in Princeton, New Jersey. Grant cost of revenue for the nine months ended September 30, 2023 was approximately $3,815,000 as compared to $3,398,000 for the nine months ended September 30, 2022, an increase of approximately $417,000. This increase in cost of grant revenue was due primarily to an increase in grant revenue. Product gross margins were approximately 71% for the nine months ended September 30, 2023 and approximately 68% for the nine months ended September 30, 2022. The increase in product gross margin is due primarily to inefficiencies associated with the relocation of our production activities to our new manufacturing facility in Princeton, New Jersey during the nine months ended September 30, 2022 that did not recur in 2023.

Research and Development Expenses:

For the nine months ended September 30, 2023, research and development expenses were approximately $11,632,000 as compared to approximately $11,717,000 for the nine months ended September 30, 2022, a decrease of approximately $85,000. This decrease was due to a decrease in costs associated with our clinical trial activities of approximately $1,270,000 related to the pause of our STAR-D trial in November 2022. This decreases was offset by approximately $850,000 of costs incurred related to pre-production manufacturing activities required to bring the new manufacturing plant to a state of commercial readiness, approximately $268,000 of costs related to commercial readiness activities related to DrugSorb ATR and an increase of other non-grant related research and development activities of approximately $67,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $2,958,000 for the nine months ended September 30, 2023, as compared to approximately $2,089,000 for the nine months ending September 30, 2022. The increase of approximately $869,000 was due to settlement costs of certain pending litigation matters of approximately $280,000, and increase in legal fees of approximately $205,000, an increase in employment agency fees of approximately $174,000, an increase in consulting costs of approximately $153,000 related to regulatory matters on DrugSorb-ATR, an increase in costs related to the abandonment of certain patent applications of approximately $45,000 and an increase in accounting fees of approximately $12,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $24,358,000 for the nine months ended September 30, 2023, as compared to $26,335,000 for the nine months ended September 30, 2022, a decrease of $1,977,000. This decrease was due to a decrease in salaries, commissions and related costs of approximately $712,000, a decrease in advertising costs of approximately $643,000, a decrease in travel and entertainment expenses of approximately $54,000, a decrease in non-cash stock compensation expense of approximately $67,000, a decrease in commercial insurance expenses of approximately $173,000, a decrease in public relations costs of approximately $156,000, a decrease in royalty expense of approximately $78,000, a decrease in occupancy costs of approximately $83,000 and a decrease in other general and administrative expenses of approximately $11,000.

Loss on Foreign Currency Transactions:

For the nine months ended September 30, 2023, the loss on foreign currency transactions was approximately $734,000 as compared to a loss of approximately $6,967,000 for the nine months ended September 30, 2022. The 2023 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of September 30, 2023 as compared to December 31, 2022. The spot exchange rate of the Euro to the U.S. dollar was $1.06 per Euro as of September 30, 2023, as compared to $1.07 per Euro at December 31, 2022. The 2022 loss was directly related to the decrease in the spot exchange rate of the Euro to U.S. dollar which was $0.98 as of September 30, 2022 as compared to $1.14 as of December 31, 2021.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2023, we had an accumulated deficit of approximately $276,670,000, which included losses of approximately $22,672,000 and $32,046,000 for the nine-month periods ended September 30, 2023 and 2022, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of September 30, 2023, we had current assets of approximately $19,261,000 and current liabilities of approximately $11,972,000. As of September 30,

2023, $25 million of our total shelf amount was allocated to our ATM facility, of which approximately $22.8 million is still available. In April of 2023, we received approximately $1,000,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. pivotal STAR-T trial and we have instituted tight cost controls.

At September 30, 2023, we have approximately $10.0 million in cash, including approximately $8.4 million and $1.7 million in unrestricted and restricted cash, respectively. We believe this is sufficient to fund the Company’s operations through the first quarter of 2024. We will need to raise additional capital to support our ongoing operations in the future, and are currently pursuing different sources, including less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof.

COVID-19 Impact on Financial Results

For the first year and a half of the coronavirus pandemic, COVID-19 was generally a positive driver for CytoSorb sales and highlighted the use of CytoSorb to treat cytokine storm and hyperinflammation. Because of this, the pandemic was a catalyst for CytoSorb orders from existing customers and also from new hospitals in countries where CytoSorb was not previously sold. We believe this awareness of CytoSorb increased overall usage during the COVID-19 pandemic.

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

Going Concern

As of September 30, 2023, the Company’s cash position was approximately $10.0 million, with cash and cash equivalents of approximately $8.4 million, and approximately $1.7 million in restricted cash, which is not expected to fund the Company’s operations beyond twelve months from the issuance of these financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company will need to raise additional capital to support our ongoing operations in the future.

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

No change in our internal control over financial reporting occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company has settled a litigation matter. As part of the settlement agreement, the Company will be required pay a total of $280,000 to settle this matter. in return for a release of all claims against the Company. This liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of September 30, 2023. The expense related to this settlement is included in legal financial and other consulting expenses on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 3023.

The Company is not currently a party to any other legal proceedings.

Item 1A. Risk Factors.

For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023, as supplemented by the following additional risk factors, which shall be deemed to replace, in their entirety, the following respective risk factors in our Annual Report on Form 10-K: “We have a history of losses and expect to incur substantial future losses.”, “Our business could be harmed by adverse economic conditions in Germany, our primary geographical market, or by economic and/or political instability in the EU or elsewhere caused by Brexit, trade conflicts, or other factors.”, “Our business may be negatively affected if the United States and/or the countries in which we sell our products participate in wars, military actions or are otherwise the target of international terrorism.” and “We may require additional capital in the future to fund our operations.”

We have a history of losses and expect to incur substantial future losses, and the report of our auditor on our consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of September 30, 2023, we had an accumulated deficit of approximately $276,670,000, which included net losses of approximately $9,914,000 and $12,201,000 for the three months ended September 30, 2023 and 2022, respectively, and included net losses of approximately $22,672,000 and $32,046,000 for the nine months ended September 30, 2023 and 2022, respectively. Due in part to these losses, our audited consolidated financial statements have been prepared assuming we will continue as a going concern, and the auditors’ report on those financial statements express substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE Mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

Our business could be harmed by adverse economic conditions in Germany, our primary geographical market, or by economic and/or political instability in Germany, the EU or elsewhere caused by various factors.

For the nine months ended September 30, 2023, we derived approximately 40% of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. For example, German state and federal governments are considering hospital reforms which would de-emphasize the direct related group payment systems and instead emphasize base payments focused on quality measures and appropriate patient care. These discussions are preliminary, and because the ultimate scope, implementation and timing of these reforms remains uncertain, we cannot accurately predict the impact that such reforms may have on our business or our results of operations. Furthermore, we cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Our business may be negatively affected if the United States and/or the countries in which we sell our products participate in wars, military actions or are otherwise the target of international terrorism.

Involvement in a war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on healthcare technology, (iii) our inability to effectively market and distribute our products globally (iv) our inability to timely engage with and collect payment from our customers or (v) our inability to access capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. CytoSorb is currently distributed in Russia. While the existing sanctions do not currently prohibit the distribution of CytoSorb in Russia, additional sanctions may be imposed in the future that could prevent us from selling CytoSorb in this or other affected regions. Additionally, further escalation of geopolitical tensions or new conflicts, such as the evolving conflict between Israel and Gaza and the surrounding areas, could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism or the involvement in a war or other military actions by the United States and/or the countries in which we sell or distribute our products, including Russia, will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

We will require additional capital in the future to fund our operations.

As of September 30, 2023, the Company had cash on hand of approximately $10.0 million, which includes approximately $8.4 million of cash and cash equivalents and $1.7 million of restricted cash, current assets of approximately $19.3 million and current liabilities of approximately $12.0 million. The Company will require additional financing in the future to support the commercialization of its products and proposed products, to initiate and complete new additional clinical studies, and for general working capital purposes. If the Company were to obtain such additional financing through equity financing, the current ownership interest of its stockholders would be diluted and there can be no assurance that the Company will be successful in its capital raising efforts. Should the financing the Company requires be unavailable to the Company, or on terms unacceptable to the Company when the Company requires it, the consequences could have a material adverse effect on the Company’s business, operating results, financial condition and prospects. The amount of long-term capital needed is expected to depend on many factors, including:

●	rate of sales growth and adoption of the Company’s products in the marketplace;
●	product gross margin;
●	continued progress and cost of the Company’s research and development programs;
●	progress with and cost of the Company’s pre-clinical studies and clinical studies;
●	the time and costs involved in obtaining regulatory clearance in other countries and/or for other indications;

●	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
●	costs of developing sales, marketing and distribution channels;
●	market acceptance and reimbursement of the Company’s products; and cost for training physicians and other health care personnel.

The Company has an effective shelf registration statement with the SEC which enables it to raise up to $105 million in equity financing, after giving effect to this Offering. In addition, on December 30, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC for the offer and sale of up to an aggregate of $25,000,000 of shares of the Company’s common stock. During the three months ended June 30, 2023, the Company sold a total of 230,605 shares of its common stock at an average price of $3.47 per share, under the terms of the Open Market Sale Agreement, generating net proceeds of approximately $776,000.

The Company is currently evaluating various financing alternatives, including debt financing, strategic partnerships and other non-equity financing arrangements, including royalty financing. While there can be no assurance that the Company will be successful in obtaining alternative non-equity financing, if such financing is obtained through arrangements with collaborative partners or other non-dilutive sources, such as royalty financing, the Company may have to relinquish economic and/or proprietary rights to some of its technologies or products under development that it would otherwise seek to develop or commercialize itself. Such events may have a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 7, 2023, Vincent Capponi, the Company's President and Chief Operating Officer, adopted a 10b5-1 Trading Plan. providing for the sale of up to 62,700 shares of the Company's common stock during the period commencing on January 2, 2024 and concluding on March 28, 2024.

The Company had commenced a confidential marketing process for an underwritten public offering of its common stock and has decided to terminate such process. The termination resulted from an assessment by the Company’s Board of Directors and management team that current market conditions were not conducive for the offering on terms that would be in the best interests of the Company’s stockholders.

The Company continues to pursue alternative sources of capital, which may include debt financing, royalty financing, strategic or direct investments, equity financing and/or combinations thereof.

Item 6. Exhibits.

Number	Description
10.1

Employment Agreement, dated September 18, 2023, by and between the Company and Ms. Kathleen Bloch** (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 19, 2023).

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.

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

CYTOSORBENTS CORPORATION

Dated: November 9, 2023	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title:Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title:Chief Financial Officer
(Principal Financial and Accounting Officer)