Form 10-K
period 2023-12-31
Cytosorbents Corp
filed 2024-03-15
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2023 was approximately $143,849,000 based upon the closing price reported for such date on the Nasdaq Capital Market. As of March 3, 2024, there were 54,293,555 outstanding shares of the registrant’s common stock.

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

ii

PART I

Item 1.       Business.

Overview

We are a leader in the treatment of life-threatening conditions in intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has initiated two U.S. clinical trials evaluating the use of DrugSorb-ATR during cardiothoracic surgery to remove ticagrelor, apixaban and rivaroxaban to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA marketing approval. The first clinical trial, STAR-T, completed enrollment in July of 2023. Final database lock in December 2023 triggered the initial data analysis on efficacy and the final Data Safety Monitoring Board (“DSMB”) safety review of the full unblinded data on all 140 patients in the STAR-T trial.  In late December 2023, we reported that the DSMB found no safety concerns with the device in the study, thereby meeting the primary safety endpoint of the trial.  Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries.  However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population.  We believe that the safety and efficacy results of the STAR-T study will support regulatory submissions for marketing approval to U.S. FDA and Health Canada.   The second clinical trial, STAR-D, has been terminated early for business reasons. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, and other applications in cancer, such as cancer cachexia. More than 228,000 cumulative CytoSorb devices have been utilized globally as of December 31, 2023 in critical illnesses and in cardiac surgery.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The technology is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. We have numerous product candidates under development based upon this unique blood purification technology, including CytoSorb XL, HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR, and others.

In March 2011, CytoSorb was “CE Marked” in the EU as an extracorporeal cytokine adsorber indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and the potentially deadly systemic inflammatory response syndrome (“SIRS”) in diseases such as sepsis, trauma, burn injury, acute respiratory distress syndrome, pancreatitis, liver failure, and many others. Organ failure is the leading cause of death in the ICU, and remains a major unmet medical need, with little more than supportive care therapy (e.g., mechanical ventilation, dialysis, vasopressors, fluid support, etc.) as treatment options. By potentially preventing or treating organ failure, CytoSorb may improve clinical outcomes, including survival, while reducing the need for costly ICU treatment, thereby potentially saving significant healthcare costs.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Device Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of the Company’s proprietary polymer adsorption technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health. In July 2021, the Company received full approval of its Investigational Device Exemption (“IDE”) by the FDA to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind, randomized control trial (“RCT”) for up to 120 patients in the United States to support FDA marketing approval of DrugSorb-ATR, which is based on the same proprietary polymer technology as CytoSorb. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. The study completed enrollment in July of 2023. Final database lock in December 2023 triggered the initial data analysis on efficacy and the final DSMB safety review of the full unblinded data on all 140 patients in the STAR-T trial. In late December 2023, we reported that the DSMB found no safety concerns with the device in the study, thereby meeting the primary safety endpoint of the trial. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population. Patients undergoing CABG surgery represented more than 90% of the overall study population.

Analysis of the efficacy results is ongoing with the intent of presenting them at an international cardiovascular conference in 2024. We believe that the safety and efficacy results of the STAR-T study will support regulatory submissions for marketing approval to U.S. FDA and Health Canada.

In May 2020, we received CE-Mark label expansion approving the use of CytoSorb for the removal of rivaroxaban, a widely-used Factor Xa inhibitor and novel oral anticoagulant, during cardiothoracic surgery requiring cardiopulmonary bypass. With this announcement, and the EU approval in January 2020 to remove ticagrelor, for the same indication, CytoSorb is providing cardiac surgeons and perfusionists an easy-to-use and rapid new treatment option to help reduce the risk of serious and potentially fatal perioperative bleeding complications caused by these two drugs, in separate categories of blood thinners.

In October 2020, we announced the E.U. approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo organ perfusion under CE Mark designation, with the goal of helping to preserve or improve the health and quality of solid organs to be transplanted. CytoSorbents also announced a partnership with Aferetica srl to provide the ECOS-300CY cartridge under the exclusive trade name, PerSorb™, that is compatible with Aferetica’s PerLife™ ex vivo organ perfusion system, recently approved in the EU as well. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.

In June 2021, we began construction on the Company’s new global headquarters and state-of-the-art manufacturing facility following the lease of a 48,500 square foot mixed-use facility in Princeton, New Jersey. The new production facility was designed to support annual sales of up to $400 million while improving product gross margins and allowing space for future product line expansions. The new production facility successfully passed its EU notified body audit in early 2022 and received ISO 13485 certification from its EU notified body in September 2022, clearing the way for full manufacturing of CytoSorb, DrugSorb-ATR, ECOS-300CY from this site.

In August 2021, the Company announced that it was granted a second Breakthrough Device designation for its DrugSorb-ATR Antithrombotic Removal System by the U.S. Food and Drug Administration (FDA). This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery. In October 2021, the Company also received full FDA approval of an IDE application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. In 2023, this study was terminated early for business reasons.

If FDA marketing approval is obtained for either the removal of ticagrelor or direct oral anticoagulants indications, the device would be marketed as DrugSorb-ATR in the United States. The DrugSorb-ATR Antithrombotic Removal System is based on the equivalent polymer technology as CytoSorb.

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

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius Medical Care Deutschland GmbH (“Fresenius”), which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. Certain initial activities have been completed with the formal launch of this program expected to occur sometime in 2024.

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

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and/or distribute CytoSorb. These partners include Fresenius Medical Care AG, B. Braun Avitum AG, Aferetica s.r.l., and Terumo Cardiovascular Group. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in Item 1 of this Report.

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

The Company is currently conducting the following clinical trials:

Country	Trial Name	Indication	Status
United States	STAR-T	Ticagrelor Removal During Cardiac Surgery	Completed
United States	STAR-D	Direct Anticoagulants Removal During Cardiac Surgery	Terminated
United States	CTC Registry	CytoSorb in COVID-19 patients on ECMO under EUA	Completed
Germany	PROCYSS	Refractory Septic Shock Patients	Enrolling
International	STAR Registry	Real world outcomes in antithrombotic removal	Enrolling
International	COSMOS Registry	Real world outcomes in multiple critical care applications	Enrolling

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

In 2024, our goal is to finalize our data analysis of the STAR-T trial, and file for U.S. FDA and Health Canada regulatory approvals. We are preparing for commercialization of DrugSorb-ATR in the U.S. In addition, we are also seeing improvements in market conditions, and we are focused on a return to sales growth in our existing markets.

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

We have been engaged in research and development and product commercialization and have raised approximately $229 million from investors as of December 31, 2023. These proceeds have been used to fund the development of multiple product applications, to conduct clinical studies, to establish in-house manufacturing capacity to meet commercial and clinical testing needs, expand our intellectual property through additional patents, to develop extensive proprietary know-how with regard to our products and to commercialize our products internationally.

We have raised funds through various means including convertible note offerings, equity transactions, and term loans. Our most recent financing transactions are discussed below.

December 13, 2023 Offering

On December 13, 2023, the Company closed on a registered direct offering for the sale, directly to investors, of 7,733,090 registered shares of common stock and warrants to purchase up to 2,706,561 shares of common stock (the “Offering”). Each share of common stock and accompanying warrant to purchase up to 0.35 shares of common stock, were sold together for a combined purchase price of $1.33, for an aggregate purchase price of approximately $10,285,000. After deducting transaction fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $9,785,000, excluding any proceeds that may be received upon the exercise of the warrants. Each warrant is immediately cash exercisable at an exercise price of $2.00 per share and will expire on the fifth anniversary of the issue date. The Company’s executive officers, directors, and certain non-executive officer employees of the Company also participated in the Offering with a combined investment of $435,000.

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

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2022. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $41.4 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement), the U.S. Air Force $3.1M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDMRP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II, $1.5M Sequential Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II STTR; $2.9M US Army and CDMRP Rapid Innovation Fund; $4.4M CDMRP; $1.1M US Army Sequential Phase II; $2M DMRDP; and $4.3M JWMRP), Lipopolysaccharide Adsorption In Sepsis (National Institution of General Medical Sciences $282K), the U.S. Air Force program ($75K), New Jersey Technology Business Tax Certificate Program for research related expenses ($7.7M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

Technology, Products and Applications

For approximately the past half-century, the field of blood purification has been focused on hemodialysis, a mature, well-accepted medical technique primarily used to sustain the lives of patients with permanent or temporary loss of kidney function. It is widely understood by the medical community that dialysis has inherent limitations in that its ability to remove toxic substances from blood drops precipitously as the size of toxins increases. Our hemocompatible adsorbent technology helps to address this shortcoming by removing toxins and toxic compounds poorly removed by dialysis technology.

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

Together, the total addressable market for these numerous critical care and cardiac surgery applications with CytoSorb is estimated to be in excess of $30 billion worldwide.

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

In sepsis, there are two major problems: the infection and the body’s immune response to the infection. Antibiotics are the main therapy used to treat the triggering infection, and although antibiotic resistance is growing, the infection is often eventually controlled. However, it is the body’s immune response to this infection that frequently leads to the most devastating damage. In recognition of this, in 2016 the 3rd International Consensus Definition Task Force re-defined sepsis as “life-threatening organ dysfunction due to a dysregulated host response to infection.” The body’s immune system normally produces large amounts of inflammatory mediators called cytokines to help stimulate and regulate the immune response during an infection. In severe infection, however, many people suffer from a massive, unregulated overproduction of cytokines, often termed “cytokine storm” that can kill cells and damage organs, leading to multiple organ dysfunction syndrome and multiple organ failure, and in many cases death. Until recently, there have been no available therapies in the U.S. or EU that can control the aberrant immune response and cytokine storm. Our CytoSorb device is a first-in-class, clinically-proven broad-spectrum extracorporeal cytokine adsorber currently approved for sale in the E.U. The goal of CytoSorb is to prevent or treat organ failure by reducing cytokine storm and controlling a “run-away” immune response, while antibiotics work to control the actual infection. CytoSorb has been evaluated in the randomized, controlled European Sepsis Trial in 100 patients in Germany with predominantly septic shock and acute respiratory distress syndrome or acute lung injury. CytoSorb demonstrated the ability to reduce a broad range of cytokines from the blood of critically ill patients. In a post-hoc analysis, this was associated with improvements in clinical outcome in two high-risk patient populations – those with very high cytokine levels and patients 65 years of age and older. We have completed a follow-up dosing study at several clinical trial sites in Germany, supporting the safety of continuous treatment, exchanging a new device daily for up to seven days.

The only treatment that had been approved to treat sepsis in the U.S. or EU was Xigris from Eli Lilly. Because of concerns of cost, limited efficacy, and potentially dangerous side effects including the increased risk of fatal bleeding events such as intracranial bleeding for those at risk, and also because of problems with reimbursement, worldwide sales of Xigris decreased from $160 million in 2009 to $104 million in 2010. In October 2011, following its PROWESS SHOCK trial that demonstrated no benefit in mortality in septic shock patients, Lilly voluntarily withdrew Xigris from all markets worldwide, and is no longer available as a treatment.

Development of many experimental therapies has been discontinued, including Eritoran from Eisai, CytoFab from BTG/Astra Zeneca, Talactoferrin from Agennix, tranexemic acid from Leading Biosciences, selective cytapheresis from CytoPheryx, and others.

For more information regarding our competitors, see the section entitled “Competition” in Item 1 of this report.

Severe sepsis and septic shock patients are among the most difficult and expensive patients to treat in a hospital. Because of this, we believe that cost savings to hospitals and/or clinical efficacy, rather than the cost of treatment itself, will be the determining factor in the adoption of CytoSorb in the treatment of sepsis. CytoSorb is approved in the EU and is being sold directly in Germany, Austria, Switzerland, Belgium, Luxembourg, Poland, Norway, Denmark, Sweden, the United Kingdom and the Netherlands with our own direct sales force. In December 2016, we announced the achievement of a dedicated reimbursement procedure code for CytoSorb therapy in Germany, providing for specific and enhanced reimbursement in the largest medical device market in Europe. We have established strategic partnerships with Fresenius Medical Care, the world’s largest dialysis company, for distribution of CytoSorb for critical care applications in France, Finland, the Czech Republic, Colombia, Ecuador, Mexico, and Korea, and Terumo Cardiovascular, the largest cardiac surgery disposables company, for exclusive distribution of the CytoSorb Cardiopulmonary Bypass Kit in France. We were also partnered with Biocon Biologics Limited, India’s largest biopharmaceutical company, for exclusive distribution of CytoSorb in India, Sri Lanka, and other select emerging markets. In November 2023, Eris Lifesciences (“Eris”), a publicly-listed Indian pharmaceutical company and a leading player in the domestic branded formulation market, entered into a definitive agreement to acquire Biocon Biologics’ dermatology and nephrology branded formulations business units in India, and with it, Biocon’s key leadership and field force of these businesses, including the personnel commercializing CytoSorb in India.  In connection with this proposed transfer, the Company and Eris entered into a temporary agreement for the distribution of CytoSorb products in India.  This temporary agreement has the same terms as the Company’s existing distribution agreement with Biocon except for the expiration date of the agreement, which has been updated from September 13, 2026, under the existing Biocon distribution agreement to December 31, 2025, under the temporary agreement. Both the Company and Eris have agreed that they will use their best efforts to negotiate and finalize a new distribution agreement that will be commercially attractive to both parties. As a result, Eris would act the Company’s exclusive distributor of CytoSorb® products in India. If a new distribution agreement with Eris is not executed by December 31, 2025, this temporary agreement will become null and void.

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

Cardiac Surgery

There are approximately 500,000 cardiac surgery procedures performed on cardiopulmonary bypass annually in the U.S., another 500,000 in the EU, and approximately a total of 1.5 million procedures worldwide. These include relatively common procedures, including coronary artery bypass graft surgery, valve replacement surgery, heart and lung transplantation, aortic reconstruction, congenital heart defect repair, and LVAD placements for the treatment of heart failure. Cardiac surgery can result in inflammation and the production of high levels of inflammatory cytokines, activation of complement, as well as hemolysis, causing the release of free hemoglobin. These can lead to post-operative complications including infection, pulmonary, renal, and neurological dysfunction. Complications lead to longer ICU recovery times and hospital stays, increased morbidity and mortality, and higher costs. An average coronary artery bypass graft procedure already costs approximately $36,000 in the U.S. without complications. According to the National Foundation for Transplants, a heart and lung transplant plus first year expenses total $1.2 million in the U.S. Valve replacement surgery for infective endocarditis is poorly reimbursed and may cost up to $150,000-$250,000 in the U.S. The use of CytoSorb to reduce cytokines and other inflammatory mediators during and after the surgical procedure may prevent or mitigate these post-operative complications. During the procedure, the CytoSorb adsorber can be easily incorporated in the heart-lung machine circuit without the need for a separate pump, a unique competitive advantage over other technologies. After the surgery, CytoSorb can continue to be used similarly to dialysis on patients that develop a severe post-operative inflammatory response with hemodynamic instability. Modified ultrafiltration is sometimes used after termination of cardiopulmonary bypass in cardiac surgery to remove excess fluid and inflammatory substances but has had mixed effect. The peri-procedural total addressable market for CytoSorb in the U.S. and EU in cardiothoracic surgery procedures is estimated to be $500 million to $1 billion.

Removal of Antithrombotic Drugs in Cardiac Patients During Surgery Requiring Cardiopulmonary Bypass

The role of antithrombotics, a category that includes both antiplatelet and anticoagulant drugs in cardiovascular medicine is constantly growing. Antiplatelet drugs are routinely used in patients with atherosclerotic cardiovascular disease such coronary disease, vascular disease or stroke. In the acute management of these patients, especially when they need interventional procedures such as stent placement therapy is escalated using two antiplatelet drugs (dual antiplatelet therapy - DAPT). Ticagrelor (Astra Zeneca - Brilinta®, Brilique®) is considered best in class and is one of the most commonly used anti-platelet drugs to reduce the risk of cardiac death, heart attacks, and strokes in patients with either a history of a heart attack, or those actively undergoing percutaneous coronary intervention (PCI) with stent placement for acute coronary syndrome or heart attack. On the other hand, patients with atrial fibrillation or venous thrombosis require chronic anticoagulation. A new category of drugs called Direct Oral Anticoagulants (DOAC) is now the new standard of care with tens of millions of patients relying on them for lifelong protection. The two leaders in the category, apixaban (Bristol Myers Squibb - Eliquis®) and rivaroxaban (Janssen and Bayer - Xarelto®) are estimated to reach $40 billion in sales by 2026.

There is a clear and large unmet medical need when patients on these antithrombotic agents need to undergo surgery due to the very high risk of bleeding. Specifically, in patients on these drugs requiring urgent or emergent cardiac surgery the risk of major fatal/life-threatening bleeding has been reported to be as high as 65%. This scenario is most common in patients presenting with an acute coronary syndrome (ACS). In the U.S. alone there are approximately 1.1 million ACS hospital admissions annually. CytoSorb is able to efficiently remove ticagrelor and DOACs from blood and is approved in the EU for the removal of both ticagrelor and rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. The use of CytoSorb during emergency coronary artery bypass surgery (CABG) in patients on ticagrelor or rivaroxaban significantly reduced periooperative bleeding complications in a landmark observational study and had projected cost savings of approximately $5,000 per patient, including the cost of the device. In the U.S. and Canada, the Company has completed the pivotal, randomized, controlled STAR-T trial to evaluate the potential ability of the DrugSorb-ATR antithrombotic removal system, which uses an equivalent polymer technology to CytoSorb, to reduce perioperative bleeding risk in patients undergoing cardiothoracic surgery in the presence of ticagrelor. As described above, the STAR-T trial met the primary safety endpoint but missed the primary efficacy endpoint in the overall population that included different types of surgeries.  However, in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population, the study demonstrated evidence of reduced bleeding complications, including serious bleeding events, in patients.  Analysis of the efficacy results is ongoing with the intent of presenting them at an international cardiovascular conference in 2024. We believe that the safety and efficacy results of the STAR-T trial will support regulatory submissions for marketing approval by the FDA and Health Canada. If FDA marketing approval is obtained, the device will be marketed as DrugSorb-ATR in the United States and Canada. The initial annual addressable market in the U.S. to remove these drugs during cardiothoracic surgery is estimated between $500 million to $750 million.

Acute Respiratory Distress Syndrome

Acute lung injury (“ALI”) and acute respiratory distress syndrome (ARDS) are two of the most serious conditions on the continuum of respiratory failure when both lungs are compromised by inflammation and fluid infiltration, severely compromising their ability to both oxygenate the blood and rid the blood of carbon dioxide produced by the body. There are an estimated 165,000 cases of ARDS in the U.S. each year, with even more cases in the EU. During the COVID-19 pandemic in 2020-2021, ALI and ARDS contributed or were responsible for more than 900,000 deaths in the U.S. alone. Patients with ALI and ARDS typically require mechanical ventilation, and sometimes extracorporeal membrane oxygenation (ECMO) therapy if the lungs become so diseased that mechanical ventilation fails, to help achieve adequate oxygenation of the blood. Patients on mechanical ventilation are at high risk of ongoing ventilator-induced lung injury, oxygen toxicity, barotrauma, ventilator-acquired pneumonias, and other hospital acquired infections, and outcome is significantly dependent on the presence of other organ dysfunction as well as co-morbid conditions such as pre-existing lung disease (e.g., emphysema or chronic obstructive pulmonary disease) and age. Because of this, mortality has been high (16-33%) even with modern medicine and ventilation techniques. ALI and ARDS can be precipitated by a number of conditions including pneumonia and other infections, burn and smoke inhalation injury, aspiration, reperfusion injury and shock. Cytokine injury plays a major role in the vascular compromise and cell-mediated damage to the lung through tight junction disruption of respiratory endothelium, leading to capillary leak syndrome, and other factors. Reduction of cytokine levels may either prevent or mitigate lung injury, enabling patients to wean from mechanical ventilation and ECMO faster, potentially reducing numerous sequelae such as infection, pneumothoraces, and respiratory muscle deconditioning, and allow faster ICU discharge, thereby potentially saving costs. CytoSorb treatment of patients with either ALI or ARDS in the setting of sepsis was the subject of our European Sepsis Trial where in a post-hoc analysis in patients with very high cytokine levels, we observed faster ventilator weaning in CytoSorb treated patients that showed a statistical trend towards benefit. Published results from our U.S. CytoSorb Therapy in COVID-19 (CTC) registry in the medical journal, Frontiers in Medicine, in December 2021, demonstrated that in 52 consecutive patients from 5 U.S. ECMO centers, 90-day survival was 73% in critically ill COVID-19 patients who failed mechanical ventilation and were treated with ECMO and CytoSorb under FDA Emergency Use Authorization. The CTC Registry completed enrollment at 100 patients.  As published in the peer reviewed journal, Critical Care, in June 2023, the data on these 100 patients confirmed 90-day survival of 74% and demonstrated that earlier intervention with CytoSorb and ECMO was associated with shorter need for mechanical ventilation, ECMO, and ICU stay.  These results lend support to our concept of “enhanced lung rest,” where ECMO helps the lungs rest by oxygenating blood extracorporeally and reducing the need for mechanical ventilation that can cause ventilator-induced lung injury, while CytoSorb reduces the circulating inflammatory mediators that cause continued capillary leak syndrome in the lungs.  Together, the goal of this dual-therapy strategy is to give the lungs a chance to recover and heal, a pre-requisite for weaning off of mechanical ventilation and ECMO.  For context, when ECMO was used alone, 90-day survival was 53% (as of December 2022) among more than 7,300 adult patients with refractory ARDS on ECMO in the North American cohort of the Extracorporeal Life Support Organization (ELSO) COVID-19 ECMO Registry.

We believe early intervention of enhanced lung rest with CytoSorb and ECMO represents one of the newest and most promising strategies to treat severe ARDS.  Although a number of therapies have been tried such as nitric oxide, surfactant therapy, and others, only corticosteroids, such a dexamethasone or methylprednisolone, have demonstrated mortality benefit in patients with ARDS. For example, in critically ill COVID-19 patients on mechanical ventilation, the RECOVERY study demonstrated use of once daily dexamethasone led to a reduction in mortality from 41.4% control to 29.3% treatment. In general, patients studied in the RECOVERY study were not as severely ill as those treated for refractory respiratory failure with CytoSorb and ECMO in the CTC Registry. Techniques to improve ventilation and reduce ongoing lung injury are also being used. For example, low tidal volume ventilation has been demonstrated to improve mortality (31.0% as compared to 39.8% control) in this patient population in the ARDSNet Trial. Prone positioning, or placing a patient chest-side down, in severe ARDS patients in order to redistribute gravity-dependent pulmonary edema and allow ventilation of collapsed or atelectatic alveoli, is also used, following studies that suggest benefit including the PROSEVA trial (16% vs 32.8% in the control). A combination of some or all of these approaches may yield even greater improvements in the survival of ARDS patients. The total addressable market for CytoSorb to treat ARDS and ALI in the EU is estimated to be between $500 million to $1.25 billion, and approximately $2 billion for the U.S. and EU combined.

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

Trauma

According to the National Center for Health Statistics, in the U.S., there are more than 31 million visits to hospital emergency rooms, with 1.9 million hospitalizations, and 167,000 deaths every year due to injury. The leading causes of injury are trauma from motor vehicle accidents, being struck by an object or other person, and falls. Trauma is a well-known trigger of the immune response and a surge in cytokine production or cytokine storm. In trauma, cytokine storm contributes to the systemic inflammatory response syndrome triggering a cascade of events that cause cell death, organ damage, organ failure and often death. Cytokine storm exacerbates physical trauma in many ways. For instance, trauma can cause hypovolemic shock due to blood loss, while cytokine storm causes capillary leak and intravascular volume loss, and triggers nitric oxide production that causes cardiac depression and peripheral dilation. Shock can lead to a lack of oxygenated blood flow to vital organs, causing organ injury. Severe systemic inflammation and cytokine storm can lead to ALI and ARDS as is often seen in ischemia and reperfusion injury following severe bleeding injuries. Penetrating wound injury from bullets, shrapnel and knives, can lead to infection and sepsis, another significant cause of organ failure in trauma. Complicating matters is the breakdown of damaged skeletal muscle, or rhabdomyolysis, from blunt trauma that can lead to a massive release of myoglobin into the blood that can crystallize in the kidneys, leading to acute kidney injury and renal failure. Renal failure in trauma is associated with a significant increase in expected mortality. Myoglobin is poorly removed by standard dialysis or continuous renal replacement therapy. Cytokine and myoglobin reduction by CytoSorb and related technologies may have benefit in trauma, potentially improving clinical outcome. In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of myoglobin in trauma. The total addressable market for CytoSorb for the treatment of trauma is estimated to be $1.5 billion to $2.0 billion in the U.S. and the EU.

Trauma patients on antithrombotic drugs represent an especially challenging cohort since any necessary surgery would be associated with very high bleeding risk. The ability of CytoSorb to efficiently remove some of the most popular antithrombotic drugs may represent an additional mode of benefit to improve clinical outcomes in trauma patients.

Acute Liver Disease

Chronic liver disease afflicts an estimated 850 million people worldwide, or 11% of the world population, due to the prevalence of viral hepatitis infection, alcohol abuse, and non-alcoholic steatohepatitis (NASH or “fatty liver”). Chronic liver disease is blamed for nearly one million deaths a year, with another one million dying of hepatic cancer and acute hepatitis. In the U.S., liver disease is the second leading cause of death from digestive disease, and the 10th leading cause of death amongst men. Many patients with advanced chronic liver disease will develop an acute exacerbation or decompensation (“acute-on-chronic”) of their disease, with associated inflammation and cytokine elevation, often requiring hospitalization. Also, many patients will present with acute hepatitis triggered by viral infection or alcohol. A range of symptoms, depending on the severity of illness, include jaundice (high bilirubin), variceal hemorrhage, cognitive dysfunction and hepatic encephalopathy, ascites, coagulopathy, renal failure, liver failure, and others. The extracorporeal blood purification of liver toxins such as bilirubin has been used to help treat patients and is often called “liver dialysis”. Current liver dialysis therapies include MARS (Molecular Adsorbent Recirculation System; Baxter), Prometheus (Fresenius), SPAD (single pass albumin dialysis), and others. However, none of these therapies can remove cytokines, key elements in acute-on-chronic exacerbations and cases of acute hepatitis. CytoSorb represents a potentially superior liver dialysis therapy, as it can remove both liver toxins such as bilirubin and bile salts, as well as cytokines. In May 2018, the approved indications for use of CytoSorb in the EU were expanded to include the removal of bilirubin in liver disease. The total addressable market for CytoSorb for the treatment of acute-on-chronic liver disease, acute hepatitis, and acute liver failure is estimated to be more than $15 billion worldwide.

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

In October 2020, CytoSorbents announced the EU approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo organ perfusion (EVOP), with the goal of either preserving organ function in healthy organs or rehabilitating dysfunctional organs that would otherwise have been discarded. We believe the ECOS-300CY cartridge has the potential to expand the organ donor pool and improve clinical outcomes For example, recent published research in porcine and human lung transplant suggests that when used during EVOP as well as intraoperatively during transplant, our technology can improve lung function prior to transplant, and can reduce the incidence of primary graft dysfunction – a major problem in lung transplant, and may have a benefit in reducing acute rejection.. According to Eurotransplant, there were approximately 6,400 transplants from deceased donors and roughly 14,000 patients on waiting list for organs in Europe last year. In the United States, UNOS cites more than 41,000 organ transplants in 2020, with approximately 106,000 patients on the waiting list. This represents a U.S. and European total addressable market for the ECOS-300CY device of approximately $400 million to $600 million.

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

The ability of CytoSorb to interact safely with blood (hemocompatibility) has been demonstrated through ISO 10993 testing, which includes testing for hemocompatibility, biocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. CytoSorb use has been considered safe and well-tolerated in more than 228,000 devices utilized as of December 31, 2023.

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

Background and Rationale: A shared feature of many life-threatening conditions seen in the ICU is severe inflammation (either sepsis or systemic inflammatory response syndrome) due to an over-reactive immune system and high levels of cytokines that can cause or contribute to organ dysfunction, organ failure and patient death. Examples of such conditions include severe burn injury, trauma, acute respiratory distress syndrome and severe acute pancreatitis. MODS and MOF are common causes of death in these illnesses and mortality is directly correlated with the number of organs involved. There are currently few active therapies to prevent or treat MODS or MOF. If CytoSorb can reduce direct or indirect cytokine injury of organs, it may mitigate MODS or MOF, improve overall patient outcome and reduce costs of treatment. In addition, secondary infection, such as ventilator-acquired pneumonia, urinary tract infections, or catheter-related line infections, are another major cause of morbidity and mortality in all patients treated in the ICU that increase with longer ICU stay. Prolonged illness, malnutrition, age, multiple interventional procedures, and exposure to antibiotic resistant pathogens are just some of the many risk factors for functional immune suppression and infection. In sepsis and SIRS, the overexpression of pro-

inflammatory cytokines can also cause a depletion of immune effector cells through apoptosis and other means, and anti-inflammatory cytokines can cause profound immune suppression, both major risk factors for infection.

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

In 2020, CytoSorb was EU approved to remove the anti-platelet agent, ticagrelor, during cardiac surgery involving cardiopulmonary bypass via label expansion of its CE Mark. Ticagrelor (Brilinta®, Astra Zeneca) is a widely used anti-platelet agent used to decrease cardiovascular risk and risk of stroke in patients with a known history of heart disease or heart attack. It is also widely used during dual-anti platelet therapy in patients with acute coronary syndrome undergoing percutaneous coronary intervention and stent placement. However, when patients on ticagrelor require emergent or urgent cardiac surgery, up to 65% of patients will have severe or massive peri-operative bleeding complications that contributes to a high risk of death and major costs to the healthcare system. CytoSorb has already demonstrated the ability to remove ticagrelor rapidly and efficiently from human blood in vitro. Meanwhile, a retrospective case series reported by clinicians at Asklepios Klinik St. Georg in Hamburg, Germany on the investigational use of CytoSorb to reverse the effects of ticagrelor during emergency cardiac surgery demonstrated a greatly reduced risk of bleeding complications and the need for repeat surgery to explore the source of bleeding, with extrapolations showing projected cost savings of £3,982, or approximately $5,000 USD, per patient in a U.K. based study.

CytoSorb was also EU approved for the removal of rivaroxaban, a widely used Factor Xa inhibitor and novel oral anticoagulant, during cardiothoracic surgery requiring cardiopulmonary bypass via label expansion of its CE Mark. This new category of drugs called Direct Oral Anticoagulants (DOAC) is now the new standard of care with tens of millions of patients relying on them for chronic, often lifelong protection. The two leaders in the category are apixaban (Bristol Myers Squibb - Eliquis®) and rivaroxaban (Janssen and Bayer - Xarelto®).

Projected Timeline: Cardiac surgeons, cardiac perfusionists, and cardiothoracic ICU intensivists in Germany, Austria, and other countries have now used CytoSorb intra-operatively and post-operatively in more than 70,000 treatments in cardiac surgery patients. This application is also the focus of number of completed, planned and enrolling company-sponsored and investigator-initiated studies of DrugSorb-ATR in the United States and CytoSorb in Europe.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled and the STAR-T study was actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023.  The study completed enrollment in July of 2023. As described above, the STAR-T trial met the primary safety endpoint but missed the primary efficacy endpoint in the overall population that included different types of surgeries.  However, in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population, the study demonstrated evidence of reduced bleeding complications, including serious bleeding events, in patients.  Analysis of the efficacy results is ongoing with the intent of presenting them at an international cardiovascular conference in 2024. We believe that the safety and efficacy results of the STAR-T study will support regulatory submissions for marketing approval by the FDA and Health Canada.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The study was terminated in 2023 for business reasons.

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

The VetResQ Device (Animal Health Critical Care)

APPLICATION: Adjunctive Therapy in the Treatment of Sepsis, Pancreatitis and Other Critical Illnesses in Animals

Potential Benefits and Rationale: In January 2017, the VetResQ device became commercially available for the United States veterinary market. VetResQ is a broad-spectrum blood purification adsorber based upon similar underlying technology to CytoSorb and has been configured in 3 sizes (50, 150 and 300mL sized cartridges) to accommodate treatment of small, medium, and large animals such as cats, dogs, and high-value animals such as foals and horses. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps. Like CytoSorb, VetResQ is designed to help treat (via hemoadsorption of cytokines, bacterial toxins and other inflammatory mediators) deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, toxin-mediated diseases, pancreatitis, trauma, liver failure, drug intoxication, heat stroke and lung injury. Critical illness in animals is similar to that in humans. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive hydrophobic drugs, inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is available in the U.S. only for veterinary animal usage and is not for human use.

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

Projected Timeline: CytoSorb-XL is in advanced pre-clinical development as a potential next generation polymer to CytoSorb. It is expected to follow a similar path to E.U. approval as CytoSorb, expected within four to five years.

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

Projected Timeline: The HemoDefend platform is a development stage product based on our advanced polymer technology. The base polymer is ISO 10993 biocompatible, meeting standards for biocompatibility, hemocompatibility, cytotoxicity, genotoxicity, acute sensitivity and complement activation. HemoDefend has demonstrated the in vitro removal of many different substances from blood such as antibodies, free hemoglobin, potassium, cytokines and bioactive lipids. We have also prototyped a number of different implementations of the HemoDefend technology, including the “Beads in a Bag” blood treatment blood storage bag, and standard in-line blood filters. The technology has been supported by the NHLBI, a division of the National Institute of Health, under a Phase I SBIR, an awarded $1.5 million Phase II SBIR contract (funded by NHLBI and U.S. Special Operations Command (USSOCOM)), and more recently under a $3 million multi-year Phase IIB bridge contract funded by NHLBI. We seek to out-license this technology platform to a potential strategic partner.

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

Projected Timeline: The HemoDefend-BGA platform is a development stage product based on our advanced blood purification technology. Prototype filtration devices have been evaluated by a government agency, resulting in excellent depletion of both anti-A and anti-B antibodies. Work is continuing to advance these prototypes to clinical study-ready devices and have had preliminary discussions with the U.S. FDA on the regulatory path forward. This work has received cumulative funding of approximately $15.9 million in Phase I and II Small Business Technology Transfer (STTR) funding by the U.S. Army Medical Research Acquisition Activity (USAMRAA), U.S. Army Medical Research and Materiel Command (USAMRMC), Defense Health Agency, CDMRP, DMRDP, and JWMRP.

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

Projected Timeline: K+ontrol has demonstrated the ability to reduce potassium in several animal models of hyperkalemia and is currently being optimized with funding support from the U.S. Army and Defense Health Agency under a Phase I and Phase II SBIR contract for a total of $1.5 million and a $3 million Rapid Innovation Fund (RIF) award from the U.S. Air Force Materiel Command. We seek to outlicense this technology platform to a potential strategic partner.

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

Potential Benefits: IV contrast can lead to CIN, in susceptible patients. Risk factors include chronic kidney disease and renal insufficiency caused by age, diabetes, congestive heart failure, long-standing hypertension, and others co-morbid illnesses. CIN can lead to increased risk of patient morbidity and mortality. Removal of IV contrast by ContrastSorb may:

●	reduce the risk of acute kidney injury
●	improve the safety of these procedures and reduce the risk of morbidity and mortality

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

Projected Timeline: ContrastSorb has demonstrated the high efficiency single pass removal of IV contrast and is in the process of optimization. The underlying polymer is made of the same ISO 10993 biocompatible polymer as CytoSorb, but with different structural characteristics. The ContrastSorb device is a hemoperfusion device similar in construction to CytoSorb and BetaSorb. Assuming successful optimization of the ContrastSorb polymer, safety and efficacy of IV contrast removal will need to be established in human clinical studies. We seek to out-license this technology platform to a potential strategic partner.

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

Commercial and Research Partners

Biocon Biologics Limited

On November 8, 2023, Biocon Biologics (“Biocon”) announced that it entered into a definitive agreement with Eris Lifesciences (“Eris”) for the divestiture of its Dermatology and Nephrology branded formulations business units in India. This transaction closed in November 2023. In connection with this proposed transfer, the Company and Eris have entered into a temporary agreement for the distribution of CytoSorb® products in India. This temporary agreement has the same terms as the Company’s existing distribution agreement with Biocon except for the expiration date of the agreement, which has been updated from September 13, 2026, under the existing Biocon distribution agreement to December 31, 2025, under the temporary agreement. Both the Company and Eris have agreed that they will use their best efforts to negotiate and finalize a new distribution agreement that will be commercially attractive to both parties. As a result, Eris would act the Company’s exclusive distributor of CytoSorb® products in India. If a new distribution agreement with Eris is not executed by December 31, 2025, this temporary agreement will become null and void.

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

In August 2022, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with Fresenius, which expanded the Company’s current strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement provides for the combined marketing and promotion of CytoSorb with Fresenius’ critical care products by Fresenius’ marketing organization worldwide, excluding the United States. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). Compared to the prior co-marketing agreement between the parties, the Marketing Agreement intends to increase the commitments from both parties and to ensure an ongoing and consistent level of marketing and promotional activity specifically focused around CytoSorb, where Fresenius will actively market and promote CytoSorb as the featured blood purification therapy for removal of cytokines, bilirubin, and myoglobin on its critical care platforms. Specifically, the Marketing Agreement provides that various Fresenius-led in-person, virtual, social media, and web-based marketing programs and events will feature the CytoSorb therapy and highlight the cooperation between the two companies in the field of critical care during the Term. To help support the increased marketing and promotional efforts of the expanded collaboration, CytoSorbents has agreed to subsidize a portion of the marketing costs through a royalty payment to Fresenius Medical Care based on CytoSorb sales in the intensive care unit on Fresenius Medical Care platforms, excluding the United States. In addition to strengthening and expanding the global marketing of CytoSorb, the Company and Fresenius also plan to work together to bring new innovative solutions to the market. The Marketing Agreement also includes the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms. Certain initial activities have been completed with the formal launch of this program expected to occur in 2024.

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

In addition, in September 2017, we announced a partnership with Aferetica to provide dedicated, branded sorbent cartridges for use with Aferetica’s proprietary PerLife™ ex-vivo organ perfusion system, with the goal of rehabilitating or preserving the function solid organs destined for eventual transplant. In July 2018, Aferetica and CytoSorbents debuted the PerLife™ system for organ preservation at the 27th International Congress of the Transplantation Society. In the fourth quarter of 2020, Aferetica announced CE Mark registration of the PerLife system. At the same time, CytoSorbents announced CE Mark approval of the ECOS-300CY cartridge for the removal of inflammatory mediators during ex vivo perfusion, which has been designated, PerSorb™, a trade name exclusive to the PerLife system. In August 2021, we announced that commercialization of PerSorb(TM) and Aferetica’s PerLifeTM ex vivo organ perfusion system commenced in various European countries.

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

Nikkiso Europe GmbH

The Nikkiso agreement to distribute its PureAdjust® hemoperfusion pump in selected countries expired in September 2023. The Company is actively working with a new supplier to provide a stand-alone hemoperfusion pump.

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

Royalty Agreement

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, Ms. Montiel was granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues received by us from sales of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. In February 2017, all rights, title and interest to the Royalty was assigned to The Robert Shipley Living Trust. In November 2022, all rights, title and interest to the Royalty was assigned to ROKK, LLC. For the year ended December 31, 2023 we have recorded royalty costs of approximately $923,000.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”) To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the years ended December 31, 2023 and 2022, the Company did not record any expense related to this agreement as the launch of this program is expected to occur in 2024.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2023 per the terms of the license agreement we have recorded royalty costs of approximately $1,233,000.

Product Payment & Reimbursement

CytoSorb

Germany

Effective January 1, 2024, the coding (“OPS”) for plasmapheresis, adsorption (previously: immunoadsorption) and related treatments has been extensively restructured to enable a more precise and rational classification. Therefore, the coding for hemoadsorption therapy (including CytoSorb device) has been updated to the new procedure code “8-821.30 hemoperfusion [whole blood adsorption]: selective, removal of hydrophobic substances (low and/or middle-sized molecules)”. This coding keeps on triggering the previous supplementary reimbursement that each hospital negotiates on an annual basis with the health insurers (valid in 2024: “ZE2023-09” as this code is being updated annually). A dedicated coding as well as reimbursement for hemoadsorption was effective since January 1, 2017 (procedure code “8-821.2 adsorption of hydrophobic, small and middle-sized molecular substances”). According to the hospital’s budget negotiations, the reimbursement rate not only covers the cost of the device, but the procedural costs as well.

Switzerland

Since 2020, the most specific procedure code (“CHOP”) for any treatment with CytoSorb has been installed: “99.76.31 Adsorption of hydrophobic, small and middle-sized molecular substances”. Before, in 2018 CytoSorb had to be coded via the pre-existing CHOP code 99.76.99 “Extracorporeal immunoadsorption, other” and in 2019 CytoSorb was assigned the first dedicated procedure code from the Swiss Federal Statistical Office, a division of the Federal Department of Home Affairs in Switzerland under the category “99.76.12 Adsorption of Cytokines and Interleukin”. Use of these specific codes since 2019 gave Swiss hospitals the ability to collect cost data related to CytoSorb treatments. In 2021, SwissDRG performed the first cost analysis of all procedures coded with 99.76.31. This analysis showed that there were no additional treatment costs associated with use of CytoSorb against the relevant DRGs, suggesting CytoSorb may be cost neutral or even cost-saving across all indications.

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

In the United Kingdom, market access and reimbursement of drugs, medical devices and diagnostics is heavily dependent on the guidance published by the National Institute for Health and Care Excellence (NICE). In 2020, NICE published a Report on “Cytokine adsorption devices for treating respiratory failure in people with COVID-19”. The report showed that cytokine adsorption devices reduce levels of cytokines in the blood in people with COVID-19. This may help improve lung function. In 2021, NICE published its report on CytoSorb for the removal of ticagrelor in urgent and emergent cardiac surgery patients in a MedTech Innovation Briefing (MIB) called “CytoSorb for reducing risk of bleeding during cardiac surgery”. The MIB highlights the safety and efficacy of CytoSorb in this indication, as well its innovative nature and the substantial cost savings CytoSorb generates and has aided adoption in the UK.

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

Russia

Effective in 2018, in all hospitals in Moscow and St Petersburg the CytoSorb therapy is being fully reimbursed (polymer-based system for cytokine adsorption/extracorporeal haemocorrection, pos. no. 150388). In hospitals in Ekaterinburg the therapy costs are being covered by 50%.

Turkey

Since commercialization of CytoSorb in Turkey it could be coded under the apheresis code “sepsis column” with a reimbursement rate of approximately 5,400 TL (≈ 800 €). However, this code was only applicable to septic patients in the ICU, and three signatures were needed to obtain reimbursement (hematologist, anesthesiologist and infection control doctor). In 2022, the Turkish Ministry of Health has approved national reimbursement for CytoSorb® in the public sector, which is now a reimbursed catalog product in the State Supply Office of Turkey (DMO) portal and can be purchased directly by hospitals and physicians without restrictions.

Israel

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

In January 2021, the Centers for the Centers for Medicare & Medicaid Services (CMS) announced the Medicare Coverage of Innovative Technology (MCIT) pathway that will provide national Medicare coverage as early as the same day as FDA market authorization for Breakthrough Designated medical devices, where coverage would last 4 years. Although this program was rescinded by CMS in November 2021, a legislative version of the program is currently contained within the CARES 2.0 bill, though not yet approved. In addition, in June 2023, CMS has announced a new initiative called “Transitional Coverage for Emerging Technologies” (TCET) as a potential replacement for MCIT, that would provide coverage to FDA Breakthrough Devices for 3 to 5 years.  There has been significant industry feedback to CMS on the new program, which has not been finalized.   If passed, either of these programs may be applicable to DrugSorb-ATR, if it can achieve U.S. approval for the removal of ticagrelor and Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban during emergent or urgent cardiothoracic surgery. These indications were granted FDA Breakthrough Designation in April 2020 and August 2021, respectively.

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

COVID-19 disrupted many clinical studies in 2020 and 2021. Notable active Phase III trials in sepsis include the following:

Initiated in November 2012, the 800 patient Phase III randomized controlled SCARLET study began for Recomodulin (ART 123, Artisan/Asahi Kasei), a recombinant human thrombomodulin, for the treatment of septic patients with coagulopathy. In 2019, the results of the study were published in JAMA, demonstrating no benefit in 28-day all-cause mortality. The 800 patient Phase III SCARLET-2 randomized, controlled trial, evaluating Recomodulin in patients with sepsis and coagulopathy, was scheduled to begin in July 2019, but was withdrawn to be amended following the results of the SCARLET trial and now has been terminated.

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

Spectral Medical, Inc. collaborated with Toray on the EUPHRATES trial, combining an endotoxin assay with extracorporeal endotoxin removal by Toraymyxin, a polymyxin-B immobilized polystyrene fiber cartridge. The study began in June 2010 and completed enrollment of 450 patients in June 2016. Endotoxemia is a result of Gram negative sepsis, which only accounts for 45% of cases of sepsis. It is a potent stimulator of cytokine storm. However, all anti-endotoxin strategies have failed pivotal studies to date, believed to be the result of intervening too late in the sepsis cascade. In October 2016, Spectral announced top-line results that the trial did not meet the main goal of absolute reduction in 28-day all-cause mortality, but reiterated safety of treatment and potential benefit in the sickest group of patients (multiple organ dysfunction score > 9). A secondary analysis of the sub-population of patients with septic shock and high circulating endotoxin activity also failed to demonstrate a beneficial effect of Toraymyxin on 28-day mortality in sepsis, however, an exploratory post-hoc analysis of the suggested trends toward improvements in changes in mean arterial pressure and ventilator-free days. In February 2019, Spectral announced an amendment of the original EUPHRATES trial to enroll an additional 150 septic shock patients under the TIGRIS expansion, in patients with a MODS score > 9 and an EAA level between 0.60 and 0.90, and will analyze the combined data from these two trials using a Bayesian statistical approach. Based on the 179 patients from the EUPHRATES trial, treated patients had a mortality of 38% (N=90) compared to 48% mortality in the control (N=89), but not statistically significant. The TIGRIS study will be in US sites only, randomized (2:1), open label trial, with an additional 150 new patients (100 treated, 50 control) to be added. As of February 28, 2024, 93 patients of the targeted 150 patients have been enrolled, with an expansion of trial sites to a total of 25, with 21 currently active.

Enlivex has developed an investigational cell-based therapy called Allocetra that is an infusion of donor mononuclear cells that have been chemically induced to be apoptotic. Once infused, the patient’s macrophages and dendritic cells phagocytose these apoptotic cells which purportedly then causes them to reduce inflammatory signals that results in immune modulation. In September 2021, Enlivex announced the start of a Phase IIb study using Allocetra in severe and critical COVID-19 patients with acute respiratory distress syndrome (ARDS). In November 2021, Enlivex reported that Allocetra is being evaluated in a blinded, randomized, controlled, Phase II multi-center trial in patients with moderate to severe sepsis related to pneumonia, biliary, urinary tract, or peritoneal infections. As of February 21, 2024, it enrolled all 120 patients patients across 4 cohorts of varying doses of Allocetra or placebo. The primary endpoints of the trial are safety and change in SOFA score from baseline at 28 days. Topline data is expected by the end of March 2024.

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

In September 2017, Baxter re-launched oXiris in the E.U., a hollow-fiber acrylonitrile and methalylsulfonate (AN69) membrane hemofilter coated with polyethyleneimine (PEI) that was originally launched by Gambro in 2008 for use in hemodialysis as a strategy to treat acute kidney injury and gram negative septic shock while reducing endotoxin. The filter itself has not changed. However, Baxter has expanded the label to now include reduction of cytokines based on a set of in vitro experiments evaluating cytokine reduction from recirculating plasma over two hours. As of February 2022, clinicaltrials.gov currently lists 6 small studies recruiting, evaluating oXiris in the fields of sepsis and cardiac surgery. In 2020, oXiris received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients in imminent or confirmed respiratory failure. In October 2020, results from 4 hospitals on 37 patients from its OxirisNet Registry in the journal, Critical Care. Mortality was 66.6% in patients receiving oXiris treatment after 14 days from admission, and a mortality of 47.4% when used earlier. In addition, Baxter also launched the Theranova mid-molecular weight cutoff or high retention onset (HRO) hemodialysis membrane internationally, including in the U.S. to improve the efficiency of hemodialysis, claiming improved mid-molecular weight substance removal. Neither oXiris nor Theranova are approved in the U.S. for treatment of sepsis or respiratory failure.

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

Kaneka Corporation currently markets Lixelle™, a modified porous cellulosic bead, for the removal of beta2–microglobulin during hemodialysis in Japan. To our knowledge, no large, randomized, controlled trials have been conducted with Lixelle as a treatment for sepsis. Kaneka obtained U.S. humanitarian device exemption for Lixelle in March 2015, but is restricted to treating amyloidosis in chronic dialysis patients. To our knowledge, none of the following technologies are approved in the U.S. and no large scale pivotal randomized controlled trials are being conducted in sepsis.  . Jafron Biomedical is an integrated dialysis public company in China selling dialysis machines and hemodialysis and hemoperfusion cartridges containing a neutral microporous adsorption resin to purify blood of toxins in liver failure, critical illness, poisoning, and autoimmune diseases. According to clinicaltrials.gov, there are 6 investigator-initiated studies evaluating Jafron’s technology in sepsis, cardiac and respiratory failure and liver disease. Jafron is currently recruiting a 144 patient efficacy and safety study in China using its CA330 cartridge to reduce IL-6 in septic patients. The status of the trial has not been updated since February 2019 on clinicaltrials.gov. Another investigator-initiated RCT evaluating the HA-330 device in 200 patients with norepinephrine-resistant septic shock (CLEANSE) began in Thailand in November 2021, with no update on clinicaltrials.gov since November 2021. Foshan Biosun Medical Technology Co, Ltd, and Baihe Medical Technology Co, market hemoperfusion cartridges under the BioSky brand name, including the MG series claiming cytokine reduction, and the DX series for bilirubin reduction. ExThera Medical Corporation is a privately held company that has developed its Seraph™ (Selective Removal by Apheresis) platform that consists of heparin coated, solid polyurethane beads. Heparin has the ability to bind some, but not all viruses, bacteria, toxins and cytokines. In in vitro studies using 1 mL of human septic blood, there was no statistically different change in IL-6 or Interferon-gamma compared to control, but effected a ~50% reduction in TNF-alpha. This inability to remove a broad range of cytokines will likely limit its efficacy as a treatment in sepsis. It has repositioned Seraph™ as a pathogen removal technology, and has completed a 15 patient CE Mark registration trial in Germany evaluating the safety and efficacy of bacterial removal from blood. It received EU CE-Mark approval in July 2019, and established distribution in Germany, Italy and Benelux. In 2020, Seraph received FDA Emergency Use Authorization for use in adult critically ill COVID-19 patients to reduce pathogens and inflammatory mediators from the bloodstream. In 2021 and 2022, Exthera expanded distribution to market Seraph in select European countries and Mexico with Fresenius to remove certain bacterial and viral pathogens during dialysis. We believe our CytoSorb cartridge has significant competitive, technological, and/or economic advantages over systems by these other companies.

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

Use for Organ Transplant in Ex Vivo Organ Perfusion Systems or in the Treatment of Organ Dysfunction in Brain-Dead Organ Donors

We are not aware of any directly competitive products to address the application of our technology for the mitigation of organ dysfunction and failure resulting from severe inflammation following brain-death, or in the removal of inflammatory mediators during ex vivo organ perfusion.

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

In the U.S., we are currently executing the U.S. STAR-T (Safe and Timely Antithrombotic Removal of Ticagrelor, ) pivotal randomized, controlled clinical trials designed to support U.S. FDA Marketing approval of the DrugSorb-ATR antithrombotic removal system, which uses an equivalent polymer technology to CytoSorb.The use of platelet transfusions, Kcentra® (CSL Behring; four factor prothrombin complex concentrate; reversal for warfarin anticoagulation), Andexxa® (recombinant Factor Xa; AstraZeneca; reversal for rivaroxaban and apixaban), Praxbind® (idarucizumab, Boeringer Ingelheim; reversal agent for dabigatran) and other interventions have either not demonstrated consistent benefit, or are not used because of potential safety concerns, in the reversal of antithrombotics in the setting of cardiopulmonary bypass. Due to business reasons, we have terminated the STAR-D (Safe and Timely Antithrombotic Removal of DOACs) trial but may revisit this study in the future.

PhaseBio, a now defunct clinical-stage biopharmaceutical company, had licensed an intravenously administered monoclonal antibody fragment with high affinity reversal agent for ticagrelor called bentracimab (PB2452) from Medimmune, a division of AstraZeneca. PhaseBio paid AstraZeneca $100,000 upfront, with $68 million in potential future milestones. AstraZeneca owned approximately 5% of PhaseBio’s stock. The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. PhaseBio was conducting its U.S. REVERSE-IT (Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial) study, a Phase 3, prospective, multi-center, open-label, single-arm trial designed to study reversal of the antiplatelet effects of ticagrelor with bentracimab to treat patients who present with uncontrolled major or life-threatening bleeding or when used prophylactically in patients who require urgent surgery or an invasive procedure to prevent bleeding. In November 2021, PhaseBio presented top-line data from an interim analysis of the study, having enrolled 142 patients who required urgent surgery or an invasive procedure and 8 patients with an uncontrolled major or life-threatening bleed. For the end-point analysis, 129 patients had analyzable platelet data, 122 had data on adjudicated hemostasis. Investigators reported a rapid reversal of anti-platelet activity in both subgroups. Among surgical patients, 66.4% had mild GUSTO (Global Use of Strategies to Open Occluded Coronary Arteries bleeding scale) bleeding, and 33.6% had moderate GUSTO bleeding perioperatively. Treatment-emergent adverse events (i.e. adverse events that were not present prior to treatment initiation or an event already present that worsens in either intensity or frequency following exposure to the treatment) were reported by 92.7% of enrolled patients. Four patients died (2.8%): two with septic shock, and two with cardiogenic shock. Of 150 patients, eight patients (5.3%) had thrombotic events, including two ischemic strokes, one transient ischemic attack, three myocardial infarctions, and two with arterial thromboembolisms in the right lower extremity. The FDA had recommended an interim analysis of approximately 100 patients, comprising approximately 50 patients in each arm, in order to support the submission of a Biologics License Application (BLA) for accelerated approval of bentracimab. In November 2021, PhaseBio announced that it continues to enroll more patients into the uncontrolled major or life-threatening bleeding arm of the study and intends to submit a BLA for both subgroups by Summer 2022. However, in October 2022, PhaseBio filed for Chapter 11 bankruptcy. The bentracimab asset was transferred to PhaseBio’s creditor, SFJ Pharmaceuticals in December 2022. Serb Pharma acquired exclusive US rights for bentracimab from SFJ Pharmaceuticals in May 2023, and expected to file the BLA by end of 2023. There have been no public updates on the status of this submission.

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

HemoDefend Purification Technology Platform for Transfused Blood Products

There are only a few directly competitive approved products to address the removal of substances from blood and blood products that can cause transfusion reactions. Leukoreduction (Haemonetics, Terumo-BCT, Hemerus Corporation, others) is widely used in transfusion medicine and can remove the majority of white cells that can produce new cytokines but cannot eliminate those cytokines already in blood, and cannot otherwise remove other causative agents. Automated washing of pRBC is very effective at cleansing contaminants from blood, but is impractical due to the time, cost, materials, and logistics of washing each unit of blood and is not widely used. Blood filters that utilize affinity technologies are in development to remove certain substances such as antibodies from blood, but have other issues, such as cost and concern about the stability or leachability of the affinity technology. The HemoDefend platform represents a potentially superior alternative to these methods, as it can provide comprehensive removal of a wide variety of contaminants that can trigger transfusion reactions without washing blood, requires no additional equipment, energy source, or manipulation, and can be incorporated directly into the blood storage bag or used as an in-line blood filter. In terms of HemoDefend - BGA, to our knowledge there are no commercially ready or available solutions to produce universal plasma in the U.S.

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

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The U.S. CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates (73%) compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results on the first 52 critically ill patients from five U.S. ECMO centers were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC registry completed enrollment with 100 patients from five centers, and the final results mirror the high survival (74%) seen in the previous analysis, and have been published in the peer reviewed journal Critical Care. The data further demonstrate that earlier intervention with CytoSorb and ECMO was associated with shorter need for mechanical ventilation, ECMO, and ICU stay.  These results lend support to our concept of “enhanced lung rest,” where ECMO helps the lungs rest by oxygenating blood extracorporeally and reducing the need for mechanical ventilation that can cause ventilator-induced lung injury, while CytoSorb reduces the circulating inflammatory mediators that cause continued capillary leak syndrome in the lungs.  Together, the goal of this dual-therapy strategy is to give the lungs a chance to recover and heal, a pre-requisite for weaning off of mechanical ventilation and ECMO.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now actively enrolling. The speed of enrollment remains uncertain due to COVID-19 related institutional research staff shortages, however we anticipate conditions to gradually improve that together with a recently completed protocol amendment should help recruitment going forward.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is actively enrolling in Spain, Germany and Italy with plans to expand in more countries in 2024. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses.

Cardiac Surgery

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Belgium and Sweden and is planned to expand to additional countries in 2024. Data outputs from the STAR Registry have already been reported at the EuroPCR 2023 conference in Paris in May 2023 and at the European Association of Cardiothoracic Surgery conference in Vienna in October 2023. The Registry will continue to report analyses at international conferences in 2024 and submit the results for publication on a rolling basis as enrollment progresses.

The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses with estimated first data readouts in 2023.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and the STAR-T study is now actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and reached the 2nd milestone of 67% enrollment in the spring of 2023, triggering another DSMB safety review, which found no safety concerns and recommended completion of the trial. The study completed enrollment in July of 2023 triggering the final DSMB safety review following database lock in December 2023, which reported no safety concerns thereby meeting the primary safety endpoint of the study. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population. Patients undergoing CABG surgery represented more than 90% of the overall study population. Analysis of the efficacy results is ongoing with the intent of presenting them at an international cardiovascular conference in 2024. We believe that the safety and efficacy results of the STAR-T study will support regulatory submissions for marketing approval by the FDA and Health Canada. March 13, 2024, we were notified that the 140-patient, double-blinded, multicenter, pivotal STAR-T randomized, controlled trial was selected for a Breakout Presentation at the American Association of Thoracic Surgery (AATS) Annual Meeting being held April 27-30, 2024 in Toronto, Canada.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The study has been terminated early for business reasons.

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

The use of CytoSorb has not been approved in the U.S. by the FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted U.S. Emergency Use Authorization (EUA) of CytoSorb for use in adult critically ill COVID-19 patients. Under the EUA, CytoSorbents can make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with confirmed COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure. It has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

The U.S. CTC (CytoSorb Therapy in COVID-19) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Primary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA EUA criteria were presented at the International Symposium of Intensive Care Medicine conference in September 2021 in Brussels, Belgium. In December 2021, we announced the publication of these results in the peer-reviewed journal Frontiers in Medicine. The CTC Registry has completed enrollment at 100 patients and the final results confirming high survival (74%) were presented at the European Society of Intensive Care Medicine conference in October 2022. As published in the peer reviewed journal, Critical Care, in June 2023, the data on these 100 patients further demonstrated that earlier intervention with CytoSorb and ECMO was associated with shorter need for mechanical ventilation, ECMO, and ICU stay.  These results lend support to our concept of “enhanced lung rest,” where ECMO helps the lungs rest by oxygenating blood extracorporeally and reducing the need for mechanical ventilation that can cause ventilator-induced lung injury, while CytoSorb reduces the circulating inflammatory mediators that cause continued capillary leak syndrome in the lungs.  Together, the goal of this dual-therapy strategy is to give the lungs a chance to recover and heal, a pre-requisite for weaning off of mechanical ventilation and ECMO.  For context, when ECMO was used alone, 90-day survival was 53% (as of December 2022) among more than 7,300 adult patients with refractory ARDS on ECMO in the North American cohort of the Extracorporeal Life Support Organization (ELSO) COVID-19 ECMO Registry.

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

In August 2018, the Company was awarded a Phase IIB Bridge SBIR contract by the NHLBI to facilitate and accelerate the commercialization of our HemoDefend blood purification technology for the purification of pRBC transfusions. The contract, entitled “pRBCs Contaminant Removal with Hemocompatible Porous Polymer Beads” (award number 2R44HL141928-03), provides for maximum funding of approximately $2,971,000 over a three-year period. As of December 31, 2023, we received approximately $2,570,000 in funding under this contract and no further funding will be received under this contract.

In September 2019, the Company was awarded a Rapid Innovation Fund contract by the USAF/AFMC to develop a simple, easy-to-use renal support system to treat severe hyperkalemia. The contract, entitled “K+ontrol Renal Support System for Reduction of Hyperkalemia” (award number FA8650-19-C-6065), provides for maximum funding of approximately $2,960,000 over a two-year period. As of December 31, 2023, we received approximately $2,851,000 in funding under this contract and no further funding will be received under this contract.

In June 2020, the Company was awarded a two-year Defense Health Agency Small Business Technology transfer (STTR) Phase III contract to advance its HemoDefend-BGA plasma and whole blood adsorber to human clinical trials. (award number W81XWH20C0050), provides for maximum funding of approximately $2,897,000 over a two-year period. As of December 31, 2023, we received approximately $2,897,000 funding under this contract and no further funding remaining under this contract.

In July 2020, the Company was a three-year contract awarded by the Assistant Secretary of Defense for Health Affairs, endorsed by the Department of Defense office of the Congressionally Directed Medical Research Programs (CDMRP), as part of a Peer Reviewed Medical Research Program Technology/ Therapeutic Development Award to complete preclinical development of the HemoDefend™-BGA plasma and whole blood adsorber (award number W81XWH2010712). This award provides for maximum funding of approximately $4,422,000 over a three-year period. As of December 31, 2023, we received approximately $3,875,000 funding under this contract and have approximately $547,000 remaining under this contract.

In October 2020, the Company was awarded a two-year SBIR Sequential Phase II contract by the U.S. Army Medical Research Acquisition Activity (USAMRAA), to optimize development of the HemoDefend-BGA™ adsorber (award number W81XWH20C0087). This award provides for maximum funding of approximately $1,100,000 over a two-year period. As of December 31, 2023, we received approximately $840,000 funding under this contract and have approximately $260,000 remaining under this contract.

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine.” The USAMRAAA Phase II Sequential Award, for up to $1,499,987, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This award is being funded by the USAMRAAA under Contract No. W81XWH21C0045. As of December 31, 2023, we have received $1,291,000 funding under the contract and have approximately $209,000 remaining under the contract.

On May 9, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Demonstration of the Safety and Efficacy of Field-Ready Blood Group Antibody (BGA) Adsorber in the Porcine Universal Transfusion Model.” The Department of Defense (DoD) Defense Medical Research and Development Program (DMRDP) Joint Program Committee 6 (JPC-6) Combat Casualty Care Research Program (CCCRP) Battlefield Resuscitation for the Immediate Stabilization of Combat Casualties Award, for up to $1,977,024, was granted to the Company to validate the safety and efficacy of the BGA device in a preclinical study in pigs. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-1-0235. As of December 31, 2023, we have received $499,000 funding under the contract and have approximately $1,478,000 remaining under the contract.

On August 22, 2022, the Company received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Integrating Isoagglutinin Reduction for a Universal Dried Plasma Product for Battlefield and First Responder Use.” This three-year Phase III contract, which is valued at $4,292,641, is to be used to customize the design of the HemoDefend-BGA™ filter for sterile integration into collections systems for freeze-dried plasma processing to generate freeze-dried universal plasma. Without the need for blood typing, widespread availability of universal plasma could help save lives via faster emergency treatment in both civilian and military settings. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-C0046. As of December 31, 2023, we have received $ 740,000 funding under the contract and have approximately $3,552,000 remaining under the contract.

On August 29. 2022, the Company was granted a Phase I Small Business Innovation Research (SBIR) award entitled “Novel Extracorporeal Therapy for the Reversal of Septic Shock and Restoring Hemodynamic Stability” by the National Institute of General Medical Sciences (NIGMS), a division of the U.S. National Institutes of Health. This eight-month award, which is valued at $288,335, will allow CytoSorbents to test the ability of its novel and existing polymers to remove cytokines and lipopolysaccharide (LPS) endotoxin, a well-known potent and deadly trigger of sepsis and septic shock, from septic porcine plasma. As of December 31, 2023, we have received $288,335 in funding under the contract and no further funding remaining under the contract.

On December 1, 2022, the Company was granted a Phase I Small Business Innovation Research (SBIR) award by AFWERX, a United States Air Force program with the goal of fostering a culture of innovation within the service. This three-month award, which is valued at $74,955, will allow CytoSorbents to perform customer discovery within the Department of the Air Force (DAF) and to better understand DAF end-user needs and help define product requirements for our solution to prevent and treat certain infectious diseases that threaten warfighters. As of December 31, 2023, we have received $74,955 of funding under the contract and no further funding remains under the contract.

On June 1, 2023, the Company was granted a Phase I Small Business Innovation Research (SBIR) award by AFWERX Joint Injury, a United States Air Force program with the goal of fostering a culture of innovation within the service. This three-month award, which is valued at $74,918, will allow CytoSorbents to perform customer discovery within the Department of the Air Force (DAF) and to better understand DAF end-user needs and help define product requirements for our solution to prevent and treat certain infectious diseases that threaten warfighters related to Joint Injuries. As of December 31, 2023, we have received $74,918 of funding under the contract and no further funding remains under the contract.

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

In the EU, medical devices that we manufacture are required to comply with the Medical Devices Directive 93/42/EC (“MDD”) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an EU-wide international symbol evidencing adherence to quality assurance standards and compliance with the MDD or other applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA. In Europe, our devices are classified as Class IIb, and currently conform to the MDD. As of May 27, 2021, devices that have not received CE Mark renewal under the MDD or where existing device or processes are substantially amended, certification would be required in accordance with the new European Union Medical Device Regulation (“MDR”). However, devices already certified under the MDD can continue to use the CE Mark under the MDD until the expiry of those MDD CE certificates and in August of 2019, we announced that CytoSorb received renewal of its EU CE Mark through May 2024. In March 2023, the EU Parliament and Council extended the MDR transition period for CytoSorbents’ CytoSorb device (Class IIb) to December 2028 and it will stay CE Marked under MDD until the end of transition period (subject to Notified Body surveillance) or until the full transition to MDR certification before the end of the transition period.

In March 2011, we successfully completed our technical file review with our notified body and received approval to apply the CE Mark to the CytoSorb device for multiple indications for use. . We also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. In February 2015, we extended the coverage of our ISO 13485 Certificate with the inclusion of Canadian Quality Systems requirements, however, Canada has replaced this earlier program with the Medical Device Single Audit Program (“MDSAP”) and the Company is now evaluating the requirements for this certification.

Since 2011, CytoSorbents has maintained a valid ISO13485 certificate. In July 2018, we successfully completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification, valid through 2019. Subsequent surveillance and recertification audits have been successfully completed to maintain the certification. In April 2022, we successfully completed an annual ISO 13485:2016 surveillance audit that encompassed both the Deer Park manufacturing site and the new manufacturing facility at 305 College Road East, Princeton, NJ. In September 2022, we received ISO 13485 Certification of this new facility, clearing the way for full manufacturing of CytoSorb, DrugSorb-ATR, and ECOS-300C from this site. This certification is currently maintained.

In the EU, as in other geographies, there are limits to the claims we are allowed to make, associated with the use of our devices. Specifically, claims that are made are required to be in applicable CE Certificate and based on our Clinical Evaluation Report, which is part of the conformity assessment process conducted by the Notified Body. If our claims exceed the assessed claims, either regarding performance or intended uses, we may be subject to regulatory actions, which could include customer notifications or even product recalls.

We are currently tracking a proposal for healthcare reform of Germany’s hospital system. In July 2023, Germany’s federal and state governments issued a consensus white paper that could result in new laws that change how hospitals are funded. Government payments to hospitals would de-emphasize the DRG (diagnosis-related group) “lump sum” payment system that incentivizes revenue generation through more patients treated and procedures performed, and instead emphasize base payments focused on quality measures and appropriate patient care. This is expected to favor a shift of routine operations and procedures to outpatient centers, consolidation of smaller hospitals into larger ones, and importantly, an increased focus of remaining hospitals on sicker patients, more complex operations such as cardiothoracic surgery and organ transplant, and on therapies that help reduce the severity of illness and help patients recover faster. Given that the goal of our therapies is to improve clinical outcomes while reducing the costs of critical care and cardiac surgery by controlling deadly inflammation and other life-threatening conditions, while reducing the need for expensive life support measures that keep patients in the hospital, we believe such reform may favor our business in the longer-term. Hospital administrators expect such change will take careful planning and time, potentially years, to implement. However, given there is no formal law enacted to our knowledge, the overall impact to our business cannot yet be determined.

In the U.S., specific permission from FDA to distribute a new device is usually required (that is, other than in the case of very low risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subject protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. The FDA’s 510(k) review process usually takes from three to six months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. After an applicant has obtained clearance, changes to the device which do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA.The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device. Should a suitable predicate device not be available, the second pathway is the 510(k) De Novo request. The de novo pathway is available for medium risk novel device technologies, including novel device changes, that have not been previously classified by FDA and for which there is no suitable predicate device. To obtain marketing authorization via the de novo pathway, the applicant must show that the subject device can be reclassified as Class I or Class II. The de novo request pathway typically requires additional testing data, which includes clinical data.

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

Following completion of clinical trials, an applicant will submit a PMA with the required data. Within 45 days after a PMA is received by the FDA, the agency will notify the applicant whether the application has been “filed” (a threshold determination that the application is sufficiently complete to begin an in-depth review), then a substantive review period begins on the date of filing. Although the stated regulatory timeframe for the FDA’s review of PMAs is 180 days, FDA does not meet this goal for all applications; review often takes at least one year and may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facilities to evaluate compliance with the FDA’s Quality System Regulation (“QSR”), which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance and good manufacturing practice procedures.

Following approval of a PMA, the FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective for its intended purpose. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. Alternatively, the agency may issue an “approvable letter” or “not approvable letter” identifying deficiencies of varying degrees or issue an order denying approval. The PMA process is much more detailed, time-consuming, and expensive than the 510(k) process. Also, FDA may impose a variety of conditions on the approval of a PMA.

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

EUA is an authorization limited in scope and subject to FDA discretion regarding EUA duration. Devices with EUA are neither formally cleared nor approved for the indication to treat patients with COVID-19 infection. Such devices are authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of the device under Section 564(b)(l) of the Act, 21 U.S.C § 360bbb-3(b)(1), unless the authorization is terminated or revoked sooner. The FDA can at its discretion cancel the EUA approval when there is no longer a threat to public health.

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

Federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded health care programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal health care program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers and some state laws apply regardless of payor (i.e., even in self-pay scenarios). These and other laws (including, for example, the Physician Payment Sunshine Act and state transparency and compliance laws) will become increasingly important as we progress toward commercialization in the U.S. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with reimbursement established at more than $500 per cartridge. We recruited Dr. Christian Steiner, MD as our Vice President of Sales and Marketing and hired three additional sales representatives. The fourth quarter of 2012 was the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria, where reimbursement for CytoSorb is now available, and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. In 2021, we expanded direct sales to include all applications in Sweden, Denmark and Norway. As part of this effort, the Company established CytoSorbents Poland Sp. z.o.o. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. In October 2022, the Company formed CytoSorbents France SAS to provide marketing and direct sales services in France. In May 2023, the Company formed CytoSorbents India Private Limited to provide marketing and direct sales services in India. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2023, we achieved cumulative sales of CytoSorb of approximately $212.8 million. During this time period, the CytoSorb device represented substantially all of our product sales.

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

In addition to our direct and distributor commercial channels, we have a number of strategic partners to market and distribute CytoSorb. These partners include Fresenius Medical Care AG, B. Braun Avitum AG, Eris LifeSciences, Aferetica s.r.l. and Terumo Cardiovascular Group. In August 2022, we expanded our partnership with Fresenius Medical Care to a global marketing collaboration. For detailed information regarding these partnerships, see the section entitled “Commercial and Research Partners” in item 1 of this report.

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant and other income are from government agencies in the United States.

During the years ended 2023, 2022 and 2021, no agency, distributor or direct customer represented more than 10 percent of the Company’s total revenue.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of March 9, 2024, our patent portfolio includes19 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2026 and 2038 absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Product		Patent	Patent	Patent
Group	Description/Indications	Term	Expiration	Type
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Method of Treating Inflammation	20 Years	3/31/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/30/2031	Standard
CytoSorb	Polymer Modification	20 Years	12/31/2031	Standard
CytoSorb	Method of Removal of Impurities from Whole Blood	20 Years	1/6/2032	Standard
CytoSorb	Use of Polymeric Sorbent Polymers	20 Years	8/10/2032	Standard
CytoSorb	Hemocompatible Modifiers	20 Years	3/31/2034	Standard
CytoSorb	Methods of Reducing Contamination in a Biological Substance	20 Years	6/3/2034	Standard
CytoSorb	Removing Protein Based Toxins and Potassium from Biological Fluids	20 Years	10/22/2035	Standard
CytoSorb	Method of Treating Acute Radiation Syndrome	20 Years	10/22/2035	Standard
CytoSorb	Use of Gastrointestinally Administered Porous Sorbent Polymers	20 Years	10/22/2035	Standard
CytoSorb	Hemocompatible Porous Beads	20 Years	10/21/2036	Standard
CytoSorb	Removal of Endotoxemia	20 Years	5/17/2037	Standard
CytoSorb	Method of Removing Toxins From Blood	20 Years	7/30/2038	Standard

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

We currently hold multiple trademarks including CytoSorb®, ECOS-300CY®, VetResQ®, HemoDefend™, BetaSorb™, DrugSorb™, and K+ontrolTM. We have spent considerable resources registering the trademark and building brand awareness and equity of the CytoSorb® tradename, which has been used in commerce since 2006. We expect to maintain and defend our various trademarks to the fullest extent possible.

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $470,000 for the year ended December 31, 2023.

Employees

As of March 7, 2024, we had 186 full-time and part-time employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.       Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and expect to incur substantial future losses.

We have experienced substantial operating losses since inception. As of December 31, 2023, we had an accumulated deficit of approximately $282,505,000, which included net losses of approximately $28,507,000, $32,813,000 and $24,559,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of December 31, 2023, we had current assets of approximately $25.7 million, including cash, cash equivalents and restricted cash on hand of approximately $15.6 million and current liabilities of approximately $14.5 million. For year ended December 31, 2023, our cash burn, which we define as the total of cash used in operating and investing activities from our statement of cash flows, was approximately $22.6 million, which included approximately $0.5 million of capital spending and improvements related to our new manufacturing facility and corporate headquarters. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have an effective shelf registration statement dated July 14, 2021 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $135.0 million of this amount was available as of December 31, 2023. We have also allocated $25 million of our total shelf amount to our ATM facility. As of December 31, 2023, approximately $20.3 million was available for use under the ATM facility.

On December 13, 2023, the Company closed on a registered direct offering for the sale, directly to investors, of 7,733,090 registered shares of common stock and warrants to purchase up to 2,706,561 shares of common stock (the “Offering”). Each share of common stock and accompanying warrant to purchase up to 0.35 shares of common stock, were sold together for a combined purchase price of $1.33, for an aggregate purchase price of approximately $10,285,000. After deducting transaction fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $9,785,000, excluding any proceeds that may be received upon the exercise of the warrants. Each warrant is immediately cash exercisable at an exercise price of $2.00 per share and will expire on the fifth anniversary of the issue date. The Company’s executive officers, directors, and certain non-executive officer employees of the Company also participated in the Offering with a combined investment of $435,000.

On December 30, 2021, we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”). Pursuant to the Sale Agreement we may offer to sell, from time to time, shares of our common stock, up to a maximum of $25,000,000. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000. There were no sales pursuant to the Sale Agreement during the year ended December 31, 2022.

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

As an example, outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread around the globe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic affected the United States and global economies with lingering effects that can continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our global supply chain, our ability to obtain raw materials, the manufacturing of and short-term demand for our lead product, CytoSorb, the commercialization of CytoSorb, our research and development activities, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and is likely to continue to affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to DrugSorb-ATR and our product candidates. The evolving COVID-19 pandemic has impacted and may continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment in our clinical trials nts may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. There may be new or further delays in patient enrollment in the PROCYSS and the STAR clinical trials. For example, in April 2021 we stopped the TISORB single arm study due to continued delays and poor enrollment caused by the COVID-19 pandemic in the U.K., in favor of redirecting those resources to the U.S. STAR-T randomized, controlled trial and in November 2022 and recently, we terminated the STAR-D trial for business reasons. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. As of the date of this filing, our manufacturing facilities remain operational and we have resumed research and development activities that were temporarily suspended as a result of the COVID-19 pandemic. However, we have experienced, and may continue to experience, challenges in hiring necessary staff members to conduct our research and development activities, including technical staff. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during and following the COVID-19 outbreak and such volatility may continue. Macro factors have impacted, and may continue to negatively impact, our critical care and cardiac surgery markets, including in certain geographies such as Germany. For example, widespread staffing shortages, decreased availability of hospital beds, fewer patients, increased hospital restrictions resulting in decreased access of our sales representatives to hospitals and fewer sales meetings with physicians resulted in lower-than-expected sales of CytoSorb during the years ended December 31, 2022 and 2021, respectively, and may contribute to lower-than-expected sales of CytoSorb in the future. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The Company did not have any COVID-19 related sales in 2023. The Company estimated that approximately $0.3 million and $6.3 million of its 2022 and 2021 product sales, respectively, were related to the treatment of COVID-19 patients. As the pandemic continues to ease and the amount of our revenues attributable to the treatment of COVID-19 is reduced, it is uncertain whether the Company will be able to replace some or all of this revenue in the future.

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

As of March 5, 2024, we had 186 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Kathleen P. Bloch, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each of the agreements had an initial term of three years and were retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. After the expiration of the initial terms, the employment agreements automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. The employment agreements for the Named Executive Officers above have automatically renewed for another one-year term. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. Additionally, the increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace departing employees at our manufacturing and other facilities and we may experience increased turnover rates. U.S. labor market conditions are currently challenging and labor shortages have been exacerbated during and following the COVID-19 pandemic. These conditions are expected to persist into 2024 and may lead to higher labor costs. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are scheduled to expire between 2026 and 2038. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Our existing patents are scheduled to expire between 2026 and 2038. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

Our products are subject to international regulation as medical devices under the Medical Devices Directive and, once our CE Mark under MDD expires in December 2028 will be subject to the new European Union Medical Device Regulation (“MDR”). In Europe, which we expect to provide the initial market for our products, the notified body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the notified body under these laws. Current international regulations classify our CytoSorb device as a Class IIb device. Even though we have received CE mark certification of the CytoSorb device, there can be no assurance that we will be able to continue to comply with the required annual auditing requirements or other international regulatory requirements that may be applicable. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data will be required to establish reimbursement.

If we fail to maintain the CE Mark in the European Union, we will not be able to commercially sell and market CytoSorb.

In March 2011, CytoSorb, was “CE marked” in the EU as an extracorporeal cytokine adsorber indicated for use in clinical situations where cytokines are elevated, allowing for commercial marketing. The CE Mark demonstrates that a conformity assessment has been carried out and the product complies with the Medical Devices Directive. A re-certification audit was conducted in April 2019. The successful completion of this audit CE-certifies CytoSorb under the current Medical Device Directive (93/42/EEC) until December 2028. Prior to the expiration of such certificate, we will apply for certification under the new Medical Devices Regulation (MDR). Failure to certify CytoSorb under the Medical Devices Regulation will prevent us from using the CE mark for commercial distribution of CytoSorb in the European Union. Any new product that we submit for the CE Mark after August 2019 must be approved under the new Medical Devices Regulation.

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

For the year ended December 31, 2023, we derived approximately 42% of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. For example, German state and federal governments are considering hospital reforms which would de-emphasize the direct related group payment systems and instead emphasize base payments focused on quality measures and appropriate patient care. These discussions are preliminary, and because the ultimate scope, implementation and timing of these reforms remains uncertain, we cannot accurately predict the impact that such reforms may have on our business or our results of operations. Furthermore, we cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the recent exit by the U.K. from the EU, or the war between Russia and Ukraine, and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, our inability to timely engage with and collect payment from customers in Russia and other affected regions, or otherwise affect our ability to do business. Additionally, global events such as the current COVID-19 coronavirus pandemic, war between Russia and Ukraine, and the Israel-Hamas war, that have or could, slow worldwide economies, disrupt travel and trade, and destabilize financial markets, may interfere with our ability to raise capital, sell and market our products, obtain reimbursement and payment of our products, or reduce the ability of our customers to pay for our product. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

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

Our common stock closed as high as $4.17 and as low as $1.09 per share between January 1, 2023 and December 31, 2023 on Nasdaq. On March 13, 2024, the closing price of our common stock, as reported on Nasdaq, was $1.01. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

●	fluctuations in our operating results;
●	announcements of product releases by us or our competitors;
●	announcements of clinical data, analyst or media reports;
●	financial status:
●	announcements of acquisitions and/or partnerships by us and our competitors; and
●	general market conditions.

There is no assurance that the price of our common stock will not continue to be volatile.

Directors, executive officers and principal stockholders own a significant percentage of the shares of common stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2023, two shareholders hold 11.5% of our shares and our directors and officers hold 6.4% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 45,760,000 shares remain available for issuance as of December 31, 2023 and may be issued by us without stockholder approval.

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

On December 30, 2021 we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”). Pursuant to the Sale Agreement we may offer to sell, from time-to-time shares of our common stock through “at-the-market” offerings, up to a maximum of $25,000,000. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

Item 1B.         Unresolved Staff Comments.

None.

Item 1C.         Cybersecurity.

Risk Management and Strategy

We recognize the importance of managing the material risks of cybersecurity threats, and we have implemented processes for identifying and assessing cybersecurity risks and incidents. We have also integrated these processes into our overall risk management system, including senior management’s periodic reviews of cybersecurity risks or threats. Senior management oversees and works closely with our IT department to continuously review and evaluate cybersecurity risks in alignment with our business goals and needs.

With respect to cybersecurity risks and threats, we utilize various third-party consultants and advisors to assist us with regular reviews, internal audits and best practices, including threat prevention and detection, security reviews and enhancements, penetration testing and full scope IT audits. CytoSorbents also has strict processes in place for the review of third-party service providers engaged, including thorough security assessments before engagement and annual monitoring of their IT environments and controls.

Governance

Our Chief Executive Officer and Chief Financial Officer are primarily responsible for timely updating the Board of Directors and the Audit Committee of the Board of Directors (the “Audit Committee”) about any material cybersecurity incidents or threats or any cybersecurity related issues worthy of their attention.

Our Board of Directors has designated the Audit Committee as the primary committee responsible for reviewing and managing cybersecurity risks and threats at CytoSorbents. The Audit Committee is comprised of members of the Board of Directors with diverse experience in healthcare, finance and information technology, enabling them to effectively oversee cybersecurity risks and threats. Our management team, with assistance from third-party consultants or advisors as appropriate, provides quarterly updates regarding cybersecurity risks and threats to the Audit Committee and ad hoc updates or communications are provided to the entire Board of Directors as needed.

The IT Operations team is primarily responsible for the timely identification, review, severity assessment and management of cybersecurity incidents. In the event of a cybersecurity incident, the IT Department leadership follows the procedures outlined in our Cybersecurity Incident Response Policy and works closely with management to form a Security Incident Response Team comprised of members from the appropriate functional teams. In accordance with this policy, senior management will also communicate the occurrence of any significant cybersecurity incidents to our Board of Directors, Audit Committee and auditors on a timely basis and will keep them informed of the remediation plans and progress.

Item 2.         Properties.

We currently operate one facility in Princeton, New Jersey and two facilities in Berlin, Germany as follows:

1.	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of February 2023, our monthly rent payment is approximately $117,000.
2.	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031.
3.	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

In the opinion of management, the leased properties are adequately insured, are in good condition and suitable for the conduct of our business. We also collaborate with numerous institutions, universities and commercial entities who conduct research and testing of our products at their facilities.

Item 3.         Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

On March 5, 2024, Danielle Greene, a former employee, filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, alleging breach of the New Jersey Conscientious Employee Protection Act (“CEPA”). The complaint specifically alleges that we violated the provisions of the CEPA by allegedly terminating Ms. Greene in retaliation for complaining about certain business practices. We dispute these allegations and intend to vigorously defend against them, but there can be no assurance as to the outcome of the litigation.

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

Approximate Number of Equity Security Holders

As of February 22, 2024, there were approximately 11,100 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2023.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2023 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6.          [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2023, 2022 and 2021 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

Overview

We are a leader in the treatment of life-threatening conditions in intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb, is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the United States Food and Drug Administration (the “FDA”) granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the U.S. FDA has granted U.S. Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has completed its pivotal randomized, controlled clinical trial in the U.S. and Canada, called the STAR-T trial, evaluating the use of DrugSorb-ATR during cardiothoracic surgery to prevent or reduce perioperative bleeding complications in pursuit of U.S. FDA and Health Canada marketing approval. We believe that the safety and efficacy results of the STAR-T trial will support regulatory submissions for marketing approval by the FDA and Health Canada.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 228,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. CytoSorb was also granted a second FDA Breakthrough Device designation for the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery.

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

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

●	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine removal, with the goal of reducing SIRS and sepsis and preventing or treating organ failure.
●	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that is being evaluated in the U.S. STAR-T pivotal randomized, controlled trial to reduce the level of the antithrombotic drug, ticagrelor, to reduce bleeding complications in patients undergoing cardiothoracic surgery while on this drug.
●	ECOS-300CY — an adsorption cartridge approved in the EU for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of maintaining or improving solid organ function prior to transplant. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.
●	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
●	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
●	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
●	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma,” and safer whole blood transfusions, respectively.
●	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.

●	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
●	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
●	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

Results of Operations

Comparison of the year ended December 31, 2023 and 2022

Revenues:

For the year ended December 31, 2023, we generated total revenue, which includes product revenue and grant income, of approximately $36,349,000 as compared to revenues of approximately $34,689,000 for the year ended December 31, 2022, an increase of approximately $1,660,000, or 5%. Revenue from CytoSorb product sales was approximately $31,015,000 for the year ended December 31, 2023, as compared to approximately $28,573,000 in the year ended December 31, 2022, an increase of approximately $2,442,000, or 9%. Other product revenue was approximately $70,000 for the year ended December 31, 2023, as compared to $787,000 for the year ended December 31, 2022, a decrease of approximately $717,000. Covid-19 product sales were -0- in 2023 and approximately $300,000 in 2022. Direct sales increased by approximately $928,000, or 5% and distributor sales increased by approximately $797,000, or 7% during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in the average exchange rate of the Euro to the U.S. dollar also positively impacted 2023 product sales by approximately $780,000. For the year ended December 31, 2023, the average exchange rate of the Euro to the U.S. dollar was $1.08 as compared to an average exchange rate of $1.05 for the year ended December 31, 2022.

Grant income was approximately $5,264,000 for the year ended December 31, 2023, as compared to approximately $5,329,000 for the year ended December 31, 2022, a decrease of approximately $65,000, or 1%.

Cost of Revenue:

For the years ended December 31, 2023 and 2022, cost of revenue was approximately $13,957,000 and $13,956,000, respectively. Grant cost of revenue increased approximately $41,000 during the year ended December 31, 2023, as compared to the year ended December 31, 2022. Product cost of revenues decreased approximately $39,000 during the year ended December 31, 2023, as compared to the year ended December 31, 2022. Product gross margins were approximately 72% for the year ended December 31, 2023, and approximately 70% for the year ended December 31, 2022. This increase was primarily due to inefficiencies related to the relocation of our production activities to our new manufacturing facility in Princeton, New Jersey during the year ended December 31, 2022, that did not recur in 2023.

Gross Profit:

Gross profit was approximately $22,392,000 for the year ended December 31, 2023, an increase of approximately $1,659,000 or 8%, versus gross profit of $20,733,000 in 2022. This increase is attributed to increased sales and the increase in product gross margin percentage as discussed above.

Research and Development Expenses:

Our research and development costs were approximately $15,729,000 and $15,119,000 for the years ended December 31, 2023 and 2022, respectively, an increase of approximately $610,000, or 4%. This increase was related to approximately $850,000 of costs incurred related to pre-production manufacturing activities required to bring the new manufacturing plant to a state of commercial readiness and approximately $720,000 of costs related to pre-commercialization activities related to DrugSorb ATR. These increases were offset by a decrease in clinical trial related costs of approximately $940,000, due primarily to the termination of our STAR-D clinical trial in the U.S., and other non-grant related research and development costs of approximately $20,000.

Legal, Financial and Other Consulting Expenses:

Our legal, financial and other consulting costs were approximately $4,272,000 and $2,848,000 for the years ended December 31, 2023 and 2022, respectively, an increase of approximately $1,424,000, or 50%. This increase was due to an increase in legal fees of approximately $1,010,000 due to the abandonment of certain issued patents and patent applications, fees related to Company’s equity transactions and the settlement of a litigation matter; an increase in employment agency fees of approximately $178,000 related to the hiring of certain management personnel, an increase in consulting fees of approximately $179,000 related to regulatory matters on DrugSorb-ATR and an increase in accounting fees of approximately $57,000.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were approximately $33,600,000 and $34,288,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of approximately $688,000, or 2%. This decrease was due to a decrease in sales and marketing costs, which include advertising and conference attendance, of approximately $839,000, a decrease in royalty expense of approximately $109,000, a decrease in non-cash stock compensation expense (which includes both stock options and restricted stock units) of approximately $115,000, a decrease in commercial insurance of approximately $165,000 and a decrease in public relations costs of approximately $135,000. These decreases were offset by an increase in salaries, commissions, and related costs of approximately $532,000 and an increase in other general and administrative costs of approximately $143,000.

Gain (Loss) on Foreign Currency Transactions:

For the year ended December 31, 2023, the gain on foreign currency transactions was approximately $1,949,000, as compared to a loss on foreign currency transactions of approximately $2,449,000 for the year ended December 31, 2022. The 2023 gain is directly related to the increase of the exchange rate of the Euro as of December 31, 2023, as compared to December 31, 2022. The exchange rate of the Euro to the U.S. dollar was $1.11 per Euro as of December 31, 2023, as compared to $1.07 per Euro at December 31, 2022. The 2022 loss is directly related to the decrease in the exchange rate of the Euro as of December 31, 2022, as compared to December 31, 2021. The exchange rate of the Euro to the U.S. dollar was $1.07 per Euro as of December 31, 2022, as compared to $1.14 per Euro at December 31, 2021.

Benefit from Income Taxes:

Our benefit from income taxes was approximately $814,000 and $1,093,000 for the years ended December 31, 2023 and 2022, respectively. This benefit was realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

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

Benefit from Income Taxes:

Our benefit from income taxes was approximately $1,093,000 and $736,000 for the years ended December 31, 2022 and 2021, respectively. This benefit was realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of December 31, 2023, we had current assets of approximately $25.7 million and current liabilities of approximately $14.5 million. As of December 31, 2023, $25 million of our total shelf amount was allocated to our ATM facility, of which approximately $20.3 million remained available. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000.

In April of 2023, we received approximately $1,000,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey. In March of 2024, we received approximately $880,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

On December 13, 2023, the Company closed on a registered direct offering for the sale, directly to investors, of 7,733,090 registered shares of common stock and warrants to purchase up to 2,706,561 shares of common stock (the “Offering”). Each share of common stock and accompanying warrant to purchase up to 0.35 shares of common stock, were sold together for a combined purchase price of $1.33, for an aggregate purchase price of approximately $10,285,000. After deducting transaction fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $9,785,000, excluding any proceeds that may be received upon the exercise of the warrants. Each warrant is immediately cash exercisable at an exercise price of $2.00 per share and will expire on the fifth anniversary of the issue date.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. pivotal STAR-T trial, which includes the detailed analysis of trial data and the preparation of our application for marketing approval to the U.S. FDA. We have also instituted and continue to maintain tight control over expenditures.

As of December 31, 2023, 2023, we have approximately $15.6 million in cash, including approximately $14.1 million and $1.5 million in unrestricted and restricted cash, respectively. We believe this is sufficient to fund the Company’s operations into the fourth quarter of 2024. We will need to raise additional capital to support our ongoing operations in the future, and the Company is actively pursuing financing sources, including less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

Loan and Security Agreement

The Company and its wholly-owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), are parties to that certain Loan and Security Agreement (“Original Agreement”) with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), which was most recently amended on January 19, 2022 (the “Fourth Amendment Date”) under that certain Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Amendment” and the Original Agreement, as so amended, the “Loan Agreement”). Under the Loan Agreement, the Bank has agreed to loan a tranche of term loans in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Loan Agreement) (the “Term C Loan”). On December 27, 2022, the Company drew down the first $5 million tranche of the Term C loans available under the terms of the Fourth Amendment. On December 28, 2022 (the “Fifth Amendment Date”), the Company entered into the Fifth Amendment of its Amended Loan and Security Agreement with Bridge Bank. The Fifth Amendment extended the draw period under the Fourth Amendment to the earlier of (i) March 1, 2023 and (ii) the occurrence of an Event of Default. On March 9, 2023, the Company entered into the Sixth Amendment of its Amended Loan and Security Agreement. The Sixth Amendment further extended the draw period to March 24, 2023. Therefore, no further draws are available as of the date of this filing. For further discussion regarding the Loan Agreement please see Note 7 – Long Term Debt to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

Revenue is recognized when the Company ships its products to its direct customers and distributors/strategic partners. Revenue is recognized on its grant awards with agencies of U.S. government in accordance with the terms of the award contract. See Note 3 to our consolidated financial statements for a description of the types of government contracts. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for the products shipped or the services provided under their grant contracts. To achieve this core principle, the Company applies the following five steps:

1.	Identify Contracts with Customers - The Company’s contracts with its direct customers are generally in the form of a purchase order. The Company has formal written contracts with each of its distributors/strategic partners that define their respective territories and minimum purchase commitments which must be met in order to maintain exclusivity in their territory. Distributors/strategic partner customers also submit purchase orders with each order that define the terms of shipment and transaction price. The Company has a contract for each grant award with various agencies of the U.S. government.
2.	Identify Performance Obligations - The performance obligations in contracts with direct customers and distributors/strategic partners are for the shipment of the CytoSorb device and related accessory parts. The performance obligations for government contracts are dependent on the contract type, however, these are generally based on the costs incurred related to each government contract.
3.	Determine Transaction Price - The price charged is based on the Company’s price list for the CytoSorb device and related accessory parts for both direct customers and distributor/strategic partners. The Company does not permit returns for product sales. The Company also provides for certain rebates and discounts to direct customers for sales of its product that are earned based upon sales volume. These amounts, which are earned based on calendar year sales volume, are recorded as a reduction of sales as earned. The transaction prices for government contracts are dependent on the type of contract and are outlined in each contract.

4.	Allocate Transaction Price to Performance Obligations - The transaction price for the performance obligation is based on the purchase orders received for both direct customers and on the type of contract and are outlined in each contract. The transaction prices for government contract performance obligations are dependent on the type of contract and are generally based on costs incurred.
5.	Recognize Revenue as Performance Obligations are Satisfied - The Company satisfies its performance obligation to direct customers and distributors/strategic partners generally upon shipment of the products. The Company satisfies its performance obligations on government contracts generally upon incurring costs on each contract. The Company records deferred revenue related to fixed price government contracts to the extent that billings exceed costs incurred.

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

Lease Commitments

We currently operate our leased facility in Princeton, New Jersey and two leased facilities in Berlin, Germany as follows:

●	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of February 2024, our monthly base rent is approximately $117,000.
●	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031.
●	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

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

Lease Commitments

We currently operate our leased facility in Princeton, New Jersey and two leased facilities in Berlin, Germany as follows:

●	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of March 2024, our monthly base rent is approximately $117,000.
●	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month. Both leases have a five-year option to renew that would extend the lease term to August 31, 2031.
●	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 and other costs of approximately $240 and has a term of five years. The lease also has an option to extend the lease term for an additional five-year period through March 31, 2031.

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

Item 8.            Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference. See Item 15 of Part IV.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information.

None.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10.          Directors, Executive Officers and Control Persons.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Officers and Key Employees” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our Board of Directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

To the extent required, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our Board of Directors, the Audit Committee, our Audit Committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11.          Executive Compensation.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

Item 14.          Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2024 annual meeting of stockholders scheduled to be held on June 6, 2024, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)          Financial Statements and Schedules:

1.      Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are included herein:

2.      Financial Statement Schedules

Not applicable.

3.      List of Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated June 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019).

3.2	Amended and Restated Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2021).

4.1	Description of Capital Stock of CytoSorbents Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2022).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2023).

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

10.5

Royalty Agreement between Guillermina Vega Montiel and the Registrant dated as of August 11, 2003 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.6

Assignment and Assumption of Certain Royalty Rights, dated as of November 22, 2022, by and among Robert Shipley Living Trust, ROKK, LLC, and CytoSorbents Medical, Inc (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 9,2023).

10.7

Stipulated Order and Settlement Agreement between Bro-Tech Corporation, Purolite International Ltd. And the Registrant, dated August 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 8, 2006).

10.8†

Distribution Agreement between Biocon Biologics Limited and the Registrant dated as of September 20, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.9†

First Amendment to the Distribution Agreement between Biocon Biologics Limited and the Registrant, dated October 30, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015).

10.10+	CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2006).

10.11+

Amendment No. 1 to the CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8, filed on November 4, 2014).

10.12

Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 26, 2019).

10.13

Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 4, 2018).

10.14

First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2019, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 5, 2019).

10.15

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 4, 2020, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020).

10.16

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.17

Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of December 28, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2022).

10.18

Success Fee Letter, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2018).

10.19

Success Fee Letter, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.20†

Exclusive Distribution Agreement, dated as of September 26, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l. (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed on March 7, 2019).

10.21†

Amendment to Exclusive Distribution Agreement, dated December 15, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K filed on March 7, 2019).

10.22

Open Market Sale AgreementSM, dated as of December 30, 2021, by and between CytoSorbents Corporation and Jefferies LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2021).

10.23

Marketing Agreement, dated as of August 1, 2022, by and between CytoSorbents Corporation and Fresenius Medical Care Deutschland GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.24

Lease, dated as of March 26, 2021, by and between 300 CR LLC and CytoSorbents Medical, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2021).

10.25

Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 8, 2023, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 9,2023).

10.26

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 16, 2023, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2023).

10.27+†

Consulting Agreement, dated March 31, 2023, by and between the Company and Ms. Kathleen P. Bloch (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2023).

10.28+

Employment Agreement, dated September 18, 2023, by and between the Company and Ms. Kathleen Bloch (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2023).

10.29†

Securities Purchase Agreement, dated as of December 11, 2023, by and among CytoSorbents Corporation and the investors party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of WithumSmith+Brown, PC.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Recoupment Policy

101

The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (v) Notes to the Consolidated Financial Statements.

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

Item 16.          Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2024.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	March 14, 2024
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Kathleen P. Bloch	Chief Financial Officer	March 14, 2024
Kathleen P. Bloch	(Principal Financial and Accounting Officer)

/s/ Michael G. Bator	Chairman of the Board	March 14, 2024
Michael G. Bator

/s/ Alan D. Sobel	Director	March 14, 2024
Alan D. Sobel

/s/ Edward R. Jones	Director	March 14, 2024
Edward R. Jones

/s/Jiny Kim	Director	March 14, 2024
Jiny Kim

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, working with an external consultant, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Control –Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2023.

/s/ Dr. Phillip P. Chan	/s/ Kathleen P. Bloch
Dr. Phillip P. Chan	Kathleen P. Bloch
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytosorbents Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cytosorbents Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Cytosorbents Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations, and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Cytosorbents Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Cytosorbents Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Stock Based Compensation

Description of the Matter

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company grants stock-based awards including stock options, restricted stock units and performance-based stock awards to their employees as compensation for their service. The Company recorded approximately $3,329,000 of stock-based compensation expense during the year ended December 31, 2023. In 2023, the Company granted 1,227,750 performance awards, and recorded stock-based compensation expense of approximately $354,000 related to these awards. The number of shares awarded are contingent on certain performance metrics, and the quantity of awards received can range based on the level of performance achieved.

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

How we Addressed the Matter in our Audit

Addressing the matter involved obtaining an understanding of and evaluating the design of controls over the Company’s process for determining stock-based compensation expense, including management’s review controls over the underlying calculations, the significant assumptions used in valuing certain awards, identification of the terms of the performance conditions and the key inputs used in determining the outcome of each performance condition. We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. Additionally, we tested the related valuation report on volatility prepared by the Company’s specialists by involving our internal valuation specialists to assess the valuation methodologies and assumptions used. We determined whether performance targets were satisfied in accordance with the contractual conditions through review of source documents, press releases, and board minutes and recalculated grant date fair value by multiplying the awarded quantity of awards by the fair value. We sampled a selection of grants and recalculated the fair value of those grants without exception. Further, we sampled a selection of grants and recalculated the stock compensation expense recorded as of December 31, 2023. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 2 and 11 in relation to this matter.

We have served as the Company’s auditor since 2004.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey

March 14, 2024

PCAOB ID Number 100

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$14,131,137	$22,144,567
Grants and accounts receivable, net of allowances of $49,663 and $76,041 at December 31, 2023 and 2022, respectively	6,057,072	5,664,941
Inventories	3,680,129	3,461,586
Prepaid expenses and other current assets	1,834,485	2,488,597
Total current assets	25,702,823	33,759,691

Property and equipment - net	10,056,354	10,743,032
Restricted cash	1,483,958	1,687,459
Right-of-use asset	12,058,896	12,603,901
Other assets	3,958,603	4,437,447
Total Assets	$53,260,634	$63,231,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,802,170	$1,655,173
Accrued expenses and other current liabilities	7,870,149	7,950,440
Lease liability – current portion	373,636	108,939
Current maturities of long-term debt	2,500,000	—
Total current liabilities	14,545,955	9,714,552
Lease liability, net of current portion	12,896,659	13,142,005
Long-term debt, net of current maturities	2,542,857	5,000,000
Total Liabilities	29,985,471	27,856,557

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 54,240,265 and 43,635,715 shares issued and outstanding at December 31, 2023 and 2022, respectively	54,240	43,635
Additional paid-in capital	305,196,874	287,000,021
Accumulated other comprehensive income	529,321	2,329,195
Accumulated deficit	(282,505,272)	(253,997,878)
Total stockholders’ equity	23,275,163	35,374,973
Total Liabilities and Stockholders’ Equity	$53,260,634	$63,231,530

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenue:
CytoSorb sales	$31,015,268	$28,572,709	$39,996,700
Other sales	69,685	787,201	111,867
Total product sales	31,084,953	29,359,910	40,108,567
Grant income	5,264,426	5,328,899	3,056,960
Total revenue	36,349,379	34,688,809	43,165,527
Cost of revenue	13,957,356	13,955,752	11,047,350
Gross profit	22,392,023	20,733,057	32,118,177
Operating expenses:
Research and development	15,728,915	15,118,907	16,380,930
Legal, financial and other consulting	4,272,296	2,847,899	2,731,515
Selling, general and administrative	33,600,065	34,288,130	35,750,477
Total operating expenses	53,601,276	52,254,936	54,862,922
Loss from operations	(31,209,253)	(31,521,879)	(22,744,745)
Other income (expense):
Interest income (expense), net	(157,891)	132,597	28,007
Gain (loss) on foreign currency transactions	1,949,257	(2,448,583)	(2,577,913)
Miscellaneous income (expense)	96,754	(67,303)	—
Total other income (expense), net	1,888,120	(2,383,289)	(2,549,906)

Loss before benefit from income taxes	(29,321,133)	(33,905,168)	(25,294,651)

Benefit from income taxes	813,739	1,092,585	736,003

Net loss attributable to common stockholders	$(28,507,394)	$(32,812,583)	$(24,558,648)

Basic and diluted net loss per common share	$(0.64)	$(0.75)	$(0.57)

Weighted average number of shares of common stock outstanding	44,656,391	43,573,215	43,359,186

Comprehensive loss:
Net loss	$(28,507,394)	$(32,812,583)	$(24,558,648)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,799,874)	1,803,610	2,259,663
Comprehensive loss	$(30,307,268)	$(31,008,973)	$(22,298,985)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	43,221,999	$43,222	$277,533,082	$(1,734,078)	$(196,626,647)	$79,215,579
Stock-based compensation - employees, consultants and directors	—	—	4,020,819	—	—	4,020,819
Issuance of common stock - offerings, net of fees incurred	—	—	(90,000)	—	—	(90,000)
Issuance of restricted stock options	106,662	107	928,310	—	—	928,417
Proceeds from exercise of stock options	139,102	139	805,060	—	—	805,199
Cashless exercise of stock options	10,724	10	(2,842)	—	—	(2,832)
Other comprehensive income, foreign currency translation adjustment	—	—	—	2,259,663	—	2,259,663
Net loss	—	—	—	—	(24,558,648)	(24,558,648)
Balance at December 31, 2021	43,478,487	43,478	283,194,429	525,585	(221,185,295)	62,578,197
Stock-based compensation - employees, consultants and directors	—	—	3,423,517	—	—	3,423,517
Legal/audit fees related to ATM offering	—	—	(40,358)	—	—	(40,358)
Issuance of restricted stock options	144,728	145	379,946	—	—	380,091
Other comprehensive loss, foreign currency translation adjustment	—	—	—	1,803,610	—	1,803,610
Stock issued to vendor in lieu of cash payment	12,500	12	42,487	—	—	42,499
Net loss	—	—	—	—	(32,812,583)	(32,812,583)
Balance at December 31, 2022	43,635,715	43,635	287,000,021	2,329,195	(253,997,878)	35,374,973
Stock-based compensation - employees, consultants and directors	—	—	3,329,307	—	—	3,329,307
Proceeds from the exercise of stock options for cash	84,905	85	218,193	—	—	218,278
Issuance of common stock offerings, net of fees incurred	10,389,554	10,390	14,245,544	—	—	14,255,934
Issuance of restricted stock options	130,091	130	403,809	—	—	403,939
Other comprehensive loss, foreign currency translation adjustment	—	—	—	(1,799,874)	—	(1,799,874)
Net loss	—	—	—	—	(28,507,394)	(28,507,394)
Balance at December 31, 2023	54,240,265	$54,240	$305,196,874	$529,321	$(282,505,272)	$23,275,163

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(28,507,394)	$(32,812,583)	$(24,558,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	42,857	—	—
Non-cash compensation	371,397	376,574	2,183,317
Depreciation and amortization	1,462,436	882,621	731,578
Amortization of right-of-use asset	564,356	249,008	398,035
Bad debt expense (recovery)	14,434	(8,354)	(512)
Loss on disposal of fixed assets	—	132,303	—
Impairment of patents	655,685	635,606	—
Foreign currency transaction (gains) losses	(1,949,256)	2,448,583	2,577,913
Stock-based compensation	3,329,307	3,423,517	4,020,819
Changes in operating assets and liabilities:
Grants and accounts receivable	(245,616)	(1,288,422)	420,578
Inventories	(121,039)	945,352	(2,350,547)
Prepaid expenses and other current assets	1,104,167	(22,187)	280,915
Other assets	(50)	52,678	(135,857)
Accounts payable and accrued expenses	1,623,580	(3,248,978)	2,426,810
Net cash used in operating activities	(21,655,136)	(28,234,282)	(14,005,599)

Cash flows from investing activities:
Purchases of property and equipment	(538,115)	(6,087,365)	(3,641,248)
Patent costs	(398,121)	(368,211)	(640,013)
Net cash used in investing activities	(936,236)	(6,455,576)	(4,281,261)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,000,000	—
Equity contributions - net of fees incurred	14,255,932	(40,358)	(90,000)
Proceeds from exercise of stock options	218,278	—	805,199
Net cash provided by financing activities	14,474,210	4,959,642	715,199
Effect of exchange rates on cash	(99,769)	(262,924)	(24,774)
Net change in cash, cash equivalents and restricted cash	(8,216,931)	(29,993,140)	(17,596,435)

Cash, cash equivalents and restricted cash at beginning of year	23,832,026	53,825,166	71,421,601
Cash, cash equivalents and restricted cash at end of year	$15,615,095	$23,832,026	$53,825,166

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$376,668	$—	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to vendor in lieu of cash payment	$—	42,499	—
Capital expenditures included in accounts payable	$—	359,965	—
Settlement of accrued bonuses with restricted stock units	$403,939	$380,091	$928,417

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2023

1. BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents Medical Inc., its wholly owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly owned European subsidiary (the “European Subsidiary”). In addition, the consolidated financial statements include CytoSorbents Switzerland, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited, and CytoSorbents France SAS, the wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited and CytoSorbents India Private Limited, wholly-owned subsidiaries of CytoSorbents Medical, Inc. These entities are collectively referred to as the “Company”.

As of December 31, 2023, the Company’s total cash and cash equivalents were approximately $15.6 million, including approximately $14.1 million in cash and cash equivalents and approximately $1.5 million in restricted cash, which is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is actively pursuing financing sources, including less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly owned subsidiary of CytoSorbents Medical, Inc., which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland, a wholly-owned subsidiary of CytoSorbents Europe, GmbH. In October 2022, the Company formed CytoSorbents France SAS, a wholly-owned subsidiary of CytoSorbents Europe, GmbH, to provide marketing and direct sales services in France. In May 2023, the Company formed CytoSorbents India Private Limited to provide marketing and direct sales services in India. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011 and is currently being marketed and distributed in more than 75 countries around the world, as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure, and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

In April 2020, CytoSorb received United States Food and Drug Administration (“FDA”) Emergency Use Authorization (“EUA”) of CytoSorb for use in adult critically ill COVID-19 patients with imminent or confirmed respiratory failure. The CytoSorb device has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA.

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation for its DrugSorb-ATR Antithrombotic Removal System for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorbents’ technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health. In July 2021, the Company received full approval of its Investigative Device Exemption (“IDE”) to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind randomized control trial (“RCT”) for up to 120 patients in the United States to support FDA marketing approval. In July 2023, the Company announced that enrollment in the STAR-T trial has completed, and in August 2023, the Company announced completion of the STAR-T trial, following the last scheduled patient follow-up. In December 2023, the Company announced that the independent Data Safety Monitoring Board (the “DSMB”) performed a final review of the full unblinded data on all 140 patients in the STAR-T trial and concluded there were no issues with device safety, meeting the primary safety endpoint of the study. The Company has also performed the initial data analysis on the primary effectiveness endpoint of STAR-T trial. Based on this analysis, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population, representing more than 90% of the overall study population. The Company expects to complete the analysis of the full trial results during the first quarter of 2024. Pending this final analysis, the Company believes the safety and effectiveness data from STAR-T will support the regulatory submission of DrugSorb-ATR to the U.S. FDA and Health Canada.

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

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology which, as of December 31, 2023, is protected by 19 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally, including HemoDefend, ContrastSorb, DrugSorb, DrugSorb-ATR and others. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2024 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

Stock Market Listing

On December 17, 2014 the Company’s common stock was approved for listing on The Nasdaq Capital Market (“Nasdaq”), and it began trading on Nasdaq on December 23, 2014 under the symbol “CTSO”. Previously, the Company’s common stock traded in the over-the-counter-market on the OTC Bulletin Board.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited and CytoSorbents France SAS, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited and CytoSorbents India Private Limited, wholly-owned subsidiaries of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. Foreign currency transaction gain (loss) included in net loss amounted to approximately $1,949,000, $(2,449,000) and $(2,578,000) for the years ended December 31, 2023, 2022 and 2021, respectively. The Company translates assets and liabilities of the European subsidiary, whose functional currency is their local currency, at the exchange rate in effect at the balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts shown in the consolidated balance sheets and consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$14,131,137	$22,144,567
Restricted cash	1,483,958	1,687,459
Total cash, cash equivalents and restricted cash	$15,615,095	$23,832,026

Restricted Cash

The Company’s total restricted cash in the amount of $1,483,958 and $1,687,459 as of December 31, 2023 and 2022, respectively, consisted of cash of $1,467,459 for each year that the Company is obligated to maintain as collateral for the outstanding letter of credit with Bridge Bank that was provided to the landlord of the College Road facility as security and cash of $16,499 and $220,000 as of December 31, 2023 and 2022, respectively, that the Company is obligated to maintain as collateral for the credit limit on the Company’s credit card account.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable consist of amounts due from direct customers, distributors and agencies of the U.S. government and are presented at net realizable value. At each balance sheet date, the Company estimates an expected allowance for credit losses inherent in the Company’s accounts receivable portfolio based on historical experience, specific allowances for known troubled accounts, and other available evidence. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. The Company has identified the following portfolio segments:  direct customers, distributors/strategic partners and the U.S. government.

A fixed reserve percentage for each pool is derived from a review of the Company’s historical losses in relation to the total pool. This estimate is adjusted quarterly for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segments have remained constant over the Company’s historical evaluation period.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they are recognized as an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the financial statements as a whole for the year ended December 31, 2023.

The allowance for credit losses reflects accounts receivable balances that are written off when management determines they are uncollectible.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, and measures the allowance for credit losses using the following methods:

Direct Customers—The Company measures expected credit losses on direct customer receivables using an aging methodology. The risk of loss for direct customer receivables is low based on the Company’s historical experience. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and supportable forecasts.

Distributors/Strategic Partners—The Company measures expected credit losses on distributor receivables using an individual reserve methodology. The risk of loss in this portfolio is low based on the Company’s historical experience. The estimate of expected credit losses considers the past payment history of each distributor.

U.S. Government- These receivables are related to the Company’s government grants. The Company measures expected credit losses on these receivables using an individual reserve methodology. The risk of loss in this portfolio is very low based on the Company’s historical experience, as these receivables are supported by approved grant award contracts.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out (“FIFO”) basis. At December 31, 2023 and 2022, the Company’s inventory was comprised of finished goods, which amounted to $2,155,457 and $1,567,871, respectively, work in process which amounted to $838,871 and $1,280,368, respectively, and raw materials which amounted to $685,801 and $613,347, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the years ended December 31, 2023 and 2022, the Company wrote-off patent costs of approximately $656,000 and $636,000, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

Revenue Recognition

Revenue is recognized when the Company ships its products to its direct customers and distributors/strategic partners. Revenue is recognized on its grant awards with agencies of U.S. government in accordance with the terms of the award contract. See Note 3 for a description of the types of government contracts. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for the products shipped or the services provided under their grant contracts. To achieve this core principle, the Company applies the following five steps:

1.	Identify Contracts with Customers - The Company’s contracts with its direct customers are generally in the form of a purchase order. The Company has formal written contracts with each of its distributors/strategic partners that define their respective territories and minimum purchase commitments which must be met in order to maintain exclusivity in their territory. Distributors/strategic partner customers also submit purchase orders with each order that define the terms of shipment and transaction price. The Company has a contract for each grant award with various agencies of the U.S. government.
2.	Identify Performance Obligations - The performance obligations in contracts with direct customers and distributors/strategic partners are for the shipment of the CytoSorb device and related accessory parts. The performance obligations for government contracts are dependent on the contract type, however, these are generally based on the costs incurred related to each government contract.
3.	Determine Transaction Price - The price charged is based on the Company’s price list for the CytoSorb device and related accessory parts for both direct customers and distributor/strategic partners. The Company does not permit returns for product sales. The Company also provides for certain rebates and discounts to direct customers for sales of its product that are earned based upon sales volume. These amounts, which are earned based on calendar year sales volume, are recorded as a reduction of sales as earned. The transaction prices for government contracts are dependent on the type of contract and are outlined in each contract.
4.	Allocate Transaction Price to Performance Obligations - The transaction price for the performance obligation is based on the purchase orders received for both direct customers and on the type of contract and are outlined in each contract. The transaction prices for government contract performance obligations are dependent on the type of contract and are generally based on costs incurred.
5.	Recognize Revenue as Performance Obligations are Satisfied - The Company satisfies its performance obligation to direct customers and distributors/strategic partners generally upon shipment of the products. The Company satisfies its performance obligations on government contracts generally upon incurring costs on each contract. The Company records deferred revenue related to fixed price government contracts to the extent that billings exceed costs incurred.

Research and Development

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $253,000, $582,000 and $615,000 in 2023, 2022 and 2021, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company is accounting for an uncertain tax position of approximate $2.1 million for the year ended December 31, 2023. The Company had no unrecognized tax benefits as of December 31, 2022. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards and Research and Development credits to an industrial company.

CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents UK Limited, CytoSorbents Medical UK Limited and CytoSorbents France SAS file an annual corporate tax return, a VAT return and a trade tax return in Germany, Switzerland, Poland, France and the United Kingdom, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The valuation of options granted, allowance for credit losses and recoverability of patents are significant estimates in these consolidated financial statements.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Beginning in April of 2023, the Company joined the IntraFi network, and established an Insured CashSweep (“ICS”) account whereby all cash that was previously held in the Company’s money market account at Bridge Bank is swept daily in increments of less than $250,000 and deposited in a number of IntraFi’s 4,000 member banks. This arrangement provides FDIC insurance coverage for all of the cash balances previously held in the money market account, which represents all of the cash and cash equivalents held at Bridge Bank. This arrangement excludes the restricted cash balances. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of the Company’s revenues are from product sales in Germany. Substantially all of the Company’s grant and other income are from grant agencies in the United States. (See Note 3 for further information relating to the Company’s revenue.)

As of December 31, 2023, one distributor accounted for approximately 19% of outstanding grants and accounts receivables. As of December 31, 2022, two distributors accounted for approximately 27% of outstanding grants and accounts receivables. For the years ended December 31, 2023, 2022 and 2021, no agency, distributor/strategic partner or direct customer represented more than 10% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the closing of the Company’s December 13, 2023 Offering meet the criteria for equity classification under ASC 815, the warrants are classified as equity as of December 31, 2023.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $464,000, $297,000 and $276,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Effect of Recent Accounting Pronouncements

In June 2016, the FASB, issued ASU No. 2016-13 entitled, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU provides guidance on the calculation of credit losses, which includes the allowance for doubtful accounts on trade accounts receivable. The updated guidance is effective for public entities for fiscal years beginning after

December 15, 2022. The Company implemented the updated guidance as of January 1, 2023, and this did not have significant impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The Company will adopt the provisions of ASU 2020-06 on January 1, 2024. This is not expected to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09 entitled “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU provides guidance related to additional disclosures that will be required related to income taxes. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2024. This ASU will result in additional disclosures in the Company’s consolidated financial statements related to income taxes in 2025.

3. REVENUE:

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$66,773	$—	$—	$66,773
Germany	12,964,806	—	—	12,964,806
All other countries	5,956,042	12,097,332	—	18,053,374
Total product revenue	18,987,621	12,097,332	—	31,084,953
Grant income:
United States	—	—	5,264,426	5,264,426

Total revenue	$18,987,621	$12,097,332	$5,264,426	$36,349,379

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2022:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$787,201	$181,750	$—	$968,951
Germany	12,566,437	—	—	12,566,437
All other countries	4,705,580	11,118,942	—	15,824,522
Total product revenue	18,059,218	11,300,692	—	29,359,910
Grant income:
United States	—	—	5,328,899	5,328,899

Total revenue	$18,059,218	$11,300,692	$5,328,899	$34,688,809

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2021:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$189,167	$1,500,700	$—	$1,689,867
Germany	21,006,432	—	—	21,006,432
All other countries	5,846,256	11,566,012	—	17,412,268
Total product revenue	27,041,855	13,066,712	—	40,108,567
Grant income:
United States	—	—	3,056,960	3,056,960

Total revenue	$27,041,855	$13,066,712	$3,056,960	$43,165,527

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the U.S., as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically ill patients infected with COVID-19 by the FDA. Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark, Norway and the United Kingdom. Direct sales are fulfilled from the Company’s office in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs vs. 12 packs).

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world. The Company has a formal written contract with each distributor/strategic partner. These contracts have terms ranging from one to five years in length, with three years being the typical term. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Contract receivables, which are included in grants and accounts receivable	$3,846,271	$3,822,452
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,577,141	$1,694,906

Contract receivables represent balances due from product sales to distributors amounting to $3,270,724 and $2,944,031 at December 31, 2023 and 2022, respectively, and billed and unbilled amounts due on government contracts amounting to $575,547 and $878,421 at December 31, 2023 and 2022, respectively. Contract receivable amounted to $3,000,708 as of January 1, 2022.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $196,322 and $178,134 at December 31, 2023 and 2022, respectively, and deferred grant revenue related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $1,376,819 and $1,516,772 at December 31, 2023 and 2022, respectively. Contract liabilities amounted to $2,251,177 as of January 1, 2022.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment - net, consist of the following as of December 31,:

			Depreciation/
	December 31		Amortization
	2023	2022	Period

Furniture and fixtures	$1,462,778	$1,306,267	7 years
Equipment and computers	5,404,743	5,131,934	3 to 7 years
Leasehold improvements	6,224,863	6,201,523	Lesser of term of lease or estimated useful life
	13,092,384	12,639,724
Less accumulated depreciation and amortization	3,036,030	1,896,692
Property and Equipment, Net	$10,056,354	$10,743,032

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $1,239,600, $688,565 and $571,156 respectively.

5. OTHER ASSETS:

Other assets consist of the following:

	December 31
	2023	2022

Patent applications pending	$1,945,532	$2,466,341
Patents issued	2,982,253	2,773,191
Less accumulated amortization of patents issued	(1,021,233)	(848,999)
Patents, net	3,906,552	4,390,533
Security deposits	52,051	46,914
Total	$3,958,603	$4,437,447

Amortization expense amounted to $222,836, $194,056, and $160,422 for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization expense for the next five years will be approximately $218,000 for the year ending December 31, 2024; approximately $218,000 for the year ending December 31, 2025; approximately $217,000 for the year ending December 31, 2026; approximately $212,000 for the year ending December 31, 2027 and approximately $212,000 for the year ending December 31, 2028.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31
	2023	2022
Accrued salaries and commissions	$3,344,080	$2,862,930
Deferred revenue	1,380,821	1,516,772
Clinical studies	956,432	1,115,123
Accrued accounts payable	497,627	850,630
Professional fees	686,908	622,353
Accrued royalties	513,338	592,398
Customer rebates	181,284	166,065
Travel and entertainment	134,182	99,316
Board of Director fees	84,610	97,426
Sales, payroll and income taxes payable	56,423	21,871
Interest	34,444	5,556
Total	$7,870,149	$7,950,440

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

The Fourth Amendment provides a tranche of term loans (the “Term C Loans”) in the aggregate amount of $15 million, which are available for the Company to draw down at its sole discretion in three tranches of $5 million each at any time during the period commencing on the Fourth Amendment Date and ending on the earlier of (i) December 31, 2022 and (ii) the occurrence of an Event of Default (as defined in the Amended Loan and Security Agreement). The Term C Loans shall bear interest at the Index Rate (defined in the Amendment as the greater of 3.25% or the Prime Rate as published by the Wall Street Journal on the last business date of the month immediately preceding the month in which the interest will accrue) plus 1.25%. Pursuant to the Fourth Amendment, interest on the Term C Loans is subject to an interest rate cap of 8.00%. On December 27, 2022, the Company drew down the first $5 million tranche of the Term C loans available under the terms of the Fourth Amendment. Under the terms of the Fourth Amendment, commencing on February 1, 2023, the Company is required to make monthly payments of interest only through December 2023. The interest-only period will be further extended through June 2024 provided the Company has met both the required reserves test and the seventy-five percent test, as set forth in the Fourth Amendment, as of November 30, 2023. The Company did not meet the required reserves test as of November 30, 2023, and accordingly, commencing on January 1, 2024, the Company is required to make equal monthly payments of principal of $208,333, together with accrued and unpaid interest, through December 1, 2025 at which time the loan balance will be paid in full.

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which was amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized as a charge to interest expense. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loans via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For the year ended December 31, 2023, the Company recorded interest expense of approximately $43,000 related to the final fee. The Term Loans are evidenced by a secured promissory note issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

2022 Success Fee Letter

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

Long-term debt consists of the following as of December 31, 2023:

Principal amount	$5,000,000
Accrued final fee	42,857
Subtotal	5,042,857
Less Current maturities	2,500,000
Long-term debt net of current maturities	$2,542,857

Principal payments of long-term debt are due as follows during the years ending December 31:

2024	$2,500,000
2025	2,500,000
Total	$5,000,000

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

	December 31,
	2023	2022
Right-of-use asset	$12,058,896	$12,603,901

Total lease liability	$13,270,295	$13,250,944
Less current portion	(373,636)	(108,939)
Lease liability, net of current portion	$12,896,659	$13,142,005

The maturities of the lease liabilities are as follows as of December 31, 2023:

2024	$1,656,678
2025	1,695,677
2026	1,735,747
2027	1,776,920
2028	1,819,224
Thereafter	15,413,075
Total lease payments	24,097,321
Present value discount	(10,827,026)
Total	$13,270,295

For the years ended December 31, 2023, 2022 and 2021, operating cash flows paid in connection with operating leases amounted to approximately $2,403,000, $2,935,000 and $1,968,000, respectively.

As of December 31, 2023 and 2022, the weighted average remaining lease term was 12.7 years and 12.4 years, respectively.

9. INCOME TAXES:

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company’s consolidated loss before income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(21,475,931)	$(21,155,203)	$(18,829,797)
Foreign	(7,843,202)	(12,749,965)	(6,464,854)
Total	$(29,319,133)	$(33,905,168)	$(25,294,651)

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
State Tax, including sale of New Jersey losses & credits	$813,739	$1,092,585	$736,003
Foreign tax provision	—	—	—
	$813,739	$1,092,585	$736,003

The Company has deemed any foreign earnings will be indefinitely reinvested. Currently, foreign operations have resulted in an accumulated deficit. The Company will continue to analyze their stance if their circumstances change in the future.

As of December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $97.2 million, state NOL carry forwards of approximately $17.6 million, and foreign NOL carry forwards of approximately $50.6 million, which may be available to offset future taxable income, if any. The federal NOL carryforwards of $47.7 million, if not utilized, will expire between 2023 and 2038. The federal NOL carryforwards of $49.5 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state NOL carryforwards of $17.6 million, if not utilized, will begin to expire in 2042. As of December 31, 2023, the Company had Federal and state research and development tax credit carryforwards of approximately $2.1 million and $0.2 million, respectively, available to reduce future tax liabilities, which will begin to expire at various dates starting in 2026.

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

We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Currently, the Company is accounting for $2.1 million relating to uncertain tax positions for the year ended December 31, 2023.

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

The Company will receive a net cash amount of approximately $816,000 from the approved sale of the 2022 state NOL and research and development credits in the first half of 2024.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carry forward	$36,836,007	$31,570,846	$27,190,654
Stock options	418,776	500,975	1,203,272
Research and development credit carryforward	2,310,639	3,982,147	2,687,591
Accruals and others	248,673	24,121	232,665
Lease liability	3,730,280	3,724,840	3,997,114
§174(b) research and development	5,495,850	3,331,625	—
Gross deferred tax assets	49,040,225	43,134,554	35,311,296
Less valuation allowance	(45,334,554)	(39,303,451)	(31,242,130)
	3,705,671	3,831,103	4,069,166
Deferred tax liability:
Fixed assets	(315,915)	(288,145)	(183,941)
Right of Use Asset	(3,389,756)	(3,542,958)	(3,885,225)
Net deferred tax assets	$—	$—	$—

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

The increases in valuation allowance for the years ended December 31, 2023, 2022 and 2021 were $6,031,103, $8,061,321, and $6,447,656, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.2	(2.8)	(2.0)
Foreign rate differential	2.3	3.4	2.3
Permanent items	(2.0)	(1.5)	(6.5)
Rate change and true-up	(0.7)	0.6	11.8
Uncertain tax positions	(7.2)	—	—
Change in valuation allowance	(20.6)	(22.8)	(25.5)
R&D credit	1.9	2.1	1.7
Sale of state R&D credit and NOL	2.8	3.2	—
Other	0.1	—	—
Effective income tax rate	2.8%	3.2%	2.8%

A reconciliation of the unrecognized tax benefit balances is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the year	$—	$—	$—
Increase for tax positions of prior years	1,842,332	—	—
Increase for tax positions in current year	270,901	—	—
Decrease for tax positions due to payment or settlement	—	—	—
Decrease for tax positions due to limitation expirations	—	—	—
	$2,113,233	$—	$—

The total amount of unrecognized tax benefits that could affect our effective tax rate, if recognized, was $2.1 million and $0 as of December 31, 2023 and 2022, respectively.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and New Jersey. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized.

As of December 31, 2023, no significant adjustments have been proposed relative to our tax positions. Although the outcome and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits will not change during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to materially change in the future.

For year ended December 31, 2023, there are no interest and penalties relating to our uncertain tax positions.

10. COMMITMENTS AND CONTINGENCIES:

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer. Each of the agreements has an initial term of three years and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expired on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal.In January 2023, these employment agreements automatically renewed for an additional one year.

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

On July 19, 2023, the Company announced the appointment of Alexander D’Amico as Chief Financial Officer effective August 7, 2023. The Company entered into an executive employment agreement with Mr. D’Amico with an initial term commencing on August 7, 2023 and expiring on December 31, 2025. On August 28, 2023, the Company and Mr. D’Amico mutually agreed to terminate Mr. D’Amico’s employment with the Company. Mr. D’Amico and the Company entered into a Mutual Termination and Release Agreement (the “Termination and Release Agreement”), pursuant to which the Company and Mr. D’Amico have mutually agreed to terminate the Employment Agreement in its entirety. In addition, under the Termination and Release Agreement, the Company and Mr. D’Amico have agreed to customary and mutual non-disparagement and release provisions, payment of specific accrued expenses, and no severance payments or vesting of equity.

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation. The Company has settled a litigation matter. As part of the settlement agreement, the Company paid a total of $280,000 in November 2023 to settle this matter in return for a release of all claims against the Company. The expense related to this settlement is included in legal financial and other consulting expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

On March 5, 2024, Danielle Greene, a former employee, filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, alleging breach of the New Jersey Conscientious Employee Protection Act ("CEPA"). The complaint specifically alleges that we violated the provisions of the CEPA by allegedly terminating Ms. Greene in retaliation for complaining about certain business practices. We dispute these allegations and intend to vigorously defend against them, but there can be no assurance as to the outcome of the litigation.

Royalty Agreement

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the years ended December 31, 2023, 2022 and 2021, the Company recorded royalty expenses of approximately $923,000, $849,000, and $1,193,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”) To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the years ended December 31, 2023 and 2022, the Company did not record any expense related to this agreement as the launch of this program is expected to occur in 2024.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know-how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the date of the agreement. For the years ended December 31, 2023, 2022 and 2021 per the terms of the license agreement, the Company recorded licensing expenses of approximately $1,233,000, $1,416,000 and $1,988,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

December 13, 2023 Offering

On December 13, 2023, the Company closed on a registered direct offering for the sale, directly to investors, of 7,733,090 registered shares of common stock and warrants to purchase up to 2,706,561 shares of common stock (the “Offering”). Each share of common stock and accompanying warrant to purchase up to 0.35 shares of common stock, were sold together for a combined purchase price of $1.33, for an aggregate purchase price of approximately $10,285,000. After deducting transaction fees and expenses payable by the Company in connection with the Offering, the Company received net proceeds of approximately $9,785,000, excluding any proceeds that may be received upon the exercise of the warrants. Each warrant is immediately cash exercisable at an exercise price of $2.00 per share and will expire on the fifth anniversary of the issue date. The Company’s executive officers, directors, and certain non-executive officer employees of the Company also participated in the Offering with a combined investment of $435,000.

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

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2022. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000. In addition, during the years ended December 31, 2023 and 2022, the Company paid approximately $61,000 and $45,000, respectively, in expenses related to the Sale Agreement.

Stock Option Plans

As of December 31, 2023, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

A total of 13,400,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2023, there were approximately 647,000 and 320,000 shares of common stock remaining for issuance under the 2014 Plan and the 2006 Plan, respectively.

The 2014 and 2006 Plans as well as grants issued outside of the Plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”).

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

In December 2014, the Company received shareholder approval authorizing the Board of Directors to implement the form, terms and provisions of the 2014 Plan. Accordingly, any options issued to employees under the 2014 Plan will be ISOs within the meaning of Section 422 of the Internal Revenue Code.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the years ended December 31, 2023, 2022 and 2021 amounted to approximately $3,329,000, $3,424,000, and $4,021,000, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The summary of the stock option activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)

Outstanding January 1, 2021	5,165,204	$6.36	7.26
Granted	2,051,980	$8.78	9.30
Forfeited	(138,037)	$6.73	—
Expired	(21,756)	$7.46	—
Exercised	(171,413)	$5.73	—
Outstanding, December 31, 2021	6,885,978	$7.09	7.15
Granted	4,086,205	$1.97	9.61
Forfeited	(1,270,155)	$8.65	—
Expired	(227,204)	$7.71	—
Exercised	—	$—	—
Outstanding, December 31, 2022	9,474,824	$4.66	7.36
Granted	2,601,880	$3.43	9.52
Forfeited	(974,555)	$2.96	—
Expired	(467,332)	$5.61	—
Exercised	(86,643)	$2.59	—
Outstanding, December 31, 2023	10,548,174	$4.49	7.01

During the third quarter of 2023, management identified a misstatement related to the number of granted options within the option roll forward activity disclosure for the year ended December 31, 2022. The options granted were properly disclosed within the stock-based compensation footnote however; the number was incorrectly omitted from the tabular disclosure. The Company assessed the materiality of these misstatements on prior period financial statements in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that this misstatement was not material to any prior annual or interim period. As such, the Company has revised the 2022 options granted and the options outstanding amounts as of December 31, 2022 to include the 1,365,000 options granted and disclosed.

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes the following factors into account.

	Grant Date	Expected Life	Expected		Risk Free
	Exercise Price	of the Stock	Volatility	Expected	Interest Rate
Year - Ended	Range	Option	Range	Dividends	Range
December 31, 2021	$4.26 - $11.39 per share	6 years	58.2% to 60.7%	0%	0.47% to 1.39%
December 31, 2022	$1.11 - $3.91 per share	6 years	59.3% to 67.9%	0%	1.52% to 4.20%
December 31, 2023	$1.17 - $3.71 per share	6 years	70.4% to 75.6%	0%	3.50% to 4.76%

In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2023 of $1.11 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2023	Price	Life (Years)	Value
$1.17 - $13.20	10,548,174	$4.49	7.01	$—

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2023	Price	Value
5,342,438	$5.97	$—

The summary of the status of the Company’s non-vested options for the year ended December 31, 2023, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2023	4,851,739	$1.84
Granted	2,601,880	2.35
Forfeited	(974,555)	1.95
Vested	(1,273,328)	2.59
Non-vested, December 31, 2023	5,205,736	$1.89

As of December 31, 2023, the Company had approximately $4,868,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over 42 months.

Awards of Stock Options:

On July 7, 2023, the Board of Directors granted options to purchase 1,138,750 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2023 individual performance evaluation. Once awarded, these options will vest one quarter on the first anniversary of the grant date, one quarter on the second anniversary of the grant date, one quarter on the third anniversary of the grant date and one quarter on fourth anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $2,665,000. The Company has recorded approximately $260,000 in stock option expense related to these options for the year ended December 31, 2023.

On July 7, 2023, the Board of Directors granted options to purchase 56,130 shares of common stock to certain of the Company’s employees. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $178,000. The Company has recorded approximately $59,000 in stock option expense related to these options for the year ended December 31, 2023.

On July 7, 2023, the Board of Directors granted options to purchase 100,000 shares of common stock to members of the Company’s Board of Directors. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $234,000. The Company has recorded approximately $113,000 in stock option expense related to these options for the year ended December 31, 2023.

On July 7, 2023, the Board of Directors granted options to purchase 20,000 shares of common stock to a named executive officer of the Company. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $47,000. The Company has recorded approximately $23,000 in stock option expense related to these options for the year ended December 31, 2023.

On July 7, 2023, the Board of Directors granted options to purchase 424,000 shares of common stock to certain senior managers of the Company. These options will vest one half on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $992,000. The Company has recorded approximately $285,000 in stock option expense related to these options for the year ended December 31, 2023.

On July 7, 2023, the Board of Directors granted options to purchase 182,000 shares of common stock to the named executive officers and certain senior managers of the Company. These options were awarded as a one-time award to each executive officer or senior manager in order to account for lost wages resulting from the salary freezes implemented by the Company over the preceding two years and to account for recent inflation. These options will vest one half on the first anniversary of the grant date, one half on second anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $426,000. The Company has recorded approximately $104,000 in stock option expense related to these options for the year ended December 31, 2023.

On July 7, 2023, the Board of Directors granted options to purchase 115,000 shares of common stock to a senior manager of the Company. These options will vest only upon the achievement of certain milestones pursuant to the terms of the Company’s existing 2022-2025 performance pool in place for the Company’s management team. The grant date fair value of these unvested options amounted to approximately $320,000. As of December 31, 2023, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

On July 10, 2023, in connection with his appointment as Chief Financial Officer, Mr. Alexander D’Amico was awarded options to purchase 70,000 shares of common stock which will vest as follows: 25,000 options upon the six-month anniversary of the date of grant and 15,000 options upon each of the first, second and third anniversaries of the date of grant. Mr. D’Amico was also granted options to purchase 215,000 shares of common stock that will vest only upon the achievement of certain milestones pursuant to the terms of the Company’s existing 2022-2025 performance pool in place for the Company’s management team. All of these options were forfeited upon the termination of Mr. D’Amico’s employment agreement. See Note 10.

On August 10, 2022, the Board of Directors granted options to purchase 1,163,800 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2022 individual performance evaluation. Once awarded, these options will vest one quarter on February 15, 2023, one quarter on February 15, 2024, one quarter on February 15, 2025 and one quarter on February 15, 2026. The grant date fair value of these unvested options amounted to approximately $1,381,000. The Company has recorded approximately $311,000, and $180,000 in stock option expense related to these options for the years ended December 31, 2023, and 2022, respectively.

On August 10, 2022, the Board of Directors granted options to purchase 772,905 shares of common stock to the Company’s employees. These options will vest one eighth on the six-month anniversary of the grant date, one eighth on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date and one quarter on fourth anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $917,000. The Company has recorded approximately $201,000, and $90,000 in stock option expense related to these options for the years ended December 31, 2023, and 2022, respectively.

On August 10, 2022, the Board of Directors granted options to purchase 113,850 shares of common stock to members of the Company’s Board of Directors. These options will vest one quarter on the grant date, one quarter on September 30, 2022, one quarter on December 31, 2022, and one quarter on March 31, 2023. The grant date fair value of these unvested options amounted to approximately $135,000. The Company has recorded approximately $34,000, and $101,000 in stock option expense related to these options for the years ended December 31, 2023, and 2022, respectively.

On August 10, 2022, the Board of Directors granted options to purchase 473,750 shares of common stock to certain senior managers of the Company. These options will vest one quarter on the grant date, one quarter on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $562,000. The Company has recorded approximately $107,000, and $161,000 in stock option expense related to these options for the years ended December 31, 2023, and 2022, respectively.

On August 10, 2022, the Board of Directors granted options to purchase 1,365,000 shares of common stock to certain senior managers of the Company which will only vest upon the achievement of certain specific, predetermined milestones related to the Company’s long-term performance goals. The grant date fair value of these unvested options amounted to approximately $1,620,000. As of December 31, 2023, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, and 2022.

On April 12, 2021, the Board of Directors granted options to purchase 1,323,400 shares of common stock to the Company’s employees which were designed to vest upon the achievement of certain specific, predetermined milestones related to the Company’s 2021 operations. Once awarded, these options were designed to vest in four equal tranches, the first tranche vesting on the date of the award. The grant date fair value of these unvested options amounted to approximately $7,042,000. On March 1, 2022, Board of Directors determined that the Company met approximately 19% of these milestones, and accordingly, the Company has recorded $320,000, and $314,000 in stock option expense related to these options for the years ended December 31, 2023, and 2022, respectively.

During the years ended December 31, 2023, 2022, and 2021, 281,000, 196,900 and 281,880 options were awarded to newly hired employees, respectively, in connection with their employment agreements.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan.

The following table is a summary the outstanding balance of these restricted stock units at the end of each of the past three calendar years::

	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2020	277,200	724,500	1,445,500	2,447,200	$19,504,184
Granted 2021	—	—	396,000	396,000
Forfeited 2021	—	—	(132,000)	(132,000)
December 31, 2021	277,200	724,500	1,709,500	2,711,200	$11,359,928
Granted 2022	69,300	55,000	373,750	498,050
Forfeited 2022	—	—	(318,750)	(318,750)
December 31, 2022	346,500	779,500	1,764,500	2,890,500	$4,480,275
Granted 2023	—	150,000	244,000	394,000
Forfeited 2023	—	(150,000)	(311,000)	(461,000)
December 31, 2023	346,500	779,500	1,697,500	2,823,500	$3,134,085

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss through the year ended December 31, 2023.

Performance-Based Awards of Restricted Stock Units:

Pursuant to a review of the compensation of the senior management of the Company and management’s performance in 2021, on April 12, 2021, the Board of Directors granted 235,765 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $2,120,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vest one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2023 and 2022, the Company recorded (income) expense of approximately $(245,000) and $226,000, respectively, related to these restricted stock unit awards.

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For the years ended December 31, 2023 and 2022, the Company recorded expense of approximately $267,000 and $260,000, respectively, related to these restricted stock unit awards.

On July 7, 2023, certain named executive officers and senior managers were granted 250,000 restricted stock units. These awards were valued at approximately $883,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and will vest two-third on the first anniversary of date of the grant, and one-third on the second anniversary of the date of the grant. For the years ended December 31, 2023 and 2022, the Company recorded expense of approximately $213,000 and $0, respectively, related to these restricted stock unit awards.

On September 18, 2023, a named executive officer was granted 45,000 restricted stock units. This award was valued at approximately $89,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (will vest) two-thirds on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the years ended December 31, 2023 and 2022, the Company recorded expense of approximately $55,000 and $0, respectively, related to these restricted stock unit awards.

On January 23, 2023, an employee was awarded 30,000 restricted stock units, as a condition of her employment. These awards were valued at $64,200 at the date of issuance. Also in 2023, 2,500 restricted stock units were forfeited. The remaining unvested restricted stock awards will vest based upon a change of control or over the next two to four years, whichever occurs first. For the year ended December 31, 2023 and 2022, the Company recorded (income) expense of approximately $80,000 and $(16,000), respectively, related to these restricted stock unit awards.

On July 10, 2023, in connection with his appointment as Chief Financial Officer, Mr. D’Amico was awarded 45,000 restricted stock units which were scheduled to vest one half on the first anniversary of the grant date and one half on the second anniversary of the grant date. These restricted stock units were valued at approximately $157,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant. Additionally, on July 10, 2023, Mr. D’Amico was awarded 15,000 restricted stock units which were scheduled to vest either upon a Change of Control or will cliff vest on the second anniversary of the date of the grant, subject to Mr. D’Amico’s continued service with the Company as of the applicable vesting date. Upon Mr. D’Amico’s resignation effective August 28, 2023, all 60,000 of his restricted stock units were forfeited.

The following table outlines the restricted stock unit activity for the year ended December 31, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2023	312,092	$4.42
Granted	385,000	$3.23
Forfeited	(62,500)	$3.57
Vested	(204,087)	$4.79
Non-vested, December 31, 2023	430,505	$3.31

Warrants:

As of December 31, 2023, the Company had 2,706,561 warrants outstanding related to the Company’s December 13, 2023 Offering. These warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028.

12. NET LOSS PER SHARE:

Basic net loss per share and diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 have been computed by dividing the net loss attributable to common shareholders for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options and restricted stock awards representing approximately 16,819,000, 11,312,000 and 9,902,000 incremental shares at December 31, 2023, 2022 and 2021, respectively, have been excluded from the computation of diluted net loss per share as they are anti-dilutive.

13. RETIREMENT PLAN:

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations.Prior to 2021, the Company provided for a matching contribution of twenty percent of the participants’ contribution on a maximum of five percent of compensation. Effective January 1, 2021, the Company changed its matching contribution to 100% of the participants contribution up to three percent of compensation plus 50% of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to approximately $405,000, $442,000 and $355,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

Summarized quarterly data for 2023, 2022 and 2021 are as follows:

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2023:
Total revenue	$9,449,496	$9,420,821	$8,810,847	$8,668,215
Gross margin	5,455,327	6,018,550	5,606,866	5,311,280
Loss from operations	(7,891,596)	(6,559,237)	(7,350,198)	(9,408,222)
Net loss attributable to common stockholders	(7,325,883)	(6,153,084)	(9,193,520)	(5,834,907)
Net loss per share, basic and diluted	(0.17)	(0.14)	(0.21)	(0.12)

2022
Total revenue	$8,691,424	$8,495,558	$8,111,353	$9,390,474
Gross margin	6,413,788	4,944,856	3,617,377	5,757,036
Loss from operations	(7,791,135)	(8,357,050)	(9,017,338)	(6,356,356)
Net loss attributable to common stockholders	(8,966,398)	(10,879,222)	(12,200,837)	(766,128)
Net loss per share, basic and diluted	(0.21)	(0.25)	(0.28)	(0.02)

2021:
Total revenue	$10,598,847	$12,024,069	$9,760,416	$10,782,195
Gross margin	7,847,403	9,313,852	7,297,470	7,659,452
Loss from operations	(2,852,191)	(4,924,733)	(5,406,000)	(9,561,821)
Net loss attributable to common stockholders	(4,167,821)	(4,677,530)	(6,406,285)	(9,307,012)
Net loss per share, basic and diluted	(0.10)	(0.11)	(0.15)	(0.25)