Form 10-Q
period 2024-03-31
Cytosorbents Corp
filed 2024-05-09
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36792

CYTOSORBENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0373793
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

305 College Road East
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(732) 329-8885

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CTSO	Nasdaq Capital Market

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

As of May 8, 2024, there were 54,306,415 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	December 31,
	(Unaudited)	2023

ASSETS
Current Assets:
Cash and cash equivalents	$8,608,380	$14,131,137
Grants and accounts receivable, net of allowances of $48,229 and $49,663 as of March 31, 2024 and December 31, 2023, respectively	6,765,290	6,057,072
Inventories	3,738,767	3,680,129
Prepaid expenses and other current assets	880,363	1,834,485
Total current assets	19,992,800	25,702,823

Property and equipment, net	9,748,651	10,056,354
Restricted cash	1,483,958	1,483,958
Right-of-use assets	11,925,299	12,058,896
Other assets	3,919,897	3,958,603
Total Assets	$47,070,605	$53,260,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,399,421	$3,802,170
Lease liability – current portion	392,617	373,636
Current maturities of long-term debt	2,500,000	2,500,000
Accrued expenses and other current liabilities	8,132,063	7,870,149
Total current liabilities	13,424,101	14,545,955
Lease liability, net of current portion	12,790,008	12,896,659
Long-term debt net of current maturities	1,928,571	2,542,857
Total Liabilities	28,142,680	29,985,471

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 54,293,555 and 54,240,265 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	54,294	54,240
Additional paid-in capital	305,984,268	305,196,874
Accumulated other comprehensive income	1,752,496	529,321
Accumulated deficit	(288,863,133)	(282,505,272)
Total Stockholders’ Equity	18,927,925	23,275,163
Total Liabilities and Stockholders’ Equity	$47,070,605	$53,260,634

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$8,964,790	$7,906,269
Other product sales	24,730	3,770
Total product sales	8,989,520	7,910,039
Grant income	796,772	1,539,457
Total revenue	9,786,292	9,449,496
Cost of revenue	3,215,713	3,994,169
Gross profit	6,570,579	5,455,327

Operating expenses:
Research and development	2,248,191	4,214,415
Legal, financial and other consulting	680,706	669,233
Selling, general and administrative	8,567,200	8,463,275
Total operating expenses	11,496,097	13,346,923
Loss from operations	(4,925,518)	(7,891,596)

Other income (expense):
Interest income (expense), net	(6,653)	(63,170)
Miscellaneous income/(expense)	—	(31,798)
Gain (Loss) on foreign currency transactions	(1,425,690)	660,681
Total other income (expense), net	(1,432,343)	565,713

Loss before benefit from income taxes	(6,357,861)	(7,325,883)

Provision for income taxes	—	—

Net loss attributable to common stockholders	$(6,357,861)	$(7,325,883)

Basic and diluted net loss per common share	$(0.12)	$(0.17)

Weighted average number of shares of common stock outstanding	54,262,790	43,676,435

Net loss	$(6,357,861)	$(7,325,883)
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,223,175	(608,208)
Comprehensive loss	$(5,134,686)	$(7,934,091)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance at December 31, 2023	54,240,265	$54,240	$305,196,874	$529,321	$(282,505,272)	$23,275,163
Stock-based compensation - employees, consultants and directors	—	—	734,210	—	—	734,210
Issuance of common stock, net of fees incurred	53,290	54	53,184	—	—	53,238
Other comprehensive income (loss): foreign currency translation adjustment	—	—	—	1,223,175	—	1,223,175
Net loss	—	—	—	—	(6,357,861)	(6,357,861)
Balance at March 31, 2024	54,293,555	$54,294	$305,984,268	$1,752,496	$(288,863,133)	$18,927,925

Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973
Stock-based compensation - employees, consultants and directors	—	—	830,280	—	—	830,280
Issuance of common stock offerings, net of fees incurred	197,665	198	698,237	—	—	698,435
Other comprehensive income (loss): foreign currency translation adjustment	—	—	—	(608,208)	—	(608,208)
Legal/audit fees related to ATM offering	—	—	(56,702)	—	—	(56,702)
Proceeds from the exercise of stock options for cash	18,000	18	42,532	—	—	42,550
Net loss	—	—	—	—	(7,325,883)	(7,325,883)
Balance at March 31, 2023	43,851,380	$43,851	$288,514,368	$1,720,987	$(261,323,761)	$28,955,445

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,357,861)	$(7,325,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restricted stock unit compensation	190,094	250,206
Depreciation and amortization	397,286	258,631
Bad debt expense	29,240	11,887
Amortization of right-of-use asset	45,927	55,439
Impairment of patents	64,296	111,224
Debt costs	10,714	10,714
Stock-based compensation	734,210	830,280
Foreign currency transaction (gain) loss	1,425,690	(660,681)
Changes in operating assets and liabilities:
Grants and accounts receivable	(848,330)	177,170
Inventories	(125,559)	1,747,144
Prepaid expenses and other current assets	886,258	795,775
Accounts payable and accrued expenses	(1,281,724)	629,883
Net cash used in operating activities	(4,829,759)	(3,108,211)

Cash flows from investing activities:
Purchases of property and equipment	(45,191)	(509,669)
Payments for patent costs	(81,827)	(173,215)
Net cash used in investing activities	(127,018)	(682,884)

Cash flows from financing activities:
Repayment of long-term debt	(625,000)	—
Issuance of common stock, net of fees incurred	53,238	641,733
Proceeds from exercise of stock options	—	42,550
Net cash (used in) provided by financing activities	(571,762)	684,283
Effect of exchange rates on cash	5,782	10,655
Net change in cash, cash equivalents and restricted cash	(5,522,757)	(3,096,157)

Cash, cash equivalents and restricted cash - beginning of period	15,615,095	23,832,026
Cash, cash equivalents and restricted cash - end of period	$10,092,338	$20,735,869

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$199,418	$71,112

Supplemental disclosure of non-cash financing activities:
Settlement of accrued bonuses with restricted stock units	$—	$—
Capital expenditures included in accounts payable	$—	$—

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2024

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024. The results for the three months ended March 31, 2024 and 2023, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of March 31, 2024, the Company’s cash, cash equivalents and restricted cash balances were approximately $10.1 million, including approximately $8.6 million in cash and cash equivalents and approximately $1.5 million in restricted cash, which is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is actively pursuing financing sources, including less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. (formerly known as CytoSorbents, Inc.), is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly-owned European subsidiary, CytoSorbents Europe GmbH, conducts sales and marketing related operations for the CytoSorb device. In March 2016, the Company formed CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the second quarter of 2016, provides marketing and direct sales services in Switzerland. In November 2018, the Company formed CytoSorbents Poland Sp. z.o.o., a wholly-owned subsidiary of CytoSorbents Europe GmbH. This subsidiary, which began operations during the first quarter of 2019, provides marketing and direct sales services in Poland. In the third quarter of 2019, the Company formed CytoSorbents UK Limited, a wholly-owned subsidiary of CytoSorbents Medical, Inc., which is responsible for the management of the Company’s clinical trial activities in the United Kingdom. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland, a wholly-owned subsidiary of CytoSorbents Europe, GmbH. In October 2022, the Company formed CytoSorbents France SAS, a wholly-owned subsidiary of CytoSorbents Europe, GmbH, to provide marketing and direct sales services in France. In May 2023, the Company formed CytoSorbents India Private Limited to provide marketing and direct sales services in India. CytoSorb, the Company’s flagship product, was approved in the European Union (“EU”) in March 2011 and is currently being marketed and distributed in more than 75 countries around the world, as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” seen in critical illnesses that may result in massive inflammation, organ failure, and patient death. In May 2018, the Company received a label extension for CytoSorb covering use of the device for the removal of bilirubin and myoglobin which allows for the use of the device in the treatment of liver failure and trauma, respectively. CytoSorb is also being used during and after cardiac surgery to remove inflammatory mediators that can lead to post-operative complications, including multiple organ failure. In January 2020, CytoSorb received EU CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received EU CE Mark label expansion to include rivaroxaban removal for the same indication.

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

In April 2020, the Company also announced that the FDA had granted Breakthrough Designation for its DrugSorb-ATR Antithrombotic Removal System for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. The Breakthrough Devices Program provides for more effective treatment of life-threatening or irreversibly debilitating disease or conditions, in this case the need to reverse the effects of ticagrelor in emergent or urgent cardiac surgery that can otherwise cause a high risk of serious or life-threatening bleeding. Through Breakthrough Designation, the FDA intends to work with CytoSorbents to expedite the development, assessment, and regulatory review of CytoSorbents’ technology for the removal of ticagrelor, while maintaining statutory standards of regulatory approval (e.g., 510(k), de novo 510(k) or premarket approval) consistent with the FDA’s mission to protect and promote public health. In July 2021, the Company received full approval of its Investigative Device Exemption (“IDE”) to conduct the pivotal STAR-T (Safe and Timely Antithrombotic Removal – Ticagrelor) double-blind randomized control trial (“RCT”) for up to 120 patients in the United States to support FDA marketing approval. In July 2023, the Company announced that enrollment in the STAR-T trial has completed, and in August 2023, the Company announced completion of the STAR-T trial, following the last scheduled patient follow-up. In December 2023, the Company announced that the independent Data Safety Monitoring Board (the “DSMB”) performed a final review of the full unblinded data on all 140 patients in the STAR-T trial and concluded there were no issues with device safety, meeting the primary safety endpoint of the study. The Company has also performed the initial data analysis on the primary effectiveness endpoint of STAR-T trial. Based on this analysis, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population, representing more than 90% of the overall study population. The topline results of 140-patient, double-blinded, multicenter, pivotal STAR-T randomized, controlled trial were featured as a late breaking presentation at the 104th Annual Meeting of the American Association for Thoracic Surgery (AATS) held in Toronto, Canada on April 28, 2024. The Company believes the safety and effectiveness data from STAR-T will support the parallel regulatory submission of DrugSorb-ATR to the FDA and Health Canada in the third quarter of 2024.

In August 2021, the Company announced that it was granted a second Breakthrough Device designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery. In October 2021, the Company also received full FDA approval of an IDE application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. The study has been postponed while the Company concentrates its clinical focus on STAR-T.

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

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology which, as of December 31, 2023, is protected by 21 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2024 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

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

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly-owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited and CytoSorbents France SAS, wholly-owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited and CytoSorbents India Private Limited, wholly-owned subsidiaries of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. The Euro is the functional currency of the European Subsidiary. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(1,426,000) and $661,000 for the three months ended March 31, 2024 and 2023, respectively. The Company translates assets and liabilities of all of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a summary of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$8,608,380	$14,131,137
Restricted cash	1,483,958	1,483,958
Total cash, cash equivalents and restricted cash	$10,092,338	$15,615,095

Restricted Cash

The Company’s total restricted cash in the amount of $1,483,958 consists of cash of $1,467,459 that the Company is obligated to maintain as collateral for the outstanding letter of credit with Bridge Bank that was provided to the landlord of the College Road facility as security and cash of $16,499 that the Company is obligated to maintain as collateral for the credit limit on the Company’s credit card accounts.

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they are recognized as an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the financial statements as a whole for the three months ended March 31, 2024.

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

U.S. Government— These receivables are related to the Company’s government grants. The Company measures expected credit losses on these receivables using an individual reserve methodology. The risk of loss in this portfolio is very low based on the Company’s historical experience, as these receivables are supported by approved grant award contracts.

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At March 31, 2024 and December 31, 2023, the Company’s inventory was comprised of finished goods, which amounted to $2,013,420 and $2,155,457, respectively; work in process which amounted to $1,107,630 and $838,871, respectively; and raw materials, which amounted to $617,717 and $685,801, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three months ended March 31, 2024 and 2023, the Company recorded an impairment charge of approximately $64,000 and $111,000, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

Revenue Recognition

Revenue is recognized when the Company ships its products to its direct customers and distributors/strategic partners. Revenue is recognized on its grant awards with agencies of U.S. government in accordance with the terms of the award contract. See Note 4 for a description of the types of government contracts. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for the products shipped or the services provided under their grant contracts. To achieve this core principle, the Company applies the following five steps:

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

Advertising Expenses

Advertising expenses are charged to activities when incurred. Advertising expenses amounted to approximately $45,000 and $55,000 for the three months ended March 31, 2024 and 2023, respectively, and are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at March 31, 2024. The Company is accounting for an uncertain tax position of approximate $2.1 million for the year ended December 31, 2023. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents UK Limited, CytoSorbents Medical UK Limited, CytoSorbents India Private Limited and CytoSorbents France SAS file an annual corporate tax return, a VAT return and a trade tax return in Germany, Switzerland, Poland, France and the United Kingdom, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The valuation of options granted, allowance for credit losses, and recoverability of patents are significant estimates in these consolidated financial statements.

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

As of March 31, 2024, one distributor accounted for approximately 17% of outstanding grants and accounts receivable. As of December 31, 2023, one distributor accounted for approximately 19% of outstanding grants and accounts receivable. For the three months ended March 31, 2024, no customer accounted for more than 10% of the Company’s total revenue and for the three months ended March 31, 2023, one distributor accounted for approximately 11% of the Company’s total revenue.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities From Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance, and will remain as a component of equity thereafter. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the closing of the Company’s December 13, 2023 Offering meet the criteria for equity classification under ASC 815, the warrants are classified as equity as of March 31, 2024 and December 31, 2023.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $114,000 and $78,000, respectively, for the three months ended March 31, 2024 and 2023.

Effect of Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2020-06 on January 1, 2024. This did not have a material impact on the Company’s financial statements.

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

Subject to the terms of the Sales Agreement, the Agent is required to use their commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales pursuant to the Amended Sale Agreement during the year ended December 31, 2022. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000. In addition, during the year ended December 31, 2023, the Company paid approximately $61,000 in expenses related to the Sale Agreement. During the three months ended March 31, 2024, the Company sold 53,290 shares pursuant to the Sales Agreement at an average selling price of $1.03 per share, generating net proceeds of approximately $55,000.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation for the three months ended March 31, 2024 and 2023, amounted to approximately $734,000 and $830,000, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general and administrative expenses.

The summary of the stock option activity for the three months ended March 31, 2024, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2023	10,548,174	$4.49	7.01
Granted	406,480	$0.95	—
Forfeited	(382,256)	$3.29	—
Expired	(417,801)	$5.22	—
Exercised	—	$—	—
Outstanding, March 31, 2024	10,154,597	$4.36	7.02

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $0.94 to $0.99 per share) and expected life of the stock option (6 years), the current price of the underlying stock and its expected volatility (75.6%), expected dividends (-0-percent) on the stock and the risk free interest rate (ranging from 3.86 to 4.21%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of March 31, 2024, of $0.95 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2024	Price	Life (Years)	Value
$0.94 - $13.20	10,154,597	$4.36	7.02	$10

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2024	Price	Value
5,387,980	$5.88	$0

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2024, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2023	5,205,736	$1.89
Granted	406,480	$0.66
Forfeited	(382,256)	$2.16
Vested	(463,343)	$2.58
Non-vested, March 31, 2024	4,766,617	$2.64

As of March 31, 2024, the Company had approximately $4,055,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 39 months.

On August 10, 2022, the Board of Directors granted options to purchase 1,365,000 shares of common stock to certain senior managers of the Company which will only vest upon the achievement of certain specific, predetermined milestones related to the Company’s long-term performance goals. The grant date fair value of these unvested options amounted to approximately $1,620,000. As of March 31, 2024, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2024.

On July 7, 2023, the Board of Directors granted options to purchase 115,000 shares of common stock to a senior manager of the Company. These options will vest only upon the achievement of certain milestones pursuant to the terms of the Company’s existing 2022-2025 performance pool in place for the Company’s management team. The grant date fair value of these unvested options amounted to approximately $320,000. As of March 31, 2024, none of these milestones has been met. Accordingly, no charge for these options has been recorded in the consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2024.

On March 29, 2024, the Board of Directors granted options to purchase 380,480 shares of common stock to certain executive officers and certain other non-executive officer employees related to the Company’s salary reduction for stock options program. The grant date fair value of these unvested options amounted to approximately $249,000. These options will vest in full on January 31, 2025. Accordingly, the Company has recorded approximately $2,400 of stock option expense related to these options for the three months ended March 31, 2024.

During the three months ended March 31, 2024, 26,000 options were awarded to newly hired employees in connection with their employment agreements.

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

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2023	346,500	779,500	1,697,500	2,823,500	$3,134,085
Granted	—	—	25,000	25,000
Forfeited	—	—	(108,750)	(108,750)
March 31, 2024	346,500	779,500	1,613,750	2,739,750	$2,602,763

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.

Other Awards of Restricted Stock Units:

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one third on the date of the grant, one third on the first anniversary of the date of the grant, and one third on the second anniversary of the date of the grant. For each of the three months ended March 31, 2024 and 2023, the Company recorded a charge of approximately $47,000 related to these restricted stock unit awards.

On July 7, 2023, certain named executive officers and senior managers were granted 250,000 restricted stock units. These awards were valued at approximately $883,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and will vest two-third on the first anniversary of date of the grant, and one-third on the second anniversary of the date of the grant. For the three months ended March 31, 2024 and 2023, the Company recorded a charge of approximately $110,000 and $0, respectively, related to these restricted stock unit awards.

On September 18, 2023, a named executive officer was granted 45,000 restricted stock units. This award was valued at approximately $89,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant.These restricted stock units vested (will vest) as follows: 25,000 on the date of the grant, 10,000 on the first anniversary of the date of the grant and 10,000 on the second anniversary of the date of the grant. For the three months ended March 31, 2024 and 2023, the Company recorded a charge of approximately $5,000 and $0, respectively, related to these restricted stock unit awards.

Additionally, on January 14, 2024, an employee was granted 30,000 restricted stock units as a condition of his employment. Also, as of March 31, 2023, certain other employees were previously granted a total of 73,000 restricted stock units as a condition of their employment. These awards were valued at approximately $410,000 at the date of issuance. 30,000 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the second anniversary of the award, one-third on the third anniversary of the award, and one-third on the fourth anniversary of the award; 30,000 of these restricted stock units vest upon the earlier of a Change in Control or the fourth anniversary of the award, and 15,000 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the first anniversary of the award, one-third on the second anniversary of the award, and one-third on the third anniversary of the award. For the three months ended March 31, 2023 and 2022, the Company recorded a charge of approximately $28,000 and $27,000 respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2023	430,505	$3.31
Granted	30,000	0.99
Non-vested, March 31, 2024	460,505	$3.16

Warrants:

As of December 31, 2023, the Company had 2,706,561 warrants outstanding related to the Company’s December 13, 2023 Offering. These warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028.

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2024:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$21,616	$18,000	$—	$39,616
Germany	3,537,727	—	—	3,537,727
All other countries	1,750,541	3,661,636	—	5,412,177
Total product revenue	5,309,884	3,679,636	—	8,989,520
Grant and other income:
United States	—	—	796,772	796,772

Total revenue	$5,309,884	$3,679,636	$796,772	$9,786,292

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$3,770	$—	$—	$3,770
Germany	3,337,904	—	—	3,337,904
All other countries	1,502,599	3,065,766	—	4,568,365
Total product revenue	4,844,273	3,065,766	—	7,910,039
Grant and other income:
United States	—	—	1,539,457	1,539,457

Total revenue	$4,844,273	$3,065,766	$1,539,457	$9,449,496

The Company has two primary revenue streams: (1) sales of the CytoSorb device and related device accessories and (2) grant income from contracts with various agencies of the United States government. The following is a brief description of each revenue stream.

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted EUA of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by the FDA. Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark, Norway and the United Kingdom. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs versus 12 packs).

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Contract receivables, which are included in grants and accounts receivable	$4,974,578	$3,846,271
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,595,652	$1,577,141

Contract receivables represent balances due from product sales to distributors amounting to $4,538,868 and $3,270,724 at March 31, 2024 and December 31, 2023, respectively, and billed and unbilled amounts due on government contracts amounting to $435,710 and $575,547 at March 31, 2024 and December 31, 2023, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $191,727 and $196,322 at March 31, 2024 and December 31, 2023, respectively, and deferred grant revenue related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $1,403,924 and $1,376,819 at March 31, 2024 and December 31, 2023, respectively.

5.    LONG-TERM DEBT, NET

On June 30, 2016, the Company and its wholly - owned subsidiary, CytoSorbents Medical, Inc. (together, the “Borrower”), entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, (the “Bank”), pursuant to which the Company borrowed $10 million in two equal tranches of $5 million (the “Original Term Loans”). On March 29, 2018, the Original Term Loans were refinanced with the Bank pursuant to an Amended and Restated Loan and Security Agreement by and between the Bank and the Borrower (the “Amended and Restated Loan and Security Agreement”), under which the Bank agreed to loan the Borrower up to an aggregate of $15 million to be disbursed in two tranches (1) one tranche of $10 million (the “Term A Loan”), which was funded on the Closing Date and used to refinance the Original Term Loans, and (2) a second tranche of $5 million which may be disbursed at the Borrower’s sole request prior to March 31, 2019 provided certain conditions are met (the “Term B Loan” and together with the Term A Loan, the “Term Loans”). On July 31, 2019, the Borrower entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank, which amended certain provisions of the Amended and Restated Loan and Security Agreement and the 2018 Success Fee Letter (the “2018 Letter”). In connection with the execution of the First Amendment, the draw period for the Term B Loan was extended to August 15, 2019 and the Company drew down the full $5.0 million Term B Loan on the Settlement Date, bringing the total outstanding debt to $15 million at July 31, 2019. The proceeds of Term Loans were used for general business requirements in accordance with the Amended and Restated Loan and Security Agreement. On December 4, 2020 (the “Third Amendment Closing Date”), the Company closed on the Third Amendment (the “Third Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company repaid the outstanding principal balance of its existing $15 million term loans and simultaneously received a commitment from Bridge Bank to provide a new term loan of $15 million, if needed. On January 19, 2022 (the “Fourth Amendment Closing Date”), the Company closed on the Fourth Amendment (the “Fourth Amendment”) of its Amended Loan and Security Agreement with Bridge Bank. Under the terms of the Amendment, the Company received a commitment from Bridge Bank to provide a new term loan of up to $15 million, if needed and entered into the Fourth Amendment Success Fee Letter (the “2022 Success Fee Letter”). On December 28, 2022 (the “Fifth Amendment Date”), the Company entered into the Fifth Amendment of its Amended Loan and Security Agreement with Bridge Bank. The Fifth Amendment extends the draw period under the Fourth Amendment to the earlier of (i) March 1, 2023 and (ii) the occurrence of an Event of Default. On March 9, 2023, the Company entered into the Sixth Amendment of its Amended Loan and Security Agreement. The Sixth Amendment further extends the draw period to March 24, 2023. Therefore, no further draws are available as of the date of this filing.

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

On the Fourth Amendment Closing Date, the Company was required to pay a non-refundable closing fee of approximately $18,750, which was amortized as a monthly charge to interest expense. On the Third Amendment Closing Date, the Company paid a non-refundable closing fee of $75,000, which was amortized as a charge to interest expense. In addition, the Amended and Restated Loan and Security Agreement requires the Company to pay a non-refundable final fee equal to 2.5% of the principal amount of the Term Loan funded upon the earlier of the (i) the maturity date or (ii) termination of the Term Loans via acceleration or prepayment. This final fee is being accrued and charged to interest expense over the term of the loan. For each the three month periods ended March 31, 2024 and 2023, the Company recorded interest expense of approximately $10,700 related to the final fee. The Term Loans are evidenced by a secured promissory note issued to the Bank by the Company. If the Company elects to prepay the Term Loans pursuant to the terms of the Amended and Restated Loan and Security Agreement, it will owe a prepayment fee to the Bank, as follows: (1) for a prepayment made on or after the funding date of a Term Loan through and including the first anniversary of such funding date, an amount equal to 2.0% of the principal amount of such Term Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Term Loan through and including the second anniversary of such funding date, an amount equal to 1.5% of the principal amount of such Term Loan prepaid; and (3) for a prepayment made after the second anniversary of the funding date of a Term Loan, an amount equal to 1.0% of the principal amount of such Term Loan prepaid.

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

Long-term debt consists of the following as of March 31, 2024:

Principal amount	$4,375,000
Accrued final fee	53,571
Subtotal	4,428,571
Less Current maturities	(2,500,000)
Long-term debt net of current maturities	$1,928,571

Principal payments of debt are due as follows during the periods ending March 31:

2025	$2,500,000
2026	1,875,000
Total	$4,375,000

6.    COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 30, 2019, CytoSorbents Corporation entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, the Company’s former Chief Financial Officer. Each of the agreements has an initial term of three years and was retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expired on December 31, 2021. After the expiration of the initial terms, the employment agreements will automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. In January 2024, these employment agreements automatically renewed for an additional one year.

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

Effective March 31, 2023, Ms. Bloch retired from her role as Chief Financial Officer of the Company. Ms. Bloch’s employment agreement expired on March 31, 2023, upon her retirement from the Company. In connection with Ms. Bloch’s retirement, the Company and Ms. Bloch entered into a Consulting Agreement, dated as of March 31, 2023 (the “Consulting Agreement”), pursuant to which Ms. Bloch served as a consultant to the Company and as the Company’s Interim Chief Financial Officer. On September 18, 2023, the Company entered into a new Employment Agreement with Ms. Kathleen P. Bloch pursuant to which Ms. Bloch will continue to serve as the Company’s Chief Financial Officer. Ms. Bloch’s service under the Employment Agreement has replaced and terminated the Consulting Agreement disclosed above. The Employment Agreement provides for base salary and other customary benefits which include participation in group insurance plans, paid time off and reimbursement of certain business-related expenses, including travel and continuing educational expenses, as well as bonus and/or equity awards at the discretion of the Board of Directors. In addition, the agreement provides for certain termination benefits in the event of termination without “Cause” or voluntary termination of employment for “Good Reason”, as defined in each agreement. Unless terminated sooner by either the Company or Ms. Bloch, the Employment Agreement will remain in effect until December 31, 2025, and thereafter, as mutually agreed between the Company and Ms. Bloch.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended March 31, 2024 and 2023, the Company recorded royalty expenses of approximately $267,000 and $234,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”) To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the three months ended March 31, 2024, the Company did not record any expense related to this agreement. The launch of this program is expected to occur in 2024.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know - how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended March 31, 2024 and 2023 per the terms of the license agreement, the Company recorded licensing expenses of approximately $446,000 and $390,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

	March 31,	December 31,
	2024	2023
Right-of-use asset	$11,925,299	$12,058,896

Total lease liability	$13,182,625	$13,270,295
Less current portion	(392,617)	(373,636)
Lease liability, net of current portion	$12,790,008	$12,896,659

The maturities of the lease liabilities are as follows as of March 31, 2024:

2025	$1,666,361
2026	1,705,626
2027	1,745,970
2028	1,787,424
2029	1,830,017
Thereafter	14,950,174
Total lease payments	23,685,572
Present value discount	(10,502,947)
Total	$13,182,625

For the three months ended March 31, 2024 and 2023, operating cash flows paid in connection with operating leases amounted to approximately $552,000 and $633,000, respectively.

As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 12.4 and 12.7 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2024 and 2023 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants, options and restricted stock awards representing approximately 16,061,000 and 10,855,000 incremental shares as of March 31, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

9.    SUBSEQUENT EVENTS

On April 2, 2024, the Board of Directors granted options to purchase 1,124,400 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2024 individual performance evaluation. Once awarded, these options will vest one half on the first anniversary of the grant date, one quarter on the second anniversary of the grant date, and one quarter on the third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $763,000.

On April 2, 2024, the Board of Directors granted options to purchase 931,548 shares of common stock to certain of the Company’s employees. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $594,000.

On April 2, 2024, the Board of Directors granted options to purchase 110,000 shares of common stock to members of the Company’s Board of Directors. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $70,000.

On April 2, 2024, the Board of Directors granted options to purchase 556,000 shares of common stock to certain senior managers of the Company. These options will vest one half on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $377,000.

On April 2, 2024, the Board of Directors granted 343,000 restricted stock units to certain senior managers of the Company. These restricted stock units will vest one half on the first anniversary of the grant date and one half on the second anniversary of the grant date. The grant date fair value of these unvested restricted stock units amounted to approximately $328,000.

On April 2, 2024, the Board of Directors granted 69,750 restricted stock units to certain employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan. The grant date fair value of these unvested restricted stock units amounted to approximately $67,000.

On April 8, 2024, the Board of Directors granted options to purchase 131,339 shares of common stock to employees related to the Company’s salary reduction for stock options program. The grant date fair value of these unvested options amounted to approximately $84,000. These options will vest in full on January 31, 2025.

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

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the FDAgranted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the FDA has granted EUA of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has completed its pivotal randomized, controlled clinical trial in the U.S. and Canada, called the STAR-T trial, evaluating the use of DrugSorb-ATR during cardiothoracic surgery to prevent or reduce perioperative bleeding complications in pursuit of FDA and Health Canada marketing approval. We believe that the safety and efficacy results of the STAR-T trial will support regulatory submissions for marketing approval by the FDA and Health Canada.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 237,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.

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

Clinical Studies Update

For a complete discussion regarding our clinical study history, please refer to the section entitled Clinical Studies included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 14, 2024. The following includes certain updates regarding these clinical studies subsequent to the filing of the Company’s Annual Report on Form 10-K.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, and the STAR-T study is now actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and reached the 2nd milestone of 67% enrollment in the spring of 2023, triggering another DSMB safety review, which found no safety concerns and recommended completion of the trial. The study completed enrollment in July of 2023 triggering the final DSMB safety review following database lock in December 2023, which reported no safety concerns thereby meeting the primary safety endpoint of the study. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population. Patients undergoing CABG surgery represented more than 90% of the overall study population. The topline results of 140-patient, double-blinded, multicenter, pivotal STAR-T randomized, controlled trial were presented as a late breaking presentation at the 104th Annual Meeting of the American Association for Thoracic Surgery (AATS) held in Toronto, Canada on April 28, 2024. The Company believes the safety and effectiveness data from STAR-T will support the parallel regulatory submission of DrugSorb-ATR to the FDA and Health Canada in Q3 2024.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The study has been postponed while the Company concentrates its clinical focus on STAR-T.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Belgium and Sweden and is planned to expand to additional countries in 2024. Data outputs from the STAR Registry have already been reported at the EuroPCR 2023 conference in Paris in May 2023 and at the European Association of Cardiothoracic Surgery conference in Vienna in October 2023. The Registry has been enrolling well and will be reporting again new analyses with larger number of patients at both of the aforementioned conferences in 2024. Registry results will also be submitted for publication in major cardiovascular journals. on a rolling basis as enrollment progresses.

In April 2020, we received FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The U.S. CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates (73%) compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results on the first 52 critically ill patients from five U.S. ECMO centers were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC registry completed enrollment with 100 patients from five centers, and the final results mirror the high survival (74%) seen in the previous analysis, and have been published in the peer reviewed journal Critical Care. The data further demonstrate that earlier intervention with CytoSorb and ECMO was associated with shorter need for mechanical ventilation, ECMO, and ICU stay. These results lend support to our concept of “enhanced lung rest,” where ECMO helps the lungs rest by oxygenating blood extracorporeally and reducing the need for mechanical ventilation that can cause ventilator-induced lung injury, while CytoSorb reduces the circulating inflammatory mediators that cause continued capillary leak syndrome in the lungs. Together, the goal of this dual-therapy strategy is to give the lungs a chance to recover and heal, a pre-requisite for weaning off of mechanical ventilation and ECMO.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now currently enrolling. The speed of enrollment remains uncertain due to COVID-19 related institutional research staff shortages, however we anticipate conditions to gradually improve that together with a recently completed protocol amendment should help recruitment going forward.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is actively enrolling in Spain, Germany and Italy with plans to expand in more countries in 2024. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses. The first analysis of the Registry on the results in the first 100 patients enrolled was presented at the ISICEM meeting in Brussels in March 2024.

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Driving Greater Usage from a Strong Customer Base: Our core customer base accounts for the majority of our direct sales and grew by 20-25% at the start of the pandemic and has remained stable since We continue to educate and train centers on how best to use our therapy, highlighting new clinical data and applications. We believe this is a core strategy that will help to drive near-term growth.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who will work closely with our sales teams and best serve the needs and interests of our customers. The increased therapy area focus has already yielded good international sales momentum in many different areas, such as the use of CytoSorb in endocarditis and antithrombotic drug removal in cardiac surgery, in the treatment of liver disease, and in other critical care applications such as sepsis. We believe this infrastructure will yield many more similar successes across a broad array of applications.
•	Strategic Partnerships: We have entered into a global marketing agreement with Fresenius Medical Care, the largest dialysis company in the world, where CytoSorb has become the “featured solution for cytokine, bilirubin, and myoglobin removal” on its critical care platform of machines worldwide, with the exception of the U.S. Together, we are working to “Expand the Dimension of Blood Purification®” in hospitals and to promote and market our respective kidney and liver replacement therapies around the world.

•	New Exclusive Private Hospital Chain Partnerships: We are now the preferred supplier of hemoadsorption technology to the three largest private hospital chains in Germany, including Asklepios Kliniken GmbH, and the former hospitals of RHÖN-KLINIKUM AG. Many of these hospitals are already current customers and our agreements facilitate access and sales of CytoSorb to these and all other relevant institutions within these hospital networks.
•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A recent 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the ex vivo removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry publication in Critical Care highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost hemoperfusion pump is adequate to implement our CytoSorb blood purification technology, without the complexity of a large dialysis or continuous renal replacement therapy (CRRT) machine, without the need for a dialysis technician, and where patients do not need to have failed kidneys. This would greatly simplify treatment with CytoSorb in the ICU - potentially enabling its more ubiquitous and earlier use on more patients while opening the door for more new applications in the emergency room, surgery suites, and elsewhere, in what we call the “hospital-wide” application. We expect to launch a new, easier to use pump manufactured by a third -party supplier in mid-2024 called PuriFi. The machine is only as good as the therapy that is being run on it, and CytoSorb is the market leading cytokine adsorbing technology that makes this an excellent combination treatment and a potentially game-changing new business model going forward.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K., Ireland and France, we now sell direct in three of the E.U.’s Big 5 Economies - Germany, France and the U.K. - and a total of 15 countries direct overall, while working with distributors or partners in the other two Big 5 Economies: Italy, and Spain.
•	Investment in important clinical studies in shock, liver failure, cardiac surgery, ATR, etc: We are committed to funding Company-sponsored studies in key areas that we believe will drive international adoption and usage, with the goal of becoming a standard of care for those applications.
•	New Products: Over the past couple of years, there has been increasing momentum around two additional marketed products, ECOS-300CY for ex vivo organ perfusion (EVOP) in solid organ transplant under the EU CE mark, and VetResQ in the U.S. for the treatment of companion animals. In particular, prominent research in the field of heart, lung and liver organ transplant highlight the benefits of our technology in controlling inflammation and improving organ function during EVOP.

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

The U.S. CTC (CytoSorb Therapy in COVID-19) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers treating critically ill COVID-19 patients according to the treatment recommendations of the FDA Emergency Use Authorization (EUA). Preliminary results on observed ICU mortality of COVID-19 patients with acute respiratory distress syndrome (ARDS) requiring extracorporeal membrane oxygenation (ECMO) and treated with CytoSorb according to FDA EUA criteria were presented at the International Symposium of Intensive Care Medicine conference in September 2021 in Brussels, Belgium. In December 2021 and published in the peer-reviewed journal Frontiers in Medicine. The CTC Registry has completed enrollment and the final results confirming high survival (74%) were presented at the European Society of Intensive Care Medicine conference October 2022 and also have been published in the prestigious peer-reviewed journal Critical Care.

Government Research Grants:

We have historically been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others. Currently, we have ongoing projects funded, in part, by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”), the NHLBI, and the USAF/AFMC. For a complete discussion of the various research grants we have obtained, please refer to the section entitled Government Research Grants included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.

Research and Development Update

Our research and development work levels have returned back to pre-pandemic levels. As of March 31, 2024, the revenue remaining to be earned on open grant contracts is $5.0 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $15.8 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date.

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

Comparison for the three months ended March 31, 2024 and 2023:

Revenues:

Revenue from product sales was approximately $8,990,000 in the three months ended March 31, 2024, as compared to approximately $7,910,000 in the three months ended March 31, 2023, an increase of approximately $1,080,000, or 14%. Distributor sales increased approximately $614,000, or 20%. Direct sales increased approximately $466,000, or 10%. In addition, as a result of the increase in the average exchange rate of the Euro to the U.S. dollar, 2024 product sales were positively impacted by approximately $98,000. For the three months ended March 31, 2024, the average exchange rate of the Euro to the U.S. dollar was $1.09 as compared to an average exchange rate of $1.07 for the three months ended March 31, 2023.

Grant income was approximately $797,000 for the three months ended March 31, 2024 as compared to approximately $1,539,000 for the three months ended March 31, 2023, a decrease of approximately $742,000, or 48%. This decrease was due to the completion of several grants during 2023.

Total revenues were approximately $9,786,000 for the three months ended March 31, 2024, as compared to total revenues of approximately $9,449,000 for the three months ended March 31, 2023, an increase of approximately $337,000, or 4%.

Cost of Revenues:

For the three months ended March 31, 2024 and 2023, cost of revenue was approximately $3,216,000 and $3,994,000, respectively, a decrease of approximately $778,000. This decrease was primarily due to the decrease in cost of revenue related to the Company’s grant related activities following the completion of several grants in 2023. Product cost of revenue was approximately $2,420,000 and $2,531,000, respectively, for the three months ended March 31, 2024 and 2023, a decrease of approximately $111,000. This decrease is due primarily to greater efficiencies now being realized at our new manufacturing facility in Princeton, New Jersey. Product gross margins were approximately 76% during the three months ended March 31, 2024 (which excludes the impact of a one-time, non-recurring inventory adjustment of approximately $304,000 recorded in the first quarter of 2024), as compared to 68% during the three months ended March 31, 2023.

Research and Development Expenses:

For the three months ended March 31, 2024, research and development expenses were approximately $2,248,000 as compared to research and development expenses of approximately $4,214,000 for the three months ended March 31, 2023, a decrease of approximately $1,966,000. This decrease was due to a decrease in clinical trial costs of approximately $911,000 related to completion of the STAR-T trial in 2023, a decrease of approximately $850,000 in start-up expenses related to the new facility that were incurred in the first quarter of 2023 that did not recur in the first quarter of 2024, a decrease in non-grant related salaries of approximately $127,000 and a decrease in other non-grant related research and development activities of approximately $78,000.

Legal, Financial and Other Consulting Expenses:

Legal, financial and other consulting expenses were approximately $681,000 for the three months ended March 31, 2024, as compared to approximately $669,000 for the three months ended March 31, 2023, an increase of approximately $12,000. This increase was due to an increase in accounting and auditing fees of approximately $46,000 and an increase in legal fees of approximately $30,000. These increases were offset by a decrease in employment agency fees of approximately $58,000 and a decrease in consulting fees of approximately $6,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $8,567,000 for the three months ended March 31, 2024, as compared to approximately $8,463,000 for the three months ending March 31, 2023, an increase of approximately $104,000. This increase was due to an increase in travel and entertainment expenses of approximately $132,000, an increase in royalty expense of $88,000, an increase in sales and marketing costs, which include advertising and conference attendance, of approximately $80,000. These increases were offset by decreases in non-cash stock compensation expense (which includes both stock options and restricted stock units) of approximately $156,000, and a decrease in salaries, commissions and related costs of approximately $40,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended March 31, 2024, the loss on foreign currency transactions was approximately $1,426,000 as compared to a gain of approximately $661,000 for the three months ended March 31, 2023. The 2024 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2024 as compared to December 31, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.08 per Euro as of March 31, 2024, as compared to $1.11 per Euro as of December 31, 2023.

History of Operating Losses

We have experienced substantial operating losses since inception. As of March 31, 2024, we had an accumulated deficit of approximately $288,863,000, which included a loss of approximately $6,358,000 for the three-month periods ended March 31, 2024. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of March 31, 2024, we had current assets of approximately $19,993,000 and current liabilities of approximately $13,424,000. As of March 31, 2024, $25 million of our total shelf amount was allocated to our ATM facility, of which approximately $20.3 million is still available. During the three months ended March 31, 2024, the Company sold 53,290 shares pursuant to the Sale Agreement, at an average selling price of $1.03 per share, generating net proceeds of approximately $53,200.

In March of 2024, we received approximately $880,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

We are also managing our resources proactively, continuing to invest in key areas such as our U.S. pivotal STAR-T trial, which includes the detailed analysis of trial data and the preparation of our application for marketing approval to the FDA. We have also instituted and continue to maintain tight control over expenditures.

As of March 31, 2024 we have approximately $10.1 million in cash, including approximately $8.6 million and $1.5 million in unrestricted and restricted cash, respectively. We believe this is sufficient to fund the Company’s operations into the fourth quarter of 2024. We will need to raise additional capital to support our ongoing operations in the future, and the Company is actively pursuing financing sources, including less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

Additionally, COVID slowed our ability to generate clinical data to support our sales and marketing efforts. Currently, we are seeing an easing of the of the negative impacts of COVID-19. In 2024, we have generally good access to hospitals and physicians which should positively impact our product sales in the future. The lessened impact of COVID-19 has also had a positive impact on patient enrollment of our clinical trials.

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

Going Concern

As of March 31, 2024, the Company’s total cash position was approximately $10.1 million, with cash and cash equivalents of approximately $8.6 million, and approximately $1.5 million in restricted cash, which is not expected to fund the Company’s operations beyond twelve months from the issuance of these financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company will need to raise additional capital to support our ongoing operations in the future.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

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

CYTOSORBENTS CORPORATION

Dated: May 9, 2024	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title:Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)