Form 10-Q
period 2024-06-30
Cytosorbents Corp
filed 2024-08-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 54,429,617 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	December 31,
	(Unaudited)	2023

ASSETS
Current Assets:
Cash and cash equivalents	$8,458,708	$14,131,137
Grants and accounts receivable, net of allowance of $88,017 as of June 30, 2024 and $49,663 at December 31, 2023	7,822,823	6,057,072
Inventories	4,316,752	3,680,129
Prepaid expenses and other current assets	1,357,017	1,834,485
Total current assets	21,955,300	25,702,823

Property and equipment, net	9,423,649	10,056,354
Restricted cash	6,483,958	1,483,958
Right-of-use assets	11,789,539	12,058,896
Other assets	3,774,345	3,958,603
Total Assets	$53,426,791	$53,260,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,047,038	$3,802,170
Current maturities of long-term debt	—	2,500,000
Lease liability – current portion	412,067	373,636
Accrued expenses and other current liabilities	6,877,163	7,870,149
Total current liabilities	10,336,268	14,545,955
Lease liability, net of current portion	12,680,725	12,896,659
Long-term debt	13,673,195	2,542,857
Total Liabilities	36,690,188	29,985,471

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 54,306,415 and 54,240,265 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	54,306	54,240
Additional paid-in capital	307,514,758	305,196,874
Accumulated other comprehensive income	2,173,818	529,321
Accumulated deficit	(293,006,279)	(282,505,272)
Total Stockholders’ Equity	16,736,603	23,275,163
Total Liabilities and Stockholders’ Equity	$53,426,791	$53,260,634

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$8,830,391	$8,065,829	$17,795,181	$15,972,098
Other product sales	11,398	6,583	36,128	10,353
Total product sales	8,841,789	8,072,412	17,831,309	15,982,451
Grant income	1,052,847	1,348,409	1,849,619	2,887,866
Total revenue	9,894,636	9,420,821	19,680,928	18,870,317
Cost of revenue	3,391,907	3,402,271	6,607,621	7,396,440
Gross profit	6,502,729	6,018,550	13,073,307	11,473,877

Other expenses:
Research and development	1,519,618	3,668,804	3,767,811	7,883,219
Legal, financial and other consulting	820,732	1,185,031	1,501,437	1,854,264
Selling, general and administrative	7,581,201	7,723,952	16,148,400	16,187,226
Total expenses	9,921,551	12,577,787	21,417,648	25,924,709
Loss from operations	(3,418,822)	(6,559,237)	(8,344,341)	(14,450,832)

Other income (expense):
Interest income (expense), net	(180,098)	(8,821)	(186,750)	(71,992)
Gain (loss) on foreign currency transactions	(544,226)	414,974	(1,969,916)	1,075,656
Miscellaneous income (expense)	—	—	—	(31,799)
Total other income (expense), net	(724,324)	406,153	(2,156,666)	971,865

Loss before benefit from income taxes	(4,143,146)	(6,153,084)	(10,501,007)	(13,478,967)

Benefit from income taxes	—	—	—	—

Net loss attributable to common stockholders	$(4,143,146)	$(6,153,084)	$(10,501,007)	$(13,478,967)

Basic and diluted net loss per common share	$(0.08)	$(0.14)	$(0.19)	$(0.31)

Weighted average number of shares of common stock outstanding	54,306,041	44,015,380	54,284,416	43,758,888

Net loss	$(4,143,146)	$(6,153,084)	$(10,501,007)	$(13,478,967)
Other comprehensive income (loss):
Foreign currency translation adjustment	421,322	(392,674)	1,644,497	(1,000,882)
Comprehensive loss	$(3,721,824)	$(6,545,758)	$(8,856,510)	$(14,479,849)

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2024 and 2023 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2024	54,293,555	$54,294	$305,984,268	$1,752,496	$(288,863,133)	$18,927,925
Stock-based compensation - employees, consultants and directors	—	—	828,580	—	—	828,580
Warrants issued in connection with long-term debt	—	—	690,709	—	—	690,709
Other comprehensive loss: foreign translation adjustment	—	—	—	421,322	—	421,322
Issuance of restricted stock units	12,860	12	11,201	—	—	11,213
Net loss	—	—	—	—	(4,143,146)	(4,143,146)
Balance at June 30, 2024	54,306,415	$54,306	$307,514,758	$2,173,818	$(293,006,279)	$16,736,603

Balance at December 31, 2023	54,240,265	$54,240	$305,196,874	$529,321	$(282,505,272)	$23,275,163
Stock-based compensation - employees, consultants and directors	—	—	1,562,788	—	—	1,562,788
Warrants issued in connection with long-term debt	—	—	690,709	—	—	690,709
Other comprehensive income: foreign translation adjustment	—	—	—	1,644,497	—	1,644,497
Issuance of common stock offerings, net of fees	53,290	54	53,186	—	—	53,240
Issuance of restricted stock units	12,860	12	11,201	—	—	11,213
Net loss	—	—	—	—	(10,501,007)	(10,501,007)
Balance at June 30, 2024	54,306,415	$54,306	$307,514,758	$2,173,818	$(293,006,279)	$16,736,603

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2023	43,851,380	$43,851	$288,514,368	$1,720,987	$(261,323,761)	$28,955,445
Stock-based compensation - employees, consultants and directors	—	—	570,235	—	—	570,235
Other comprehensive loss: foreign translation adjustment	—	—	—	(392,674)	—	(392,674)
Issuance of common stock offerings, net of fees	230,605	231	776,060	—	—	776,291
Proceeds from exercise of stock options for cash	56,393	56	154,772	—	—	154,828
Issuance of restricted stock units	55,318	55	183,600	—	—	183,655
Net loss	—	—	—	—	(6,153,084)	(6,153,084)
Balance at June 30, 2023	44,193,696	$44,193	$290,199,035	$1,328,313	$(267,476,845)	$24,094,696

Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973
Stock-based compensation - employees, consultants and directors	—	—	1,400,516	—	—	1,400,516
Other comprehensive income: foreign translation adjustment	—	—	—	(1,000,882)	—	(1,000,882)
Issuance of common stock offerings, net of fees	428,270	428	1,474,296	—	—	1,474,724
Proceeds from exercise of stock options for cash	74,393	75	197,304	—	—	197,379
Issuance of restricted stock units	55,318	55	183,600	—	—	183,655
Legal/audit fees related to ATM offering	—	—	(56,702)	—	—	(56,702)
Net loss	—	—	—	—	(13,478,967)	(13,478,967)
Balance at June 30, 2023	44,193,696	$44,193	$290,199,035	$1,328,313	$(267,476,845)	$24,094,696

See accompanying notes to consolidated financial statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,501,007)	$(13,478,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	111,422	21,429
Non-cash compensation	199,096	(105,488)
Depreciation and amortization	797,873	660,589
Amortization of right-of-use asset	91,854	110,881
Write off of patent cost	249,642	292,806
Bad debt expense (recovery)	29,120	13,384
Stock-based compensation	1,562,792	1,400,516
Foreign currency translation (gain) loss	1,969,916	(1,075,656)
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,952,413)	(1,271,716)
Inventories	(725,998)	1,449,881
Prepaid expenses and other current assets	574,181	1,649,776
Other assets	1,124	—
Accounts payable and accrued expenses	(2,032,014)	291,068
Net cash used in operating activities	(9,624,412)	(10,041,497)

Cash flows from investing activities:
Purchases of property and equipment	(63,421)	(300,221)
Payments for patent costs	(183,462)	(242,378)
Net cash used in investing activities	(246,883)	(542,599)
Cash flows from financing activities:
Proceeds from long-term debt	15,000,000	—
Repayment of long-term debt	(5,000,000)	—
Payment of final fee	(150,000)	—
Payment of loan costs	(640,375)	—
Equity contributions - net of fees incurred	53,250	1,418,022
Proceeds from exercise of stock options	—	197,379
Net cash provided by (used in) financing activities	9,262,875	1,615,401
Effect of exchange rates on cash	(64,009)	(24,348)
Net change in cash, cash equivalents and restricted cash	(672,429)	(8,993,043)

Cash, cash equivalents and restricted cash - beginning of period	15,615,095	23,832,026
Cash, cash equivalents and restricted cash - end of period	$14,942,666	$14,838,983

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$537,672	$173,334

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with long-term debt	$690,709	$—
Issuance of restricted stock units	$11,213	$183,655

See accompanying notes to consolidated financial statements.

CytoSorbents Corporation

Notes to Consolidated Financial Statements

(UNAUDITED)

June 30, 2024

1.    BASIS OF PRESENTATION

The interim consolidated financial statements of CytoSorbents Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024. The results for the three and six months ended June 30, 2024 and 2023, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of June 30, 2024, the Company’s cash, cash equivalents and restricted cash balances were approximately $14.9 million, including approximately $8.4 million in cash and cash equivalents and approximately $6.5 million in restricted cash, the unrestricted portion of which is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to pursue additional milestones related to its recently announced Avenue debt facility that would increase its unrestricted cash position by up to $10 million. If these milestones are not achieved, we will need to raise additional capital to support our ongoing operations in the future. Meanwhile the Company continues to evaluate other traditional and alternative sources of capital, including additional less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

In May 2022, the Company announced that the Company entered into a three-year preferred supplier agreement with Asklepios, making CytoSorb available without restrictions to all of the approximately 170 healthcare facilities across 14 states throughout Germany at which Asklepios operates. This includes Asklepios Klinik St. Georg in Hamburg, Germany, which pioneered the use of CytoSorb to remove antithrombotic drugs during cardiothoracic surgery and is well-known for their seminal publications on CytoSorb use for this application during emergency cardiac surgery in patients at high risk of bleeding.

In June 2024, the Company announced the launch and immediate availability of its PuriFi™ hemoperfusion machine in the EU, following approval and certification under the EU Medical Device Regulation (MDR). Prior to this, beginning in June 2022 the company had a non-exclusive agreement with Nikkiso Europe GmbH (“Nikkiso”) to distribute Nikkiso’s PureADJUST stand-alone hemoperfusion pump and accessories in a total of 14 countries. In September 2023, the distribution agreement with Nikkiso expired, and the Company indicated that it would not seek renewal of the agreement.

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

The technology is based upon biocompatible, highly porous polymer sorbent beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The Company has numerous products under development based upon this unique blood purification technology which, as of June 30, 2024, is protected by 22 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. These patents and patent applications are directed to various compositions and methods of use related to the Company’s blood purification technologies and are expected to expire between 2024 and 2038, absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on the Company’s ongoing business.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. The Euro is the functional currency of the European Subsidiary. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(544,000) and $415,000 for the three months ended June 30, 2024 and 2023, respectively. Foreign currency transaction gain (loss) included in net loss amounted to approximately $(1,970,000) and $1,076,000 for the six months ended June 30, 2024 and 2023, respectively. The Company translates assets and liabilities of all of its foreign subsidiaries at the exchange rate in effect at the consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$8,458,708	$14,131,137
Restricted cash	6,483,958	1,483,958
Total cash, cash equivalents and restricted cash	$14,942,666	$15,615,095

Restricted Cash

The Company’s total restricted cash in the amount of $6,483,958 consists of cash of $5,000,000 which is restricted in accordance with the terms of the debt agreement with Avenue Capital Group (see Note 5), cash of $1,467,458 that the Company is obligated to maintain as collateral for the outstanding letter of credit with Bridge Bank that was provided to the landlord of the College Road facility as security and cash of $16,500 that the Company is obligated to maintain as collateral for the credit limit on the Company’s credit card accounts.

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they are recognized as an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the consolidated financial statements as a whole for the three and six months ended June 30, 2024.

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

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At June 30, 2024 and December 31, 2023, the Company’s inventory was comprised of finished goods, which amounted to $2,459,604 and $2,155,457, respectively; work in process, which amounted to $1,048,360 and $838,871, respectively; and raw materials, which amounted to $808,788 and $685,801, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three months ended June 30, 2024 and 2023, the Company recorded impairment charges of approximately $185,000 and $21,000, respectively, and during the six months ended June 30, 2024 and 2023, the Company recorded impairment charges of approximately $250,000 and $293,000, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

Advertising expenses are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss when incurred. Advertising expenses amounted to approximately $93,000 and $38,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $138,000 and $93,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at June 30, 2024. The Company is accounting for an uncertain tax position of approximately $2.1 million for the year ended December 31, 2023. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents UK Limited, CytoSorbents Medical UK Limited, CytoSorbents India Private Limited and CytoSorbents France SAS file an annual corporate tax return, a VAT return and a trade tax return in Germany, Switzerland, Poland, France, the United Kingdom and India, respectively.

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

As of June 30, 2024, two distributors accounted for approximately 30% of outstanding grants and accounts receivable. As of December 31, 2023, one distributor accounted for approximately 19% of outstanding grants and accounts receivable. For the three and six months ended June 30, 2024, one distributor accounted for approximately 14% and 12% of the Company’s total revenue. For the three months and six months ended June 30, 2023, one distributor accounted for approximately 12% and 11%, respectively, of the Company’s total revenue.

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

The warrants issued upon the closing of the Company’s December 13, 2023 Offering and the closing of the Company’s June 2024 debt financing both met the criteria for equity classification under ASC 815. Accordingly, these warrants have been classified as equity as of June 30, 2024 and December 31, 2023.

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

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $64,000 and $122,000, respectively, for the three months ended June 30, 2024 and 2023, and $178,000 and $200,000, respectively, for the six months ended June 30, 2024 and 2023.

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

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. The guidance primarily will require enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A retrospective approach is required to be applied to all prior periods presented in the financial statements. The Company plans to adopt the provisions of ASU 2023-07 in the fourth quarter of fiscal 2024 and continues to evaluate the disclosure requirements related to the new standard.

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

Shelf Registration

On July 14, 2021, the Company filed a registration statement on Form S-3 with the SEC, which was amended on July 20, 2021 and declared effective by the SEC on July 27, 2021 (as amended, the “2021 Shelf”). The 2021 Shelf enables the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million and expires after three years. On July 26, 2024, the Company filed a registration statement on Form S-3 with the SEC (the “2024 Shelf”), which enables the Company to offer and sell in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. The SEC has not yet declared the 2024 Shelf to be effective, however, the Company continues to be able to utilize the 2021 Shelf to offer securities. Because of the Company’s market capitalization is less than $75 million, it will be subject to baby shelf rules which limit the amount of securities sales the Company can make to one-third of its public market float over a 12-month period.

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

Subject to the terms of the Sales Agreement, the Agent is required to use its commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales under the Sale Agreement during the year ended December 31, 2022. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000. In addition, during the year ended December 31, 2023, the Company paid approximately $61,000 in expenses related to the Sale Agreement. During the six months ended June 30, 2024, the Company sold 53,290 shares pursuant to the Sales Agreement at an average selling price of $1.03 per share, generating net proceeds of approximately $53,000.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $829,000 and $1,563,000 for the three and six months ended June 30, 2024, respectively, and approximately $570,000 and $1,401,000 for the three and six months ended June 30, 2023, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under selling, general, and administrative expenses.

The summary of the stock option activity for the six months ended June 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2023	10,548,174	$4.49	7.01
Granted	3,378,366	$0.95	—
Forfeited	(906,166)	$2.78	—
Expired	(545,536)	$5.31	—
Exercised	—	$—	—
Outstanding, June 30, 2024	12,474,838	$3.62	7.40

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $0.84 to $0.99 per share) and expected life of the stock option (6 years), the current price of the underlying stock and its expected volatility (76.6%), expected dividends (0)% on the stock and the risk free interest rate (ranging from 3.86% to 4.65%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of June 30, 2024 of $0.703 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	June 30,	Exercise	Remaining	Intrinsic
Price	2024	Price	Life (Years)	Value
$0.84 - $13.20	12,474,838	$3.62	7.4	$—

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
June 30,	Exercise	Intrinsic
2024	Price	Value
5,385,858	$5.91	$—

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2023	5,205,736	$1.89
Granted	3,378,366	$0.67
Forfeited	(906,166)	$1.88
Vested	(588,956)	$2.73
Non-vested, June 30, 2024	7,088,980	$0.99

As of June 30, 2024, the Company had approximately $4,419,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 36 months.

On March 29, 2024, the Board of Directors granted options to purchase 380,480 shares of common stock to certain executive officers and certain other non-executive officer employees related to the Company’s salary reduction for stock options program. These options will vest in full on January 31, 2025. The grant date fair value of these unvested options amounted to approximately $249,000.

On April 2, 2024, the Board of Directors granted options to purchase 1,214,400 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2024 individual performance evaluation. Once awarded, these options will vest one half on the first anniversary of the grant date, one quarter on the second anniversary of the grant date, and one quarter on the third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $830,000.

On April 2, 2024, the Board of Directors granted options to purchase 922,147 shares of common stock to certain of the Company’s employees. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $594,000.

On April 2, 2024, the Board of Directors granted options to purchase 110,000 shares of common stock to members of the Company’s Board of Directors. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $71,000.

On April 2, 2024, the Board of Directors granted options to purchase 556,000 shares of common stock to certain senior managers of the Company. These options will vest one half on the first anniversary of the grant date, one quarter on second anniversary of the grant date, one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $380,000.

On April 8, 2024, the Board of Directors granted options to purchase 131,339 shares of common stock employees related to the Company’s salary reduction for stock options program. The grant date fair value of these unvested options amounted to approximately $85,000. These options will vest in full on January 31, 2025.

During the six months ended June 30, 2024, 64,000 options were awarded to newly hired employees and consultants in connection with their employment or consulting agreements.

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

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2023	346,500	779,500	1,697,500	2,823,500	$3,134,085
Granted	—	—	156,250	156,250
Forfeited	—	—	(283,750)	(283,750)
June 30, 2024	346,500	779,500	1,570,000	2,696,000	$1,926,044

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023.

Other Awards of Restricted Stock Units:

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2024, and 2023, the Company recorded a charge of approximately $47,000 and $94,000, and $47,000 and $94,000, respectively, related to these restricted stock unit awards.

On July 7, 2023, certain named executive officers and senior managers were granted 250,000 restricted stock units. These awards were valued at approximately $883,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and will vest two-third on the first anniversary of date of the grant, and one-third on the second anniversary of the date of the grant. For the three and six months ended June 30, 2024, the Company recorded a charge of approximately $110,000 and $221,000, respectively, related to these restricted stock unit awards.

On September 18, 2023, a named executive officer was granted 45,000 restricted stock units. This award was valued at approximately $89,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant. These restricted stock units vested (will vest) as follows: 25,000 on the date of the grant, 10,000 on the first anniversary of the date of the grant and 10,000 on the second anniversary of the date of the grant. For the three and six months ended June 30, 2024, the Company recorded a charge of approximately $5,000 and $10,000, respectively, related to these restricted stock unit awards.

On April 2, 2024, the Board of Directors granted 343,000 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $328,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and will vest one half on the first anniversary of the grant date and one half on the second anniversary of the grant date. For the three and six months ended June 30, 2024, the Company recorded a charge of approximately $40,000 and $40,000, respectively, related to these restricted stock unit awards.

Additionally, certain employees were offered a total of 103,000 restricted stock units as a condition of their employment. These awards were valued at approximately $410,000 at the date of issuance. 40,000 of the restricted stock units valued at $149,000 were forfeited in Q2 2024. 20,000 of the restricted stock units valued at $132,000 were vested in Q2 2024. 13,000 of these restricted stock units vest upon the earlier of a Change in Control or one-third after the second anniversary of the award, one-third on the third anniversary of the award, and one-third on the fourth anniversary of the award. The other 30,000 of these restricted stock units vest upon the earlier of a Change in Control or three years from the date of the award. For the three and six months ended June 30, 2024, and 2023, the Company recorded a charge (income) of approximately $(191,000) and $(163,000), and $19,000 and $46,000, respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2023	430,505	$3.31
Granted	373,000	$0.96
Vested	(20,000)	$6.59
Forfeited	(40,000)	$3.73
Non-vested, June 30, 2024	743,505	$2.02

Warrants:

As of June 30, 2024, the Company had 4,352,130 warrants outstanding.  2,706,561 warrants outstanding are related to the Company’s December 13, 2023 Offering and these warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the Company’s Loan and Security Agreement with Avenue and these warrants have an exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants are excisable into common stock.

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2024:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$20,398	$18,000	$—	$38,398
Germany	2,778,594	—	—	2,778,594
All other countries	1,673,812	4,350,985	—	6,024,797
Total product revenue	4,472,804	4,368,985	—	8,841,789
Grant and other income:
United States	—	—	1,052,847	1,052,847

Total revenue	$4,472,804	$4,368,985	$1,052,847	$9,894,636

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$6,583	$—	$—	$6,583
Germany	3,168,448	—	—	3,168,448
All other countries	1,493,725	3,403,656	—	4,897,381
Total product revenue	4,668,756	3,403,656	—	8,072,412
Grant and other income:
United States	—	—	1,348,409	1,348,409

Total revenue	$4,668,756	$3,403,656	$1,348,409	$9,420,821

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2024:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$42,014	$36,000	$—	$78,014
Germany	6,316,321	—	—	6,316,321
All other countries	3,424,353	8,012,621	—	11,436,974
Total product revenue	9,782,688	8,048,621	—	17,831,309
Grant and other income:
United States	—	—	1,849,619	1,849,619

Total revenue	$9,782,688	$8,048,621	$1,849,619	$19,680,928

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$10,353	$—	$—	$10,353
Germany	6,506,352	—	—	6,506,352
All other countries	2,996,324	6,469,422	—	9,465,746
Total product revenue	9,513,029	6,469,422	—	15,982,451
Grant and other income:
United States	—	—	2,887,866	2,887,866

Total revenue	$9,513,029	$6,469,422	$2,887,866	$18,870,317

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Receivables, which are included in grants and accounts receivable	$5,906,808	$3,846,271
Contract liabilities, which are included in accrued expenses and other current liabilities	$1,298,050	$1,573,141

Contract receivables represent balances due from product sales to distributors amounting to $5,424,751 and $3,270,724 at June 30, 2024 and December 31, 2023, respectively, and billed and unbilled amounts due on government contracts amounting to $482,057 and $575,547 at June 30, 2024 and December 31, 2023, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $201,887 and $196,322 as of June 30, 2024 and December 31, 2023, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred, which amounted to $1,096,163 and $1,376,819 at June 30, 2024 and December 31, 2023, respectively.

5.    LONG-TERM DEBT, NET

Avenue Capital Group:

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement (as amended, supplemented, restated or otherwise modified as of the date hereof and from time to time, the “Loan and Security Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), and Avenue Capital Management II, L.P., a Delaware limited partnership (the “Administrative and Collateral Agent”).

Under the Loan and Security Agreement, the Lenders have agreed to loan to the Company up to an aggregate of $20 million, to be disbursed in two tranches: (1) one tranche of $15 million (“Growth Capital Loan Tranche 1”) on the Closing Date, with $4.5 million funded by Avenue and $10.5 million funded by Avenue 2, of which $10 million is available to the Company on the Closing Date and $5 million constitutes restricted cash subject to release to the Company prior to March 31, 2025, provided (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction will be released on a dollar for dollar basis for equity raised between $3 million and $5 million and (2) a second tranche of up to $5 million, which may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application (“Growth Capital Loan Tranche 2” and together with Growth Capital Loan Tranche 1, the “Growth Capital Loans” or the “Commitment”). The proceeds from the Commitment were used to pay off the existing outstanding debt with Bridge Bank, and will additionally be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Each Growth Capital Loan shall bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate (as defined in the Loan and Security Agreement) plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%).

Commencing on August 1, 2024, the Company shall make monthly payments during the term of each Growth Capital Loan of interest only during the initial 25-month period following the Closing Date (as may be extended to the 30 months anniversary of the Closing Date upon satisfaction of certain conditions) and thereafter to maturity in equal monthly installments of principal plus accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2027; provided, however that if the Company draws the full amount of Growth Capital Loan Tranche 2 by December 2025, all unpaid principal and accrued and unpaid interest shall be due and payable in full by January 1, 2028. In addition, the Loan and Security Agreement required the Company to pay a non-refundable commitment fee equal to 1.00% of the Commitment due and payable on the Closing Date. In addition to the non-refundable commitment fee, the Company also paid financial advisor fees and legal fees of approximately $640,000 related to the Commitment. These costs are being amortized over the loan period as a charge to interest expense. During the three and six months ended June 30, 2024, the Company recorded interest expense of approximately $2,000 related to these costs. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final payment equal to 4.5% of the original commitment amount. This final payment has been accrued and included as part of the debt discount. This discount will be charged to interest expense over the term of the loan. For the three and six months ended June 30, 2024, the Company recorded interest expense of approximately $2,500 related to the debt discount.

The Capital Growth Loans are evidenced by secured promissory notes issued to the Lenders by the Company. If the Company elects to prepay the Growth Capital Loan(s) pursuant to the terms of the Loan and Security Agreement, it will owe a prepayment fee to the Lenders, as follows: (1) for a prepayment made on or after the funding date of a Growth Capital Loan through and including the first anniversary of such funding date, an amount equal to 3.00% of the principal amount of such Growth Capital Loan prepaid; (2) for a prepayment made after the first anniversary of the funding date of a Growth Capital Loan through and including the second anniversary of such funding date, an amount equal to 2.00% of the principal amount of such Growth Capital Loan prepaid; and (3) for a prepayment made any time after the second anniversary of the funding date of a Growth Capital Loan, an amount equal to 1.00% of the principal amount of such Growth Capital Loan prepaid.

Events of default which may cause repayment of the Commitment to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of any circumstance that has a Material Adverse Effect (as defined in the Loan and Security Agreement), (4) default beyond any applicable grace period or cure under any other agreement involving the borrowing of money in excess of the Threshold Amount (as defined in the Loan and Security Agreement), (5) any judgment(s) singly or in the aggregate in excess of the Threshold Amount entered against the Company that remain unsatisfied, unvacated or unstayed for 15 days or more after entry thereof (to the extent not otherwise covered by independent third-party insurance), and (6) if the Company becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Company and such proceeding is not dismissed or stayed within 45 days. The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of June 30, 2024, the Company was in compliance with these covenants.

As additional consideration for the Commitment, on June 28, 2024, the Company also issued each Lender a warrant instrument (each, a “Warrant”) entitling the Lenders to purchase an aggregate of 1,645,569 shares of the Company’s common stock for cash at the exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants meet the criteria for equity classification under ASC 815. Accordingly, the Company has recorded a debt discount and additional paid in capital of approximately $690,000 related to these warrants as of June 30, 2024. This discount will be charged to interest expense over the term of the loan.

The Lenders were also granted the right while the Commitment is outstanding to convert up to an aggregate amount of $2,000,000 of the principal amount of the outstanding Growth Capital Loans into the Company’s common stock at a fixed conversion price of 120% of the Closing Price (as defined in the warrant) or $0.95 per share (the “Conversion Option”).

The Company’s and CytoSorbents Medical’s obligations under the Loan and Security Agreement are joint and several. The obligations under the Loan and Security Agreement are secured by a first priority security interest in favor of the Lenders with respect to the Company’s Shares (as defined in the Loan and Security Agreement) and the Company’s Collateral (as defined in the Loan and Security Agreement), which includes the Company’s intellectual property, pursuant to that certain Intellectual Property Security Agreement, dated as of June 28, 2024, by and between the Company and the Administrative and Collateral Agent.

Long-term debt consists of the following as of June 30, 2024:

Principal amount	$15,000,000
Accrued final fee	900,000
Less unamortized debt discount	(1,588,209)
Less unamortized debt acquisition costs	(638,596)
Subtotal	13,673,195
Less Current maturities	—
Long-term debt net of current maturities	$13,673,195

Principal payments of long-term debt are due as follows during the periods ending June 30:

2025	$—
2026	—
2027	13,750,000
2028	1,250,000
Total	$15,000,000

Bridge Bank:

On June 28, 2024, concurrent with the closing of the Avenue financing discussed above, the Company paid off its existing outstanding debt with Bridge Bank. The following items survive the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

2018 Success Fee Letter:

Pursuant to the amended 2018 Letter, the Borrower shall pay to the Bank a success fee in the amount equal to 6.37% of the funded amount of the Term B Loan (as defined in the Restated Loan and Security Agreement) (the “Success Fee”) upon the first occurrence of any of the following events: (a) a sale or other disposition by the Borrower of all or substantially all of its assets; (b) a merger or consolidation of the Borrower into or with another person or entity, where the holders of the Borrower’s outstanding voting equity securities as of immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity as of immediately following the consummation of such merger or consolidation; (c) a transaction or a series of related transactions in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the Borrower ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the Borrower, who did not have such power before such transaction; or (d) the closing price per share for the Company’s common stock on the Nasdaq Capital Market being the greater of (i) 70% or more over $7.05, the closing price of the Company’s common stock on March 29, 2018 (after giving effect to any stock splits or consolidations effected after the date thereof) for five successive business days, or (ii) at least 26.13% more than the average price of Company’s common stock for the 365-day period ending on the date of the funding of the Term B Loan. This obligation terminated on the fifth anniversary of the funding of the Term B Loan which was July 31, 2024.

2022 Success Fee Letter:

Pursuant to the 2022 Success Fee Letter, the Borrower will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5,000,000 if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). As of June 28, 2024, the Company had drawn down only the first tranche of the Term C Loan. Borrower may pay the Success Fee in cash or in shares of common stock, at Borrower’s sole discretion. The right of Bank to receive the Success Fees and the obligation of the Borrower to pay the Success Fees hereunder shall terminate on the date that is the fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans. The termination date of this Letter is December 27, 2027.

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

Royalty Agreements

Pursuant to an agreement dated August 11, 2003, an existing investor agreed to make a $4 million equity investment in the Company. These amounts were received by the Company in 2003. In connection with this agreement the Company granted the investor a perpetual royalty of 3% on all gross revenues received by the Company from the sale of its CytoSorb device which such rights were assigned to an existing investor in 2017. For the three months ended June 30, 2024 and 2023, the Company recorded royalty expenses of approximately $264,000 and $240,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded royalty expenses of approximately $531,000 and $474,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On August 1, 2022, the Company entered into the Marketing Agreement with Fresenius, which expands the Company’s strategic partnership with Fresenius by establishing a multi-stage global collaboration to combat life-threatening diseases in critical care. The Marketing Agreement has an initial term of three years, with an automatic renewal for an additional two years at the end of such initial term, subject to earlier termination by either of the parties (the “Term”). To help support the increased marketing and promotional efforts of the expanded collaboration, the Company has agreed to subsidize a portion of the marketing costs through royalty payments to Fresenius. Initially, the Marketing Agreement provides for royalty payments equal to 0.9% of the Company’s net sales of CytoSorb products made during the Term (excluding net sales in the United States). This initial royalty rate was determined based on certain assumptions regarding the percentage of the Company’s sale of CytoSorb products that are used with the Fresenius critical care platforms in the intensive care unit outside of the United States but is subject to adjustment if the Company determines that the underlying assumptions have changed significantly. For the three and six months ended June 30, 2024 and 2023, the Company did not record any expense related to this agreement. The launch of this program is expected to occur in 2024.

License Agreement

In an agreement dated September 1, 2006, the Company entered into a license agreement which provides the Company the exclusive right to use its patented technology and proprietary know-how relating to adsorbent polymers for a period of 18 years. Under the terms of the agreement, the Company has agreed to pay license fees of 2.5% to 5% on the sale of certain of its products if and when those products are sold commercially for a term not greater than 18 years commencing with the first sale of such product. For the three months ended June 30, 2024 and 2023 per the terms of the license agreement, the Company recorded licensing expenses of approximately $352,000 and $320,000, respectively. For the six months ended June 30, 2024 and 2023 per the terms of the license agreement, the Company recorded licensing expenses of approximately $709,000 and $632,000, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Right-Of-Use Asset and Lease Liability

The Company’s consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The remaining lease payments include the renewal periods for both of the facilities in Germany and do not include the renewal periods for the United States facility. The discount rate used was the Company’s incremental borrowing rate, which is 9.8%, as the Company could not determine the rate implicit in the lease. As a result, the value of the right-of- use asset and related lease liability is as follows:

	June 30,	December 31,
	2024	2023
Right-of-use asset	$11,789,539	$12,058,896

Total lease liability	$13,092,792	$13,270,295
Less current portion	(412,067)	(373,636)
Lease liability, net of current portion	$12,680,725	$12,896,659

The maturities of the lease liabilities are as follows for the periods ending June 30:

2025	$1,676,044
2026	1,715,575
2027	1,756,193
2028	1,797,927
2029	1,840,810
Thereafter	14,487,274
Total lease payments	23,273,823
Present value discount	(10,181,031)
Total	$13,092,792

For the three months ended June 30, 2024 and 2023, operating cash flows paid in connection with operating leases amounted to approximately $566,000 and $466,000, respectively, and $1,137,000 and $1,099,000 ,respectively, for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term was years 11.9 and 12.7 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three and six months ended June 30, 2024 and 2023 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants, options and restricted stock awards representing approximately 20,266,000 and 11,904,000 incremental shares at June 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care (“ICU”) and cardiac surgery using blood purification via our proprietary polymer adsorption technology. We have a number of products commercialized and in development based on this technology platform. Our flagship product, CytoSorb®, is already commercialized, and is being used to reduce deadly uncontrolled inflammation and dangerous substances in hospitalized patients around the world, with the goal of preventing or treating multiple organ failure, bleeding, and other potentially fatal complications. Organ failure is the cause of nearly half of all deaths in the ICU, with little to improve clinical outcome. CytoSorb is approved in the European Union (“EU”) as an effective extracorporeal cytokine absorber, designed to reduce the “cytokine storm” or “cytokine release syndrome” that could otherwise cause massive inflammation, organ failure and death in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome due to cancer immunotherapy, and pancreatitis. These are conditions where the mortality is extremely high, yet few to no effective treatments exist. In May 2018, we received a label expansion for CytoSorb covering use of the device for the removal of bilirubin and myoglobin in the treatment of liver disease and trauma, respectively. In January 2020, we received CE-Mark label expansion for CytoSorb covering the use of the device for the removal of the anti-platelet agent, ticagrelor, in patients undergoing surgery requiring cardiopulmonary bypass. In April 2020, the FDA granted Breakthrough Device Designation to CytoSorb for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery. In April 2020, we announced that the FDA has granted EUA of CytoSorb for use in critically ill patients with COVID-19 infection and respiratory failure. In May 2020, we received a CE-Mark label expansion for CytoSorb for the removal of rivaroxaban during cardiothoracic surgery requiring cardiopulmonary bypass. In August 2021, the Company announced that it was granted a second Breakthrough Device Designation for its DrugSorb-ATR Antithrombotic Removal System by the FDA to remove the direct oral anticoagulants, rivaroxaban and apixaban. The Company has completed its pivotal randomized, controlled clinical trial in the U.S. and Canada, called the STAR-T trial, evaluating the use of DrugSorb-ATR during cardiothoracic surgery to prevent or reduce perioperative bleeding complications in pursuit of FDA and Health Canada marketing approval. We believe that the safety and efficacy results of the STAR-T trial will support regulatory submissions expected in the third quarter of 2024 for marketing approval by the FDA and Health Canada.

CytoSorb is used during and after cardiac surgery to remove inflammatory mediators, such as cytokines, activated complement, and free hemoglobin that can lead to post-operative complications such as acute kidney injury, lung injury, shock, and stroke. We believe CytoSorb has the potential to be used in many other inflammatory conditions, including the treatment of autoimmune disease flares, cytokine release syndrome in cancer immunotherapy, and other applications in cancer, such as cancer cachexia. CytoSorb has been used globally in more than 248,000 human treatments to date in critical illnesses and in cardiac surgery. CytoSorb has received CE-Mark label expansions for the removal of bilirubin (liver disease), myoglobin (trauma) and both ticagrelor and rivaroxaban during cardiothoracic surgery. CytoSorb has also received FDA Emergency Use Authorization in the United States for use in critically-ill COVID-19 patients with imminent or confirmed respiratory failure, in defined circumstances. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. CytoSorb has been used globally in more than 7,650 human treatments to date in COVID-19 patients. CytoSorb has also been granted FDA Breakthrough Designation for the removal of ticagrelor in a cardiopulmonary bypass circuit during emergent and urgent cardiothoracic surgery.

CytoSorb was also granted a second FDA Breakthrough Device designation for the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiothoracic surgery.

We are focusing on three key objectives that we believe are the key to driving sustainable, long-term growth:

•	Open the U.S. and Canadian markets by obtaining FDA and Health Canada marketing approval for DrugSorb™-ATR to reduce the perioperative bleeding risk caused by Brilinta® and in the future, potentially other blood thinning drugs, in patients undergoing cardiothoracic surgery (see Clinical Studies Update)
•	Grow core CytoSorb sales to profitability, driven by numerous internal initiatives (see Sales and Marketing Update)
•	Reduce cash burn and maintain tight control over expenses.

Our purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. The technology is protected by 22 issued U.S. patents and multiple international patents, with applications pending both in the U.S. and internationally. We have numerous other product candidates under development based upon this unique blood purification technology, including CytoSorb XL, K+ontrol, HemoDefend-RBC, HemoDefend-BGA, ContrastSorb, DrugSorb, DrugSorb-ATR and others.

Our proprietary polymer technologies form the basis of a broad technology portfolio. Some of our products and product candidates include:

•	CytoSorb — an extracorporeal hemoperfusion cartridge approved in the EU for cytokine, bilirubin, myoglobin, and antithrombotic drug removal, with the goal of reducing deadly inflammation and toxic substances that can cause serious complications such as bleeding, organ failure, and death.
•	DrugSorb-ATR — an investigational extracorporeal antithrombotic removal system based on the same polymer technology as CytoSorb that was evaluated in the U.S. and Canadian STAR-T pivotal randomized, controlled trial to reduce perioperative bleeding complications in patients undergoing cardiothoracic surgery while on the antithrombotic drug Brilinta®.
•	ECOS-300CY — an adsorption cartridge approved in the E.U. for use with ex vivo organ perfusion systems to remove cytokines and other inflammatory mediators in the organ perfusate, with the goal of maintaining or improving solid organ function prior to transplant and improving postoperative outcomes. In 2021, commercialization of PerSorb™ (a private label version of ECOS-300CY) and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.
•	CytoSorb XL — an intended next generation successor to CytoSorb currently in advanced pre-clinical testing designed to reduce a broad range of cytokines and inflammatory mediators, including lipopolysaccharide endotoxin, from blood.
•	VetResQ — a broad spectrum blood purification adsorber designed to help treat deadly inflammation and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, severe systemic inflammation, toxin-mediated diseases, pancreatitis, trauma, liver failure, and drug intoxication. VetResQ is being commercialized in the United States.
•	HemoDefend-RBC—a development-stage blood purification technology designed to remove non-infectious contaminants in blood transfusion products, with the goal of reducing transfusion reactions and improving the quality and safety of blood.
•	HemoDefend-BGA—a development-stage purification technology that can remove anti-A and anti-B antibodies from plasma and whole blood, to enable “universal plasma” and safer whole blood transfusions, respectively.
•	K+ontrol—a development-stage blood purification technology designed to reduce excessive levels of potassium in the blood that can be fatal in severe hyperkalemia.

•	ContrastSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove IV contrast from the blood of high-risk patients undergoing radiological imaging with contrast, or interventional radiology procedures such as cardiac catheterization and angioplasty. The goal of ContrastSorb is to prevent contrast-induced nephropathy.
•	DrugSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove toxic chemicals from the blood (e.g., drug overdose, high dose regional chemotherapy).
•	BetaSorb—a development-stage extracorporeal hemoperfusion cartridge designed to remove mid-molecular weight toxins, such as b2-microglobulin, that standard high-flux dialysis cannot remove effectively. The goal of BetaSorb is to improve the efficacy of dialysis or hemofiltration.

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, with the STAR-T study actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data and Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and reached the 2nd milestone of 67% enrollment in the spring of 2023, triggering another DSMB safety review, which found no safety concerns and recommended completion of the trial. The study completed enrollment in July of 2023 triggering the final DSMB safety review following database lock in December 2023, which also reported no safety concerns thereby meeting the primary safety endpoint of the study. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population. Patients undergoing CABG surgery represented more than 90% of the overall study population. The topline results of 140-patient, double-blinded, multicenter, pivotal STAR-T randomized, controlled trial were presented as a late breaking presentation at the 104th Annual Meeting of the American Association for Thoracic Surgery (AATS) held in Toronto, Canada on April 28, 2024. The Company believes the safety and effectiveness data from STAR-T will support the parallel regulatory submission of DrugSorb-ATR to the FDA and Health Canada estimated to be filed in the third quarter of 2024.

In October 2021, we also received FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The STAR-D study was postponed to allow the Company to concentrate its clinical focus on STAR-T activities and associated regulatory filings.

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Belgium and Sweden and is planned to expand to additional countries in 2024. Data outputs from the STAR Registry have already been reported at the EuroPCR 2023 conference in Paris in May 2023 and at the European Association of Cardiothoracic Surgery conference in Vienna in October 2023. The Registry has been enrolling well and reported an updated analysis on ticagrelor removal during CABG at the 2024 EuroPCR conference. An additional updated analysis on DOAC removal has been accepted for presentation at the upcoming 2024 EACTS conference. Interim analyses from the Registry were also published in May 2024 in the internationally recognized peer-review Journal of Thrombosis and Thrombolysis. Additional results from the STAR Registry will also be submitted for publication in major cardiovascular journals on a rolling basis as enrollment progresses.

In April 2020, we received FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The U.S. CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high survival rates (73%) compared with the international benchmark Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results on the first 52 critically ill patients from five U.S. ECMO centers were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC registry completed enrollment with 100 patients from five centers, and the final results mirror the high survival (74%) seen in the previous analysis and have been published in the peer reviewed journal Critical Care. The data further demonstrate that earlier intervention with CytoSorb and ECMO was associated with shorter need for mechanical ventilation, ECMO, and ICU stay. These results lend support to our concept of “enhanced lung rest,” where ECMO helps the lungs rest by oxygenating blood extracorporeally and reducing the need for mechanical ventilation that can cause ventilator-induced lung injury, while CytoSorb reduces the circulating inflammatory mediators that cause continued capillary leak syndrome in the lungs. Together, the goal of this dual-therapy strategy is to give the lungs a chance to recover and heal, a pre-requisite for weaning off of mechanical ventilation and ECMO.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is now currently enrolling. The speed of enrollment has been slower than anticipated, impacted by COVID-19 related institutional research staff shortages, decreased ICU bed capacity leading to fewer patients, and other factors.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, acute liver failure, and acute pancreatitis. The Registry is actively enrolling in Spain, Germany and Italy with plans to expand in more countries in 2024. The intent of the Registry is to report outcomes at international conferences and submit the results for publication on a rolling basis as enrollment progresses. The first analysis of the Registry on the results in the first 100 patients enrolled was presented at the ISICEM meeting in Brussels in March 2024 and will also be submitted to a peer reviewed journal for publication.

Sales and Marketing Update

The following are the key initiatives that we have been executing upon to drive product sales growth in the future.

Near-term growth drivers

•	Driving Greater Usage from a Strong Customer Base: We had a 31% increase in active customers (defined as customers who purchased the device in the last 9 months) since the start of the pandemic through June 30, 2024. We continue to educate and train centers on how best to use our therapy, highlighting new clinical data and applications. We believe this is a core strategy that will help to drive near-term growth.
•	New Therapy Divisions: We have established three distinct therapy divisions within our commercial operations including Critical Care, Cardiovascular, and Liver/Kidney/other to develop these markets internationally with the focus of leaders with area-specific medical and commercial expertise, who work closely with our sales teams to best serve the needs and interests of our customers. The increased therapy area focus has already yielded good international sales momentum in many different areas, such as the use of CytoSorb in endocarditis and antithrombotic drug removal in cardiac surgery, in the treatment of liver disease, and in other critical care applications such as sepsis. We believe this infrastructure will yield similar successes across a broad array of applications.
•	Strategic Partnerships: We have entered into a global marketing agreement with Fresenius Medical Care, the largest dialysis company in the world, where CytoSorb has become the “featured solution for cytokine, bilirubin, and myoglobin removal” on its critical care platform of machines worldwide, with the exception of the U.S. Together, we are working to

“Expand the Dimension of Blood Purification®” in hospitals and to promote and market our respective kidney and liver replacement therapies around the world.
•	New Exclusive Private Hospital Chain Partnerships: We are now the preferred supplier of hemoadsorption technology to the three largest private hospital chains in Germany, including Asklepios Kliniken GmbH, and the former hospitals of RHÖN-KLINIKUM AG. Many of these hospitals are already current customers and our agreements facilitate access and sales of CytoSorb to these and all other relevant institutions within these hospital networks.
•	Rise of Existing and New Applications: Among the many applications, we highlight:
o	Shock: Many studies have highlighted the ability of CytoSorb to remove inflammatory mediators and help to stabilize shock, a potentially fatal drop in blood pressure, in a wide range of patients. A recent 2019 meta-analysis, found that approximately 10% of ICU patients have septic shock at admission and 8% of patients admitted to the ICU have septic shock at some point in their hospital stay, with a high mortality of 38%. CytoSorb is being used around the world as a treatment of shock and we are conducting the PROCYSS RCT to formally evaluate CytoSorb as a treatment of this common and major unmet medical need.
o	Liver disease: In the treatment of acute liver disease, CytoSorb outperforms the market leading MARS® platform (Baxter) in the ex vivo removal of many liver toxins, but has the added benefit of removing cytokines and inflammatory mediators, while being much easier to use. In real-world practice, CytoSorb has replaced MARS at many accounts.
o	Lung Injury: Our U.S. CTC registry publication in Critical Care highlights the high survival of critically ill COVID-19 patients with acute respiratory distress syndrome (ARDS) treated with CytoSorb and ECMO under FDA Emergency Use Authorization. We believe these data demonstrate a therapeutic strategy of “enhanced lung rest” using the combined therapies that can be extrapolated to the treatment of ARDS in non-COVID patients, a very large market.

Longer-term growth drivers

•	Stand-alone blood pump strategy: There are many applications where a simple, low-cost hemoperfusion pump is adequate to implement our CytoSorb blood purification technology, without the complexity of a large dialysis or continuous renal replacement therapy (CRRT) machine, without the need for a dialysis technician, and where patients do not need to have failed kidneys. This would greatly simplify treatment with CytoSorb in the ICU - potentially enabling its more ubiquitous and earlier use on more patients while opening the door for more new applications in the emergency room, surgery suites, and elsewhere, in what we call the “hospital-wide” application. In June 2024, the Company announced the launch and immediate availability of its PuriFi™ hemoperfusion machine in the EU, following approval and certification under the EU Medical Device Regulation (MDR). The combination of CytoSorb with the PuriFi pump is expected to be an excellent combination treatment and a potentially game-changing new business model going forward.
•	Expansion of direct sales territories: Although opening new countries with a direct sales force requires time, cost, and effort, it also allows us to directly lead the effort, drive results, and benefit from more profitable sales. With the announcement of expansion of direct sales into the U.K., Ireland and France, we now sell direct in three of the E.U.’s Big 5 Economies - Germany, France and the U.K. - and a total of 15 countries direct overall, while working with distributors or partners in 60 other countries, including the other two Big 5 Economies: Italy, and Spain.
•	Investment in important clinical studies in shock, liver failure, cardiac surgery, ATR, etc.: We are committed to funding Company-sponsored studies in key areas that we believe will drive international adoption and usage, with the goal of becoming a standard of care for those applications.

•	New Products: Over the past couple of years, there has been increasing momentum around two additional marketed products, ECOS-300CY for ex vivo organ perfusion (EVOP) in solid organ transplant under the EU CE mark, and VetResQ in the U.S. for the treatment of companion animals. In particular, prominent research in the field of heart, lung and liver organ transplant highlight the benefits of our technology in controlling inflammation and improving organ function during EVOP.

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

The use of CytoSorb has not been approved in the U.S. by the FDA. However, under certain circumstances, investigational medical devices that have not yet been FDA-approved may be made available for emergency use in the U.S. under the FDA’s Expanded Access Program (“EAP”). On April 13, 2020, we announced that the FDA, in a different program than the EAP, granted U.S. Emergency Use Authorization (EUA) of CytoSorb for use in adult critically ill COVID-19 patients. Under the EUA, CytoSorbents was able to make CytoSorb available, through commercial sales, to all hospitals in the U.S. for use in patients, 18 years of age or older, with COVID-19 infection who are admitted to the intensive care unit with confirmed or imminent respiratory failure as a way to help treat acute lung injury or ARDS, severe disease, or life-threatening illness resulting in respiratory failure, septic shock, and/or multiple organ dysfunction or failure. The CytoSorb device has been authorized by FDA under an EUA. It has neither been cleared nor approved for the indication to treat patients with COVID-19 infection. The EUA will be effective until a declaration is made that the circumstances justifying the EUA have terminated or until revoked by the FDA. With the advent of vaccines, anti-viral therapies, and natural immunity, the numbers of critically ill COVID patients and the severity of illness has dropped dramatically. We currently anticipate little to no COVID-19 related CytoSorb sales, though this could change depending on the circulating strains of coronavirus.

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

Research and Development Update

Our research and development work levels have returned back to pre-pandemic levels. As of June 30, 2024, the revenue remaining to be earned on open grant contracts is $3.9 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $15.8 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date.

Impact of Inflation and Other Issues:

The current high inflationary environment has impacted us in various ways. Due to the current competitive labor market and high inflation, our labor costs have risen significantly in order to attract and retain qualified employees throughout our organization. In addition, we have experienced raw material price increases primarily related to the oil-based chemicals used in the polymer manufacturing process as well additional requests for higher fuel surcharges from most suppliers. Rising energy costs, including electricity and fossil fuels, have also made it more expensive to support our operations, manufacturing, and commercial activities. We have also experienced increases in our transportation costs; however, we have been able to substantially mitigate these cost increases by implementing bulk shipping methods. In addition, we have been able to mitigate most supply chain issues that existed during the COVID-19 pandemic by ordering larger quantities of inventory as they were available. Inflationary pressures may continue to impact our product gross margins in the future.

Comparison for the three months ended June 30, 2024 and 2023:

Revenues:

Revenue from product sales was approximately $8,842,000 in the three months ended June 30, 2024, as compared to approximately $8,072,000 in the three months ended June 30, 2023, an increase of approximately $770,000, or 10%. Distributor sales increased approximately $965,000, or 28%. Direct sales decreased approximately $196,000, or 4%. In addition, as a result of the decrease in the average exchange rate of the Euro to the U.S. dollar, 2024 product sales were negatively impacted by approximately $104,000. For the three months ended June 30, 2024, the average exchange rate of the Euro to the U.S. dollar was $1.08 as compared to an average exchange rate of $1.09 for the three months ended June 30, 2023.

Grant income was approximately $1,053,000 for the three months ended June 30, 2024 as compared to approximately $1,348,000 for the three months ended June 30, 2023, a decrease of approximately $295,000, or 22%. This decrease was due to the completion of several grants during 2023.

Total revenues were approximately $9,895,000 for the three months ended June 30, 2024, as compared to total revenues of approximately $9,421,000 for the three months ended June 30, 2023, an increase of approximately $474,000, or 5%.

Cost of Revenues:

For the three months ended June 30, 2024 and 2023, cost of revenue was approximately $3,392,000 and $3,402,000, respectively, a decrease of approximately $10,000. Product cost of revenue was approximately $2,411,000 and $2,093,000, respectively, for the three months ended June 30, 2024 and 2023, an increase of approximately $318,000 due to increases in sales in 2024. Gross margins on devices and device accessories were approximately 75% for the three months ended June 30, 2024 as compared to approximately 74% for the three months ended June 30, 2023. This increase was due to the achievement of greater operating efficiencies in 2024, which was partially offset by an increase in the percentage of lower margin distributor sales to total sales during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Research and Development Expenses:

For the three months ended June 30, 2024, research and development expenses were approximately $1,520,000, as compared to research and development expenses of approximately $3,669,000 for the three months ended June 30, 2023, a decrease of approximately $2,149,000. This decrease was due to a decrease in our clinical trial activities of approximately $1,842,000 related to the completion of the STAR-T clinical trial in December 2023. The three months ended June 30, 2023 included $70,000 of non-recurring start-up costs associated with our new facility which were not incurred in the three months ended June 30, 2024. Cost savings measures resulted in decreased research and development salaries of approximately $170,000, and decreased consulting and other spending of approximately $67,000 in the second quarter of 2024.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $821,000 for the three months ended June 30, 2024, as compared to approximately $1,185,000 for the three months ended June 30, 2023, a decrease of approximately $364,000. This decrease was due to a decrease in legal fees of approximately $314,000 due to the settlement of a legal matter in 2023, a decrease in employment agency fees of approximately $121,000 and a decrease in accounting fees of approximately $43,000. These decreases were offset by an increase in consulting fees of approximately $114,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $7,581,000 for the three months ended June 30, 2024, as compared to approximately $7,724,000 for the three months ending June 30, 2023, a decrease of approximately $143,000. This decrease was due to a decrease in salaries, commissions, and related costs of approximately $543,000, a decrease in selling and distribution costs of approximately $468,000, a decrease in fees, licenses and permits of approximately $50,000, a decrease in commercial insurance of approximately $32,000, and a decrease in travel and entertainment expenses of approximately $20,000. These decreases were offset by increased non-cash stock compensation expense of approximately $623,000, a reduction in grant spending reduced the overhead absorption benefit to selling, general and administrative expense by approximately $136,000, an increase in network maintenance costs of approximately $81,000, an increase in transfer agent fees of approximately $49,000, an increase in royalty expense of approximately $46,000, and an increase in other general and administrative expenses of approximately $65,000.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended June 30, 2024, the loss on foreign currency transactions was approximately $544,000 as compared to a gain of approximately $415,000 for the three months ended June 30, 2023. The 2024 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2024 as compared to March 31, 2024. The spot exchange rate of the Euro to the U.S. dollar was $1.07 per Euro at June 30, 2024, as compared to $1.08 per Euro at March 31, 2024. The 2023 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at June 30, 2023 as compared to March 31, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro at June 30, 2023, as compared to $1.08 per Euro at March 31, 2023.

Comparison for the six months ended June 30, 2023 and 2022:

Revenues:

Revenue from product sales was approximately $17,831,000 for the six months ended June 30, 2024, as compared to approximately $15,982,000 for the six months ended June 30, 2023, an increase of approximately $1,849,000, or 12%. Distributor sales increased by approximately $1,579,000, or 24%. Overall direct sales increased by approximately $270,000, or 3%. The change in the exchange rate of the Euro to U.S. dollar did not have a significant impact on product sales during the six months ended June 30, 2024.

Grant income was approximately $1,850,000 for the six months ended June 30, 2024 as compared to approximately $2,888,000 for the six months ended June 30, 2023, a decrease of approximately $1,038,000 or 36%. This decrease was due to the completion of several grants during 2023.

Total revenues were approximately $19,681,000 for the six months ended June 30, 2024, as compared to total revenues of approximately $18,870,000 for the six months ended June 30, 2023, an increase of approximately $811,000, or 4%.

Cost of Revenues:

For the six months ended June 30, 2024 and 2023, cost of revenue was approximately $6,607,000 and $7,396,000, respectively, a decrease of approximately $789,000, primarily due to a reduction in the cost of revenue related to the Company’s grant related activities. Product cost of revenue was approximately $4,759,000 and $4,624,000, respectively, for the six months ended June 30, 2024 and 2023, an increase of approximately $135,000. Gross margins on devices and device accessories were approximately 74% for the six months ended June 30, 2024 compared to approximately 71% for the six months ended June 30, 2023. The increase in product gross margin is due primarily to greater efficiencies now being realized at our new manufacturing facility in Princeton, New Jersey.

Research and Development Expenses:

For the six months ended June 30, 2024, research and development expenses were approximately $3,768,000 as compared to research and development expenses of approximately $7,883,000 for the six months ended June 30, 2023, a decrease of approximately $4,115,000. This decrease was due to a decrease in costs associated with our clinical trial activities of approximately $2,753,000 related to the completion of the STAR-T clinical trial in December 2023. The six months ending June 30, 2023 included $919,000 of non-recurring start-up costs associated with our new facility which were not incurred in the six months ending June 30, 2024. Cost savings measures resulted in decreased research and development salaries of approximately $297,000, and decreased other spending of approximately $146,000 in 2024.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $1,501,000 for the six months ended June 30, 2024, as compared to approximately $1,854,000 for the six months ended June 30, 2023. The decrease of approximately $353,000 was due to a decrease in legal fees of approximately $285,000 and a decrease in employment agency fees of approximately $178,000. These decreases were offset by an increase in consulting fees of approximately $108,000 and an increase in accounting and auditing fees of approximately $2,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $16,148,000 for the six months ended June 30, 2024, as compared to $16,187,000 for the six months ended June 30, 2023, a decrease of approximately $39,000. This decrease was due to a decrease in salaries, commissions and related costs of approximately $721,000, a decrease in advertising costs of approximately $192,000, a decrease in non-recurring facility start-up costs of approximately $176,000, a decrease in occupancy costs of approximately $140,000 and a decrease in other general and administrative expenses of $17,000. These decreases were offset by an increase in non-cash stock compensation expense of approximately $467,000, a reduction in grant spending reduced the overhead absorption benefit to selling, general and administrative expense by approximately $350,000, an increase in royalty expense of approximately $134,000, an increase in travel and entertainment expenses of approximately $112,000, an increase in network maintenance costs of approximately $95,000 and an increase in transfer agent fees of approximately $49,000.

Gain (Loss) on Foreign Currency Transactions:

For the six months ended June 30, 2024, the loss on foreign currency transactions was approximately $1,970,000 as compared to a gain of approximately $1,076,000 for the six months ended June 30, 2023. The 2024 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2024 as compared to December 31, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.07 per Euro as of June 30, 2024, as compared to $1.11 per Euro at December 31, 2023. The 2023 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2023 as compared to December 31, 2022. The spot exchange rate of the Euro to the U.S. dollar was $1.09 per Euro as of June 30, 2023, as compared to $1.07 per Euro at December 31, 2022.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of June 30, 2024, we had an accumulated deficit of approximately $293,006,000, which included losses of approximately $10,501,000 and $13,479,000 for the six-month periods ended June 30, 2024 and 2023, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of June 30, 2024, we had current assets of approximately $21,955,000 and current liabilities of approximately $10,336,000. As of June 30, 2024, $25 million of our total shelf amount was allocated to our ATM facility, of which approximately $20.3 million is still available. During the six months ended June 30, 2024, the Company sold 53,290 shares pursuant to the Sale Agreement, at an average selling price of $1.03 per share, generating net proceeds of approximately $53,200.

In June of 2024, we closed on a $20 million term-loan facility with Avenue Capital Group which provided an initial tranche of $15 million at the closing of which $10 million was immediately available at closing and $5 million constitutes restricted cash subject to release to the Company prior to March 31, 2025, provided certain conditions are met. Another tranche of $5 million may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application. Concurrently with the closing of the first tranche, the Company paid off our existing debt with Bridge Bank.

In March of 2024, we received approximately $880,000 in cash from the approved sale of our net operating losses and research and development credits from the State of New Jersey.

We are also managing our resources proactively, continuing to invest in key areas such as our planned regulatory submission of DrugSorb-ATR to U.S. FDA and Health Canada. We have also instituted and continue to maintain tight control over expenditures.

As of June 30, 2024 we have approximately $14.9 million in cash, including approximately $8.4 million and $6.5 million in unrestricted and restricted cash, respectively. With our cost cutting efforts, we believe this is sufficient to fund the Company’s operations into the second quarter of 2025. The Company continues to pursue additional milestones related to its recently announced Avenue debt facility that would increase its unrestricted cash position by up to $10 million. If these milestones are not achieved, we will need to raise additional capital to support our ongoing operations in the future. Meanwhile the Company continues to evaluate other traditional and alternative sources of capital, including additional less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

Additionally, COVID slowed our ability to generate clinical data to support our sales and marketing efforts. Currently, we are seeing an easing of the of the negative impacts of COVID-19. In 2024, we have generally good access to hospitals and physicians which should positively impact our product sales in the future. The lessened impact of COVID-19 has also had a positive impact on patient enrollment of our clinical studies.

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

Going Concern

As of June 30, 2024, the Company’s cash, cash equivalents and restricted cash balances were approximately $14.9 million, including approximately $8.4 million in cash and cash equivalents and approximately $6.5 million in restricted cash, the unrestricted portion of which is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to pursue additional milestones related to its recently announced Avenue debt facility that would increase its unrestricted cash position by up to $10 million. If these milestones are not achieved, we will need to raise additional capital to support our ongoing operations in the future. Meanwhile the Company continues to evaluate other traditional and alternative sources of capital, including additional less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

No change in our internal control over financial reporting occurred during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

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

CYTOSORBENTS CORPORATION

Dated: August 13, 2024	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Kathleen P. Bloch
Name: Kathleen P. Bloch, CPA
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)