Form 10-Q
period 2024-09-30
Cytosorbents Corp
filed 2024-11-07
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, there were 54,679,569 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	December 31,
	(Unaudited)	2023

ASSETS
Current Assets:
Cash and cash equivalents	$5,685,328	$14,131,137
Grants and accounts receivable, net of allowance of $160,246 as of September 30, 2024 and $49,663 at December 31, 2023	6,632,590	6,057,072
Inventories	3,247,756	3,680,129
Prepaid expenses and other current assets	1,031,694	1,834,485
Total current assets	16,597,368	25,702,823

Property and equipment, net	9,269,899	10,056,354
Restricted cash	6,483,958	1,483,958
Right-of-use assets	11,651,563	12,058,896
Other assets	3,801,223	3,958,603
Total Assets	$47,804,011	$53,260,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,338,143	$3,802,170
Current maturities of long-term debt	—	2,500,000
Lease liability – current portion	431,997	373,636
Accrued expenses and other current liabilities	5,660,051	7,870,149
Total current liabilities	8,430,191	14,545,955
Lease liability, net of current portion	12,568,745	12,896,659
Long-term debt	13,805,985	2,542,857
Total Liabilities	34,804,921	29,985,471

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 54,500,613 and 54,240,265 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	54,498	54,240
Additional paid-in capital	308,441,887	305,196,874
Accumulated other comprehensive income (loss)	(156,925)	529,321
Accumulated deficit	(295,340,370)	(282,505,272)
Total Stockholders’ Equity	12,999,090	23,275,163
Total Liabilities and Stockholders’ Equity	$47,804,011	$53,260,634

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
CytoSorb sales	$8,586,274	$7,709,085	$26,381,455	$23,681,183
Other product sales	26,521	44,931	62,649	55,285
Total product sales	8,612,795	7,754,016	26,444,104	23,736,468
Grant income	777,593	1,056,831	2,627,212	3,944,696
Total revenue	9,390,388	8,810,847	29,071,316	27,681,164
Cost of revenue	4,108,773	3,203,981	10,716,394	10,600,421
Gross profit	5,281,615	5,606,866	18,354,922	17,080,743

Other expenses:
Research and development	1,851,230	3,749,197	5,619,040	11,632,416
Legal, financial and other consulting	823,914	1,103,475	2,325,351	2,957,738
Selling, general and administrative	7,002,718	8,104,392	23,151,118	24,358,417
Total expenses	9,677,862	12,957,064	31,095,509	38,948,571
Loss from operations	(4,396,247)	(7,350,198)	(12,740,587)	(21,867,828)

Other income (expense):
Interest expense, net	(588,153)	(33,670)	(774,903)	(105,662)
Gain (loss) on foreign currency transactions	2,650,309	(1,809,652)	680,392	(733,997)
Miscellaneous income	—	—	—	35,000
Total other income (expense), net	2,062,156	(1,843,322)	(94,511)	(804,659)

Loss before benefit from income taxes	(2,334,091)	(9,193,520)	(12,835,098)	(22,672,487)

Benefit from income taxes	—	—	—	—

Net loss attributable to common stockholders	$(2,334,091)	$(9,193,520)	$(12,835,098)	$(22,672,487)

Basic and diluted net loss per common share	$(0.04)	$(0.21)	$(0.24)	$(0.52)

Weighted average number of shares of common stock outstanding	54,453,006	44,373,969	54,340,583	44,024,483

Net loss	$(2,334,091)	$(9,193,520)	$(12,835,098)	$(22,672,487)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,330,743)	1,655,674	(686,246)	654,792
Comprehensive loss	$(4,664,834)	$(7,537,846)	$(13,521,344)	$(22,017,695)

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2024 and 2023 (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2024	54,306,415	$54,306	$307,514,758	$2,173,818	$(293,006,279)	$16,736,603
Stock-based compensation - employees, consultants and directors	—	—	781,881	—	—	781,881
Other comprehensive loss: foreign translation adjustment	—	—	—	(2,330,743)	—	(2,330,743)
ATM activation fees	—	—	(41,444)	—	—	(41,444)
Issuance of restricted stock units	194,198	192	186,692	—	—	186,884
Net loss	—	—	—	—	(2,334,091)	(2,334,091)
Balance at September 30, 2024	54,500,613	$54,498	$308,441,887	$(156,925)	$(295,340,370)	$12,999,090

Balance at December 31, 2023	54,240,265	$54,240	$305,196,874	$529,321	$(282,505,272)	$23,275,163
Stock-based compensation - employees, consultants and directors	—	—	2,344,671	—	—	2,344,671
Other comprehensive loss: foreign translation adjustment	—	—	—	(686,246)	—	(686,246)
Issuance of common stock offerings, net of fees	53,290	53	11,741	—	—	11,794
Warrants issued in connection with long-term debt	—	—	690,709	—	—	690,709
Issuance of restricted stock units	207,058	205	197,892	—	—	198,097
Net loss	—	—	—	—	(12,835,098)	(12,835,098)
Balance at September 30, 2024	54,500,613	$54,498	$308,441,887	$(156,925)	$(295,340,370)	$12,999,090

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2023	44,193,696	$44,193	$290,199,035	$1,328,313	$(267,476,845)	$24,094,696
Stock-based compensation - employees, consultants and directors	—	—	1,086,163	—	—	1,086,163
Other comprehensive loss: foreign translation adjustment	—	—	—	1,655,674	—	1,655,674
Issuance of common stock offerings, net of fees	162,078	162	632,232	—	—	632,394
Proceeds from exercise of stock options for cash	7,962	9	15,920	—	—	15,929
Issuance of restricted stock units	74,773	75	220,211	—	—	220,286
Net loss	—	—	—	—	(9,193,520)	(9,193,520)
Balance at September 30, 2023	44,438,509	$44,439	$292,153,561	$2,983,987	$(276,670,365)	$18,511,622

Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973
Stock-based compensation - employees, consultants and directors	—	—	2,486,679	—	—	2,486,679
Other comprehensive income: foreign translation adjustment	—	—	—	654,792	—	654,792
Issuance of common stock offerings, net of fees	590,348	591	2,106,528	—	—	2,107,119
Proceeds from exercise of stock options for cash	82,355	83	213,224	—	—	213,307
Issuance of restricted stock units	130,091	130	403,811	—	—	403,941
Legal/audit fees related to ATM offering	—	—	(56,702)	—	—	(56,702)
Net loss	—	—	—	—	(22,672,487)	(22,672,487)
Balance at September 30, 2023	44,438,509	$44,439	$292,153,561	$2,983,987	$(276,670,365)	$18,511,622

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,835,098)	$(22,672,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	111,422	32,143
Amortization of debt discount	132,351	—
Amortization of loan costs	58,014	—
Non-cash compensation	(96,268)	160,999
Depreciation and amortization	1,180,717	1,067,797
Amortization of right-of-use asset	137,780	166,321
Write off of patent cost	313,414	475,621
Bad debt expense	107,272	14,459
Stock-based compensation	2,344,671	2,486,679
Foreign currency translation (gain) loss	(680,392)	733,997
Changes in operating assets and liabilities:
Grants and accounts receivable	(628,510)	(603,286)
Inventories	429,004	471,822
Prepaid expenses and other current assets	504,530	1,370,510
Other assets	1,135	—
Accounts payable and accrued expenses	(3,165,684)	1,047,700
Net cash used in operating activities	(12,085,642)	(15,247,725)

Cash flows from investing activities:
Purchases of property and equipment	(215,158)	(442,618)
Payments for patent costs	(330,079)	(357,696)
Net cash used in investing activities	(545,237)	(800,314)
Cash flows from financing activities:
Proceeds from long-term debt	15,000,000	—
Repayment of long-term debt	(5,000,000)	—
Payment of final fee	(150,000)	—
Payment of loan costs	(697,950)	—
Equity contributions - net of fees incurred	11,794	2,050,417
Proceeds from exercise of stock options	—	213,307
Net cash provided by financing activities	9,163,844	2,263,724
Effect of exchange rates on cash	21,226	(1,205)
Net change in cash, cash equivalents and restricted cash	(3,445,809)	(13,785,520)

Cash, cash equivalents and restricted cash - beginning of period	15,615,095	23,832,026
Cash, cash equivalents and restricted cash - end of period	$12,169,286	$10,046,506

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$771,875	$275,575

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with long-term debt	$690,709	$—
Issuance of restricted stock units	$198,097	$403,941

See accompanying notes to condensed consolidated financial statements.

CytoSorbents Corporation

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

September 30, 2024

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results for the three and nine months ended September 30, 2024 and 2023, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of September 30, 2024, the Company’s cash, cash equivalents and restricted cash balances were approximately $12.2 million, including approximately $5.7 million in cash and cash equivalents and approximately $6.5 million in restricted cash, of which the unrestricted portion is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to pursue additional milestones related to its recently announced Avenue Capital Group debt facility that would increase its unrestricted cash position by up to $10 million. If these milestones are not achieved, the Company will need to raise additional capital to support our ongoing operations in the future. Meanwhile the Company continues to evaluate other traditional and alternative sources of capital, including additional less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please see Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10 - K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on March 14, 2024, for a description of all significant accounting policies.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar the foreign currency financial statements of the European subsidiary, for which the United States of America dollar is the functional currency, are included in operations. The Euro is the functional currency of the European Subsidiary. Foreign currency transaction gain (loss) included in net loss amounted to approximately $2,650,000 and $(1,810,000) for the three months ended September 30, 2024 and 2023, respectively. Foreign currency transaction gain (loss) included in net loss amounted to approximately $680,000 and $(734,000) for the nine months ended September 30, 2024 and 2023, respectively. The Company translates assets and liabilities of all of its foreign subsidiaries at the exchange rate in effect at the condensed consolidated balance sheet date. The Company translates revenue and expenses at the daily average exchange rates. The Company includes accumulated net translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$5,685,328	$14,131,137
Restricted cash	6,483,958	1,483,958
Total cash, cash equivalents and restricted cash	$12,169,286	$15,615,095

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they are recognized as an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the consolidated financial statements as a whole for the three and nine months ended September 30, 2024 and 2023.

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

Inventories

Inventories are valued at the lower of cost or net realizable value under the first in, first out (FIFO) method. At September 30, 2024 and December 31, 2023, the Company’s inventory was comprised of finished goods, which amounted to $1,430,325 and $2,155,457, respectively; work in process, which amounted to $1,049,319 and $838,871, respectively; and raw materials, which amounted to $768,112 and $685,801, respectively. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses.

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the three months ended September 30, 2024 and 2023, the Company recorded impairment charges of approximately $64,000 and $183,000, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recorded impairment charges of approximately $313,000 and $476,000, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

Income Taxes

The Company has not recorded income tax expense or income tax benefit for the three and nine months ended September 30, 2024, and 2023 due to the generation of net operating losses, the benefits of which have been fully reserved.

Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. A full valuation allowance has been established on the deferred tax asset as it is more likely than not that a future tax benefit will not be realized. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits at September 30, 2024. The Company is accounting for an uncertain tax position of approximately $2.1 million for the year ended December 31, 2023. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of September 30, 2024, two distributors accounted for approximately 31% of outstanding grants and accounts receivable. As of December 31, 2023, one distributor accounted for approximately 19% of outstanding grants and accounts receivable. For the three months ended September 30, 2024 and 2023, no distributor or direct customers accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2024 and 2023, one distributor accounted for approximately 10% for each period, of the Company’s total revenue.

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

The warrants issued upon the closing of the Company’s December 13, 2023 offering and the closing of the Company’s June 2024 debt financing both met the criteria for equity classification under ASC 815. Accordingly, these warrants have been classified as equity as of September 30, 2024 and December 31, 2023.

Shipping and Handling Costs

The cost of shipping product to customers and distributors is typically borne by the customer or distributor. The Company records other shipping and handling costs in cost of revenue. Total freight costs amounted to approximately $89,000 and $140,000, respectively, for the three months ended September 30, 2024 and 2023, and $267,000 and $341,000, respectively, for the nine months ended September 30, 2024 and 2023.

Effect of Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2020-06 on January 1, 2024. This did not have a material impact on the Company’s consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), “Improvements to Reportable Segment Disclosures”. The guidance primarily will require enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, “Segment Reporting” are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A retrospective approach is required to be applied to all prior periods presented in the financial statements. The Company plans to adopt the provisions of ASU 2023-07 in the first quarter of fiscal 2025 and continues to evaluate the disclosure requirements related to the new standard.

On April 3, 2024, the Financial Accounting Standards Board (the "FASB") began a project related to the accounting and reporting of government grants. The FASB has decided to pursue an International Accounting Standards ("IAS") 20 accounting model. Under IAS 20, a grant relating to income may be reported separately as 'other income' or deducted from the related expense. The FASB expects to issue and exposure draft of a proposed ASU in the fourth quarter of 2024. The company is evaluating its accounting and reporting policy for government grants relative to this project and the requirements of IAS 20.

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

Shelf Registration

On July 14, 2021, the Company filed a registration statement on Form S-3 with the SEC, which was amended on July 20, 2021 and declared effective by the SEC on July 27, 2021 (as amended, the “2021 Shelf”). The 2021 Shelf enables the Company to offer and sell, in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million and expires after three years. On July 26, 2024, the Company filed a registration statement on Form S-3 with the SEC (the “2024 Shelf”), which enables the Company to offer and sell in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. On September 26, 2024, the Company filed Amendment No. 1 to the Form S-3 with the SEC. The 2024 Shelf was declared effective by the SEC on September 30, 2024. Because the Company’s market capitalization is less than $75 million, it will be subject to baby shelf rules which limit the amount of securities sales the Company can make to one-third of its public market float over a 12-month period.

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. However, as a result of limitations related to our market capitalization discussed above, the Company may offer and sell shares of the Company's common stock having an aggregate offering price of up to approximately $19,700,000 from time to time through the Agent. If the Company's public float increases above $75,000,000, the Company may sell additional amounts under the Sales Agreement. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement will be issued and sold pursuant to the Company’s 2024 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

Subject to the terms of the Sales Agreement, the Agent is required to use its commercially reasonable efforts consistent with their normal sales and trading practices to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock sold thereunder, if any. There were no sales under the Sale Agreement during the year ended December 31, 2022. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000. In addition, during the year ended December 31, 2023, the Company paid approximately $61,000 in expenses related to the Sale Agreement. During the nine months ended September 30, 2024, the Company sold 53,290 shares pursuant to the Sales Agreement at an average selling price of $1.03 per share, generating net proceeds of approximately $53,000. In addition, the Company incurred ATM activation fees of approximately $41,000 during the three and nine months ended September 30, 2024.

Stock-Based Compensation

Total share-based employee, director, and consultant compensation amounted to approximately $782,000 and $2,345,000 for the three and nine months ended September 30, 2024, respectively, and approximately $1,086,000 and $2,487,000 for the three and nine months ended September 30, 2023, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss under cost of revenue and selling, general, and administrative expenses.

The summary of the stock option activity for the nine months ended September 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2023	10,548,174	$4.49	7.01
Granted	3,687,366	$0.96	—
Forfeited	(1,018,794)	$2.69	—
Expired	(706,609)	$5.40	—
Exercised	—	$—	—
Outstanding, September 30, 2024	12,510,137	$3.54	7.06

The fair value of each stock option was estimated using the Black Scholes pricing model, which takes into account as of the grant date the exercise price (ranging from $0.84 to $1.08 per share) and expected life of the stock option (6 years), the current price of the underlying stock and its expected volatility (77.8%), expected dividends (0)% on the stock and the risk free interest rate (ranging from 3.60% to 4.65%) for the expected term of the stock option.

The intrinsic value is calculated as the difference between the market value of the shares as of September 30, 2024 of $1.50 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	September 30,	Exercise	Remaining	Intrinsic
Price	2024	Price	Life (Years)	Value
$0.84 - $13.20	12,510,137	$3.54	7.06	$1,892,822

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
September 30,	Exercise	Intrinsic
2024	Price	Value
6,164,466	$5.48	$33,555

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2023	5,205,736	$1.89
Granted	3,687,366	$0.67
Forfeited	(1,018,794)	$1.81
Vested	(1,528,637)	$2.30
Non-vested, September 30, 2024	6,345,671	$1.08

As of September 30, 2024, the Company had approximately $3,540,000 of total unrecognized compensation cost related to stock options which will be amortized over approximately 35 months.

On March 29, 2024, the Company granted options to purchase 380,480 shares of common stock to certain executive officers and certain other non-executive officer employees related to the Company’s salary reduction for stock options program. These options will vest in full on January 31, 2025. The grant date fair value of these unvested options amounted to approximately $249,000.

On April 2, 2024, the Company granted options to purchase 1,214,400 shares of common stock to the Company’s employees which will be awarded based upon each employee’s 2024 individual performance evaluation. Once awarded, these options will vest one half on the first anniversary of the grant date, one quarter on the second anniversary of the grant date, and one quarter on the third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $830,000.

On April 2, 2024, the Company granted options to purchase 922,147 shares of common stock to certain of the Company’s employees. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $594,000.

On April 2, 2024, the Company granted options to purchase 110,000 shares of common stock to members of the Company’s Board of Directors. These options will vest in full on the first anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $71,000.

On April 2, 2024, the Company granted options to purchase 556,000 shares of common stock to certain senior managers of the Company. These options will vest one half on the first anniversary of the grant date, one quarter on second anniversary of the grant date, and one quarter on third anniversary of the grant date. The grant date fair value of these unvested options amounted to approximately $380,000.

On April 8, 2024, the Company granted options to purchase 131,339 shares of common stock employees related to the Company’s salary reduction for stock options program. The grant date fair value of these unvested options amounted to approximately $85,000. These options will vest in full on January 31, 2025.

On August 14, 2024, the Company granted, in connection with the appointment of its new Chief Financial Officer, options to purchase 80,000 shares of common stock which will vest as follows: 41,000 options upon the six - month anniversary of the date of grant and 13,000 options upon each of the first, second and third anniversaries of the date of grant. The Company also granted options to purchase 215,000 shares of common stock that will vest only upon the achievement of certain milestones pursuant to the terms of the Company's existing 2022 - 2025 performance pool in place for the Company's management team.

During the nine months ended September 30, 2024, 78,000 options were awarded to newly hired employees or to consultants in connection with their employment or consulting agreements.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan, as amended.

The following table is a summary of these restricted stock units:

	Restricted Stock Units
	Board of	Executive	Other
	Directors	Management	Employees	Total	Intrinsic Value
December 31, 2023	346,500	779,500	1,697,500	2,823,500	$3,134,085
Granted	—	175,000	156,250	331,250
Forfeited	—	—	(330,750)	(330,750)
September 30, 2024	346,500	954,500	1,523,000	2,824,000	$4,236,000

Due to the uncertainty over whether these restricted stock units will vest, which only happens upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

Other Awards of Restricted Stock Units:

On August 10, 2022, certain named executive officers and senior managers were granted 288,500 restricted stock units. These awards were valued at approximately $563,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested (or will vest) one-third on the date of the grant, one-third on the first anniversary of the date of the grant, and one-third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge (income) of approximately $(67,000) and $27,000, and $106,000 and $214,000, respectively, related to these restricted stock unit awards.

On July 7, 2023, certain named executive officers and senior managers were granted 250,000 restricted stock units. These awards were valued at approximately $883,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and will vest two-thirds on the first anniversary of date of the grant, and one-third on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge (income) of approximately $(234,000) and $(13,000) and $102,000 and $0, respectively, related to these restricted stock unit awards.

On September 18, 2023, a former named executive officer was granted 45,000 restricted stock units. This award was valued at approximately $89,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant. These restricted stock units vested (will vest) as follows: 25,000 on the date of the grant, 10,000 on the first anniversary of the date of the grant and 10,000 on the second anniversary of the date of the grant. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge (income) of approximately $(1,000) and $9,000 and $50,000 and $0, respectively, related to these restricted stock unit awards.

On April 2, 2024, the Board of Directors granted 343,000 restricted stock units to certain senior managers of the Company. These awards were valued at approximately $328,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and will vest one half on the first anniversary of the grant date and one half on the second anniversary of the grant date. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge of approximately $41,000 and $81,000 and $0 and $0, respectively, related to these restricted stock unit awards.

On August 14, 2024, the Company granted, in connection with the appointment of its new Chief Financial Officer, 65,000 restricted stock units. This award was valued at approximately $63,000 at the date of issuance, based upon the market price of the Company's common stock at the date of the grant. These restricted stock units will vest equally on the first anniversary of the date of the grant and the second anniversary of the date of the grant. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge of approximately $4,000 and $4,000 and $0 and $0, respectively, related to these restricted stock unit awards.

Additionally, certain employees were offered a total of 213,000 restricted stock units as a condition of their employment. These awards were valued at approximately $517,000 at the date of issuance. 40,000 of these restricted stock units valued at $149,000 were forfeited as of September 30, 2024. 33,000 of these restricted stock units valued at approximately $231,000 were vested as of September 30, 2024. The remaining 140,000 of these restricted stock units will vest upon the earlier of a Change in Control or in three or four years from the date of the award, whichever occurs first. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge (income) of approximately $(23,000) and $(186,000), and $8,000 and $0, respectively, related to these restricted stock unit awards.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2023	430,505	$3.31
Granted	548,000	$0.96
Vested	(297,169)	$3.23
Forfeited	(40,000)	$3.73
Non-vested, September 30, 2024	641,336	$1.31

Warrants:

As of September 30, 2024, the Company had 4,352,130 warrants outstanding. 2,706,561 warrants outstanding are related to the Company’s December 13, 2023 offering and these warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the closing of the Company’s Loan and Security Agreement with Avenue Capital Group (see Note 5). These warrants have an exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants can be exercised into common stock.

4.    REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2024:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$20,705	$—	$—	$20,705
Germany	3,180,863	—	—	3,180,863
All other countries	1,937,580	3,473,647	—	5,411,227
Total product revenue	5,139,148	3,473,647	—	8,612,795
Grant and other income:
United States	—	—	777,593	777,593

Total revenue	$5,139,148	$3,473,647	$777,593	$9,390,388

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$44,933	$—	$—	$44,933
Germany	2,937,431	—	—	2,937,431
All other countries	1,267,051	3,504,601	—	4,771,652
Total product revenue	4,249,415	3,504,601	—	7,754,016
Grant and other income:
United States	—	—	1,056,831	1,056,831

Total revenue	$4,249,415	$3,504,601	$1,056,831	$8,810,847

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2024:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$62,719	$36,000	$—	$98,719
Germany	9,497,184	—	—	9,497,184
All other countries	5,361,933	11,486,268	—	16,848,201
Total product revenue	14,921,836	11,522,268	—	26,444,104
Grant and other income:
United States	—	—	2,627,212	2,627,212

Total revenue	$14,921,836	$11,522,268	$2,627,212	$29,071,316

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2023:

			United States
		Distributors/	Government
	Direct	Strategic Partners	Agencies	Total
Product sales:
United States	$55,284	$—	$—	$55,284
Germany	9,443,787	—	—	9,443,787
All other countries	4,263,375	9,974,022	—	14,237,397
Total product revenue	13,762,446	9,974,022	—	23,736,468
Grant and other income:
United States	—	—	3,944,696	3,944,696

Total revenue	$13,762,446	$9,974,022	$3,944,696	$27,681,164

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

These government contracts have terms ranging from three months to four years. The Company may apply for an extension of the term of the contract in order to complete its research and development activities but would not receive additional funding during the extension period in excess of the original contract. See Note 2 regarding the accounting policies related to these contracts. The Company is evaluating the potential reclassification of grant income and related costs of goods sold to net with research and development expenses.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
Receivables, which are included in grants and accounts receivable	$4,845,233	$3,846,271
Contract liabilities, which are included in accrued expenses and other current liabilities	$837,592	$1,573,141

Contract receivables represent balances due from product sales to distributors amounting to $4,528,972 and $3,270,724 at September 30, 2024 and December 31, 2023, respectively, and billed and unbilled amounts due on government contracts amounting to $316,261 and $575,547 at September 30, 2024 and December 31, 2023, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $51,192 and $196,322 as of September 30, 2024 and December 31, 2023, respectively, and deferred grant revenue related to the billing on fixed price contracts in excess of costs incurred, which amounted to $786,400 and $1,376,819 at June 30, 2024 and December 31, 2023, respectively.

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

Commencing on August 1, 2024, the Company shall make monthly payments during the term of each Growth Capital Loan of interest only during the initial 25-month period following the Closing Date (as may be extended to the 30 months anniversary of the Closing Date upon satisfaction of certain conditions) and thereafter to maturity in equal monthly installments of principal plus accrued and unpaid interest. All unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2027; provided, however that if the Company draws the full amount of Growth Capital Loan Tranche 2 by December 2025, all unpaid principal and accrued and unpaid interest shall be due and payable in full by January 1, 2028. In addition, the Loan and Security Agreement required the Company to pay a non-refundable commitment fee equal to 1.00% of the Commitment due and payable on the Closing Date. In addition to the non-refundable commitment fee, the Company also paid financial advisor fees and legal fees of approximately $640,000 related to the Commitment. These costs are being amortized over the loan period as a charge to interest expense. During the three and nine months ended September 30, 2024, the Company recorded interest expense of approximately $58,000 related to these costs. In addition, the Loan and Security Agreement requires the Company to pay a non-refundable final payment equal to 4.5% of the original commitment amount. This final payment has been accrued and included as part of the debt discount. This discount will be charged to interest expense over the term of the loan. For the three and nine months ended September 30, 2024, the Company recorded interest expense of approximately $132,000 related to the debt discount.

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

Events of default which may cause repayment of the Commitment to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Loan and Security Agreement and to cure such default within a reasonable time frame, (3) the occurrence of any circumstance that has a Material Adverse Effect (as defined in the Loan and Security Agreement), (4) default beyond any applicable grace period or cure under any other agreement involving the borrowing of money in excess of the Threshold Amount (as defined in the Loan and Security Agreement), (5) any judgment(s) singly or in the aggregate in excess of the Threshold Amount entered against the Company that remain unsatisfied, unvacated or unstayed for 15 days or more after entry thereof (to the extent not otherwise covered by independent third-party insurance), and (6) if the Company becomes insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against the Company and such proceeding is not dismissed or stayed within 45 days. The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of September 30, 2024, the Company was in compliance with these covenants.

As additional consideration for the Commitment, on June 28, 2024, the Company also issued each Lender a warrant instrument (each, a “Warrant”) entitling the Lenders to purchase an aggregate of 1,645,569 shares of the Company’s common stock for cash at the exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants meet the criteria for equity classification under ASC 815. Accordingly, the Company has recorded a debt discount and additional paid-in capital of approximately $690,000 related to these warrants as of June 30, 2024. This discount will be charged to interest expense over the term of the loan.

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

Long-term debt consists of the following as of September 30, 2024:

Principal amount	$15,000,000
Accrued final fee	900,000
Less unamortized debt discount	(1,455,858)
Less unamortized debt acquisition costs	(638,157)
Subtotal	13,805,985
Less Current maturities	—
Long-term debt net of current maturities	$13,805,985

Principal payments of long-term debt are due as follows during the periods ending September 30:

2025	$—
2026	2,500,000
2027	12,500,000
2028	—
Total	$15,000,000

Bridge Bank:

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its existing outstanding debt with Bridge Bank. The following items survive the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

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

Royalty/License Agreements

The Company is party to various royalty and license agreements that require the payment of royalty fees. Royalty expense amounted to approximately $354,000 and $537,000, respectively, for the three months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, royalty expense amounted to approximately $1,594,000 and $1,643,000, respectively. In addition, the Company’s license agreement with Purolite expired on August 6, 2024. Royalty expense are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

7.    LEASES

The Company leases its operating facilities in both the United States and Germany under operating lease agreements. In March 2021, CytoSorbents Medical Inc. entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced on June 1, 2021. The Early Term commenced on June 1, 2021 and ended September 30, 2021. The lease also contains two five-year renewal options; however, the Company had determined that it is not likely that they will exercise these options. Commencing on September 30, 2021, the remaining lease term will end in 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement (months 1, 2, 3, 25, 26 and 27 of the remaining lease term). In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021 multiplied by the Company’s share of the total building space (92.3%). The landlord will also provide an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,467,000 as security. The Company has determined that this lease should be treated as an operating lease in accordance with the provisions of Accounting Standards Codification (“ASC”) 842. On April 1, 2021, the Company recorded a Right-of-Use asset and related lease liability of approximately $11.6 million, which represents the estimated present value of the lease payments at the commencement date discounted at the Company’s incremental borrowing rate of 9.8%. In addition, due to the six months of rent abatement and annual base rent escalations during the remaining lease term that commenced on September 30, 2021, the Company will recognize rent expense on this lease on a straight-line basis over the remaining term of the lease for the difference between the rent expense recognized and the required payments under the lease.

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

	September 30,	December 31,
	2024	2023
Right-of-use asset	$11,651,563	$12,058,896

Total lease liability	$13,000,742	$13,270,295
Less current portion	(431,997)	(373,636)
Lease liability, net of current portion	$12,568,745	$12,896,659

The maturities of the lease liabilities are as follows for the periods ending September 30:

2025	$1,685,727
2026	1,725,524
2027	1,766,416
2028	1,808,432
2029	1,851,603
Thereafter	14,024,373
Total lease payments	22,862,075
Present value discount	(9,861,333)
Total	$13,000,742

For the three months ended September 30, 2024 and 2023, operating cash flows paid in connection with operating leases amounted to approximately $547,000 and $633,000, respectively, and $1,684,000 and $1,801,000, respectively, for the nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term was years 11.9 and 12.7 years, respectively.

8.    NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three and nine months ended September 30, 2024 and 2023 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants, options and restricted stock awards representing approximately 20,328,000 and 14,119,000 incremental shares at September 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care unit and cardiac surgery through blood purification. CytoSorbents’ proprietary blood purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. Cartridges filled with these beads can be used with standard blood pumps already in the hospital (e.g. dialysis, ECMO, heart-lung machines). CytoSorbents’ technologies are used in a number of broad applications. Specifically, two important applicatons are 1) the removal of blood thinners during and after cardiothoracic surgery to reduce the risk of severe bleeding and 2) the removal of inflammatory agents in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome, and pancreatitis that can lead to massive inflammation, organ failure and patient death. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments.

CytoSorbents’ lead product, CytoSorb®, is approved in the European Union and distributed in 76 countries worldwide, with more than 250,000 devices used cumulatively to date.  CytoSorb was originally launched in the European Union under CE mark as the first cytokine adsorber.  Additional CE mark extensions were granted for bilirubin and myoglobin removal in clinical conditions such as liver disease and trauma, respectively, and for ticagrelor and rivaroxaban removal in cardiothoracic surgery procedures. CytoSorb has also received FDA EUA in the United States for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure, to reduce pro-inflammatory cytokine levels.  CytoSorb is not yet approved in the United States.

In the U.S. and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs.  It has received two FDA Breakthrough Device Designations:  one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures.  In September 2024, the Company submitted a De Novo medical device application to the FDA requesting marketing approval to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. In November 2024, the Company received its Medical Device Single Audit Program (MDSAP) certification and submitted its Medical Device License (MDL) application to Health Canada. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively.

The Company has numerous marketed products and products under development based upon this unique blood purification technology protected by many issued U.S. and international patents and registered trademarks, and multiple patent applications pending, including ECOS-300CY®, CytoSorb-XL™, HemoDefend-RBC™, HemoDefend-BGA™, VetResQ®, K+ontrol™, DrugSorb™, ContrastSorb, and others.

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

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (“STAR-T”),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled, with the STAR-T study actively recruiting at multiple U.S. sites. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data and Safety Monitoring Board (“DSMB”) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and reached the 2nd milestone of 67% enrollment in the spring of 2023, triggering another DSMB safety review, which found no safety concerns and recommended completion of the trial. The study completed enrollment in July of 2023 triggering the final DSMB safety review following database lock in December 2023, which also reported no safety concerns thereby meeting the primary safety endpoint of the study. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence that DrugSorb-ATR reduced the severity of perioperative bleeding in patients undergoing isolated coronary artery bypass graft (“CABG”) surgery who represented more than 90% of the overall study population. The topline results of the U.S. and Canadian 140-patient, pivotal STAR-T randomized controlled trial were presented at the 104th Annual Meeting of the American Association for Thoracic Surgery (“AATS”) held in Toronto, Canada on April 28, 2024. The Company submitted the DrugSorb-ATR medical device De Novo marketing application to the FDA on September 27, 2024 and announced the acceptance of the application by FDA on October 22, 2024. On November 1, 2024, the Company received its Medical Device Single Audit Program (MDSAP) certification and submitted its Medical Device License (MDL) application to Health Canada.

Government Research Grants:

We have historically been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others. Currently, we have ongoing projects funded, in part, by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”), National Heart, Lung, and Blood Institute (“NHLBI”), and the USAF/AFMC. For a complete discussion of the various research grants we have obtained, please refer to the section entitled Government Research Grants included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.

Research and Development Update

Our research and development work levels have returned back to pre-pandemic levels. As of September 30, 2024, the revenue remaining to be earned on open grant contracts is $3.2 million. Overall, grant funded programs, HemoDefend-BGA™ (Universal Plasma), HemoDefend-RBC™ and K+ontrol™, continue to progress and we have been the beneficiary of approximately $15.8 million, $4.7 million and $7.7 million in total funding, respectively, awarded to date.

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

Results of Operations:

Comparison for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue

	(dollars in thousands)
Revenues:
CytoSorb sales	$8,586,274	91.4%	$7,709,085	87.5%
Other sales	26,521	0.3	44,931	0.5
Total product sales	8,612,795	91.7	7,754,016	88.0
Grant income	777,593	8.3	1,056,831	12.0
Total revenue	9,390,388	100.0	8,810,847	100.0
Cost of goods sold	4,108,773	43.8	3,203,981	36.4
Gross profit	5,281,615	56.2	5,606,866	63.6
Operating expenses:
Research and development	1,851,230	19.7	3,749,197	42.6
Legal, financial and other consulting	823,914	8.8	1,103,475	12.5
Selling, general and administrative	7,002,718	74.6	8,104,392	92.0
Total operating expenses	9,677,862	103.1	12,957,064	147.1
Loss from operations	(4,396,247)	(46.9)	(7,350,198)	(83.4)
Other income (expense):
Interest expense, net	(588,153)	(6.3)	(33,670)	(0.4)
Gain (loss) on foreign currency transactions	2,650,309	28.2	(1,809,652)	(20.5)
Total other income (expense), net	2,062,156	21.9	(1,843,322)	(20.9)
Net loss	$(2,334,091)	(25.0)%	$(9,193,520)	(104.3)%

Revenues:

Total revenues were approximately $9,390,000 for the three months ended September 30, 2024, as compared to total revenues of approximately $8,811,000 for the three months ended September 30, 2023, an increase of approximately $579,000 or 7%.  Changes in foreign currency impacted total revenue by 1% and 6%, for respective periods of 2024 and 2023, respectively. Revenue from product sales was approximately $8,613,000 in the three months ended September 30, 2024, as compared to approximately $7,754,000 in the three months ended September 30, 2023, an increase of approximately $859,000, or 11%. This increase was driven by an increase in direct sales of approximately 21% in the three months ended September 30, 2024 as compared to 2023. In addition, distributor sales decreased by approximately 1% during the same period.

Grant income was approximately $777,000 for the three months ended September 30, 2024 as compared to approximately $1,057,000 for the three months ended September 30, 2023, a decrease of approximately $280,000, or 26%. This decrease was due to the completion of several grants during 2023.

Gross Profit:

For the three months ended September 30, 2024, gross profit decreased approximately $327,000 to $5,281,000 from $5,607,000 for the three months ended September 30, 2023. This decrease was due to a planned temporary slowdown in production to rebalance inventory levels coupled with a short-term manufacturing issue, which we believe is resolved, which resulted in a significantly lower number of CytoSorb devices produced in the quarter. As a result, product gross margins, which exclude the impact of grant income and related costs, were approximately 61% for the three months ended September 30, 2024 as compared to approximately 72% for the three months ended September 30, 2023.

Research and Development Expenses:

For the three months ended September 30, 2024, research and development expenses were approximately $1,851,000 as compared to research and development expenses of approximately $3,749,000 for the three months ended September 30, 2023, a decrease of approximately $1,898,000, or 51%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial in December 2023. Clinical expenses were approximately $962,000 in the three months ended September 30, 2024 and approximately $2,837,000 for the three months ended September 30, 2023, a decrease of approximately $1,875,000, or 66%.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $824,000 for the three months ended September 30, 2024, as compared to approximately $1,104,000 for the three months ended September 30, 2023, a decrease of approximately $280,000, or 25%. This decrease is related to costs associated with the write-off of certain patent applications that were incurred in 2023 that did not recur in 2024 and a decrease in regulatory consulting costs related to DrugSorb-ATR.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $7,003,000 for the three months ended September 30, 2024, as compared to approximately $8,104,000 for the three months ending September 30, 2023, a decrease of approximately $1,101,000, or 14%. This decrease was primarily due to reduction in non-cash stock compensation expense, a reduction in salaries and related expenses related to headcount reductions and a reduction in royalty expense due to the expiration of the Purolite license agreement on August 6, 2024.

Interest Expense, Net:

Interest expense, net, was approximately $588,000 for the three months ended September 30, 2024, compared to approximately $34,000 for the three months ended September 30, 2023.  The increase was due to interest incurred on the Avenue Capital Group debt that was closed during the second quarter of 2024, net of interest income received of approximately $121,000 on the total balance of cash and cash equivalents. This financing increased the principal amount of our debt to $15,000,000 from $5,000,000 and the interest rate increased to 13.5% from 8%.

Gain (Loss) on Foreign Currency Transactions:

For the three months ended September 30, 2024, the gain on foreign currency transactions was approximately $2,650,000 as compared to a loss of approximately $1,810,000 for the three months ended September 30, 2023. The 2024 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2024 as compared to June 30, 2024. The spot exchange rate of the Euro to the U.S. dollar was $1.11 per Euro at September 30, 2024, as compared to $1.07 per Euro at June 30, 2024. The 2023 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2023 as compared to June 30, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.06 per Euro at September 30, 2023, as compared to $1.09 per Euro at June 30, 2023.

Comparison for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue

	(dollars in thousands)
Revenues:
CytoSorb sales	$26,381,455	90.8%	$23,681,183	85.5%
Other sales	62,649	0.2	55,284	0.2
Total product sales	26,444,104	91.0	23,736,468	85.7
Grant income	2,627,212	9.0	3,944,696	14.3
Total revenue	29,071,316	100.0	27,681,164	100.0
Cost of goods sold	10,716,394	36.9	10,600,421	38.3
Gross profit	18,354,922	63.1	17,080,743	61.7
Operating expenses:
Research and development	5,619,040	19.3	11,632,416	42.0
Legal, financial and other consulting	2,325,351	8.0	2,957,739	10.7
Selling, general and administrative	23,151,118	79.6	24,358,418	88.0
Total operating expenses	31,095,509	106.9	38,948,572	140.7
Loss from operations	(12,740,587)	(43.8)	(218,687,829)	(79.0)
Other income (expense):
Interest expense, net	(774,903)	(2.7)	(105,662)	(0.4)
Gain (loss) on foreign currency transactions	680,392	2.3	(733,997)	(2.6)
Miscellaneous income	—	—	35,000	0.1
Total other income (expense), net	(94,511)	(0.4)	(804,659)	(2.9)
Net loss	$(12,835,098)	(44.2)%	$(22,672,488)	(81.9)%

Revenues:

Total revenues were approximately $29,071,000 for the nine months ended September 30, 2024, as compared to total revenues of approximately $27,681,000 for the nine months ended September 30, 2023, an increase of approximately $1,390,000, or 5%. Changes in foreign currency impacted total revenue by 2% for each of the respective periods of 2024 and 2023, respectively. Revenue from product sales was approximately $26,444,000 in the nine months ended September 30, 2024, as compared to approximately $23,736,000 in the nine months ended September 30, 2023, an increase of approximately $2,708,000, or 11%. Distributor sales increased by 16% and direct sales increased by 8% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Grant income was approximately $2,627,000 for the nine months ended September 30, 2024 as compared to approximately $3,945,000 for the nine months ended September 30, 2023, a decrease of approximately $1,318,000, or 33%. This decrease was due to the completion of several grants during 2023.

Gross Profit:

For the nine months ended September 30, 2024, gross profit increased approximately $1,274,000 to $18,355,000 from $17,081,000 for the nine months ended September 30, 2023 due to increased revenue. Product gross margins were approximately 69% for the nine months ended September 30, 2024 as compared to approximately 71% for the nine months ended September 30, 2023. This decrease was due to a third quarter 2024 planned temporary slowdown in production to rebalance inventory levels coupled with a short-term manufacturing issue which resulted in a significantly lower number of CytoSorb devices produced.

Research and Development Expenses:

For the nine months ended September 30, 2024, research and development expenses were approximately $5,619,000, as compared to research and development expenses of approximately $11,632,000 for the nine months ended September 30, 2023, a decrease of approximately $6,013,000, or 52%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial in December 2023. Clinical expenses were approximately $3,525,000 in the nine months ended September 30, 2024 and approximately $8,153,000 for the nine months ended September 30, 2023,  a decrease of approximately $4,628,000, or 57%. Non-grant related research and development costs decreased from approximately $3,479,000 in the nine months ended September 30, 2023 to approximately $2,094,000 in the nine months ended September 30, 2024, a decrease of approximately $1,385,000, or 40%. This reduction was a result of headcount reductions related to our cost saving initiatives. In addition, 2023 expenses included approximately $850,000 of costs incurred related to pre-production manufacturing activities required to bring the new manufacturing plant to a state of commercial readiness that did not recur in 2024.

Legal, Financial and Other Consulting Expenses:

Legal, financial, and other consulting expenses were approximately $2,325,000 for the nine months ended September 30, 2024, as compared to approximately $2,958,000 for the nine months ended September 30, 2023, a decrease of approximately $633,000, or 21%. This decrease is related to settlement costs of certain pending litigation matters in 2023 and a reduction of hiring fees in the nine months ended September 30, 2024 as compared to 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were approximately $23,151,000 for the nine months ended September 30, 2024, as compared to approximately $24,358,000 for the nine months ending September 30, 2023, a decrease of approximately $1,207,000, or 5%. This decrease was primarily due to a reduction in salaries and related costs due to headcount reductions and a decrease in non-cash stock compensation. These reductions were offset by a reduction in grant spending that reduced the overhead absorption benefit to selling, general and administrative expense.

Interest Expense, Net:

Interest expense, net, was approximately $775,000 for the nine months ended September 30, 2024, compared to approximately $106,000 for the nine months ended September 30, 2023.  The increase was due to interest incurred on the Avenue Capital Group debt that was closed during the second quarter of 2024, net of interest income received of approximately $270,000 on the total balance of cash and cash equivalents. This financing increased the principal amount of our debt to $15,000,000 from $5,000,000 and the interest rate increased to 13.5% from 8%.

Gain (Loss) on Foreign Currency Transactions:

For the nine months ended September 30, 2024, the gain on foreign currency transactions was approximately $680,000 as compared to a loss of approximately $734,000 for the nine months ended September 30, 2023. The 2024 gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2024 as compared to December 31, 2023. The spot exchange rate of the Euro to the U.S. dollar was $1.11 per Euro at September 30, 2024, as compared to $1.10 per Euro at December 31, 2023. The 2023 loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar at September 30, 2023 as compared to December 31, 2022. The spot exchange rate of the Euro to the U.S. dollar was $1.06 per Euro at September 30, 2023, as compared to $1.07 per Euro at December 31, 2022.

History of Operating Losses:

We have experienced substantial operating losses since inception. As of September 30, 2024, we had an accumulated deficit of approximately $295,340,000, which included losses of approximately $12,835,000 and $22,672,000 for the nine-month periods ended September 30, 2024 and 2023, respectively. Historically, losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies, and general and administrative expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of September 30, 2024, we had current assets of approximately $16,597,000 and current liabilities of approximately $8,430,000. As of September 30, 2024, $19.7 million of our total shelf amount was allocated to our ATM facility and remains available. During the nine months ended September 30, 2024, the Company sold 53,290 shares pursuant to the Sale Agreement, at an average selling price of $1.03 per share, generating net proceeds of approximately $53,200.

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

We are also managing our resources proactively, continuing to invest in key areas such as our regulatory submissions of DrugSorb-ATR to U.S. FDA and Health Canada. We have also instituted and continue to maintain tight control over expenditures.

As of September 30, 2024 we have approximately $12.2 million in cash, including approximately $5.7 million and $6.5 million in unrestricted and restricted cash, respectively of which the unrestricted portions not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. Our Avenue Capital Group debt facility provides for the release of between $3 million and $5 million of restricted cash upon the achievement of two milestones: 1) the receipt of the FDA’s acceptance of our DrugSorb-ATR submission, and 2) the raise of between $3 million and $5 million of additional equity financing.  Achievement of both milestones would provide an additional $6 million to $10 million of unrestricted cash.  With our cost cutting efforts, we believe this is sufficient to fund the Company’s operations through 2025.  On October 22, 2024, the Company announced the FDA acceptance of the DrugSorb-ATR marketing submission. If these milestones are not achieved, we will need to raise additional capital to support our ongoing operations in the future. Meanwhile the Company continues to evaluate other traditional and alternative sources of capital, including additional less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

Contractual Obligations

In March 2021, the Company entered into a lease agreement for a new operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The commencement date of the lease was April 1, 2021. The Initial Early Term began on the commencement date (April 1, 2021) and lasted two months. The Early Term commenced on June 1, 2021 and ended September 30, 2021. The lease also contains two five-year renewal options. Commencing on September 30, 2021, the remaining lease term will end in 15.5 years. The lease requires monthly rental payments of $25,208 for the Initial Early Term, $88,254 for the Early Term and initial monthly payments of approximately $111,171 in the first year of the remaining term. Following the first year of the remaining term, the annual base rent will increase by approximately 2.75% annually over the remaining term. The lease also contains six months of rent abatement. In addition to the base rent, payments of operating expenses and real estate taxes will be required. These payments are to be based on actual amounts incurred during 2021, multiplied by the Company’s share of the total building space (92.3%). The landlord also provided an allowance of approximately $1,455,000 related to certain building improvements as outlined in the lease. In April 2021, the Company provided the landlord with a letter of credit in the amount of approximately $1,334,000 as security.

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

Going Concern

As of September 30, 2024, the Company’s cash, cash equivalents and restricted cash balances were approximately $12.2 million, including approximately $5.7 million in cash and cash equivalents and approximately $6.5 million in restricted cash, of which the unrestricted portion is not expected to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to pursue additional milestones related to its recently announced Avenue Capital Group debt facility that would increase its unrestricted cash position by up to $10 million. If these milestones are not achieved, we will need to raise additional capital to support our ongoing operations in the future. Meanwhile the Company continues to evaluate other traditional and alternative sources of capital, including additional less or non-dilutive debt financing, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description
10.1	Amendment to the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 7, 2024	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Peter J. Mariani
Name: Peter J. Mariani
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)