Form 10-K
period 2024-12-31
Cytosorbents Corp
filed 2025-03-31
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37.1 million based upon the closing price reported for such date on the Nasdaq Capital Market Exchange. As of March 31, 2025, there were approximately 62.5 million outstanding shares of the registrant’s common stock.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV of this Form 10-K.

EXPLANATORY NOTE

CytoSorbents Corporation (“Company,” “we,” “us,” or “our”) is filing this comprehensive Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”). This Annual Report contains our audited consolidated financial statements for the year ended December 31, 2024, and restates certain sections of the 2023 consolidated financial statements to correct misstatements related to inventory and stock-based compensation expense for restricted stock units.

Restatement Background

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “Current Report”), on March 25, 2025 the Company advised its independent registered public accounting firm, WithumSmith+Brown, PC (“Withum”) that the following previously issued consolidated financial statements should no longer be relied upon, due to misstatements in inventory and stock-based compensation for restricted stock units contained in such financial statements, and that such consolidated financial statements should be restated:

a)	the audited consolidated financial statements as of and for the year ended December 31, 2023, contained in the 2023 Annual Report,
b)	the interim unaudited condensed consolidated financial statements as of and for the first three quarters of the year ended December 31, 2023, contained in our Quarterly Reports on Form 10-Q (the “2023 Quarterly Reports”), and
c)	the interim unaudited condensed consolidated financial statements as of and for the first three quarters of the year ended December 31, 2024, contained in our Quarterly Reports on Form 10-Q (the “2024 Quarterly Reports”).

Refer to Note 12 - Restatement of Previously Issued Financial Information, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific financial statement line items.

Upon filing of this 2024 Annual Report, including the restated consolidated financial statements contained herein, the above referenced consolidated financial statements  may be relied upon.

Impact on Internal Controls over Financial Reporting

See Item 9A, Controls and Procedures, for information related to identified material weaknesses in internal control over financial reporting and the related remedial measures.

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

TRADEMARKS

This Report includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “HemoDefend-RBC,” “HemoDefend-BGA, “K+ontrol” and “VetResQ,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by these other parties.

ii

PART I

Item 1.       Business.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care unit and cardiac surgery through blood purification. CytoSorbents’ proprietary blood purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. Cartridges filled with these beads can be used with standard blood pumps already in the hospital (e.g. dialysis, continuous renal replacement therapy or CRRT, extracorporeal membrane oxygenation or ECMO, and heart-lung machines), where blood is repeatedly recirculated outside the body, through our cartridges where toxic substances are removed, and then back into the body. CytoSorbents’ technologies are used in a number of broad applications. Specifically, two important applications are 1) the removal of blood thinners during and after cardiothoracic surgery to reduce the risk of severe bleeding, and 2) the removal of inflammatory agents and toxins in common critical illnesses that can lead to massive inflammation, organ failure and patient death. The breadth of these critical illnesses include, for example, sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome, and pancreatitis as well as the removal of liver toxins that accumulate in acute liver dysfunction or failure the removal of myoglobin in severe rhabdomyolysis that can otherwise lead to renal failure. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments.

CytoSorbents’ lead product, CytoSorb®, is approved in the European Union and distributed in dozens of countries worldwide, with more than 270,000 devices used cumulatively to date. CytoSorb was originally launched in the European Union under CE mark as the first cytokine adsorber. Additional CE mark extensions were granted for bilirubin and myoglobin removal in clinical conditions such as liver disease and trauma, respectively, and for ticagrelor and rivaroxaban removal in cardiothoracic surgery procedures. CytoSorb has also received FDA EUA in the United States for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure, to reduce pro-inflammatory cytokine levels. CytoSorb is not yet approved in the United States.

In the U.S. and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures. In September 2024, the Company submitted a De Novo medical device application to the FDA requesting marketing approval to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. On November 1, 2024 we received Medical Device Single Audit Program (MDSAP) certification, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Canada, the United States, Brazil, Japan and Australia; and then promptly submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024, with MDSAP certification – a requirement for the submission. Our applications with FDA and Health Canada continue to be in substantive and interactive review, and we continue to expect regulatory decisions from both agencies in 2025. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively.

Upon approval, the Company expects to rapidly commercialize DrugSorb-ATR in the U.S. and Canada to address this large unmet medical need, with an initial estimated total addressable market of $300 million to $600 million that is anticipated to grow to $1-2 billion over time as we pursue additional indications for DrugSorb-ATR to remove additional classes of blood thinners and expansion of the antithrombotic removal application beyond cardiac surgery and across other surgical specialties. We believe that DrugSorb-ATR has the potential to become an “all-in-one” countermeasure for these agents.

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

Our Products and Applications

CytoSorbents’ technology platform centers on hemocompatible, highly porous polymer beads that act like tiny sponges to remove harmful substances from blood by pore capture and concentration-dependent adsorption, without the need for ligands, antibodies, cells or biologics. CytoSorbents commercializes three different cartridges based on this bead technology. CytoSorb for critical care and cardiac surgery and ECOS-300CY for ex vivo organ perfusion in transplant are approved in the E.U., while VetResQ for emergency and critical care in animals is commercialized primarily in the U.S. CytoSorbents is currently seeking U.S. FDA and Health Canada marketing approval for DrugSorb-ATR to reduce the severity of perioperative bleeding in patients on the blood thinning drug, Brilinta, undergoing coronary artery bypass graft (CABG) surgery. The Company also commercializes the PuriFi hemoperfusion pump in select countries internationally.

CytoSorb is an extracorporeal blood purification cartridge that is approved in the European Union and distributed in more than 70 countries worldwide to reduce “cytokine storm” in common critical illnesses that can lead to massive inflammation, organ failure and patient death. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments. CytoSorb removes the “fuel to the fire” of deadly inflammation that is often associated with organ failure and poor clinical outcomes. Given that an estimated 40-60% of patients in the ICU suffer from severe inflammation (e.g. sepsis, COVID, flu, trauma, burns, lung failure, complications of surgery, cytokine release syndrome, liver failure, pancreatitis, etc.) where the level of inflammation is directly correlated to severity of illness, CytoSorb is strategically positioned to help these patients. CytoSorb is also approved to reduce bilirubin (e.g. in liver failure) and myoglobin (e.g. in trauma and critical illness). CytoSorb is also used during and after cardiothoracic surgery to remove antithrombotic drugs and inflammatory mediators that can lead to postoperative complications, including severe bleeding, shock, failure to wean from mechanical ventilation, sepsis, and multiple organ failure. CytoSorb is also used in cardiac surgery applications to reduce inflammatory mediators and blood thinners, targeting a reduction in complications of cardiac surgery like sepsis, bleeding, and shock.

In contrast to dialysis which works like the kidney to remove metabolic waste products, small molecules, and water-soluble drugs in about 10-15% of patients in the intensive care unit who develop kidney failure, CytoSorb functions like the liver to remove a broad range of small to mid-molecular weight toxins that dialysis does not remove well – including cytokines, inflammatory mediators, bacterial toxins, liver toxins such as bilirubin and bile acids, proteins such as myoglobin, hemoglobin, and activated complement, peptides, fat-soluble drugs, and hydrophobic protein-bound substances. Because of this, CytoSorb is “Expanding the Dimension of Blood Purification™” in critical care and cardiac surgery, treating inflammation and also other conditions where toxic substances can cause harm, while restoring balance. Based on numerous published studies, we believe treating the right patient, at the right time, with the right therapy of CytoSorb is leading to improved clinical outcomes. In particular, when used early and aggressively on a hyperinflamed patient with worsening organ failure, CytoSorb treatment is associated with the reversal or prevention of many complications such as shock, acute respiratory distress syndrome (ARDS), and kidney failure. CytoSorb was granted U.S. FDA Emergency Use Authorization in April 2020 for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure. CytoSorb is not yet cleared or approved in the U.S.

DrugSorb-ATR is an investigational device that uses an equivalent polymer technology to CytoSorb to address a large unmet need for blood thinner reversal in cardiothoracic surgery. Millions of people worldwide are on anti-thrombotic drugs, also called blood thinners, to reduce the risk of heart attack and stroke. However, when one of those patients requires emergent cardiac surgery, guidelines recommend they wait 3-5 days for the blood thinners to “wash out” of their systems to avoid bleeding complications. Often the surgery cannot wait and patients are operated at a very high risk for major bleeding. The goals of DrugSorb-ATR are to allow patients to get the critical surgery they need without delay while also reducing the severity of bleeding complications. DrugSorb-ATR installs easily into a cardiopulmonary bypass (CPB) machine and as whole blood is pumped through the cartridge during an operation, it removes the free drug from blood to reverse its antithrombotic effect.

DrugSorb-ATR is initially focused on reducing the severity of perioperative bleeding in CABG patients on the anti-thrombotic drug Brilinta® (ticagrelor, AstraZeneca) in the U.S. and Canada, where approximately 60,000 patients on this medication will need urgent cardiovascular surgery annually in those two markets. Given current U.S. and Canadian prescribing trends that favor Brilinta over its competitors, Plavix (clopidogrel, BMS, Sanofi) and Effient (prasugrel, Daiichi Sankyo, Eli Lilly), and the recent availability of generic Brilinta, the number of eligible patients could increase substantially. Coronary Artery Bypass Grafting (CABG) is the most common type of cardiac surgery worldwide, and per the European Multicenter Study on CABG (E-CABG) Registry, the rate of severe bleeding is more than 3 times higher when patients undergo CABG within two days of the last dose of Brilinta, compared to those who underwent a 4-5 day washout. Data from our U.S. and Canada pivotal STAR-T (Safe and Timely Antithrombotic Removal of Ticagrelor) trial and European STAR Registry suggest the use of CytoSorbents’ technology enables CABG patients to safely undergo surgery within 2 days of the last dose of Brilinta without the associated increased bleeding risk. CytoSorbents’ technology was granted two FDA Breakthrough Device Designations, one for the removal of ticagrelor (2020) and another (2021) for the removal of the direct oral anticoagulants (DOACs) Eliquis (apixaban, Pfizer, BMS) and Xarelto (rivaroxaban, Janssen, Bayer). In September 2024, the Company submitted a De Novo medical device application to the U.S. FDA requesting marketing approval to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. In November 2024, the Company received its Medical Device Single Audit Program (MDSAP) certification and submitted its Medical Device License (MDL) application to Health Canada. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively.

If granted or approved, DrugSorb-ATR presents a potentially valuable value proposition to multiple stakeholders. For patients, they would be able to undergo their critical CABG surgery without significant delay and have reduced bleeding risk. For surgeons, it can potentially help get these patients into the operating room faster, while helping to avoid severe intra and postoperative bleeding complications that can be a nightmare scenario for surgeons while negatively impacting their surgical outcomes and the scheduling of new patient surgeries. For hospitals, decreased washout times in the hospital, fewer bleeding complications that require expensive ICU recovery, and faster throughput of revenue-generating cardiac surgeries means potentially better resource utilization, lower costs, and improved revenues while decreased adverse events helps preserve a hospital’s quality rating.

Ahead of regulatory decisions for DrugSorb-ATR, we have been preparing our go-to-market strategy for the U.S. and Canada. This initially involves the building of a limited direct sales force and a controlled rollout of DrugSorb-ATR during the first three to six months following clearance or approval, starting with the original clinical sites from the STAR-T trial. This phased approach allows us to assess the commercial introduction process, particularly the value analysis committee (VAC) review and approval procedures for new hospital products. Additionally, it enables us to refine our messaging and establish a core group of sales representatives who will help train new hires as we scale nationally. The Company has identified key positions essential to building the commercial team and has initiated hiring while awaiting approvals from Health Canada and FDA. Given that DrugSorb-ATR is an FDA Breakthrough Device and that a large percentage of the target population fall under the U.S. Centers for Medicare and Medicaid Services (CMS), the Company is also pursuing additional reimbursement and coverage options through the New Technology Add on Payment (NTAP) and Transitional Coverage for Emerging Technologies (TCET) programs. Though we believe these additional programs are not necessary to sell DrugSorb, we believe they could enhance what we believe is an already strong value proposition based on expected clinical benefit and cost savings.

ECOS-300CY is approved in the E.U. to reduce cytokines and other inflammatory mediators when used in an ex vivo organ perfusion system, with the goal of helping to preserve or improve the health and quality of harvested solid organs to be transplanted. Due to the severe shortage of donor organs, the majority of transplanted solid organs come from brain dead donors (“BDD”) and donation after cardiac death (DCD). However, cytokine storm and severe inflammation is common in these patients, which can degrade the functioning of solid organs like the heart, lungs, liver, and kidneys, resulting in substandard organs that often must be discarded. Although data demonstrate improved clinical outcomes when these organs undergo ex vivo organ perfusion, an increasing amount of published data in animal transplant models and real-world human clinical data highlight that the use of our technology with ex vivo organ perfusion is associated with better outcomes in terms of organ function and post-transplant outcomes, compared to ex vivo organ perfusion alone. Because of this, we believe the ECOS-300CY cartridge has the potential to significantly expand the solid organ donor pool and reduce the more than 150,000 patients on transplant waiting lists in the U.S. and E.U.

CytoSorbents announced a development partnership with Aferetica srl in 2017 to provide its ECOS-300CY technology under the exclusive trade name, PerSorb™, as part of Aferetica’s program to develop the PerLife™ ex vivo organ perfusion system. In 2021, commercialization of PerSorb™ and Aferetica’s PerLife™ ex vivo organ perfusion system commenced in Italy.

VetResQ is a broad-spectrum blood purification adsorber commercially available in the U.S. animal health market to help treat drug intoxication, deadly inflammation (via hemoadsorption of cytokines, bacterial toxins and other inflammatory mediators) and toxic injury in animals with critical illnesses such as septic shock, toxic shock syndrome, toxin-mediated diseases, pancreatitis, trauma, liver failure, heat stroke and lung injury. VetResQ is based upon an equivalent polymer technology to CytoSorb and is configured in three different sized cartridges (50, 150 and 300mL) to accommodate treatment of small, medium, and large animals such as cats, dogs, and high-value animals such as foals and horses. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is available in the U.S. only for veterinary animal usage and is not for human use.

PuriFi is an E.U. Medical Device Regulation (MDR) approved advanced hemoperfusion pump that we co-developed with our original equipment manufacturer (OEM) partner, and launched in June 2024 in the E.U. and other select countries that can replace standard hospital blood pumps to implement our various blood purification therapies. The PuriFi peristaltic blood pump features a number of differentiating innovations that separate it from other standard hemoperfusion pumps including a pre-assembled adult and pediatric blood line kit, auto-priming, an auto-leveling bubble catcher, an intuitive touchscreen graphical user interface with a step-by-step user-friendly set-up guide, optional blood warming, and a rapid 10-minute set-up time. Together, these unique features enable an easy and rapid way to administer CytoSorbents’ blood purification technologies like CytoSorb and VetResQ for critically ill and cardiac surgery patients.

Clinical Studies

We are focusing our company sponsored clinical research efforts on critical care and cardiac surgery applications of our technology, including the following:

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

In April 2020, we received U.S. FDA Emergency Use Authorization for the treatment of adult critically ill COVID-19 patients with confirmed or imminent respiratory failure. The U.S. CytoSorb Therapy in COVID-19 (CTC) Registry was launched to capture outcomes and device utilization patterns from multiple U.S. participating centers. Initial results on critically ill COVID-19 patients on extracorporeal membrane oxygenation (ECMO) treated with CytoSorb at participating U.S. centers showed high 90-day survival rates (73%). This is in contrast to the approximately 50% 90-day survival rates when CytoSorb was not used, as reported from the North American cohort of the Extracorporeal Life Support Organization (ELSO) Registry. The initial CTC results on the first 52 critically ill patients from five U.S. ECMO centers were presented at the International Symposium of Intensive Care Medicine conference in August 2021 in Brussels, Belgium, and published in the peer reviewed journal Frontiers in Medicine. The CTC registry completed enrollment with 100 patients from five centers, and the final results mirror the high survival (74%) seen in the previous analysis and have been published in the peer reviewed journal Critical Care. The data further demonstrate that earlier intervention with CytoSorb and ECMO was associated with shorter need for mechanical ventilation, ECMO support, and ICU length of stay. These results lend support to our concept of “enhanced lung rest,” where ECMO helps the lungs rest by oxygenating blood extracorporeally and reducing the need for mechanical ventilation that can cause ventilator-induced lung injury, while CytoSorb reduces the circulating inflammatory mediators that cause continued capillary leak syndrome in the lungs. Together, the goal of this dual-therapy strategy is to give the lungs a chance to recover and heal, a pre-requisite for weaning off mechanical ventilation and ECMO.

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is enrolling, however, at significantly slower rate than expected. The Company in collaboration with Principal Investigator and scientific committee of the trial are critically reviewing options to modify the current study design with the intent of enabling better study progress and anticipate this process to be completed in 2025.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, rhabdomyolysis, acute liver failure, and acute pancreatitis. The Registry is actively enrolling in Spain, Germany, Portugal, and Italy with plans to expand in more countries in 2025. The Registry is expected to contribute original analyses for presentations at international critical care conferences and publications in peer-reviewed journals on an ongoing basis starting in 2025.

Cardiac Surgery

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Belgium and Sweden and is planned to expand to additional countries in 2025. Initial data outputs from the STAR Registry have already been presented at the EuroPCR and at the European Association of Cardiothoracic Surgery conferences in previous years with new analyses expected to be presented on an ongoing basis at international conferences and published in peer-reviewed journals in 2025 and beyond.

In July 2021, we received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled with multiple U.S. STAR-T study sites open. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and reached the 2nd milestone of 67% enrollment in the Spring of 2023, triggering another DSMB safety review, which found no safety concerns and recommended completion of the trial. The study completed enrollment in July of 2023 triggering the final DSMB safety review following database lock in December 2023, which reported no safety concerns thereby meeting the primary safety endpoint of the study. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population. Patients undergoing CABG surgery represented more than 90% of the overall study population. The topline results of the U.S. and Canadian 140-patient, pivotal STAR-T randomized controlled trial were presented at the 104th Annual Meeting of the American Association for Thoracic Surgery (“AATS”) held in Toronto, Canada on April 28, 2024. The Company submitted the DrugSorb-ATR medical device De Novo marketing application to the FDA on September 27, 2024. On November 1, 2024 we received Medical Device Single Audit Program (MDSAP) certification, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Canada, the United States, Brazil, Japan and Australia; and promptly submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024.

In October 2021, we also received full FDA approval of an Investigational Device Exemption (IDE) application to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The STAR-D study was initiated, but the Company ultimately decided to place it on hold for business reasons, specifically related to prioritization and focused resource allocation to the completion of the STAR-T study and the subsequent regulatory submissions to FDA and Health Canada. Further discussions with the FDA to determine an appropriate label expansion strategy to include the removal of DOACs will ensue following the completion of the ongoing review of the current FDA application for DrugSorb-ATR for the removal of ticagrelor.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $42.3 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement), the U.S. Air Force $3.1M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDMRP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II, $1.5M Sequential Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II STTR; $2.9M US Army and CDMRP Rapid Innovation Fund; $4.4M CDMRP; $1.1M US Army Sequential Phase II; $2M DMRDP; and $4.3M JWMRP), Lipopolysaccharide Adsorption In Sepsis (National Institution of General Medical Sciences $282K), the U.S. Air Force program ($75K), New Jersey Technology Business Tax Certificate Program for research related expenses ($8.6M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

Commercial and Research Partners

Fresenius Medical Care AG

In December 2014, we established a multi-country partnership with Fresenius Medical Care to commercialize CytoSorb in France, Poland, Sweden, Denmark, Norway, and Finland. Fresenius received exclusive distribution rights and supported clinical development. A revised three-year agreement (effective January 2017) extended Fresenius’ exclusive distribution for critical care applications through 2019 and included guaranteed minimum quarterly orders.

Additionally, we entered into a comprehensive co-marketing agreement with Fresenius. Under the terms of the co-marketing agreement, CytoSorbents and Fresenius agreed to jointly market CytoSorb to Fresenius’ critical care customer base in all countries where CytoSorb was being actively commercialized. CytoSorb continued to be sold by our direct sales force or through our international network of distributors and partners, while Fresenius sold all ancillary products to their customers. Fresenius further provided written endorsements of CytoSorb for use with their multiFiltrate and multiFiltratePRO acute care dialysis machines that could be used by us and our distribution partners to promote CytoSorb worldwide.

In December 2018, the Company amended its 2014 Fresenius distribution agreement, granting exclusivity for certain applications in France, Czech Republic, and Finland. In 2019, several countries transitioned to co-marketing, and minimum purchase requirements were removed. The aforementioned exclusive agreements became non-exclusive in January 2022. In addition, also in December 2018 and in 2020, we entered into agreements to expand the partnership with Fresenius into South Korea, Mexico, Colombia and Ecuador.

In August 2022, CytoSorbents and Fresenius expanded their partnership with a new Marketing Agreement to promote CytoSorb globally (excluding the US) for critical care. Fresenius would promote CytoSorb as the featured solution for cytokine, bilirubin, and myoglobin on its critical care platforms worldwide with the exception of the U.S., in a comprehensive marketing campaign. The Marketing Agreement also included the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms and provided for potential new collaborations on novel future innovations. The initial three-year agreement automatically renews for two years. Under the terms of this agreement, CytoSorbents would pay royalties on sales to offset program-specific marketing costs. Due to delays in the full implementation of this Marketing Agreement, no royalties were paid under this agreement in 2024 or 2023.

Aferetica s.r.l.

In 2015, we entered into a distribution agreement for CytoSorb with Aferetica s.r.l., a distributor based in Bologna, Italy that specializes in the sale of certain medical products and devices, specifically extracorporeal therapies, in the critical care, cardiac surgery and liver disease markets (“Aferetica”). The agreement was renewed and is ongoing.

In 2021, CytoSorbents and Aferetica announced the commercial launch in Italy of the PerSorb™ adsorber and the PerLife™ ex vivo organ perfusion system, respectively, to help restore and preserve harvested organs for transplant. The PerSorb adsorber is a private-label version of CytoSorbents’ ECOS-300CY cartridge that is approved in the E.U. for this application.

Terumo Cardiovascular Group

On January 1, 2024, we entered into a second amended and restated agreement to the original distribution agreement from October 2016. Under the terms of this amended and restated agreement, Terumo received non-exclusive distribution rights in France to promote and sell the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery at specifically named hospitals in France. This amended and restated agreement allowed the Company to sell directly to other hospital customers in France for the cardiac surgery application. Financial terms of this agreement have not been disclosed. The agreement terminated on December 31, 2023 and is currently under re-negotiation.

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

The Advisory Boards

From time to time our management meets with scientific advisors to obtain expert opinions on basic science, critical care medicine and cardiac surgery. We compensate all our SAB members according to fair market value and reimburse them for their travel expenses when attending meetings in person.

Royalty Agreement

In August 2003, in order to induce Guillermina Vega Montiel, a principal member of RenalTech International, LLC at the time, to make a $4 million investment in RenalTech International, LLC, Ms. Montiel was granted a perpetual royalty (the “Royalty”) equal to three percent of all gross revenues, license fees, or sales of CytoSorb intellectual property received by us from sales or license of CytoSorb in the applications of sepsis, cardiopulmonary bypass surgery, organ donor, chemotherapy and inflammation control. In addition, for her investment, Ms. Montiel received 1,230,770 membership units of RenalTech International, LLC. Such membership units ultimately were converted into and became 7,420 shares of our common stock following our June 30, 2006 merger. In February 2017, all rights, title and interest to the Royalty were assigned to The Robert Shipley Living Trust. In November 2022, all rights, title and interest to the Royalty was assigned to ROKK, LLC. In August 2024, the Company and ROKK entered into the Amended and Restated Agreement to, among other items, clarify the scope of the term “gross revenue” from which the three percent royalty payment is calculated. Under the Amended and Restated Agreement, the term “Covered Product” means the Company’s flagship product, CytoSorb, together with the currently commercialized versions of VetResQ and ECOS-300CY, as well as the versions of DrugSorb and DrugSorb-ATR that have been evaluated in human clinical trials, in each case as of the date of the Amended and Restated Agreement. For the year ended December 31, 2024 we have recorded royalty costs of approximately $1,060,000.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to our currently envisioned CytoSorb, VetResQ, and BetaSorb products. For the year ended December 31, 2024 per the terms of the license agreement we have recorded royalty costs of approximately $809,000. The 18-year term of this license agreement expired in August of 2024, and no further payments were made.

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

Other Markets

CytoSorb is currently marketed and distributed in more than 76 countries around the world including Russia, Turkey and Israel. It is generally paid for through the standard DRG (diagnosis related group) payment, dedicated reimbursement codes, tender orders, private insurance, and/or self-pay. We are actively pursuing generation of new procedure codes in many countries we are currently serving. Across all countries, we are mitigating financial barriers though use of health economics, local data generation and targeted KOL management.

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

In January 2021, the Centers for the Centers for Medicare & Medicaid Services (CMS) announced the Medicare Coverage of Innovative Technology (MCIT) pathway that will provide national Medicare coverage as early as the same day as FDA market authorization for Breakthrough Designated medical devices, where coverage would last 4 years. Although this program was rescinded by CMS in November 2021, a legislative version of the program is currently contained within the CARES 2.0 bill, though not yet approved. In June 2023, CMS announced a new initiative called “Transitional Coverage for Emerging Technologies” (TCET) as a potential replacement for MCIT, that would provide guaranteed coverage to FDA Breakthrough Devices for a certain period of time. In August 2024, CMS published a final notice detailing the TCET pathway. Eligibility requires a) FDA Breakthrough Device Designation, b) Determination that the device falls within a Medicare benefit category c) It is not also covered by a CMS National Coverage

Determination (NCD), and d) that no other law or regulation excludes participation. Manufacturers can voluntarily submit a formal self-nomination to be evaluated for the TCET program within 12 months of anticipated FDA marketing authorization. The FDA reviews applications on a quarterly basis with a strong focus on clinical evidence and will approve up to 5 devices a year for the program using existing NCD criteria. CMS anticipates that approved devices will have coverage under a TCET NCD for approximately 5 or more years as evidence is generated to address identified evidence gaps that can lead to a predictable, long-term Medicare coverage determination. CytoSorbents plans to pursue CMS TCET coverage given that it believes that DrugSorb-ATR, which was granted FDA Breakthrough Device Designation for the removal of ticagrelor (April 2020) and Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban (August 2021) during emergent or urgent cardiothoracic surgery, meets these criteria.

Competition

General

Our core adsorbent porous polymer bead technology is used in our marketed products, such as the CytoSorb, ECOS-300CY, and VetResQ cartridges, and other products under advanced development, such as CytoSorb XL and DrugSorb-ATR. We believe these products represent a unique approach to disease states and health complications associated with the presence of larger toxins (often referred to as middle molecular weight toxins) and poorly dialyzable drugs in the bloodstream, including sepsis, acute respiratory distress syndrome (ARDS), trauma, severe burn injury, pancreatitis, post-operative complications of cardiac surgery, damage to organs donated for transplant prior to organ harvest, renal disease, drug intoxication, and perioperative bleeding due to antithrombotic drugs. In many of these illnesses, with the exception of antibiotics and in some cases steroids, current standard of care therapy in the ICU is predominantly supportive care. Technologies such as mechanical ventilation, vasopressors and inotropes, and dialysis are often called “life support” and can keep critically ill patients alive, but do not actively reverse the underlying pathology, and in many cases can exacerbate illness. This is a major reason why critical illness remains a major unmet medical need and is associated with high morbidity and mortality, often exceeding 30%.

There are four common forms of blood purification, including hemodialysis, hemofiltration, hemoperfusion, and therapeutic plasma exchange (TPE). All modes are generally supported by standard hemodialysis machines. All take blood out of the body to remove toxins and unwanted substances from blood and utilize extracorporeal circuits and blood pumps. Dialysis and hemofiltration remove substances from blood by diffusion and ultrafiltration, respectively, through a semi-permeable membrane, allowing the passage of certain sized molecules across the membrane, but preventing the passage of other, larger molecules. Therapeutic plasma exchange can use either apheresis machines to centrifugally remove plasma or fluid from whole blood, or specialized plasma separator hemofilters that do the same, but requires replacement of plasma and/or fluid. Hemoperfusion utilizes solid or porous sorbents to remove substances based on pore capture and surface adsorption, not filtration. Of the four blood purification modalities, hemoperfusion is the easiest to implement.

CytoSorb: CytoSorb is a hemoperfusion cartridge, using an adsorbent of specified pore size, which controls the size of the molecules which can diffuse into the adsorbent and vastly increases the area available for surface adsorption. As whole blood flows over our polymer adsorbent, middle molecules such as cytokines diffuse into the polymer adsorbent and are adsorbed and removed from blood. For example, we have demonstrated the ability of CytoSorb to reduce key cytokines in the blood of human patients in a wide variety of settings, including for example, septic shock, ARDS, and endotoxemia. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like hemodialysis, hemofiltration, or TPE. Finally, our technology can be easily connected to a wide range of extracorporeal blood pumps and support high blood flow rates over the course of 24 hours, whereas other blood purification technologies require much more complexity and can only support relatively low flow rates. Accordingly, we believe that our technology has significant advantages as compared to other blood purification products, including ease of use. We believe we are the leader in acute care blood purification for most of our various clinical applications, which is highlighted by the significantly greater number of peer-reviewed publications than any of our competitors. Examples of E.U. approved blood purification competitors that claim to reduce cytokines include Oxiris and SepteX (Baxter/Vantiv), PMMA (Toray), HA330 and HA380 (Jafron), TPE (multiple manufacturers), Efferon-CT and Efferon-LPS (Efferon), and EMIC-2 (Fresenius Medical Care).

DrugSorb-ATR: To our knowledge, CytoSorb is the only therapy approved for the removal of ticagrelor and rivaroxaban (Xarelto®, Janssen, Bayer) in the E.U. during cardiac surgery in urgent or emergent cardiopulmonary bypass. The only recommended alternative is to wait for 3 to 5 days to allow natural drug elimination and washout prior to surgery. In the U.S., there are no approved or cleared therapies to reverse the effects of ticagrelor or DOAC anticoagulants during cardiac surgery. Besides DrugSorb-ATR, PhaseBio, a now defunct clinical-stage biopharmaceutical company, had licensed an intravenously administered monoclonal antibody fragment with high affinity for ticagrelor called bentracimab and conducted the U.S. REVERSE-IT (Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial) study, a Phase 3, prospective, multi-center, open-label, single-arm trial designed to study reversal of the antiplatelet effects of ticagrelor with bentracimab to treat patients who present with uncontrolled major or life-threatening bleeding

(n=8) or when used prophylactically in patients who require urgent surgery or an invasive procedure to prevent bleeding (n=142). Investigators reported a rapid reversal of anti-platelet activity in both subgroups. Among surgical patients, 66.4% had mild GUSTO (Global Use of Strategies to Open Occluded Coronary Arteries bleeding scale) bleeding, and 33.6% had moderate GUSTO bleeding perioperatively. Treatment-emergent adverse events (i.e. adverse events that were not present prior to treatment initiation or an event already present that worsens in either intensity or frequency following exposure to the treatment) were reported by 92.7% of enrolled patients. Four patients died (2.8%): two with septic shock, and two with cardiogenic shock. Of 150 patients, eight patients (5.3%) had thrombotic events, including two ischemic strokes, one transient ischemic attack, three myocardial infarctions, and two with arterial thromboembolisms in the right lower extremity. In November 2021, based on FDA feedback, PhaseBio announced that it continued to enroll more patients into the uncontrolled major or life-threatening bleeding arm of the study and intended to submit a BLA for both subgroups by Summer 2022. However, in October 2022, PhaseBio filed for Chapter 11 bankruptcy. The bentracimab asset was transferred to PhaseBio’s creditor, SFJ Pharmaceuticals in December 2022, who filed an FDA Biologics License Application (BLA) for bentracimab in mid-2024 based on a second interim analysis of the REVERSE-IT trial, presumably including more patients with major and life-threatening bleeding related to ticagrelor, and announced that it expected a target action date in Q1 2025. The requested indications for use are not publicly available. SERB Pharmaceuticals has acquired exclusive U.S. commercial rights for the biologic. We believe DrugSorb-ATR has significant advantages, particularly safety, cost, and ease of use, over bentracimab in cardiac surgery.

ECOS-300CY: To our knowledge, there are no specifically approved therapies for cytokine removal other than ECOS-300CY for ex vivo organ perfusion.

VetResQ: Because VetResQ uses the equivalent polymer technology to CytoSorb, it benefits from the extensive human clinical experience in critical care, including diseases that also affect animals such as sepsis and infection, drug intoxication, pancreatitis, ARDS, and many other illnesses. Aimalojic competes with VetResQ in the U.S. animal health market primarily in the indication of drug overdose.

Government Research Grants

We have historically been successful in obtaining technology development contracts from governmental agencies such as the National Institutes of Health and the U.S. Department of Defense, including the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Army, U.S. Special Operations Command (“USSOCOM”), the U.S. Air Force, Air Force Material Command (“USAF/AFMC”) and others. Currently, we are continuing to develop HemoDefend-BGA for universal plasma based on funding, in part, by the U.S. Army Medical Research Acquisition Activity (“USAMRAA”), the NHLBI, and the USAF/AFMC.

The HemoDefend-BGA blood purification technology platform is designed to reduce anti-A and anti-B antibodies in plasma and whole blood. The goal is to either enable the production of freeze dried or frozen “universal plasma” that can administered to anyone, regardless of blood type, or enable fresh warm whole blood transfusions. If this technology is successfully developed and approved, it could have a number of important benefits, including: a) eliminating the need for blood-typed plasma, enabling its rapid use in trauma resuscitation and mass casualty events b) freeze-dried universal plasma would not require refrigeration, making it ideal for first responders, paramedics, medics, and stockpiling c) reducing the risk of transfusion reactions and improving patient outcome d) Enabling the use of low titer whole blood, ideal for trauma resuscitation; and e) reducing the risk of hemolytic transfusion reactions from blood-derived products.

In July 2020, the Company was awarded a three-year contract by the Assistant Secretary of Defense for Health Affairs, endorsed by the CDMRP, as part of a Peer Reviewed Medical Research Program Technology/ Therapeutic Development Award to complete preclinical development of the HemoDefend™-BGA plasma and whole blood adsorber (award number W81XWH2010712). This award provides for maximum funding of approximately $4,422,000 over a three-year period. As of December 31, 2024, we received approximately $4,422,000 funding under this contract and no further funding remaining under this contract.

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine.” The USAMRAAA Phase II Sequential Award, for up to $1,499,987, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This award is being funded by the USAMRAAA under Contract No. W81XWH21C0045. As of December 31, 2024, we received $1,499,987 funding under the contract and no further funding remaining under the contract.

On May 9, 2022, the Company received a USAMRAA Award (“USAMRAAA”) entitled “Demonstration of the Safety and Efficacy of Field-Ready Blood Group Antibody (BGA) Adsorber in the Porcine Universal Transfusion Model.” The Department of Defense (DoD) Defense Medical Research and Development Program (DMRDP) Joint Program Committee 6 (JPC-6) Combat Casualty

Care Research Program (CCCRP) Battlefield Resuscitation for the Immediate Stabilization of Combat Casualties Award, for up to $1,977,024, was granted to the Company to validate the safety and efficacy of the BGA device in a preclinical study in pigs. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-1-0235. As of December 31, 2024, we received $1,174,000 funding under the contract and have approximately $803,000 remaining under the contract, which is expected to be completed in 2025.

On August 22, 2022, the Company received a USAMRAAA entitled “Integrating Isoagglutinin Reduction for a Universal Dried Plasma Product for Battlefield and First Responder Use.” This three-year Phase III contract, which is valued at $4,292,641, is to be used to customize the design of the HemoDefend-BGA™ filter for sterile integration into collections systems for freeze-dried plasma processing to generate freeze-dried universal plasma. Without the need for blood typing, widespread availability of universal plasma could help save lives via faster emergency treatment in both civilian and military settings. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-C0046. As of December 31, 2024, we have received $2,922,000 funding under the contract and have approximately $1,371,000 remaining under the contract, which is expected to be completed in 2025.

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

European Union Regulatory Process

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

In March 2011, we successfully completed our technical file review with our notified body and received approval to apply the CE Mark to the CytoSorb device for multiple indications for use. We also achieved ISO 13485:2003 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. In June of 2024 we completed our MDSAP audit and received approval in November of 2024 extending the coverage of our ISO 13485 Certificate with the inclusion of Canadian Quality Systems requirements under MDSAP.

Since 2011, CytoSorbents has maintained a valid ISO13485 certificate. In July 2018, we successfully completed an audit upgrade from an ISO 13485:2003 certification to an ISO 13485:2016 certification, valid through 2019. Subsequent surveillance and recertification audits have been successfully completed to maintain the certification. In April 2022, we successfully completed an annual ISO 13485:2016 surveillance audit that encompassed both the Deer Park manufacturing site and the new manufacturing facility at 305 College Road East, Princeton, NJ. In September 2022, we received ISO 13485 Certification of this new facility, clearing the way for full manufacturing of CytoSorb, DrugSorb-ATR, and ECOS-300CY from this site. This certification is currently maintained.

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

U.S. FDA Medical Device Regulatory Process: The FDA approval process for medical devices ensures that products entering the market meet safety and efficacy standards. Medical devices are classified into three categories—Class I, II, and III—based on risk. Class I devices pose the lowest risk and are often exempt from premarket review, while Class II and III devices require more rigorous regulatory oversight. There are three primary pathways for FDA approval: the 510(k) clearance, De Novo classification, and Premarket Approval (PMA).

The 510(k) clearance pathway is the most common and applies primarily to Class II devices. It requires manufacturers to demonstrate that their device is “substantially equivalent” to a legally marketed predicate device. This means that the new device must have the same intended use and similar technological characteristics as the predicate. If the FDA determines substantial equivalence, the device can be marketed without undergoing extensive clinical testing. However, if no suitable predicate exists, the manufacturer must pursue an alternative pathway.

The De Novo classification pathway is intended for novel, low-to-moderate-risk devices that do not have a predicate but are not high-risk enough to require PMA. This process allows the FDA to classify new devices into Class I or II based on a risk assessment. Unlike the 510(k) pathway, De Novo requires more robust evidence of safety and effectiveness, but it does not demand the extensive clinical trial data needed for PMA.

The Premarket Approval (PMA) process is the most stringent pathway and typically reserved for high-risk Class III devices. It requires comprehensive scientific and clinical data to demonstrate reasonable assurance of safety and effectiveness. This pathway is typically reserved for life-sustaining or life-supporting devices, as well as those that pose significant risks. The PMA process includes rigorous clinical trials, manufacturing inspections, and post-market surveillance requirements. Because of the extensive data and regulatory scrutiny, the PMA process is the most time-consuming and expensive of the three pathways.

Each of these regulatory pathways is designed to balance patient safety with innovation, ensuring that medical devices entering the market are both effective and appropriately regulated based on their level of risk.

We seek FDA clearance of DrugSorb-ATR to reduce the severity of perioperative bleeding in patients on the blood thinning drug ticagrelor that require CABG surgery under the De Novo classification, which we believe is supported by the favorable benefit to risk profile established by the pivotal STAR-T trial data and STAR Registry data for this application. On September 27, 2024, the Company submitted a De Novo medical device application to the FDA requesting marketing approval of DrugSorb-ATR to reduce the severity of perioperative bleeding in patients on ticagrelor undergoing CABG surgery, which was accepted for substantive review in October 2024. Because DrugSorb-ATR has already received FDA Breakthrough Device Designation for this application, it is eligible for priority review. We are currently in the interactive review process with FDA and expect a regulatory decision in 2025.

With FDA clearance or approval, both before and after a device for the U.S. market is commercially released, we would have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, complaint handling, and manufacturers’ required reports of adverse events and device malfunctions and other information to identify potential problems with marketed medical devices. We would also be subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, as mentioned above. In addition, the FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although physicians are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses and can only market our products for cleared or approved uses. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health; order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices; or ban such medical devices. The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and work with the DOJ to assess civil or criminal penalties against our officers, employees, or us. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.

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

Health Canada Regulatory Process: In Canada, DrugSorb-ATR is classified as a Class III medical device (range Class I to IV). These devices require regulatory approval from Health Canada through the Medical Devices Bureau (MDB) within the Therapeutic Products Directorate. Manufacturers must submit a Medical Device License Application (MDLA) which includes detailed information on a device’s safety, effectiveness, quality and risk mitigation measures. The application must comply with MDR and include a summary of clinical evidence, risk assessments, biocompatibility testing, and performance data. Health Canada conducts a scientific and regulatory review to ensure the device meets the Canadian Medical Device Conformity Assessment System (CMDCAS) requirements. In addition, Medical Device Single Audit Program (MDSAP) certification, that certifies medical device manufacturer compliance of its quality management system with the standard and regulatory requirements of Canada, the U.S., Brazil, Japan, and Australia, is a pre-requisite for filing an MDLA. If approved, the manufacturer receives a Medical Device License (MDL), allowing commercial distribution in Canada. Post-market surveillance, including mandatory incident reporting and compliance with MDSAP ensures continued safety and effectiveness. CytoSorbents received MDSAP certification and then submitted its MDLA for DrugSorb-ATR to Health Canada on November 1, 2024. We are currently in the review process with Health Canada and expect a regulatory decision in 2025.

Other Regulatory Matters:

FDA Emergency Use Authorization: On April 10, 2020 the FDA granted CytoSorbents Emergency Use Authorization of CytoSorb to treat patients 18 years of age or older, with confirmed COVID-19 admitted to the ICU with confirmed or imminent respiratory failure. Per the FDA, “The Emergency Use Authorization (EUA) authority allows the FDA to help strengthen the nation’s public health protections against chemical, biological, radiological, and nuclear (CBRN) threats by facilitating the availability and use of medical countermeasures needed during public health emergencies. Under Section 564 of the Federal Food, Drug, and Cosmetic Act (the “Act”), the FDA commissioner may allow unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening disease or conditions caused by CBRN threat agents when there are no adequate, approved, and available alternatives.”

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

Hospital Reform in Germany: In July 2023, Germany’s federal and state governments issued a consensus white paper that proposed hospital reform and a change in how hospitals are funded. In October 2024, the German Parliament fully passed the Hospital Care Improvement Act mandating hospital reform beginning in January 2025 through 2029. As part of the reform, government payments to hospitals would de-emphasize the DRG (diagnosis-related group) “lump sum” payment system that incentivizes revenue generation through more patients treated and procedures performed, and instead emphasize base payments focused on quality measures and appropriate patient care. This is expected to favor a shift of routine operations and procedures to outpatient centers, consolidation of smaller hospitals into larger ones, and importantly, an increased focus of remaining hospitals on sicker patients, more complex operations such as cardiothoracic surgery and organ transplant, and on therapies that help reduce the severity of illness and help patients recover faster. Hospitals must meet strict quality standards to receive money for operations. In addition, a 50 billion euro Hospital Transformation Fund is being established to make investments in modern infrastructure over 10 years to improve efficiency and reduce costs. Given that the goal of our therapies is to improve clinical outcomes while reducing the costs of critical care and cardiac surgery by controlling deadly inflammation and other life-threatening conditions, while reducing the need for expensive life support measures that keep patients in the hospital, we believe such reform may favor our business in the near and longer-term. Hospital administrators expect such change will take careful planning and time, potentially years, to implement.

VetResQ: In the U.S., the FDA does not require submission of a 510(k), PMA, or any other pre-market review application for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from some post-marketing reporting. FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

Other Country Requirements: Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, device companies may choose to seek and obtain regulatory approval of a device in a foreign country prior to application in the U.S., as we have done, given the differing regulatory requirements. However, this does not ensure approval of a device in the U.S.

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with the fourth quarter of 2012 being the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. In 2021, we expanded direct sales to include all applications in Sweden, Denmark and Norway. As part of this effort, the Company established CytoSorbents Poland Sp. z.o.o. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. In October 2022, the Company formed CytoSorbents France SAS to provide marketing and direct sales services in France. In May 2023, the Company formed CytoSorbents India Private Limited to provide marketing and direct sales services in India. In January 2025, we announced the opening of our new Regional Sales Subsidiary in Dubai, United Arab Emirates (UAE), providing a gateway into the Middle East and Africa. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2024, we achieved cumulative sales of CytoSorb of approximately $248.2 million. During this time period, the CytoSorb device represented substantially all of our product sales.

We are approved to sell CytoSorb in all 27 countries in the EU, including Germany, Italy, France and Spain as well as the United Kingdom, and currently have either direct sales or distributors or strategic partnerships in more than 76 countries worldwide.

Registration of CytoSorb is typically required in each of these countries prior to active commercialization, in a process that can take several months to more than a year to achieve. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Peru, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption, reimbursement and/or geopolitical developments. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

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

A significant portion of our revenues are from product sales in Germany. Substantially all of our grant receipts are from government agencies in the United States.

During the years ended December 31, 2024 and 2023, one distributor accounted for 11% and 10%, respectively, of the Company’s total revenue.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of the issuance date of this Annual Report on Form 10-K, our patent portfolio includes 22 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2026 and 2044 absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Product		Patent	Patent	Patent
Group	Description/Indications	Term	Expiration	Type
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Size-Selective Hemoperfusion Polymeric Adsorbents	20 Years	11/20/2026	Standard
CytoSorb	Method of Treating Inflammation	20 Years	3/31/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/1/2031	Standard
CytoSorb	Method of Treating Inflammation	20 Years	4/30/2031	Standard
CytoSorb	Polymer Modification	20 Years	12/31/2031	Standard
CytoSorb	Method of Removal of Impurities from Whole Blood	20 Years	1/6/2032	Standard
CytoSorb	Use of Polymeric Sorbent Polymers	20 Years	8/10/2032	Standard
CytoSorb	Hemocompatible Modifiers	20 Years	3/31/2034	Standard
CytoSorb	Methods of Reducing Contamination in a Biological Substance	20 Years	6/3/2034	Standard
CytoSorb	Removing Protein Based Toxins and Potassium from Biological Fluids	20 Years	10/22/2035	Standard
CytoSorb	Method of Treating Acute Radiation Syndrome	20 Years	10/22/2035	Standard
CytoSorb	Use of Gastrointestinally Administered Porous Sorbent Polymers	20 Years	10/22/2035	Standard
CytoSorb	Hemocompatible Porous Beads	20 Years	10/21/2036	Standard
CytoSorb	Removal of Endotoxemia	20 Years	5/17/2037	Standard
CytoSorb	Method of Removing Toxins From Blood	20 Years	7/30/2038	Standard
CytoSorb	Connector Assembly and Methods of Use	20 Years	10/16/2040	Standard
CytoSorb	Method of Treating Traumatic Brain Injury	20 Years	9/2/2044	Standard
CytoSorb	Absorbents for Removal of Antibodies from Human Plasma and Whole Blood	20 Years	12/6/2041	Standard

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

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $322,000 for the year ended December 31, 2024.

Employees

As of the issuance date of this Annual Report on Form 10-K, we had 149 employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.       Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and expect to incur substantial future losses.

We have experienced substantial operating losses since inception. As of December 31, 2024, we had an accumulated deficit of approximately $304.0M, which included net losses of approximately $20.7M and $29.2M for the years ended December 31, 2024 and 2023, respectively. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. We intend to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for the establishment of manufacturing arrangements and a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing net losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development efforts will be successful, that our current CE Mark will enable us to achieve profitability, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We will require additional capital in the future to fund our operations.

As of December 31, 2024, we had current assets of approximately $21.9 million, including cash and cash equivalents of $3.3 million and current liabilities of approximately $9.8 million.  For the year ended December 31, 2024, our cash burn, which we define as the total of cash used in operating and investing activities from our statement of cash flows, was approximately $15.1 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

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

We have an effective shelf registration statement dated September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of December 31, 2024. We have also allocated $25 million of our total shelf amount to our ATM facility. A December 31, 2024, approximately $19.4 million was available for use under the ATM facility.

On December 30, 2021, we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”). Pursuant to the Sale Agreement we may offer to sell, from time to time, shares of our common stock, up to a maximum of $25,000,000. During the year ended December 31, 2023, the Company sold 2,656,464 shares pursuant to the Sale Agreement, at an average selling price of $1.76 per share, generating net proceeds of approximately $4,532,000. During the year ended December 31, 2024, the Company sold 382,823 shares pursuant to the Sale Agreement, at an average selling price of $1.04 per share, generating net proceeds of approximately $388,000.

In June 2024, we closed on a $20 million term-loan facility with Avenue Capital Group which provided an initial tranche of $15 million at the closing, of which $10 million was immediately available at closing and $5 million that remained classified as restricted cash through January 10, 2025, when it was released from its restriction. Another tranche of $5 million may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application. Concurrently with the closing of the first tranche, the Company paid off our existing debt with Bridge Bank.

On January 10, 2025, we closed the subscription period of its previously announced shareholder Rights Offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock. The Right Warrants, as discussed below, will provide additional opportunity to purchase up to an additional 6,250,000 shares of common stock.

Proceeds from the Rights Offering satisfied the second condition of a debt covenant which now allows for the $5.0 million of restricted cash on our consolidated balance sheet to become unrestricted, and available for use.

The Right Warrants are exercisable commencing on their date of issuance and the exercise price shall be equal to (i) in the case of the Series A Right Warrants, 90% of the 5-day volume weighted average price of our Common Stock over the last 5-trading days prior to the expiration date of the Series A Right Warrants on February 24, 2025, rounded down to the nearest whole cent but (x) not lower than $1.00 and (y) not higher than $2.00, and (ii) in the case of the Series B Right Warrants, 90% of the 5-day volume weighted average price of our common stock over the last 5-trading days prior to the expiration date of the Series B Right Warrants on April 10, 2025, rounded down to the nearest whole cent but (x) not lower than $2.00 and (y) not higher than $4.00.

On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 Million in aggregate gross proceeds.

As of the issuance date of this Annual Report on Form 10-K, we have raised a total of $7.3 million, net of offering fees, through the Rights Offering, and the exercise of the Series A Right Warrants. The equity raises also provided for $5 million of restricted cash to become unrestricted. As a result, our proforma unrestricted cash and cash equivalents, a non-GAAP measure, on December 31, 2024, assuming the net proceeds from the Rights Offering and the Series A Right Warrant exercise had occurred at that date, has increased by $12.3 million to $15.6 million, compared to the reported amount of $3.3 million

The Company will continue evaluating various financing alternatives, including debt financing, strategic partnerships and other non-equity financing arrangements, including royalty financing. While there can be no assurance that the Company will be successful in obtaining alternative non-equity financing, if such financing is obtained through arrangements with collaborative partners or other non-dilutive sources, such as royalty financing, the Company may have to relinquish economic and/or proprietary rights to some of its technologies or products under development that it would otherwise seek to develop or commercialize itself. Such events may have a material adverse effect on the Company’s business, operating results, financial condition and prospects.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

A pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations. As an example, an outbreak of an infectious disease could originate and spread rapidly, affecting global economies. Such an event could cause disruptions in our global supply chain, our ability to obtain raw materials, the manufacturing of and demand for our lead product, CytoSorb, the commercialization of CytoSorb, our research and development activities, and the conduct of current and future clinical trials. It could also affect the operations of the U.S. Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to DrugSorb-ATR and our product candidates. Such an event may impact and may continue to directly or indirectly impact our clinical trials, including but not limited to, the anticipated completion date of these trials and the pace of enrollment, as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices, and clinical trial staff may experience disruptions. Such facilities and offices may be required to focus limited resources on other matters, and may not be available, in whole or in part, for clinical trial services. There may be delays in patient enrollment in our clinical trials. In addition, employee disruptions and remote working environments related to such an event and the federal, state and local responses to it, could materially impact the efficiency and pace with which we work and develop our product candidates, our ability to execute and invoice upon government grants and contracts, and the manufacturing of CytoSorb. We may experience challenges in hiring necessary staff members to conduct our research and development activities, including technical staff. Further, the potential economic impact brought on by, and the duration of, such an event is difficult to assess or predict, but could impact the global financial markets and reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market may experience volatility, and macro factors may impact our critical care and cardiac surgery markets, including in certain geographies. For example, widespread staffing shortages, decreased availability of hospital beds, fewer patients, increased hospital restrictions resulting in decreased access of our sales representatives to hospitals and fewer sales meetings with physicians could result in lower-than-expected sales of CytoSorb. The ultimate impact of such an event is highly uncertain and subject to change.

Our operating results are subject to seasonal fluctuation.

Our total revenue is subject to seasonal fluctuation. Our sales seasonality is affected by a number of factors, including but not limited to, hospital budgets and buying patterns, customer, employee and healthcare worker vacation schedules, religious, national, and state holidays, scientific and medical conference schedules, seasonal illnesses such as influenza, seasonal or weather-related differences in hospital admissions and the timing of insurance benefits, among others. See “A pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations.” As a result, seasonality has had, and we expect it to continue to have, an impact on our results of operations.

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

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets often have a combination of government-managed and privately-managed healthcare systems that govern reimbursement for medical devices and related procedures. Socialized medicine is common in the EU, and reimbursement and the pricing of medical devices is generally subject to governmental control. Application for reimbursement, subsequent approvals, if any, and pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. Private insurance has similar challenges. CytoSorb is currently reimbursed in Germany under government-funded insurance, and in other countries may be covered under the diagnosis-related group (“DRG”), or “lump sum payment” reimbursement, or other generalized reimbursement for acute care medical products. See “Risk Factors ― “Our business could be harmed by adverse economic conditions in Germany, our primary geographical market, or by economic and/or political instability in Germany, the EU or elsewhere caused by various factors.” We are continuously working to obtain or improve upon the type and amount of reimbursement available to us in countries where CytoSorb is available, and as we attempt to move from an existing reimbursement platform to a new reimbursement platform, we may experience interruptions and/or reductions in the amount available for reimbursement. Because of this, there can be no assurance that new reimbursement will be obtained or that existing reimbursement will continue or that such reimbursement will be sufficient to adequately cover the cost of the device or treatment. As a result, our future revenues, profitability and access to capital may be negatively affected by any interruption or reduction in amounts of reimbursement. We plan to seek reimbursement for our product in other EU and non-EU countries to help further adoption. There can be no assurance when, or if, this additional reimbursement might be approved.

We depend upon key personnel who may terminate their employment with us at any time.

As of the issuance date of this Annual Report on Form 10-K, we had 149 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Peter J. Mariani, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each agreement had an initial term of three years and were retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expires on December 31, 2021. On August 14, 2024, CytoSorbents Corporation entered into an executive employment agreement with Peter J. Mariani, who began employment as Chief Financial Officer on August 14, 2024 following the retirement of former CFO Kathy Bloch, with an initial term that expires on December 31, 2025. After the expiration of the initial terms, the employment agreements automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. The employment agreements for the Named Executive Officers above have automatically renewed for another one-year term. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. Additionally, the increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace departing employees at our manufacturing and other facilities and we may experience increased turnover rates. U.S. labor market conditions are currently challenging and labor shortages have been exacerbated during and following the COVID-19 pandemic. These conditions are expected to persist into 2025 and may lead to higher labor costs. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

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

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. In addition, our existing patents are scheduled to expire between 2026 and 2044. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

We previously engaged in discussions with the Brotech Corporation and its affiliate, Purolite International, Inc. (collectively referred to as “Purolite”), which had demonstrated a strong interest in being our polymer manufacturer. For a period of time beginning in December 1998, Purolite engaged in efforts to develop and optimize the manufacturing process needed to produce our polymer products on a commercial scale. However, the parties eventually decided not to proceed. In 2003, Purolite filed a lawsuit against us asserting, among other things, co-ownership and co-inventorship of certain of our patents. On September 1, 2006, the United States District Court for the Eastern District of Pennsylvania approved a Stipulated Order and Settlement Agreement under which we and Purolite agreed to the settlement of the action. The Settlement Agreement provides us with the exclusive right to use our patented technology and proprietary know how relating to adsorbent polymers for a period of 18 years. Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of certain of our products through August 2024, after which time no royalties are due under this settlement agreement.

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

Our existing patents are scheduled to expire between 2026 and 2044. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

Inadequate funding for the FDA, the SEC and other government agencies, or the downsizing thereof in connection with proposals to reduce or eliminate budgetary deficits, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, affect whether government agencies award, promptly pay or continue to fund amounts awarded under grants from such agencies, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and medical devices to be reviewed and/or approved by necessary government agencies as well as affect whether we receive timely payment of amounts awarded to us under grants and contracts with government agencies which would adversely affect our business. For example, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to U.S. government agencies that fund research and development activities.

Our business could be negatively impacted by changes in the domestic and global political environment.

We ship our products internationally and as a result are subject to negative impacts in the global political environment. For example, specific legislative and regulatory proposals can be introduced to change international trade law, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit treaty benefits that, if enacted, could materially increase the cost of our goods to export internationally, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether industry initiatives to seek tariff carve-outs for devices or other life sciences goods and products will be successful. We also cannot predict the effect on our tax and tariff burden, if any, of the imposition of new or increased tariffs by one country and the response of other countries that retaliate in response. It is possible that these changes could adversely affect our business.

Additionally, we could be negatively impacted by political policy changes domestically. For example, federal and state budgetary cuts at state and federal agencies, the withholding of federal grant funds, staffing shortages and the reallocation of regulatory priorities by key federal agencies that oversee our products, services, and associated reimbursement, including FDA and the U.S. Department of Health and Human Services more broadly could adversely affect our business. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.

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

In March 2011, we received approval from our notified body to apply the CE Mark to our CytoSorb device for commercial sale as a cytokine adsorber. We also achieved ISO 13485:2003 Full Quality Systems certification, and have since upgraded to ISO 13485:2016 Full Quality Systems certification, an internationally recognized quality standard designed to ensure that medical device manufacturers have the necessary comprehensive management systems in place to safely design, develop, manufacture and distribute medical devices in the EU. We also achieved the Medical Device Single Audit Program (MDSAP) certification that is necessary for product approval in certain countries such as Canada. We manufacture CytoSorb at our manufacturing facilities in New Jersey for sale in the EU and around the world, as well as for additional clinical studies. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) for medical devices, as set forth in the QSR. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP/QSR requirements as required by our International notified body. Accordingly, we must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products on a timely basis, or at all.

We depend on a limited number of suppliers for chemicals, other raw materials, and molded parts used in the development and manufacture of our products. Although we typically second source and validate the quality of chemicals, raw materials, and molded parts any change in the availability of these components, or availability of single sourced materials, without an alternative source may result in lengthy delays or disruptions in manufacturing if we need to change or cannot identify a supplier for any reason which could have a material impact on our business and results of operations.

Our ability to manufacture and distribute products is dependent, in part, upon availability and quality of chemicals, raw materials, molded parts and other components supplied by third parties. Any disruption in the supply of these ingredients or components or any problems in their standard of quality could materially affect our ability to manufacture and distribute our products, maintain sufficient inventory levels or otherwise meet customer demand, and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. We primarily source the raw materials for our products from domestic suppliers but may be required to source from international suppliers if our domestic suppliers are unable to meet our supply requirements. Generally, we qualify only a single source of reagents and molded parts for use in each product due to the cost and time required to validate and qualify a second source of supply. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, failure to maintain our required standards of quality, or a force majeure event. As a result, we carefully select suppliers, based on various factors including quality, reliability of supply, and long-term financial stability. From time to time, we may experience temporary or long-term disruptions in the supply of certain of our raw materials that could have a material adverse effect on our business, financial condition and results of operations.

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

Broad use of our products may require physicians and other health care providers to be informed about our products and their intended benefits, often supported by clinical data. The time and cost of such an educational process and obtaining such clinical data may be substantial. Inability to successfully carry out this education process, or obtain adequate positive clinical data, may adversely affect market acceptance of our products. We may be unable to educate physicians regarding our products in sufficient numbers or in a timely manner to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds towards physician education before any acceptance or demand for our products is created, if at all.

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

For the year ended December 31, 2024, we derived approximately 37% of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. For example, in October 2024, the German Parliament fully passed the Hospital Care Improvement Act mandating hospital reform beginning in January 2025 through 2029. As part of the reform, government payments to hospitals would de-emphasize the DRG (diagnosis-related group) “lump sum” payment system that incentivizes revenue generation through more patients treated and procedures performed, and instead emphasize base payments focused on quality measures and appropriate patient care. This is expected to favor a shift of routine operations and procedures to outpatient centers, consolidation of smaller hospitals into larger ones, and importantly, an increased focus of remaining hospitals on sicker patients, more complex operations such as cardiothoracic surgery and organ transplant, and on therapies that help reduce the severity of illness and help patients recover faster. Hospitals must also meet strict quality standards to receive money for operations. Although we believe our products are aligned with the goals of Germany healthcare reform, the ultimate scope, implementation and timing of these reforms remains uncertain and we cannot accurately predict the impact that such reforms may have on our business, our customers, our existing reimbursement and such policies and procedures for seeking reimbursement, or our results of operations. Furthermore, we cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the exit by the U.K. from the EU, the war between Russia and Ukraine, the conflict in the Middle East, and trade disputes such as the current trade negotiations between the U.S. and China, or the threatened tariffs with China, Canada, and Mexico, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, our inability to timely engage with and collect payment from customers in Russia and other affected regions, or otherwise affect our ability to do business. Additionally, global events such as the current COVID-19 coronavirus pandemic, war between Russia and Ukraine, and the conflict in the Middle East, that have or could, slow worldwide economies, disrupt travel and trade, and destabilize financial markets, may interfere with our ability to raise capital, sell and market our products, obtain reimbursement and payment of our products, or reduce the ability of our customers to pay for our product. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

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

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our common stock closed as high as $1.55 and as low as $0.70 per share between January 1, 2024 and December 31, 2024 on Nasdaq. On March 28, 2025, the closing price of our common stock, as reported on Nasdaq, was $1.00. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2024, three shareholders hold 17.2% of our shares and our directors and officers hold 5.6% of our shares on a fully diluted basis.

Our Board of Directors may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

On December 3, 2014, we effected a twenty-five-for-one (25:1) reverse split of our common stock. Immediately after the reverse stock split, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated December 3, 2014, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. Pursuant to the Agreement and Plan of Merger effecting the merger, we adopted the certificate of incorporation, as amended and restated, and bylaws of our Delaware subsidiary as our certificate of incorporation and bylaws at effective time of the merger. As a result, our certificate of incorporation, as amended and restated, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, our certificate of incorporation, as amended and restated, which was effective June 12, 2019, authorizes the issuance of up to 100,000,000 shares of common stock, of which approximately 45,170,000 shares remain available for issuance as of December 31, 2024 and may be issued by us without stockholder approval.

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

On September 30, 2024 we entered into a new Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”). Pursuant to the Sale Agreement we may offer to sell, from time-to-time shares of our common stock through “at-the-market” offerings, up to a maximum of $20,000,000. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. Although any sale of securities pursuant to the “at-the-market” offerings will result in a concomitant increase in cash for each share sold, it may result in shareholder dilution and may cause our share price to fall.

The evaluation of potential financial misstatements and determination of the materiality and need to restate certain sections of our previously issued consolidated financial statements has been time consuming, resulted in additional expense and may subject us to additional risks and uncertainties, including loss of investor confidence, and the increased possibility of litigation and regulatory inquiries.

As discussed in Item 8’s Note 12 – Restatement of Previously Issued Financial Information, to correct misstatements in inventory and stock-based compensation for restricted stock units, we have restated certain sections of our audited consolidated financial statements as of and for the year ended December 31, 2023 and our interim unaudited consolidated financial statements contained in the Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2023 and December 31, 2024. The process to identify and evaluate the materiality and impact of potential financial misstatements has been time consuming and resulted in additional expense. The restatement may result in a loss of investor confidence in the accuracy of our financial disclosures and cause reputational risks for our business. In addition, we have incurred, and may continue to incur, additional costs for accounting, audit and legal fees in connection with or related to the restatement. For example, we have recently expended unanticipated fees for multiple accounting and legal advisors to assist with the application of technical accounting requirements. Finally, the restatement could subject us to additional risks and uncertainties, including the increased possibility of litigation, regulatory inquiries, or other matters.

We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in additional restatements of our financial statements, and a failure to meet our reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.

As discussed above, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to a material weakness relating to the accounting for stock-based compensation corresponding to grants of restricted stock units. Specifically, our controls were not effectively designed or operating to ensure that restricted stock unit expense was properly accounted for. We are actively engaged in remediating the identified material weakness. Management has begun implementing measures to strengthen our internal control over financial reporting, including redesigning internal control procedures and enhancing documentation processes related to the accounting for restricted stock unit grant and vesting events. These efforts are intended to ensure accurate and timely reporting in accordance with U.S. GAAP for both interim and annual periods. Because of the inherent limitations in all control systems, no evaluation or strengthening of controls can provide absolute assurance that all control failures within the Company have been or will be detected. Accounting standards are complex and are subject to changing guidance and differing interpretations. Notwithstanding the exertion of significant effort and resources to interpret and apply accounting standards (and any related guidance), it is possible that they may be misinterpreted or misapplied, or that prior interpretations may be reconsidered and changed, which may result in technical accounting errors. Any such accounting error could result in additional restatements of our previously issued consolidated financial statements. Accordingly, we cannot be certain that our efforts to remediate the identified material weakness will ensure effective internal control over financial reporting going forward. We also face risks associated with the cost of establishing, maintaining and enhancing effective internal control over financial reporting. We have invested and expect to continue to invest significant resources in future years, to develop and maintain the necessary documentation and testing procedures required by Section 404(a) of the Sarbanes-Oxley Act. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.

Item 1B.         Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Item 2.         Properties.

We currently operate one facility in Princeton, New Jersey and two facilities in Berlin, Germany as follows:

1.	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of December 31, 2024, our monthly base rent is approximately $121,000.
2.	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month.
3.	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 through its expiration on March 31, 2026.

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

On March 5, 2024, a former employee, filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, alleging breach of the New Jersey Conscientious Employee Protection Act (“CEPA”). The complaint specifically alleges that we violated the provisions of the CEPA by allegedly terminating the former employee in retaliation for complaining about certain business practices. We dispute these allegations and intend to vigorously defend against them, but there can be no assurance as to the outcome of the litigation.

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

Approximate Number of Equity Security Holders

As of March 31, 2025, there were approximately 11,100 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2024.

We have an effective shelf registration statement that was declared effective on September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of December 31, 2024. We have also allocated $19.7 million of our total shelf amount to our ATM facility. As of December 31, 2024, approximately $19.4 million was available for use under the ATM facility.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2024 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6.          [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care unit and cardiac surgery through blood purification. CytoSorbents’ proprietary blood purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. Cartridges filled with these beads can be used with standard blood pumps already in the hospital (e.g. dialysis, ECMO, heart-lung machines). CytoSorbents’ technologies are used in a number of broad applications. Specifically, four important applications are 1) the removal of blood thinners during and after cardiothoracic surgery to reduce the risk of severe bleeding 2) the removal of inflammatory agents in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome, and pancreatitis that can lead to massive inflammation, organ failure and patient death 3) the removal of liver toxins that accumulate in acute liver dysfunction or failure and 4) the removal of myoglobin in severe rhabdomyolysis that can otherwise lead to renal failure. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments.

CytoSorbents’ lead product, CytoSorb®, is approved in the European Union and distributed in more than 70 countries worldwide, with more than 270,000 devices used cumulatively to date. CytoSorb was originally launched in the European Union under CE mark as the first cytokine adsorber. Additional CE mark extensions were granted for bilirubin and myoglobin removal in clinical conditions such as liver disease and trauma, respectively, and for ticagrelor and rivaroxaban removal in cardiothoracic surgery procedures. CytoSorb has also received FDA EUA in the United States for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure, to reduce pro-inflammatory cytokine levels. CytoSorb is not yet approved in the United States.

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

In September 2024, the Company submitted a De Novo medical device application to the FDA requesting marketing approval to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. On November 1, 2024 we received Medical Device Single Audit Program (MDSAP) certification, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Canada, the United States, Brazil, Japan and Australia; and then promptly submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024, with MDSAP certification – a requirement for the submission. Our applications with FDA and Health Canada continue to be in substantive and interactive review, and we continue to expect regulatory decisions from both agencies in 2025. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively.

The Company has numerous marketed products and products under development based upon this unique blood purification technology protected by many issued U.S. and international patents and registered trademarks, and multiple patent applications pending, including ECOS-300CY®, CytoSorb-XL™, HemoDefend-RBC™, HemoDefend-BGA™, VetResQ®, K+ontrol™, DrugSorb™, ContrastSorb, and others. For more information, please visit the Company’s website at www.cytosorbents.com or follow us on Facebook and X.

Summary of Operational and Business Highlights

●	Total product revenue (excluding grant income) was $35.6 million for the year ended December 31, 2024, an increase of $4.5 million, or 15%, compared to the year ended December 31, 2023
●	Gross profit was 25.1 million for the year ended December 31, 2024, an increase of $3.2 million, or 14%, compared to the year ended December 31, 2023
●	Our loss from operations was improved by 47% to approximately $16.8 million, from $31.9 million for the years ended December 31, 2024 and 2023 respectively. This improvement was the result of revenue growth, and a 22% reduction in total operating expense.
●	Secured a $20 million credit facility
●	Launched the PuriFi Pump, and standalone hemoperfusion pump designed to support early treatment with CytoSorb without standard dialysis machines
●	We submitted our DrugSorb-ATR DeNovo marketing application to the FDA on September 27, 2024, and announced FDA acceptance and initiation of substantive review of our application on October 22, 2024. This filing included the results of our STAR-T pivotal trial, and was supported with real world evidence from our STAR Registry
●	We received Medical Device Single Audit Program (MDSAP) certification on November 1, 2024, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Cananda, the United States, Brazil, Japan and Australia
●	Submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024, concurrent with MDSAP certification – a requirement for submission, with data from both the STAR-T trial and the STAR Registry
●	Surpassed 270,000 CytoSorb treatments delivered cumulatively to date
●	In the first quarter of 2025 we strengthened our balance sheet with the completion of a shareholder Rights Offering in January 2025 that provided $5.8 million net proceeds, and then added another $1.5 million, net proceeds with the exercise of the Series A Right Warrant in February. This equity raise satisfied a debt covenant to release $5 million in restricted cash already on our balance sheet. As a result, this raise increased our unrestricted cash liquidity by a total of $12.3 million.

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

Results of Operations

Comparison of the year ended December 31, 2024 and 2023

	For the Year Ended December 31,
	2024		2023
			As Restated
		% of		% of
	Amount	Revenue	Amount	Revenue
Product revenue	$35,594,520	100%	$31,084,953	100.0%
Cost of goods sold	10,468,529	29%	9,131,716	29%
Gross profit	25,125,991	71%	21,953,237	71%
Operating expenses:
Research and development	6,916,181	19%	15,594,442	50%
Selling, general and administrative	34,995,749	98%	38,307,415	123%
Total operating expenses	41,911,930	118%	53,901,857	173%
Loss from operations	(16,785,939)	(47)%	(31,948,620)	(103)%
Other income (expense):
Interest expense, net	(1,399,092)	(4)%	(157,891)	(1)%
Gain (loss) on foreign currency transactions	(4,224,721)	(12)%	1,949,257	6%
Miscellaneous income (expense)	(30)	0%	96,755	0%
Total other income (expense), net	(5,623,843)	(16)%	1,888,121	6%
Loss before benefit from income taxes	$(22,409,782)	(63)%	$(30,060,499)	(97)%

Product Revenue

For the year ended December 31, 2024, we generated total revenue of approximately $35.6 million as compared to revenues of approximately $31.1 million for the year ended December 31, 2023, an increase of approximately $4.5 million, or 15%. The increase in revenues related to increases in direct sales and distributor sales of $1.7 million or 9%, and $2.7 million or 22%, respectively, during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Gross Profit

Gross profit was approximately $25.1 million for the year ended December 31, 2024, an increase of approximately $3.2 million or 14%, as compared to gross profit of $22.0 million for the year ended December 31, 2023. Product gross margins were 71% and 71% for the years ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development costs were approximately $6.9 million and $15.6 million for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $8.7 million, or 56%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial in December 2023. Clinical expenses excluding compensation were approximately $2.8 million and $9.2 million for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $6.4 million. In addition, research and development compensation expenses decreased by $1.2 million from $3.6 million for the year ended December 31, 2023 to $2.4 million for the year ended December 31, 2024, due to reductions in headcount.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $35.0 million and $38.3 million for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $3.3 million, or 9%. This decrease was mainly due to a decrease in salaries of approximately $2.3 million related to headcount reductions, and a decrease in net legal, consulting and professional expenses of approximately $1.4 million.

Loss From Operations

Our loss from operations decreased by 47% to approximately $16.8 million, from $31.9 million for the years ended December 31, 2024 and 2023 respectively. This improvement was the result of revenue growth, and a 22% reduction in total operating expense.

Interest Expense, Net

For the year ended December 31, 2024, Interest expense, net, was approximately $1.4 million, as compared to $0.2 million for the year ended December 31, 2023. The increase was due to interest incurred on the Avenue Capital Group debt that was closed during the second quarter of 2024. This financing increased the principal amount of our debt to $15 million from $5 million and the interest rate increased to 13.5% from 8%.

Gain (Loss) on Foreign Currency Transactions

For the year ended December 31, 2024, the loss on foreign currency transactions was approximately $4.2 million, as compared to a gain on foreign currency transactions of approximately $1.9 million for the year ended December 31, 2023. The loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of December 31, 2024, as compared to December 31, 2023. The exchange rate of the Euro to the U.S. dollar was $1.03 per Euro as of December 31, 2024, as compared to $1.11 per Euro at December 31, 2023. The 2023 gain is directly related to the increase of the exchange rate of the Euro as of December 31, 2023, as compared to December 31, 2022. The exchange rate of the Euro to the U.S. dollar was $1.11 per Euro as of December 31, 2023, as compared to $1.07 per Euro as of December 31, 2022.

Benefit from Income Taxes

Our benefit from income taxes was approximately $1.7 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively. This benefit was realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses to a third party.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of December 31, 2024, we had current assets of approximately $21.6 million and current liabilities of approximately $9.9 million. As of December 31, 2024, $19.7 million of our total shelf amount was allocated to our at-the-market facility (“ATM facility”), of which approximately $19.4 million remained available.

During the year ended December 31, 2024, the Company sold 382,823 shares pursuant to the Sale Agreement, at an average selling price of $1.01 per share, generating proceeds of approximately $179,000, net of fees.

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

We are also proactively managing our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR to U.S. FDA and Health Canada and the development of clinical data. We have also instituted and continue to maintain tight control over expenditures and have lowered our spending significantly over the past year.

As of December 31, 2024, we have approximately $9.8 million in cash (a non-GAAP measure), including approximately $3.3 million in unrestricted cash and cash equivalents, $5 million in restricted cash classified as a current asset, and $1.5 million of non-current restricted cash which is not expected to fund Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements This matter raise substantial doubt about the Company’s ability to continue as a going concern. However, as of the issuance date of this Annual Report on Form 10-K, the Company continues to be in the process of an equity raise through a Rights Offering that has included the following:

●	On January 10, 2025, we closed the subscription period of its previously announced shareholder Rights Offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock. The Right Warrants, as discussed below, will provide additional opportunity to purchase up to an additional 6,250,000 shares of common stock.
●	Proceeds from the Rights Offering satisfied the second condition of a debt covenant which now allows for the $5.0 million of restricted cash on our consolidated balance sheet to become unrestricted, and available for use.
●	The Right Warrants are exercisable commencing on their date of issuance and the exercise price shall be equal to (i) in the case of the Series A Right Warrants, 90% of the 5-day volume weighted average price of our Common Stock over the last 5-trading days prior to the expiration date of the Series A Right Warrants on February 24, 2025, rounded down to the nearest whole cent but (x) not lower than $1.00 and (y) not higher than $2.00, and (ii) in the case of the Series B Right Warrants, 90% of the 5-day volume weighted average price of our common stock over the last 5-trading days prior to the expiration date of the Series B Right Warrants on April 10, 2025, rounded down to the nearest whole cent but (x) not lower than $2.00 and (y) not higher than $4.00.
●	Exercise of the Right Warrants require additional investment separate from the purchase of the Units. We reserved 6.25 million shares of common stock for exercise of the Right Warrants, after which any remaining unexercised Right Warrants will immediately expire worthless. The Right Warrants are transferable until they have expired.
●	On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 Million in aggregate gross proceeds.

As of the issuance date of this Annual Report on Form 10-K, we have raised a total of $7.3 million, net of offering fees, through the Rights Offering, and the exercise of the Series A Right Warrants. The equity raises also provided for $5 million of restricted cash to become unrestricted. As a result, our proforma unrestricted cash and cash equivalents, a non-GAAP measure, on December 31, 2024, assuming the net proceeds from the Rights Offering and the Series A Right Warrant exercise had occurred at that date, has increased by $12.3 million to $15.6 million, compared to the as reported amount of $3.3 million

Our expected future capital requirements may depend on many factors including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the regulatory approval and introduction of DrugSorb-ATR in the U.S. and Canada which is expected in 2025, and the related opportunity to receive Tranche 2 of Avenue Capital Commitment by December 31, 2025 and extend the principle re-payment terms of the facility beginning in the third quarter of 2026. Additional sources of liquidity available to us include issuance of additional equity securities through the Series B Right Warrant, or other public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is actively pursuing financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

Loan and Security Agreement

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group. Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million, to be disbursed in two tranches: (1) one tranche of $15 million (“Tranche 1”), of which $10 million is available to the Company on the Closing Date and $5 million which remained classified as restricted cash through January 10, 2025, when it was released from its restriction as the following conditions were met: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. A second tranche of up to $5 million, may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application (“Tranche 2” and together with Tranche 1, the “Avenue Capital Commitment”). All unpaid principal and accrued and unpaid interest shall be due and payable in full by the maturity date. If the 2nd tranche is fully funded by December 2025, the maturity date is January 1, 2028; otherwise, the maturity date is July 1, 2027. Commencing on August 1, 2024, the Company shall make monthly interest only payments during the initial 25-month period following the Closing Date, followed by equal monthly installments through the maturity date consisting of principal plus accrued and unpaid interest.

On October 22, 2024, the Company announced that the FDA had accepted its application of for DrugSorb-ATR, which was one of the two conditions required by the restricted cash debt covenant. Proceeds from the Rights Offering on January 10, 2025 satisfied the second condition of the debt covenant which now allows for the $5,000,000 of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use.

The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and will additionally be used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment shall bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50)%.

For further discussion regarding the Loan Agreement please see Long Term Debt note to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Research and Development, Net of Grant Income

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred.

Currently, accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development, and no products or services are transferred to the grantor. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for profit business entities from government entities, the Company has adjusted its accounting policy for recording grants to analogize the guidance provided by IAS 20. Accordingly, the Company has retroactively, as of January 1, 2023, reclassified grant income, net of expenses, as a reduction of research and development expenses.

Stock Based-Compensation

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company grants stock-based awards including stock options, restricted stock units and performance-based stock awards to their employees as compensation for their service. The Company recorded approximately $3,759,534 of stock-based compensation expense during the year ended December 31, 2024. In 2024, the Company granted 1,214,400 performance awards, and recorded stock-based compensation expense of approximately $208,000 related to these awards. The number of shares awarded are contingent on certain performance metrics, and the quantity of awards received can range based on the level of performance achieved.

Lease Commitments

We currently operate our leased facility in Princeton, New Jersey and two leased facilities in Berlin, Germany as follows:

●	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of December 31, 2024, our monthly base rent is approximately $121,000.

●	Our office facility leases in Berlin, Germany requires combined base rent payments for a total of 11,495 square feet amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2026. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month.
●	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 through its expiration on March 31, 2026.

Patents

Legal costs incurred to establish patents are capitalized. When patents are issued, capitalized costs are amortized on the straight-line method over the related patent term. In the event a patent is abandoned, the net book value of the patent is written off.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.            Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference. See Item 15 of Part IV.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to a material weakness, as further described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Discussion of Material Weakness

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the accounting for inventory and stock-based compensation corresponding to grants of Restricted Stock Units. Specifically, our controls were not effectively designed or operating to ensure that inventory and restricted stock unit grants or vesting activities were recorded within the proper accounts and at the proper amounts.

Remediation Activities

We are actively engaged in remediating the identified material weakness. Management has begun implementing measures to strengthen our internal control over financial reporting, including redesigning internal control procedures and enhancing documentation processes related to the accounting for restricted stock unit grant and vesting events. These efforts are intended to ensure accurate and timely reporting in accordance with U.S. GAAP for both interim and annual periods. Key steps in our remediation plan include:

-	Developing and implementing more robust control procedures to validate that the inputs and assumptions used in stock-based compensation expense calculation models are accurate and reflect proper application of generally accepted accounting principles.
-	Increasing oversight and review by executive management to ensure the completeness and accuracy of restricted stock unit expense calculations and their corresponding Journal Entries.

We are committed to completing the remediation of this material weakness as expeditiously as possible and expect these enhancements to be fully implemented during the fiscal year ending December 31, 2025. However, the material weakness will not be considered fully remediated until the new controls have been operational for a sufficient period of time and tested to demonstrate their effectiveness.

Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Item 9B.         Other Information.

None.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10.          Directors, Executive Officers and Control Persons.

Information required by this Item regarding our executive officers, Board of Directors, Section 16(a) compliance, Audit Committee, Audit Committee financial expert, Code of Business Conduct and Ethics, and other corporate governance matters is incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders, scheduled for June 12, 2025. This proxy statement, containing the sections “Officers and Key Employees,” “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors and Corporate Governance 1 Matters,” will be filed within 120 days of our fiscal year end

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions), is posted in the “Corporate Governance” section of our website, www.cytosorbents.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The Nasdaq Stock Market.

The information presented on our website is not a part of this Annual Report on Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Item 11.          Executive Compensation.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2025 annual meeting of stockholders scheduled to be held on June 12, 2025, which we intend to file within 120 days of the end of our fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Equity Compensation Plan Information” contained in our definitive proxy statement for our 2025 annual meeting of stockholders scheduled to be held on June 12, 2025, which we intend to file within 120 days of the end of our fiscal year.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2025 annual meeting of stockholders scheduled to be held on June 12, 2025, which we intend to file within 120 days of the end of our fiscal year.

Item 14.          Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2025 annual meeting of stockholders scheduled to be held on June 12, 2025, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)          Financial Statements and Schedules:

1.      Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are included herein:

2.      Financial Statement Schedules

Not applicable.

3.      List of Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated June 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8

3.2	Second Amended and Restated Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8

4.1	Description of Capital Stock of CytoSorbents Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2023).

4.3	Form of Subscription Right Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.4	Form of Series A Right Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.5	Form of Series B Right Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

10.1+	Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Phillip P. Chan (incorporated by reference to Exhibit 10.1

10.2+	Amended and Restated Employment Agreement, dated as of July 30

10.3+	Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Kathleen P. Bloch (incorporated by reference to Exhibit 10.3

10.4+

Employment Agreement by and between the Company and Efthymios Deliargyris, M.D., dated April 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.5+†

Consulting Agreement, dated March 31, 2023, by and between the Company and Ms. Kathleen P. Bloch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2023).

10.6+

Employment Agreement, dated September 18, 2023, by and between the Company and Ms. Kathleen Bloch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.7

Consulting Agreement, dated August 13, 2024, by and between the Company and Kathleen P. Bloch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.8+

Employment Agreement, dated August 14, 2024, by and between the Company and Mr. Peter J. Mariani (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.9+	Form of Payment Reduction Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.10+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.11

Restricted Stock Unit Award Agreement (Inducement Award), dated as of August 14, 2024, by and between the Registrant and Peter Mariani (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.12

Nonstatutory Option Award Agreement (Inducement Award), dated as of August 14, 2024, by and between the Registrant and Peter Mariani (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.13

Nonstatutory Option Award Agreement (Inducement Award), dated as of August 14, 2024, by and between the Registrant and Peter Mariani (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.14

Royalty Agreement between Guillermina Vega Montiel and the Registrant dated as of August 11, 2003 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.15

Assignment and Assumption of Certain Royalty Rights, dated as of November 22, 2022, by and among Robert Shipley Living Trust, ROKK, LLC, and CytoSorbents Medical, Inc (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9,2023).

10.16	Stipulated Order and Settlement Agreement between Bro-Tech Corporation,

10.17†

Distribution Agreement between Biocon Biologics Limited and the Registrant dated as of September 20, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.18†

First Amendment to the Distribution Agreement between Biocon Biologics Limited and the Registrant, dated October 30, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.19+	CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form

10.20+

Amendment No. 1 to the CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 filed with the SEC on November 4, 2014).

10.21

Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 26, 2019).

10.22

Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1

10.23

First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2019, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1

10.24

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 4, 2020, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.25

Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

10.26

Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of December 28, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2022).

10.27

Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 8, 2023, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2023).

10.28

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 16, 2023, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023).

10.29†

Loan and Security Agreement, dated as of June 28, 2024, by and among CytoSorbents Corporation, the lenders, and the administrative and collateral agent party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

10.30†

Supplement to the Loan and Security Agreement, dated as of June 28, 2024, by and among CytoSorbents Corporation, the lenders, and the administrative and collateral agent party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

10.31

Form of Warrant, by and between CytoSorbents Corporation and Avenue Venture Opportunities Fund, LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

10.32

Success Fee Letter, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2018).

10.33

Success Fee Letter, dated as of January 19, 2022, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

10.34†

Exclusive Distribution Agreement, dated as of September 26, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2019).

10.35†

Amendment to Exclusive Distribution Agreement, dated December 15, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2019).

10.36

Open Market Sale AgreementSM, dated as of December 30, 2021, by and between CytoSorbents Corporation and Jefferies LLC (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.37

Marketing Agreement, dated as of August 1, 2022, by and between CytoSorbents Corporation and Fresenius Medical Care Deutschland GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022).

10.38

Lease, dated as of March 26, 2021, by and between 300 CR LLC and CytoSorbents Medical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

10.39†

Securities Purchase Agreement, dated as of December 11, 2023, by and among CytoSorbents Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2023).

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).

23.1*	Consent of WithumSmith+Brown, PC.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).

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

Item 16.          Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2025.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	March 31, 2025
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Peter J. Mariani	Chief Financial Officer	March 31, 2025
Peter J. Mariani	(Principal Financial and Accounting Officer)

/s/ Michael G. Bator	Chairman of the Board	March 31, 2025
Michael G. Bator

/s/ Alan D. Sobel	Director	March 31, 2025
Alan D. Sobel

/s/ Edward R. Jones	Director	March 31, 2025
Edward R. Jones

/s/Jiny Kim	Director	March 31, 2025
Jiny Kim

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CytoSorbents Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (the ‘Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity, cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the Previously Issued Consolidated Financial Statements

As discussed in Note 12 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct material misstatements related to stock-based compensation expense for restricted stock units and inventory.

Emphasis of the Matter – Restatement of Unaudited Interim Condensed Consolidated Financial Statements

As discussed in Note 12 to the consolidated financial statements, the unaudited interim condensed consolidated financial statements as of and for the three months ended March 30, 2024 and 2023, as of and for the three and six months ended June 30, 2024 and 2023, and as of and for the three and nine months ended September 30, 2024 and 2023, have been restated to correct material misstatements related to stock-based compensation expense for restricted stock units and inventory.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used in operations, and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of warrants

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company entered into a Loan and Security Agreement in June 2024. As additional consideration for the commitment, the Company also issued the lender warrants with a fair value of $690,709 to purchase an aggregate of 1,645,569 shares of the Company’s common stock for cash at the exercise price of $0.79, which expire on June 28, 2029. The Company determined that the warrants met all the criteria for equity classification and recorded them as a component of additional paid-in capital upon the closing of the transaction in July 2024.

The principal considerations for our determination of the financial statement classification of the warrants as a critical audit matter are the existence of complexities in applying the accounting standards related to certain warrant agreement provisions, including settlement provisions and derivative elements. Auditing these elements involved especially complex auditor judgment, specialized knowledge and skills due to the terms of the applicable agreement

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, obtaining an understanding of and evaluating the design and implementation of controls over management’s process for the accounting treatment, reading the agreements, and evaluating the accounting for the warrant issuance. Testing management’s process included (i) evaluating the internal controls and application of the accounting framework used by management; (ii) testing the mathematical accuracy of management’s calculations; (iii) testing the inputs and assumptions used and (iv) testing the completeness and accuracy of the underlying data used in the calculations. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s application of the accounting framework and (ii) testing the mathematical accuracy of management’s calculation and evaluating the conclusion related to the accounting classification of the warrant issuance.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2004.

East Brunswick, New Jersey

March 31, 2025

PCAOB ID Number 100

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2024	2023
		As restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,279,926	$14,131,137
Restricted cash, current	5,000,000	—
Grants and accounts receivable, net of allowances of $157,701 and $49,663 at December 31, 2024 and 2023, respectively	7,319,597	6,057,072
Inventories	2,732,907	3,375,817
Prepaid expenses and other current assets	3,270,812	1,834,485
Total current assets	21,603,242	25,398,511

Property and equipment - net	9,002,383	10,056,354
Restricted cash	1,483,958	1,483,958
Right-of-use asset	11,511,236	12,058,896
Other assets	3,770,681	3,958,603
Total Assets	$47,371,500	$52,956,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,339,885	$3,802,170
Accrued expenses and other current liabilities	6,031,670	7,359,786
Lease liability – current portion	452,688	373,636
Current maturities of long-term debt	—	2,500,000
Total current liabilities	9,824,243	14,035,592
Lease liability, net of current portion	12,443,971	12,896,659
Long-term debt, net of current maturities	13,996,350	2,542,857
Total Liabilities	36,264,564	29,475,108

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized at December 31, 2024 and 2023; and 54,830,146 and 54,240,265 shares issued and outstanding at December 31, 2024 and 2023, respectively	54,830	54,240
Additional paid-in capital	310,808,711	306,187,314
Accumulated other comprehensive income	4,252,013	529,321
Accumulated deficit	(304,008,618)	(283,289,661)
Total stockholders’ equity	11,106,936	23,481,214
Total Liabilities and Stockholders’ Equity	$47,371,500	$52,956,322

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
		As restated
Product revenue	$35,594,520	$31,084,953
Cost of goods sold	10,468,529	9,131,716
Gross profit	25,125,991	21,953,237
Operating expenses:
Research and development, net of grant income	6,916,181	15,594,442
Selling, general and administrative	34,995,749	38,307,415
Total operating expenses	41,911,930	53,901,857
Loss from operations	(16,785,939)	(31,948,620)
Other income (expense):
Interest expense, net	(1,399,092)	(157,891)
Gain (loss) on foreign currency transactions	(4,224,721)	1,949,257
Miscellaneous income (expense)	(30)	96,755
Total other income (expense), net	(5,623,843)	1,888,121

Loss before benefit from income taxes	(22,409,782)	(30,060,499)

Benefit from income taxes	1,690,825	813,739

Net loss attributable to common stockholders	$(20,718,957)	$(29,246,760)

Basic and diluted net loss per common share	$(0.38)	$(0.65)

Weighted average number of shares of common stock outstanding	54,434,609	44,656,391

Comprehensive loss:
Net loss	$(20,718,957)	$(29,246,760)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,027,003	(1,799,874)
Comprehensive loss	$(16,691,953)	$(31,046,634)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2022	43,635,715	$43,635	$287,000,021	$2,329,195	$(253,997,878)	$35,374,973
Cumulative effect of adjustments to beginning balance	—	—	777,310	—	(45,023)	732,287
Stock-based compensation (as restated)	—	—	4,155,342	—	—	4,155,342
Proceeds from the exercise of stock options for cash, net of fees incurred	84,905	85	218,193	—	—	218,278
Issuance of common stock offerings, net of fees incurred	10,389,554	10,390	14,245,542	—	—	14,255,932
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	130,091	130	(209,094)	—	—	(208,964)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	(1,799,874)	—	(1,799,874)
Net loss (as restated)	—	—	—	—	(29,246,760)	(29,246,760)
Balance at December 31, 2023 (as restated)	54,240,265	$54,240	$306,187,314	$529,321	$(283,289,661)	$23,481,214
Stock-based compensation	—	—	3,759,534	—	—	3,759,534
Issuance of common stock offerings, net of fees incurred	382,823	385	178,269	—	—	178,654
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	207,058	205	(7,115)	—	—	(6,910)
Issuance of warrants	—	—	690,709	—	—	690,709
Other comprehensive loss, foreign currency translation adjustment	—	—	—	3,722,692	—	3,722,692
Net loss	—	—	—	—	(20,718,957)	(20,718,957)
Balance at December 31, 2024	54,830,146	$54,830	$310,808,711	$4,252,013	$(304,008,618)	$11,106,936

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
		As restated
Cash flows from operating activities:
Net loss	$(20,718,957)	$(29,246,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	111,422	42,857
Amortization of debt discount	264,702	—
Amortization of loan costs	116,028	—
Depreciation and amortization	1,570,104	1,459,066
Amortization of right-of-use asset	174,024	564,356
Bad debt expense	115,161	14,434
Impairment of patents	333,735	655,685
Foreign currency transaction (gains) losses	4,224,721	(1,949,257)
Stock-based compensation	3,759,534	4,155,342
Changes in operating assets and liabilities:
Grants and accounts receivable	(1,720,419)	(245,616)
Inventories	500,466	183,273
Prepaid expenses and other current assets	(1,351,805)	1,104,167
Other assets	1,050	(49)
Accounts payable and accrued expenses	(1,807,575)	1,607,366
Net cash used in operating activities	(14,427,809)	(21,655,136)

Cash flows from investing activities:
Purchases of property and equipment	(284,343)	(538,115)
Patent costs	(385,087)	(398,121)
Net cash used in investing activities	(669,430)	(936,236)

Cash flows from financing activities:
Proceeds from long-term debt	15,000,000	—
Repayment of long-term debt	(5,000,000)	—
Payment of final fee	(150,000)	—
Payment of loan costs	(697,950)	—
Equity contributions - net of fees incurred	178,654	14,255,932
Proceeds from exercise of stock options	—	218,278
Net cash provided by financing activities	9,330,704	14,474,210
Effect of exchange rates on cash	(84,676)	(99,769)
Net change in cash, cash equivalents, and restricted cash	(5,851,211)	(8,216,931)

Cash, cash equivalents, and restricted cash at beginning of year	15,615,095	23,832,026
Cash, cash equivalents, and restricted cash at end of year	$9,763,884	$15,615,095

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,290,396	$376,668

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with long-term debt	$690,709	$—
Capital expenditures included in accounts payable	$7,968	$—
Settlement of accrued bonuses with restricted stock units	$197,892	$403,939

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024, the Company’s total cash and cash equivalents and restricted cash was approximately $9.8 million, with $6.5 million classified as restricted, and $3.3 million as unrestricted and available to fund operations. This matter raises substantial doubt about the Company’s ability to continue as a going concern.

As of the issuance date of this Annual Report on Form 10-K, the Company has raised a total of $7.3 million, net of offering fees, through the Rights Offering (see Note 13 – Subsequent Event), and the exercise of the Series A Right Warrants (see Note 13 – Subsequent Event). The equity raises also provided for $5 million of restricted cash to become unrestricted. As a result, our proforma unrestricted cash and cash equivalents, a non-GAAP measure, on December 31, 2024, assuming the net proceeds from the Rights Offering and the Series A Right Warrant exercise had occurred at that date, has increased by $12.3 million to $15.6 million, compared to the as reported amount of $3.3 million.

Our expected future capital requirements may depend on many factors including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the regulatory approval and introduction of DrugSorb-ATR in the U.S. and Canada which is expected in 2025, and the related opportunity to receive Tranche 2 of Avenue Capital Commitment (See Note 5. Long-Term Debt) by December 31, 2025 and extend the principal re-payment terms of the facility beginning in the third quarter of 2026. Additional sources of liquidity available to us include issuance of additional equity securities through the Series B Right Warrant, or other public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is actively pursuing financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company through its subsidiary CytoSorbents Medical, Inc and based in New Jersey, is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly-owned European subsidiary, CytoSorbents Europe GmbH, based in Berlin, Germany conducts sales and marketing related operations for the CytoSorb device outside of the United States.

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

Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recorded in cumulative translation adjustment, a component of accumulated other comprehensive income. Foreign currency transactions gains and losses are included in other income (loss), net in the consolidated statements of operations and other comprehensive loss.

Segment Information

The Company manages its operations and allocates resources as a single operating segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”) who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted includes amounts held as collateral for a letter of credit with Bridge Bank, securing the College Road facility lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated balance sheets and consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$3,279,926	$14,131,137
Restricted cash, current	5,000,000	—
Restricted cash	1,483,958	1,483,958
Total cash, cash equivalents and restricted cash*	$9,763,884	$15,615,095

* See Note 1 – Basis of Presentation for further discussion regarding restricted cash.

Grants and Accounts Receivable (Net of Allowance for Credit Losses)

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they are recognized as an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the financial statements as a whole for the year ended December 31, 2024.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of patents and other long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. During the years ended December 31, 2024 and 2023, the Company wrote-off patent costs of approximately $333,735 and $655,685, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in legal, financial and other consulting in the consolidated statements of operations and comprehensive loss.

Leases

The Company accounts for leases in accordance with FASB Accounting Standards Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines if a contract contains a lease at the inception date and determines the lease classification, recognition, and measurement at commencement date. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. Certain of the Company’s lease agreements include provisions for the Company to pay the lessor for common area maintenance, real estate taxes, and insurance, which the Company accounts for as variable lease costs.

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

Research and Development, Net of Grant Income

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred.

Currently, accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development, and no products or services are transferred to the grantor. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for profit business entities from government entities, the Company has adjusted its accounting policy for recording grants to analogize the guidance provided by International Accounting Standard 20 (“IAS 20”). Accordingly, the Company has retroactively, as of January 1, 2023, reclassified grant income, net of expenses, as a reduction of research and development expenses.

Research and Development

All research and development costs, payments to laboratories, research consultants and costs related to clinical trials and studies are expensed when incurred. Grant income, net of expenses, is presented as a reduction of research and development expenses.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $335,284 and $252,686, in 2024 and 2023, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company is accounting for an uncertain tax position of approximate $2.2 and $2.1 million for the years ended December 31, 2024 and 2023, respectively. The Company had no unrecognized tax benefits as of December 31, 2024 and 2023. The Company files tax returns in the U.S. federal and state jurisdictions.

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

As of December 31, 2024, and 2023 one distributor accounted for approximately 19% of outstanding grants and accounts receivables. For the years ended December 31, 2024 and 2023, one distributor accounted for 11% and 10%, respectively, of the Company’s total revenue.

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

The warrants issued upon the closing of the Company’s December 13, 2023, offering and the closing of the Company’s June 2024 debt financing both met the criteria for equity classification under ASC 815. Accordingly, these warrants have been classified as equity as of December 31, 2024 and December 31, 2023.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, including stock options, restricted shares (“RSUs”), based on estimated fair values at the award grant date. The fair value of stock-based awards is amortized over the vesting period of the award using a straight-line method.

Stock-based compensation expense for awards with performance conditions is recognized when it is probable that the performance condition will be achieved and is then recognized over the requisite service period. Any changes in the probability assessment are accounted for as a cumulative true up to the current period compensation cost.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility, expected dividend yield of stock and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from the Company’s historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The Company accounts for forfeitures in the period they occur.

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

The following table presents the calculation of net loss per share:

	Years Ended December 31,
	2024	2023
Basic and Diluted:		As Restated*
Numerator:
Net loss attributable to common stockholders per consolidated statements of operations	$(20,718,957)	$(29,246,760)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	54,434,609	44,656,391

Net loss per common share attributable to common stockholders, basic and diluted	$(0.38)	$(0.65)

* See Note 12 – Restatement of Previously Issued financial information for details.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the Stock Split:

	As of December 31,
	2024	2023
Stock options outstanding	12,341,914	10,548,174
Warrants for common stock	4,352,130	2,706,561
RSUs*	3,450,836	3,254,005

*Total number of RSUs include 2,809,500 units with a Change in Control-Based performance condition.

Shipping and Handling Costs

The cost of shipping products to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of goods sold. Total freight costs amounted to approximately $409,273 and $464,324 for the years ended December 31, 2024 and 2023, respectively.

Effect of Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company implemented the updated guidance as of January 1, 2024, and this did not have an impact on its consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280), which will require public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating reportable business segments. In addition, the ASU requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker, an amount for other segment items by reportable business segment, including a description of its composition, and the primary measures of a business segment’s profit or loss in assessing segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company implemented the updated guidance as of December 31, 2024, which resulted in the addition of new segments disclosures (see Note 11). Also, the implementation of ASU 2023-07, did not have an impact on other disclosures to the consolidated financial statements.

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

On November 19, 2024, the Financial Accounting Standards Board (the “FASB”) issued a proposed Accounting Standards Update to establish authoritative guidance for the accounting and reporting of government grants received by business entities. The FASB has decided to pursue an International Accounting Standards 20 (“IAS 20”) accounting model. Under IAS 20, a grant relating to income may be reported separately as ‘other income’ or deducted from the related expense. The Company has evaluated its accounting and reporting policy for government grants relative to this project and the requirements of IAS 20. Currently, accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development, and no products or services are transferred to the grantor. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for profit business entities from government entities, the Company has adjusted its accounting policy for recording grants to analogize the guidance provided by IAS 20. Accordingly, the Company has retroactively, as of January 1, 2023, reclassified grant income, net of expenses, as a reduction of research and development expenses.

Reclassification of Grant Income and Operating Expenses

As noted above on Effect of Recent Accounting Pronouncements the Company has retroactively, as of January 1, 2023, reclassified grant income, net of expenses, as a reduction of research and development expenses. For the years ended December 31, 2024 and 2023, Grant Income and the related expenses were as follows:

	2024	2023
Grant income	$3,610,759	$5,264,426
Grant income-related expenses	$(3,583,233)	$(5,129,952)

In addition, the Company changed its accounting policy to report legal, financial and other consulting costs, which was previously its own separate line item within the Operating Expenses section of the Consolidated Statements of Operations and Comprehensive Loss to now being merged into the Selling, General and Administrative Expenses line item. These expenses previously presented within legal, financial and other consulting costs are general and administrative in nature; accordingly, the updated presentation would provide the user of the Consolidated Financial Statements a better picture of the purpose of those expenses. For the years ended December 31, 2024 and 2023, the total amount of expenses that would have been reported as Legal, financial and other consulting costs under the previous accounting policy amounted to $3,199,357 and $4,272,296, respectively.

For comparative purposes, the Company has recorded the following reclassification adjustments to the previously reported Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023:

	As Previously Reported	Adjustments	As Reclassified*
Grant income	$5,264,426	$(5,264,426)	$—
Total revenue	$36,349,379	$(5,264,426)	$31,084,953
Cost of revenues	$(13,957,356)	$5,129,952	$(8,827,404)	*
Gross profit	$22,392,023	$(134,474)	$22,257,549	*
Research and development	$(15,728,915)	$134,473	$(15,594,442)
Legal, financial and other consulting	$(4,272,296)	$4,272,296	$—
Selling, general and administrative	$(33,600,065)	$(4,272,296)	$(37,872,361)	*
Total operating expenses	$(53,601,276)	$134,474	$(53,466,803)

* See Note 12 – Restatement to Previously Issued Financial Information for further adjustments to these line items.

For comparative purposes, the Company has recorded the following reclassification adjustments to the previously reported Consolidated Statements of Cash Flows:

	As Previously Reported	Adjustments	As Reclassified*
Non-cash compensation	$371,397	$(371,397)	$—
Stock-based compensation	$3,329,307	$371,397	$3,700,704

* See Note 12 – Restatement to Previously Issued Financial Information for further adjustments to these line items. * These reclassification adjustments reflected in these consolidated cash flows statements line items also reflect the restatement adjustments applicable to the statements of changes to stockholders’ equity.

3. REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2024:

		Distributors/
	Direct	Strategic Partners	Total
Product revenue:
United States	$114,611	$36,000	$150,611
Germany	13,049,729	—	13,049,729
All other countries	7,616,123	14,778,057	22,394,180

Product revenue	$20,780,463	$14,814,057	$35,594,520

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2023:

		Distributors/
	Direct	Strategic Partners	Total
Product revenue:
United States	$66,773	$—	$66,773
Germany	12,964,806	—	12,964,806
All other countries	5,956,042	12,097,332	18,053,374

Product revenue	$18,987,621	$12,097,332	$31,084,953

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

In summary, the contracts the Company has with customers are the distributor/strategic partner contracts related to CytoSorb product sales, agreements with direct customers related to free-of-charge product and credit rebates based upon achieving minimum purchase levels. The Company does not currently incur any outside/third-party incremental costs to obtain any of these contracts.

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2024	December 31, 2023
Contract receivables, which are included in grants and accounts receivable	$4,426,890	$3,846,271
Contract liabilities, which are included in accrued expenses and other current liabilities	$596,042	$1,577,141

Contract receivables represent balances due from product sales to distributors amounting to $4,233,888 and $3,270,724 at December 31, 2024 and 2023, respectively, and billed and unbilled amounts due on government contracts amounting to $193,002 and $575,547 at December 31, 2024 and 2023, respectively. Contract receivable amounted to $3,822,452 as of January 1, 2023.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $176,714 and $196,322 at December 31, 2024 and 2023, respectively, and deferred grant liability related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $419,328 and $1,376,819 at December 31, 2024 and 2023, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

The Company had the following major classes of inventory:

	December 31,
	2024	2023
		As Restated*
Raw Materials	$569,824	$685,801
Work in Process	502,525	838,871
Finished Goods	1,964,870	1,851,145
Inventories	$3,037,219	$3,375,817

* See Note 12 – Restatement of Previously Issued financial information for details.

Property and equipment - net

The Company’s Property and equipment - net, consist of the following:

			Depreciation/
	December 31		Amortization
	2024	2023	Period

Furniture and fixtures	$1,453,623	$1,462,778	7 years
Equipment and computers	5,491,048	5,404,743	3 to 7 years
Leasehold improvements	6,282,710	6,224,863	Lesser of term of lease or estimated useful life
	13,227,381	13,092,384
Less accumulated depreciation and amortization	4,224,998	3,036,030
Property and Equipment, Net	$9,002,383	$10,056,354

Depreciation expense for the years ended December 31, 2024 and 2023, amounted to $1,341,262 and $1,239,600, respectively.

Other assets

Other assets consist of the following:

	December 31,
	2024	2023

Patent applications pending	$1,612,118	$1,945,532
Patents issued	3,390,768	2,982,253
Less accumulated amortization of patents issued	(1,254,850)	(1,021,233)
Patents, net	3,748,036	3,906,552
Other	22,644	52,051
Other Assets	$3,770,680	$3,958,603

Patent amortization expense amounted to $235,146, and $222,836 for the years ended December 31, 2024 and 2023, respectively.

Patent amortization expense for the next five years and thereafter is scheduled as follows:

2025	$253,622
2026	252,481
2027	246,956
2028	234,087
2029	234,087
Thereafter	914,685
Scheduled amortization of patents issued	$2,135,918

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
		As Restated
Accrued salaries and commissions	$3,387,675	$3,344,080
Professional fees	769,577	956,432
Clinical studies	589,577	686,908
Deferred revenue	419,331	1,380,821
Other	865,510	991,545
Accrued expenses and other current liabilities	$6,031,670	$7,359,786

* See Note 12 – Restatement of Previously Issued financial information for details.

5. LONG-TERM DEBT

Avenue Capital Group:

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million, to be disbursed in two tranches: (1) one tranche of $15 million (“Tranche 1”), of which $10 million was available to the Company on the Closing Date and $5 million constitutes restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction will be released on a dollar for dollar basis for equity raised between $3 million and $5 million and (2) a second tranche of up to $5 million, which may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application (“Tranche 2” and together with Tranche 1, the “Avenue Capital Commitment”). The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge

Bank and will additionally be used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment shall bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50)%.

On October 22, 2024 the Company announced that the FDA had accepted its application of DrugSorb-ATR, which was one of the two conditions required by the restricted cash debt covenant. Proceeds from the Rights Offering on January 10, 2025 (See note 13 – Subsequent Event) satisfied the second condition of the debt covenant which now allows for the $5 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use.

The loan requires interest-only payments for the first 25 months, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity. All unpaid principal and accrued and unpaid interest shall be due and payable in full on July 1, 2027; provided, however that if the Company draws the full amount of Tranche 2 by December 2025, all unpaid principal and accrued and unpaid interest shall be due and payable in full by January 1, 2028.

As of the Closing Date, the Company recorded the following discounts:

Fair value of warrants issued to Avenue Capital Group	$690,000
Debt issuance cost	640,000
Commitment fee paid on the Closing Date (1% of the Avenue Capital Group commitment)	200,000
Total discounts recorded at inception against Avenue Capital Group Long Term Debt	$1,530,000

The Company amortizes debt discounts as interest expense using the interest method through the maturity date. The loan and security agreement included a final payment upon maturity of $900,000. The Company accretes the final payment as interest expense using the interest method through the maturity date.

Upon a prepayment, the Company would incur a fee ranging from 1% to 3% of the outstanding principal, depending of the time of payment in relation to the maturity date.

The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of December 31, 2024, the Company was in compliance with these covenants.

As additional consideration for the Commitment, on June 28, 2024, the Company also issued Avenue Capital Group with warrants with a fair value of $690,709 to purchase an aggregate of 1,645,569 shares of the Company’s common stock for cash at the exercise price of $0.79, which expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants meet the criteria for equity classification under ASC 815.

The Lenders were also granted the right while the Commitment is outstanding to convert up to an aggregate amount of $2 million of the principal amount of the outstanding Growth Capital Loans into the Company’s common stock at a fixed conversion price of 120% of the Closing Price (as defined in the warrant) or $0.95 per share (the “Conversion Option”).

The Company’s obligations under the Loan and Security Agreement are joint and several. The obligations under the Loan and Security Agreement are secured by a first priority security interest in favor of the Lenders with respect to the Company’s Shares (as defined in the Loan and Security Agreement) and the Company’s Collateral (as defined in the Loan and Security Agreement), which includes the Company’s intellectual property, pursuant to that certain Intellectual Property Security Agreement, dated as of June 28, 2024, by and between the Company and the Administrative and Collateral Agent.

As of December 31, 2024, long-term debt consists of the following:

Principal amount	$15,000,000
Less unamortized debt discount	(1,003,650)
Subtotal	13,996,350
Less current maturities	—
Long-term debt net of current maturities	$13,996,350

As of December 31, 2024, principal payments of long-term debt are due as follows:

2026	$6,250,000
2027	8,750,000
Total	$15,000,000

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its existing outstanding debt with Bridge Bank.

As of December 31, 2023, long-term debt consists of the following amounts due to Bridge Bank:

Principal amount	$5,000,000
Accrued final fee	42,857
Subtotal	5,042,857
Less current maturities	2,500,000
Long-term debt net of current maturities	$2,542,857

As of December 31, 2024, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

2022 Success Fee Letter

Pursuant to the 2022 Success Fee Letter, the Borrower will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5,000,000 if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). Borrower may pay the Success Fee in cash or in shares of common stock, at Borrower’s sole discretion. The right of Bank to receive the Success Fees and the obligation of the Borrower to pay the Success Fees hereunder shall terminate on the date that is fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans. The termination date of the 2022 Success Fee Letter is December 27, 2027.

6. LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of December 31, 2024, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statement of operations and cash flows related to operating leases is as follows:

	For the year ended December 31,
	2024	2023
Cash paid in connection with operating leases	$1,683,461	$2,403,025
Operating lease expense	$2,234,616	$1,802,490

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2024	2023
Right-of-use asset	$11,511,236	$12,058,896
Lease liability – current portion	$452,688	373,636
Lease liability – net of current portion	12,443,971	12,896,659
Total lease liability	$12,896,659	$13,270,295
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	11.7 years	12.7 years

As of December 31, 2024, the maturities of the lease liabilities are as follows:

2025	$1,695,676
2026	1,735,747
2027	1,776,920
2028	1,819,224
2029	1,862,893
Thereafter	13,550,383
Future operating lease payments	22,440,843
Imputed interest	(9,544,184)
Total lease liability	$12,896,659

7. INCOME TAXES

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company’s consolidated loss before income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(11,722,734)	$(21,913,297)
Foreign	(10,687,048)	(8,147,202)
Total	$(22,409,782)	$(30,060,499)

The provision for income taxes consists of the following:

	December 31,
	2024	2023
State Tax, including sale of New Jersey losses & credits	$(1,690,825)	$(813,739)
Foreign tax provision	—	—
Total	$(1,690,825)	$(813,739)

The Company has deemed any foreign earnings will be indefinitely reinvested. Currently, foreign operations have resulted in an accumulated deficit. The Company will continue to analyze their stance if their circumstances change in the future.

As of December 31, 2024, the Company had federal net operating loss (“NOL”) carry forwards of $103,299,951, state NOL carry forwards of $6,449,176, and foreign NOL carry forwards of $59,061,197 which are available to reduce future taxable income. Any unutilized NOL carry forwards will begin to expire at various dates starting in 2025 and some may be carried indefinitely. As of December 31, 2024 and 2023, the Company had Federal and state research and development tax credit carryforwards of $2,224,012 and $0 (net of uncertain tax benefits), respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2026.

The federal NOL carryforwards of $47.7 million, if not utilized, will expire between 2025 and 2038. The federal NOL carryforwards of $55.7 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. In addition to the new provisions enacted under the Tax Cuts and Jobs Act, This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether such a change has occurred and accordingly, the utilization of the net operating loss carryforwards may be subject to certain limitations.

Sale of NOLs

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses and R&D tax credits under the State of New Jersey Technology Business Tax Certificate Transfer Program.

As of December 31, 2024, the Company has accrued a receivable $1,690,825 from the approved sale of the 2023 state NOL and research and development credits. The Company expects to collect this receivable in the first half of 2025.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
		As Restated
Current and long term deferred tax assets:
Federal NOL	$21,692,990	$20,409,328
Foreign NOL	17,164,274	15,172,966
NJ NOL	458,536	1,253,713
Net operating loss carryforward	39,315,800	36,836,007
Stock Options	482,824	418,776
Federal R&D Credit	2,224,012	2,113,233
NJ R&D Credit	—	197,406
Research and development credit carryforward	2,224,012	2,310,639
Other	458,013	242,841
Charitable Contributions	5,832	5,832
Accruals and others	463,845	248,673
§174(b) research & experimental	5,485,885	5,495,850
§163(j) business interest expense	255,450	—
Lease Liability	3,625,251	3,730,280
Gross deferred tax assets	51,853,067	49,040,225
Less valuation allowance	(48,267,681)	(45,334,554)
	3,585,386	3,705,671
Deferred tax liability:
Fixed Assets	(349,578)	(315,915)
Right of Use Asset	(3,235,808)	(3,389,756)
Net deferred tax assets	$—	$—

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

The changes in valuation allowance for the years ended December 31, 2024 and 2023 were $2,933,127 and $6,031,103, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.6	5.1
Foreign rate differential	3.1	2.2
Permanent items	(3.6)	(1.9)
Other rate change and true-up	0.3	(0.7)
NJ NOL and R&D credit write-off	(8.4)	—
True up of foreign NOLs	(4.2)	—
NJ Amended NOL	1.8	—
Uncertain tax positions	(0.6)	(7.0)
Change in valuation allowance	(13.1)	(20.1)
R&D credit	1.1	1.8
Sale of 2023 NJ R&D & NOL	7.6	2.7
Other	—	(0.4)
Effective income tax rate	7.6%	2.7%

A reconciliation of the unrecognized tax benefit balances is as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of the year	$2,113,233	$—
Increase for tax positions of prior years	(9,276)	1,571,431
Increase for tax positions in current year	120,056	541,802
Balance at end of the year	$2,224,013	$2,113,233

The total amount of unrecognized tax benefits that could affect our effective tax rate, if recognized, was $2.2 million and $2.1 as of December 31, 2024 and 2023, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and New Jersey. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2024, no significant adjustments have been proposed relative to our tax positions.

For year ended December 31, 2024, there are no interest and penalties relating to our uncertain tax positions.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation.

On March 5, 2024, a former employee, filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, alleging breach of the New Jersey Conscientious Employee Protection Act (“CEPA”). The complaint specifically alleges that we violated the provisions of the CEPA by allegedly terminating the employee in retaliation for complaining about certain business practices. We dispute these allegations and intend to vigorously defend against them, but there can be no assurance as to the outcome of the litigation.

Royalty Agreement

The Company is party to various royalty and license agreements that require the payment of royalty fees. Royalty expense amounted to approximately $1.9 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. Royalty expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The decrease in royalty fees in 2024 was the result of the expiration of a 4% royalty in August of 2024, net of increases in revenue applicable to royalty agreements.

401 (k) Plan

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations. Effective January 1, 2021, the Company changed its matching contribution to 100% of the participants contribution up to three percent of compensation plus 50% of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to $472,022 and $405,408 for the years ended December 31, 2024 and 2023, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

In June 2019, the Company amended and restated its Certificate of Incorporation. The amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

For the years ended December 31, 2024 and 2023, issuance of common stock offerings, net of fees incurred were as follows:

	For the year ended December 31, 2024		For the year ended December 31, 2023
	Shares Issued	Proceeds, Net of Fees	Shares Issued	Proceeds, Net of Fees
December 13, 2023 Offering	—	$—	7,733,090	$9,785,000
Open Market Sale Agreement with Jefferies LLC	382,823	178,654	2,656,464	4,470,932
	382,823	$178,654	10,389,554	$14,255,932

December 13, 2023 Offering

On December 13, 2023, the Company closed on a registered direct offering for the sale of common stock, directly to investors, which included warrants to purchase up to 2,706,561 shares of common stock (the “Offering”). Each share of common stock and accompanying warrant to purchase up to 0.35 shares of common stock, were sold together for a combined purchase price of $1.33 (before issuance costs). Each warrant is immediately cash exercisable at an exercise price of $2.00 per share and will expire on the fifth anniversary of the issue date. The Company’s executive officers, directors, and certain non-executive officer employees of the Company also participated in the Offering with a combined investment of $435,000.

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

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. However, as a result of limitations related to our market capitalization discussed above, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to approximately $19.7 million from time to time through the Agent. If the Company’s public float increases above $75 million, the Company may sell additional amounts under the Sales Agreement. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement will be issued and sold pursuant to the Company’s 2024 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

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

10. STOCK-BASED COMPENSATION

Stock Option Plans

As of December 31, 2024, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

In June 2024, the Company amended and restated CytoSorbents Corporation 2014 Long-term Incentive Plan (the “Plan”). The amended and restated CytoSorbents Corporation 2014 Long-term Incentive Plan (the “Plan”) increased the number of shares to be reserved and authorized for issuance under the Plan by 7,500,000 shares to 20,900,000 shares of our Common Stock.

A total of 20,900,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2023, there were approximately 647,000 and 654,000 shares of common stock remaining for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2024, there were approximately 3,700,000 and 654,000 shares of common stock remaining for issuance under the 2014 Plan and the 2006 Plan, respectively.

Total stock-based compensation expense for the year ended December 31, 2024 amounted to $3.8 million, of which $3.2 million and $0.6 million were for stock options and restricted stock units, respectively. Total stock-based compensation expense for the year ended December 31, 2023 amounted to $4.2 million, of which $3.3 million and $0.9 million were for stock options and restricted stock units, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The summary of the stock option activity for the years ended December 31, 2024 and 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)

Outstanding, December 31, 2022	9,474,824	$4.66	7.36
Granted	2,601,880	$3.43	9.52
Forfeited	(974,555)	$2.96	—
Expired	(467,332)	$5.61	—
Exercised	(86,643)	$2.59	—
Outstanding, December 31, 2023	10,548,174	$4.49	7.01
Granted	3,982,846	$0.97	9.32
Forfeited	(1,391,897)	$2.24	—
Expired	(797,209)	$5.34	—
Outstanding, December 31, 2024	12,341,914	$3.55	6.81

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes the following inputs into account.

	Grant Date	Expected Life	Expected		Risk Free
	Exercise Price	of the Stock	Volatility	Expected	Interest Rate
Year - Ended	Range	Option*	Range	Dividends	Range
December 31, 2023	$1.17 - $3.71 per share	6 years	70.4% to 75.6%	—%	3.50% to 4.76%
December 31, 2024	$0.84 - $1.19 per share	6 years	75.6% to 80.1%	—%	3.60% to 4.65%

*The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term.

In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2024 of $0.91 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2024	Price	Life (Years)	Value
$0.84 - $13.20	12,341,914	$3.55	6.81	$1,000

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2024	Price	Value
6,107,366	$5.46	$—

The summary of the status of the Company’s non-vested options for the year ended December 31, 2024, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2024	5,205,736	$1.89
Granted	3,982,846	0.68
Forfeited	(1,391,897)	1.52
Vested	(1,562,137)	2.26
Non-vested, December 31, 2024	6,234,550	$1.09

As of December 31, 2024, the Company had approximately $3,035,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over 32 months.

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

The following table is a summary the outstanding balance of these restricted stock units at the end of each of the past two calendar years:

	Total	Intrinsic Value
December 31, 2022	2,890,500	$4,480,275
Granted 2023	394,000	—
Forfeited 2023	(461,000)	—
December 31, 2023	2,823,500	$3,134,085
Granted 2024	331,250	—
Forfeited 2024	(345,250)	—
December 31, 2024	2,809,500	$2,556,645

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units has been recorded in the consolidated statements of operations and comprehensive loss through the year ended December 31, 2024.

Other Restricted Stock Units:

The following table outlines the restricted stock unit activity (not related to change in control-based awards) for the year ended December 31, 2024:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2024	430,505	$3.31
Granted	548,000	$0.96
Forfeited	(40,000)	$3.73
Vested	(297,169)	$3.23
Non-vested, December 31, 2024	641,336	$1.31

The following table outlines the restricted stock unit activity for the year ended December 31, 2023:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2023	312,092	$4.42
Granted	385,000	$3.23
Forfeited	(62,500)	$3.57
Vested	(204,087)	$4.79
Non-vested, December 31, 2023	430,505	$3.31

At December 31, 2024 and December 31, 2023, the remaining weighted average vesting period for restricted stock awards subject to vesting was 43 months and 37 months, respectively and the remaining unrecognized restricted stock unit compensation expense was $538,000 and $842,000, respectively.

Warrants

As of December 31, 2024, the Company had 2,706,561 warrants outstanding related to the Company’s December 13, 2023 Offering. These warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the Company’s Loan and Security Agreement with Avenue and these warrants have an exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants are exercisable into the Company’s common stock.

11. SEGMENT INFORMATION

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing, testing and selling blood purification medical devices. The Company’s chief operating decision maker, or CODM, is the Company’s Chief Executive Officer. The CODM assesses performance of the segment and decides how to allocate resources based on Revenue growth, Gross Margin, Operating Expenses, adjusted net loss, adjusted EBITDA and cash burn (cash used in operating and investing activities) derived from the Company’s consolidated results of operations and cash flows and total assets of the segment.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in New Jersey, and Berlin Germany. Long-lived assets consist of property and equipment, net and operating lease right-of-use assets.

Factors used in determining the reportable segment include the nature of the Company’s operations, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2 to the consolidated financial statements of the Company included in this Annual Report on Form 10-K.

The Company operates as one reportable operating segment. Consisting of one reportable operating segment, the components presented in the consolidated statements of operations also present the components of the Company’s single operating segment.

The CODM uses financial metrics to evaluate the Company’s spending and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization. The financial metrics used by the CODM in evaluating the Company’s spending and monitoring budget versus actual results are as follows:

	Years ended
	December 31,
	2024	2023
		As Restated*

Product revenue	$35,594,520	$31,084,953
Gross Profit	$25,125,991	$21,953,237
Gross Margin	71%	71%
Total Operating Expenses	$41,911,930	$53,901,857
EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net loss	$(20,718,957)	$(29,246,760)
Interest expense	1,399,092	(157,891)
Benefits from income taxes	(1,690,825)	813,739
Depreciation and amortization expense	1,570,104	1,459,066
Loss before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	(19,440,586)	(28,443,541)
Stock-based compensation	3,759,534	4,155,342
Gain (loss) on foreign currency transactions	4,224,721	(1,949,257)
Adjusted EBITDA, a non-GAAP measure	$(11,456,331)	$(26,237,456)
Adjusted net loss, a non-GAAP measure:
Net loss	$(20,718,957)	$(29,246,760)
Stock-based compensation	3,759,534	4,155,342
Gain (loss) on foreign currency transactions	4,224,721	(1,949,257)
Adjusted net loss, a non-GAAP measure	$12,734,702	$27,040,675
Total cash used in operating and investing activities	$(15,097,239)	$(22,591,372)
Total Assets	$47,675,811	$52,956,322

* See Note 12 – Restatement of Previously Issued financial information for details.

Significant expense categories regularly provided to the CODM consist of the following:

	Years ended December 31,
	2024	2023
		As Restated*

Research and development:
Clinical expenses	$4,482,691	$11,329,684
Other research and development expenses	2,433,490	4,264,758
Total research and development	$6,916,181	$15,594,442

Selling, general and administrative
Commission expense	$2,903,705	$2,289,773
Royalty expense	1,869,016	2,156,323
Stock-based compensation	3,759,534	4,155,341
Legal, financial and consulting	3,178,787	4,272,296
Other general and administrative	23,244,707	25,433,682
Total selling, general and administrative	$34,995,749	$38,307,415

* See Note 12 – Restatement of Previously Issued financial information for details.

Capital expenditures of the segment totaled $669,430 and $936,236 for the years ended December 31, 2024 and 2023, respectively.

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

Restatement of Previously Issued Financial Information

During the year ended December 31, 2024, the Company identified and corrected the following errors, which were recorded incorrectly in previously issued financial statements included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q:

-Overstatement of Inventory due to a clerical error.
-Understatement of stock-based compensation expense and related corrections of accrued liabilities, additional paid in capital, and accumulated deficit related to errors in the application of the Company’s accounting policy for RSUs. Based on the Company’s accounting policy for stock-based compensation, expense for RSUs is measured and recorded against additional paid-in-capital based on estimated fair values at the award’s grant date. The Company incorrectly adjusted compensation expense based on the fair value of the award at its vesting date. In addition, the Company recorded part of the compensation expense against accrued liabilities.

The following periods were impacted by the restatement:

-	the audited consolidated financial statements as of and for the year ended December 31, 2023,
-	the interim unaudited condensed consolidated financial statements as of and for the first three quarters of the year ended December 31, 2023, and
-	the interim unaudited condensed consolidated financial statements as of and for the first three quarters of the year ended December 31, 2024.

Summary of Effect of Restatement of Previously Issued Financial Information

The tables below summarize the impact of the restated amounts on the previously reported consolidated balance sheets for the impacted periods. The Consolidated Balance Sheet adjustments in the tables below that impact the line items of additional paid-in capital, accumulated deficit, and total stockholders’ equity also reflecting the same amounts that those line items were impacted in the Consolidated Statements of Changes in Stockholders’ Equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of March 31, 2023, as previously reported (Unaudited)	$1,725,673	$28,164,991	$57,462,835	$7,329,386	$10,435,916	$28,507,390	$288,514,368	$(261,323,761)	$28,955,445	$57,462,835
Effect of restatement	—	—	—	(982,492)	(982,492)	(982,492)	1,023,458	(40,966)	982,492	—
As of March 31, 2023, as restated (Unaudited)	$1,725,673	$28,164,991	$57,462,835	$6,346,894	$9,453,424	$27,524,898	$289,537,826	$(261,364,727)	$29,937,937	$57,462,835

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of June 30, 2023, as previously reported (Unaudited)	$2,045,985	$23,643,953	$52,444,767	$7,400,735	$10,351,130	$28,350,071	$290,199,035	$(267,476,845)	$24,094,696	$52,444,767
Effect of restatement	—	—	—	(365,876)	(365,876)	(365,876)	854,971	(489,095)	365,876	—
As of June 30, 2023, as restated (Unaudited)	$2,045,985	$23,643,953	$52,444,767	$7,034,859	$9,985,254	$27,984,195	$291,054,006	$(267,965,940)	$24,460,572	$52,444,767

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of September 30, 2023, as previously reported (Unaudited)	$2,977,146	$19,260,643	$47,575,037	$7,580,287	$11,972,396	$29,063,415	$292,153,561	$(276,670,365)	$18,511,622	$47,575,037
Effect of restatement	—	—	—	(299,965)	(299,965)	(299,965)	764,826	(464,861)	299,965	—
As of September 30, 2023, as restated (Unaudited)	$2,977,146	$19,260,643	$47,575,037	$7,280,322	$11,672,431	$28,763,450	$292,918,387	$(277,135,226)	$18,811,587	$47,575,037

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of December 31, 2023, as previously reported	$3,680,129	$25,702,823	$53,260,634	$7,870,149	$14,545,955	$29,985,471	$305,196,874	$(282,505,272)	$23,275,163	$53,260,634
Effect of restatement	(304,312)	(304,312)	(304,312)	(510,363)	(510,363)	(510,363)	990,440	(784,389)	206,051	(304,312)
As of December 31, 2023, as restated	$3,375,817	$25,398,511	$52,956,322	$7,359,786	$14,035,592	$29,475,108	$306,187,314	$(283,289,661)	$23,481,214	$52,956,322

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of March 31, 2024, as previously reported (Unaudited)	$3,738,767	$19,992,800	$47,070,605	$8,132,063	$13,424,101	$28,142,680	$305,984,268	$(288,863,133)	$18,927,925	$47,070,605
Effect of restatement	—	—	—	(700,457)	(700,457)	(700,457)	1,215,696	(515,239)	700,457	—
As of March 31, 2024, as restated (Unaudited)	$3,738,767	$19,992,800	$47,070,605	$7,431,606	$12,723,644	$27,442,223	$307,199,964	$(289,378,372)	$19,628,382	$47,070,605

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of June 30, 2024, as previously reported (Unaudited)	$4,316,752	$21,955,300	$53,426,791	$6,877,163	$10,336,268	$36,690,188	$307,514,758	$(293,006,279)	$16,736,603	$53,426,791
Effect of restatement	—	—	—	(692,020)	(692,020)	(692,020)	1,359,220	(667,201)	692,019	(1)
As of June 30, 2024, as restated (Unaudited)	$4,316,752	$21,955,300	$53,426,791	$6,185,143	$9,644,248	$35,998,168	$308,873,978	$(293,673,480)	$17,428,622	$53,426,790

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

				Accrued
				expenses						Total
				and other					Total	Liabilities and
		Total Current		current	Total Current	Total	Additional paid-	Accumulated	Stockholders’	Stockholders’
	Inventories	Assets	Total Assets	liabilities	Liabilities	Liabilities	in capital*	deficit*	Equity*	Equity
As of September 30, 2024, as previously reported (Unaudited)	$3,247,756	$16,597,368	$47,804,011	$5,660,051	$8,430,191	$34,804,921	$308,441,887	$(295,340,370)	$12,999,090	$47,804,011
Effect of restatement	—	—	—	(145,782)	(145,782)	(145,782)	1,245,114	(1,099,333)	145,782	(1)
As of September 30, 2024, as restated (Unaudited)	$3,247,756	$16,597,368	$47,804,011	$5,514,269	$8,284,409	$34,659,139	$309,687,001	$(296,439,703)	$13,144,872	$47,804,010

* The restatement adjustment reflected in these balance sheet line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

The tables below summarize the impact of the restated and reclassified amounts on the previously reported consolidated statements of operations and comprehensive loss:

				Six Months	Nine Months
				Ended	Ended
	Three Months Ended (Unaudited)			(Unaudited)	(Unaudited)	Year Ended
	March 31,	June 30,	September 30,	June 30,	September 30,	December 31,
	2023	2023	2023	2023	2023	2023
Cost of goods sold:
As previously reported (incl. reclassification)	$2,531,198	$2,092,856	$2,161,044	$4,624,054	$6,785,231	$8,827,404
Effect of restatement	—	—	—	—	—	304,312
As restated and reclassified	$2,531,198	$2,092,856	$2,161,044	$4,624,054	$6,785,231	$9,131,716

Gross Profit:
As previously reported (incl. reclassification)	$5,378,841	$5,979,556	$5,592,972	$11,358,396	$16,951,369	$22,257,549
Effect of restatement	—	—	—	—	—	(304,312)
As restated and reclassified	$5,378,841	$5,979,556	$5,592,972	$11,358,396	$16,951,369	$21,953,237

Selling, general and administrative:
As previously reported (incl. reclassification)	$9,132,508	$8,908,983	$9,207,867	$18,041,490	$27,316,155	$37,872,361
Effect of restatement	(3,453)	448,136	(5,261)	444,683	439,422	435,054
As restated and reclassified	$9,129,055	$9,357,119	$9,202,606	$18,486,173	$27,755,577	$38,307,415

Total Operating Expenses:
As previously reported (incl. reclassification)	$13,270,437	$12,538,793	$12,943,170	$25,809,228	$38,819,197	$53,466,803
Effect of restatement	(3,453)	448,136	(5,261)	444,683	439,422	435,054
As restated and reclassified	$13,266,984	$12,986,929	$12,937,909	$26,253,911	$39,258,619	$53,901,857

Loss From Operations
As previously reported	$(7,891,596)	$(6,559,237)	$(7,350,198)	$(14,450,832)	$(21,867,828)	$(31,209,254)
Effect of restatement	3,453	(448,136)	5,261	(444,683)	(439,422)	(739,366)
As restated	$(7,888,143)	$(7,007,373)	$(7,344,937)	$(14,895,515)	$(22,307,250)	$(31,948,620)

Loss Before Benefit From Income Taxes
As previously reported	$(7,325,883)	$(6,153,084)	$(9,193,520)	$(13,478,967)	$(22,672,487)	$(29,321,134)
Effect of restatement	3,453	(448,136)	5,261	(444,683)	(439,422)	(739,365)
As restated	$(7,322,430)	$(6,601,220)	$(9,188,259)	$(13,923,650)	$(23,111,909)	$(30,060,499)

Net Loss Attributable To Common Stockholders
As previously reported	$(7,325,883)	$(6,153,084)	$(9,193,520)	$(13,478,967)	$(22,672,487)	$(28,507,395)
Effect of restatement	3,453	(448,136)	5,261	(444,683)	(439,422)	(739,365)
As restated	$(7,322,430)	$(6,601,220)	$(9,188,259)	$(13,923,650)	$(23,111,909)	$(29,246,760)

Basic And Diluted Net Loss Per Common Share
As previously reported	$(0.17)	$(0.14)	$(0.21)	$(0.31)	$(0.52)	$(0.64)
Effect of restatement	$0.00	$(0.01)	$0.00	$(0.01)	$(0.00)	$(0.01)
As restated	$(0.17)	$(0.15)	$(0.21)	$(0.32)	$(0.52)	$(0.65)

Comprehensive Loss
As previously reported	$(7,934,091)	$(6,545,758)	$(7,537,846)	$(14,479,849)	$(22,017,695)	$(30,307,269)
Effect of restatement	3,453	(448,136)	5,261	(444,683)	(439,422)	(739,365)
As restated	$(7,930,638)	$(6,993,894)	$(7,532,585)	$(14,924,532)	$(22,457,117)	$(31,046,634)

				Six Months	Nine Months
				Ended	Ended
	Three Months Ended (Unaudited)			(Unaudited)	(Unaudited)
	March 31,	June 30,	September 30,	June 30,	September 30,
	2024	2024	2024	2024	2024
Cost of goods sold :
As previously reported (Incl. reclassification)	$2,420,222	$2,339,206	$3,356,965	$4,759,429	$8,116,394
Effect of restatement	(304,312)	—	—	(304,312)	(304,312)
As restated and reclassified	$2,115,910	$2,339,206	$3,356,965	$4,455,117	$7,812,082

Gross Profit:
As previously reported (Incl. reclassification)	$6,569,298	$6,502,583	$5,255,830	$13,071,880	$18,327,710
Effect of restatement	304,312	—	—	304,312	304,312
As restated and reclassified	$6,873,610	$6,502,583	$5,255,830	$13,376,192	$18,632,022

Selling, general and administrative:
As previously reported (Incl. reclassification)	$9,247,906	$8,401,933	$7,826,632	$17,649,838	$25,476,470
Effect of restatement	35,161	151,963	433,432	187,125	620,557
As restated and reclassified	$9,283,067	$8,553,896	$8,260,064	$17,836,963	$26,097,027

Total Operating Expenses:
As previously reported (Incl. reclassification)	$11,494,816	$9,921,405	$9,652,077	$21,416,221	$31,068,297
Effect of restatement	35,161	151,963	433,432	(187,125)	620,557
As restated and reclassified	$11,529,977	$10,073,368	$10,085,509	$21,603,346	$31,688,854

Loss From Operations
As previously reported	$(4,925,518)	$(3,418,822)	$(4,396,247)	$(8,344,341)	$(12,740,587)
Effect of restatement	269,150	(151,963)	(433,432)	117,187	(316,245)
As restated	$(4,656,368)	$(3,570,785)	$(4,829,679)	$(8,227,154)	$(13,056,832)

Loss Before Benefit From Income Taxes
As previously reported	$(6,357,861)	$(4,143,146)	$(2,334,091)	$(10,501,007)	$(12,835,098)
Effect of restatement	269,150	(151,963)	(433,432)	117,187	(316,245)
As restated	$(6,088,711)	$(4,295,109)	$(2,767,523)	$(10,383,820)	$(13,151,343)

Net Loss Attributable To Common Stockholders
As previously reported	$(6,357,861)	$(4,143,146)	$(2,334,091)	$(10,501,007)	$(12,835,098)
Effect of restatement	269,150	(151,963)	(433,432)	117,187	(316,245)
As restated	$(6,088,711)	$(4,295,109)	$(2,767,523)	$(10,383,820)	$(13,151,343)

Basic And Diluted Net Loss Per Common Share
As previously reported	$(0.12)	$(0.08)	$(0.04)	$(0.19)	$(0.24)
Effect of restatement	$0.01	$0.00	$(0.01)	$(0.00)	$(0.00)
As restated	$(0.11)	$(0.08)	$(0.05)	$(0.19)	$(0.24)

Comprehensive Loss
As previously reported	$(5,134,686)	$(3,721,824)	$(4,664,834)	$(8,856,510)	$(13,521,344)
Effect of restatement	$269,150	$(151,963)	$(433,432)	$117,187	$(316,245)
As restated	$(4,865,536)	$(3,873,787)	$(5,098,266)	$(8,739,323)	$(13,837,589)

The table below summarizes the impact of the restated amounts on the previously reported consolidated statements of cash flows. The consolidated statements of cash flows adjustments in the tables below that impact the line items of stock-based compensation also reflect the same amounts that the stock-based compensation line items was impacted by in the consolidated statements of changes in stockholders’ equity.

	Three
	Months	Six Months	Nine Months
	Ended	Ended	Ended
	(Unaudited)	(Unaudited)	(Unaudited)	Year Ended
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023
Cash Flows From Operating Activities:
Net Loss Attributable To Common Stockholders:
As previously reported	$(7,325,883)	$(13,478,967)	$(22,672,487)	$(28,507,394)
Effect of restatement	3,453	(444,683)	(439,422)	(739,366)
As restated	$(7,322,430)	$(13,923,650)	$(23,111,909)	$(29,246,760)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-Based Compensation*
As previously reported	$1,080,486	$1,295,028	$2,647,678	$3,700,704
Effect of restatement	(3,453)	444,683	439,422	454,638
As restated	$1,077,033	$1,739,711	$3,087,100	$4,155,342

Inventories
As previously reported	$1,747,144	$1,449,881	$471,822	$(121,039)
Effect of restatement	—	—	—	304,312
As restated	$1,747,144	$1,449,881	$471,822	$183,273

Accounts Payable and accrued expenses
As previously reported	$629,833	$291,068	$1,047,700	$1,623,580
Cumulative effect of restatement adjustments on balance sheet (year-to-date)	(250,206)	366,410	432,320	221,923
Non-cash reclassification to additional paid-in-capital	250,206	(366,410)	(432,320)	(238,137)
As restated	$629,833	$291,068	$1,047,700	$1,607,366

* The restatement adjustment reflected in this statements of cash flows line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

	Three
	Months	Six Months	Nine Months
	Ended	Ended	Ended
	(Unaudited)	(Unaudited)	(Unaudited)
	March 31,	June 30,	September 30,
	2024	2024	2024
Cash Flows From Operating Activities:
Net Loss Attributable To Common Stockholders:
As previously reported	$(6,357,861)	$(10,501,007)	$(12,835,098)
Effect of restatement	269,150	117,187	(316,245)
As restated	$(6,088,711)	$(10,383,820)	$(13,151,343)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-Based Compensation*
As previously reported	$924,304	$1,761,888	$2,248,403
Effect of restatement	35,161	187,125	620,557
As restated	$959,465	$1,949,013	$2,868,960

Accounts Payable and accrued expenses
As previously reported	$(1,281,724)	$(2,032,014)	$(3,165,684)
Cumulative effect of restatement adjustments on balance sheet (year-to-date)	190,094	181,657	(364,581)
Non-cash reclassification to additional paid-in-capital	(190,094)	(181,657)	364,581
As restated	$(1,281,724)	$(2,032,014)	$(3,165,684)

* The restatement adjustment reflected in this statements of cash flows line items also reflect the restatement adjustments applicable to the statements of stockholders’ equity.

The table below summarizes the impact of the restated and reclassified amounts on the previously reported consolidated statements of changes in stockholders’ equity:

				Six Months	Nine Months
				Ended	Ended
	Three Months Ended (Unaudited)			(Unaudited)	(Unaudited)	Year Ended
	March 31,	June 30,	September 30,	June 30,	September 30,	December 31,
	2023	2023	2023	2023	2023	2023

Net loss (row), Accumulated deficit (column), Stockholders’ equity (column)
As previously reported (incl. reclassification)	$(7,325,883)	$(6,153,084)	$(9,193,520)	$(13,478,967)	$(22,672,487)	$(28,507,394)
Effect of restatement	3,453	(448,136)	5,261	(444,683)	(439,422)	(739,366)
As restated and reclassified	$(7,322,430)	$(6,601,220)	$(9,188,259)	$(13,923,650)	$(23,111,909)	$(29,246,760)

Stock-based compensation (row), Additional paid-in capital (column), Stockholders’ equity (column)
As previously reported (incl. reclassification)	$1,080,486	$214,542	$1,352,650	$1,295,028	$2,647,678	$3,700,704
Effect of restatement	(3,453)	448,136	(5,261)	444,683	439,422	454,638
As restated and reclassified	$1,077,033	$662,678	$1,347,389	$1,739,711	$3,087,100	$4,155,342
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes (row), Additional paid-in capital (column), Stockholders’ equity (column)
As previously reported (incl. reclassification)	$—	$183,600	$220,211	$260,151	$403,811	$403,809
Effect of restatement	—	(260,873)	(351,293)	(612,166)	(612,775)	(612,773)
As restated and reclassified	$—	$(77,273)	$(131,082)	$(352,015)	$(208,964)	$(208,964)

				Six Months	Nine Months
				Ended	Ended
	Three Months Ended (Unaudited)			(Unaudited)	(Unaudited)
	March 31,	June 30,	September 30,	June 30,	September 30,
	2024	2024	2024	2024	2024

Net loss (row), Accumulated deficit (column), Stockholders’ equity (column)
As previously reported (incl. reclassification)	$(6,357,861)	$(4,143,146)	$(2,334,091)	$(10,501,007)	$(12,835,099)
Effect of restatement	269,150	(151,963)	(433,432)	117,187	(316,245)
As restated and reclassified	$(6,088,711)	$(4,295,109)	$(2,767,523)	$(10,383,820)	$(13,151,344)

Stock-based compensation (row), Additional paid-in capital (column), Stockholders’ equity (column)
As previously reported (incl. reclassification)	$924,304	$837,584	$486,515	$1,761,888	$2,248,403
Effect of restatement	35,161	151,963	433,432	187,125	620,557
As restated and reclassified	$959,465	$989,547	$919,947	$1,949,013	$2,868,960
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes (row), Additional paid-in capital (column), Stockholders’ equity (column)
As previously reported (incl. reclassification)	$—	$11,201	$186,692	$11,201	$197,892
Effect of restatement	—	(17,428)	(285,796)	(17,428)	(204,802)
As restated and reclassified	$—	$(6,227)	$(99,104)	$(6,227)	$(6,910)

In relation to the errors discussed above, the consolidated statements of changes in stockholders’ equity includes a cumulative effect of adjustments to the beginning balances as of January 1, 2023 of additional paid-in-capital (increase of $777,310), accumulated deficit (decrease of $45,023) and stockholders’ equity (increase of $732,287).

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below.

Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.8 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock. Up to an additional 6.25 million shares of common stock may be issued upon exercise of the Right Warrants.

Proceeds from the closing of the subscription period satisfy a debt covenant which allows for $5,000,000 of restricted cash on the Company’s consolidated balance sheets to now become unrestricted, and available for use.

The Right Warrants are exercisable commencing on their date of issuance and the exercise price shall be equal to (i) in the case of the Series A Right Warrants, 90% of the 5-day volume weighted average price of our Common Stock over the last 5-trading days prior to the expiration date of the Series A Right Warrants on February 24, 2025, rounded down to the nearest whole cent but (x) not lower than $1.00 and (y) not higher than $2.00, and (ii) in the case of the Series B Right Warrants, 90% of the 5-day volume weighted average price of our Common Stock over the last 5-trading days prior to the expiration date of the Series B Right Warrants on April 10, 2025, rounded down to the nearest whole cent but (x) not lower than $2.00 and (y) not higher than $4.00.

Exercise of the Right Warrants require additional investment separate from the purchase of the Units. 6.25 million shares of common stock have been reserved for exercise of the Right Warrants, after which any remaining unexercised Right Warrants will immediately expire worthless. The Right Warrants are transferable until they have expired.

On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.5 million net of fees).