Form 10-Q
period 2025-03-31
Cytosorbents Corp
filed 2025-05-14
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 62,610,376 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,587,275	$3,279,926
Restricted cash, current	—	5,000,000
Grants and accounts receivable, net of allowances of $173,356 and $157,701 as of March 31, 2025 and December 31, 2024, respectively	7,670,399	7,319,597
Inventories	3,018,524	2,732,907
Prepaid expenses and other current assets	3,136,706	3,270,812
Total current assets	25,412,904	21,603,242

Property and equipment - net	8,722,953	9,002,383
Restricted cash	1,522,458	1,483,958
Right-of-use asset	11,368,340	11,511,236
Other assets	3,755,029	3,770,681
Total assets	$50,781,684	$47,371,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,325,386	$3,339,885
Accrued expenses and other current liabilities	5,936,791	6,031,670
Lease liability – current portion	473,889	452,688
Total current liabilities	9,736,066	9,824,243
Lease liability, net of current portion	12,316,119	12,443,971
Long-term debt	14,186,715	13,996,350
Total liabilities	36,238,900	36,264,564

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common Stock, par value $0.001, 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; and 62,529,466 and 54,830,146 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	62,529	54,830
Additional paid-in capital	318,451,572	310,808,711
Accumulated other comprehensive income	1,515,659	4,252,013
Accumulated deficit	(305,486,976)	(304,008,618)
Total stockholders’ equity	14,542,784	11,106,936
Total liabilities and stockholders’ equity	$50,781,684	$47,371,500

See accompanying notes to condensed consolidated financial statements

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Product revenue	$8,727,238	$8,989,520
Cost of goods sold	2,519,641	2,115,910
Gross profit	6,207,597	6,873,610
Operating expenses
Research and development, net of grant income	1,662,925	2,246,911
Selling, general and administrative	8,431,880	9,283,067
Total operating expenses	10,094,805	11,529,978
Loss from operations	(3,887,208)	(4,656,368)
Other income (expense)
Interest expense, net	(605,134)	(6,653)
Gain (loss) on foreign currency transactions	3,013,984	(1,425,690)
Total other income (expense), net	2,408,850	(1,432,343)
Loss before benefit from income taxes	(1,478,358)	(6,088,711)
Benefit from income taxes	—	—
Net loss attributable to common stockholders	$(1,478,358)	$(6,088,711)
Basic and diluted net loss per common share	$(0.02)	$(0.11)
Weighted average number of shares of common stock outstanding	60,731,929	54,434,609
Comprehensive loss:
Net loss attributable to common stockholders	$(1,478,358)	$(6,088,711)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,736,354)	1,223,175
Comprehensive loss	$(4,214,712)	$(4,865,536)

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	54,830,146	$54,830	$310,808,711	$4,252,013	$(304,008,618)	$11,106,936
Stock-based compensation	32,321	32	818,394	—	—	818,426
Issuance of common stock from exercise of warrants	1,417,208	1,417	1,438,411	—	—	1,439,828
Issuance of common stock and warrants from rights offering, net of fees incurred	6,249,791	6,250	5,386,056	—	—	5,392,306
Other comprehensive loss, foreign currency translation adjustment, net of tax	—	—	—	(2,736,354)	—	(2,736,354)
Net loss	—	—	—	—	(1,478,358)	(1,478,358)
Balance as of March 31, 2025	62,529,466	$62,529	$318,451,572	$1,515,659	$(305,486,976)	$14,542,784

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance as of December 31, 2023	54,240,265	$54,240	$306,187,314	$529,321	$(283,289,661)	$23,481,214
Stock-based compensation	—	—	959,465	—	—	959,465
Issuance of common stock offerings, net of fees incurred	53,290	54	53,185	—	—	53,239
Other comprehensive income, foreign currency translation adjustment, net of tax	—	—	—	1,223,175	—	1,223,175
Net loss	—	—	—	—	(6,088,711)	(6,088,711)
Balance as of March 31, 2024	54,293,555	$54,294	$307,199,964	$1,752,496	$(289,378,372)	$19,628,382

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities
Net loss attributable to common stockholders	$(1,478,358)	$(6,088,711)
Adjustments to reconcile net loss attributable to common shareholders to net cash used in operating activities:
Amortization of debt discount	190,365	—
Depreciation and amortization	368,503	397,286
Amortization of right-of-use asset	36,245	45,927
Bad debt expense	1,890	29,240
Impairment of patents	—	64,296
Foreign currency transaction (gains) losses	(3,013,984)	1,425,690
Debt costs	—	10,713
Stock-based compensation	818,426	959,465
Changes in operating assets and liabilities
Grants and accounts receivable	(79,889)	(848,330)
Inventories	(198,802)	(429,869)
Prepaid expenses and other current assets	257,931	886,258
Accounts payable and accrued expenses	(367,282)	(1,281,724)
Net cash used in operating activities	(3,464,955)	(4,829,759)
Cash flows from investing activities
Purchases of property and equipment	(2,121)	(45,191)
Patent costs	(45,121)	(81,827)
Net cash used in investing activities	(47,242)	(127,018)
Cash flows from financing activities
Repayment of long-term debt	—	(625,000)
Proceeds from exercise of common stock warrants	1,439,828	53,238
Proceeds from rights offering, net of fees incurred	5,392,306	—
Net cash provided by (used in) financing activities	6,832,134	(571,762)
Effect of exchange rates on cash	25,912	5,782
Net change in cash, cash equivalents, and restricted cash	3,345,849	(5,522,757)

Cash, cash equivalents, and restricted cash at beginning of year	9,763,884	15,615,095
Cash, cash equivalents, and restricted cash – end of period	$13,109,733	$10,092,338

Supplemental disclosure of cash flow information
Cash paid for interest	$506,250	$199,418

Supplemental disclosure of non-cash financing activities
Fair value of common stock warrants issued in connection with the rights offering	$555,988	$—
Offering fees included in accounts payable	$252,783	$—

	March 31,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$11,587,275	$8,608,380
Restricted cash	1,522,458	1,483,958
Total cash, cash equivalents, and restricted cash	$13,109,733	$10,092,338

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

CytoSorbents Corporation (the “Company”) is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. and based in New Jersey, is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, based in Berlin, Germany, conducts sales and marketing related operations for the CytoSorb device outside of the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results for the three months ended March 2025 and 2024, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

As of March 31, 2025, the Company’s total cash and cash equivalents and restricted cash was approximately $13.1 million, with $1.5 million classified as restricted, and $11.6 million as unrestricted and available to fund operations.

The Company’s expected future capital requirements may depend on many factors including expanding the Company’s customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the regulatory approval and introduction of DrugSorb-ATR in the U.S. and Canada which is expected in 2025, and the related opportunity to receive Tranche 2 of Avenue Capital Commitment (see note 6. Long-Term Debt) by December 31, 2025 and extend the principal re-payment terms of the facility beginning in the third quarter of 2026. Additional sources of liquidity available to the Company include issuance of additional equity securities through the Series B Right Warrant, which expires June 10, 2025, or other public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates available financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to significant accounting policies, effect of recent accounting pronouncements to the Company’s consolidated financial statements from the Annual Report on Form 10-K for the year ended December 31, 2024.

Impairment or Disposal of Long-Lived Assets

During the three months ended March 31, 2025 and 2024, the Company recorded impairment charges of zero and approximately $64,000, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in legal, financial and other consulting in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company has not recorded income tax expense or income tax benefit for the three months ended March 31, 2025 and 2024 due to the generation of net operating losses, the benefits of which have been fully reserved.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company is accounting for an uncertain tax position of approximately $2.2 million as of December 31, 2024. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). Through the IntraFi Network the Company maintains an Insured Cash Sweep account whereby all cash held in the Company’s money market accounts is swept daily in increments of less than $250,000 and deposited in a number of IntraFi’s network of 3,000 financial institutions. This arrangement provides FDIC insurance coverage for all of the cash balances held in the money market accounts, which represents all of the cash and cash equivalents held at Bridge Bank. This arrangement excludes the restricted cash balances. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of the Company’s revenues is from product sales in Germany. Substantially all of the Company’s grant and other income is from government agencies in the United States.

As of March 31, 2025, one distributor accounted for approximately 14.7% of outstanding grants and accounts receivable. As of December 31, 2024, one distributor accounted for approximately 19% of outstanding grants and accounts receivable. For the three months ended March 31, 2025 and 2024, no distributor or direct customers accounted for more than 10% of the Company’s total revenue.

Shipping and Handling Costs

Total freight costs amounted to approximately $90,000 and $114,000 for the three months ended March 31, 2025 and 2024, respectively.

3.	BALANCE SHEET COMPONENTS

Inventories

The Company had the following major classes of inventories:

	March 31, 2025	December 31, 2024
Raw materials	$546,805	$569,824
Work in process	621,556	502,525
Finished goods	1,850,163	1,660,558
Inventories	$3,018,524	$2,732,907

Property and equipment

The Company’s property and equipment consist of the following:

			Depreciation/
			Amortization
	March 31, 2025	December 31, 2024	Period
Furniture and fixtures	$1,526,262	$1,453,623	7 years
Equipment and computers	5,494,323	5,491,048	3 to 7 years
Leasehold improvements	6,291,166	6,282,710	Lesser of term of lease or estimated useful life
	13,311,751	13,227,381
Less accumulated depreciation and amortization	4,588,798	4,224,998
Property and Equipment, Net	$8,722,953	$9,002,383

Depreciation expense for the three months ended March 31, 2025 and 2024, amounted to $305,700 and $342,200, respectively.

Other assets

Other assets consist of the following:

	March 31, 2025	December 31, 2024
Patent applications pending	$1,626,895	$1,612,118
Patents issued	3,390,538	3,390,768
Less accumulated amortization of patents issued	(1,312,727)	(1,254,850)
Patents, net	3,704,706	3,748,036
Other	50,323	22,645
Other Assets	$3,755,029	$3,770,681

Patent amortization expenses amounted to $62,800 and $55,100 for the three months ended March 31, 2025 and 2024, respectively.

Patent amortization expense for the next five years and thereafter is scheduled as follows:

2025	$193,471
2026	256,820
2027	251,295
2028	238,426
2029	238,426
Thereafter	899,373
Scheduled amortization of patents issued	$2,077,811

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued salaries and commissions	$3,117,548	$3,387,675
Clinical studies	609,398	589,577
Deferred revenue	546,028	419,331
Professional fees	462,425	769,577
Royalties	257,883	275,409
Goods received not invoiced	146,584	86,516
Other	796,925	503,585
Accrued expenses and other current liabilities	$5,936,791	$6,031,670

4.	COMMON STOCK, STOCK-BASED COMPENSATION AND WARRANTS

Common Stock

Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock (collectively, the “Rights Warrants”). Up to an additional 6.25 million shares of common stock may be issued upon exercise of the Right Warrants. Once the 6.25 million shares of common stock reserved for the Right Warrants are issued, the remaining outstanding and unexercised Right Warrants will expire worthless. The Series A Right Warrants and the Series B Right Warrants expire on February 24, 2025 and April 10, 2025, respectively. The warrants do not have a redemption feature and are classified as equity instruments. A fair value of $288,442 and $54,563 has been allocated to the Series A Right Warrant and the Series B Right Warrant, respectively, and recorded within additional paid-in capital. The warrants were valued on the date of issuance using the Monte Carlo pricing model with the following assumptions:

	Series A Right Warrant	Series B Right Warrant
Common Stock Price as of Issuance Date	$0.94	$0.94
Risk-Free Rate	4.31%	4.27%
Dividend Rate	0.00%	0.00%
Volatility	88.90%	97.19%
Minimum Exercise Price	$1.00	$2.00
Maximum Exercise Price	$2.00	$4.00
Formula for Exercise Price	90% of the 5-day volume weighted average stock price as of the exercise date rounded down to the nearest cent, not to fall outside the range of the maximum and minimum exercise prices.

Proceeds from the closing of the subscription period satisfy a debt covenant which allows for $5,000,000 of restricted cash on the Company’s condensed consolidated balance sheets to become unrestricted, and available for use.

The Right Warrants are exercisable commencing on their date of issuance and the exercise price is equal to (i) in the case of the Series A Right Warrants, 90% of the 5-day volume weighted average price of Common Stock over the last 5-trading days prior to the expiration date of the Series A Right Warrants on February 24, 2025, rounded down to the nearest whole cent but (x) not lower than $1.00 and (y) not higher than $2.00, and (ii) in the case of the Series B Right Warrants, 90% of the 5-day volume weighted average price of Common Stock over the last 5-trading days prior to the extended expiration date of the Series B Right Warrants on June 10, 2025, rounded down to the nearest whole cent but (x) not lower than $2.00 and (y) not higher than $4.00.

Exercise of the Right Warrants require additional investment separate from the purchase of the Units. 6.25 million shares of common stock have been reserved for exercise of the Right Warrants, after which any remaining unexercised Right Warrants will immediately expire worthless. The Right Warrants are transferable until they have expired.

On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). All of the remaining 4.85 million Series A Right Warrants expired on February 24, 2025. As of March 31, 2025, the number of Series B Right Warrants unexercised warrants amounted to 6.25 million, of which only 4.85 million can be exercised pursuant to the maximum number of shares reserved for the Rights Warrants. On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025.

Shelf Registration

On July 26, 2024, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “2024 Shelf”), which enables the Company to offer and sell in one or more offerings, any combination of common stock, preferred stock, senior or subordinated debt securities, warrants and units, up to a total dollar amount of $150 million. On September 26, 2024, the Company filed Amendment No. 1 to Form S-3 with the Securities and Exchange Commission (the “SEC”). The 2024 Shelf was declared effective by the SEC on September 30, 2024. Because the Company’s market capitalization is less than $75 million, it will be subject to baby shelf rules which limit the amount of securities sales the Company can make to one-third of its public market float over a 12-month period.

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense:

	Three Months Ended March 31,
Stock-based compensation expense by category	2025	2024
Stock-options	$679,148	$734,210
Restricted stock-units (“RSUs”)	139,278	225,255
Total stock-based compensation expense	$818,426	$959,465

Stock-based compensation expense was recorded as follows: $59,000, $132,000 and $627,000 in cost of goods sold, research and development, and selling, general and administrative expenses for the three months ended March 31, 2025, respectively, and $959,000 was recorded in the selling, general and administrative expenses for the three months ended March 31, 2024 within the condensed consolidated statements of operations and comprehensive loss.

Stock-options

The summary of the stock option activity for the three months ended March 31, 2025, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2024	12,341,914	$3.55	6.81
Granted	39,500	1.03	—
Forfeited	(46,876)	2.05	—
Expired	(34,781)	5.27	—
Outstanding, March 31, 2025	12,299,757	$3.54	6.74

The Company estimated the fair value of stock options granted during the three months ended March 31, 2025 using a Black-Scholes pricing model, which used the following inputs:

Exercise price (per share)	$1.01 - $1.30
Expected volatility	80.7%
Expected term*	6 years
Risk free rate	4.01% - 4.40%
Dividends	0%

*The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated as the difference between the market value of the shares as of March 31, 2025, of $1.00 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	March 31,	Exercise	Remaining	Intrinsic
Price	2025	Price	Life (Years)	Value
$0.84 - $13.20	12,299,757	$3.54	6.74	$138,015

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
March 31,	Exercise	Intrinsic
2025	Price	Value
6,949,591	$4.98	$32,038

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2025 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2024	6,234,550	$1.09
Granted	39,500	$0.75
Forfeited	(46,876)	$1.34
Vested	(877,008)	$1.02
Non-vested, March 31, 2025	5,350,166	$1.10

As of March 31, 2025, the Company had approximately $2,267,000 of total unrecognized compensation cost related to stock options which will, on average, be amortized over approximately 35 months.

Change in Control-Based RSUs

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Total	Intrinsic Value
Outstanding, December 31, 2024	2,809,500	$2,556,645
Granted	43,500	—
Vested	(35,000)	—
Forfeited	(30,500)	—
Outstanding, March 31, 2025	2,787,500	$2,787,500

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charge for these restricted stock units have ever been recorded in the Company’s condensed consolidated statements of operations and comprehensive loss.

Other RSU Awards

The following table outlines the restricted stock unit activity for the three months ended March 31, 2025:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2025	641,336	$1.31
Granted	35,000	1.03
Vested	(65,000)	0.96
Non-vested, March 31, 2025	611,336	$1.33

As of March 31, 2025, the remaining weighted average vesting period for restricted stock awards subject to vesting was 28 months and the remaining unrecognized restricted stock unit compensation expense was $407,000.

Warrants related to the December 2023 equity offering and June 2024 Loan and Security Agreement

As of March 31, 2025, the Company had 4,352,130 warrants outstanding. 2,706,561 warrants outstanding are related to the Company’s December 13, 2023 offering, and these warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the closing of the Company’s Loan and Security Agreement with Avenue Capital Group (see note 6. Long-Term Debt). These warrants have an exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants can be exercised into common stock.

5.	REVENUE AND SEGMENT INFORMATION

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2025:

		Distributors/
	Direct	Strategic Partners	Total
Product revenue:
United States	$62,607	$—	$62,607
Germany	2,796,237	—	2,796,237
All other countries	1,889,370	3,979,024	5,868,394

Product revenue	$4,748,214	$3,979,024	$8,727,238

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2024:

		Distributors/
	Direct	Strategic Partners	Total
Product revenue:
United States	$21,616	$18,000	$39,616
Germany	3,537,727	—	3,537,727
All other countries	1,750,541	3,661,636	5,412,177

Product revenue	$5,309,884	$3,679,636	$8,989,520

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by the United States Food and Drug Administration (the “FDA”). Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Poland, the Netherlands and the United Kingdom. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs versus 12 packs).

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

There is no additional consideration or monetary penalty that would be required to be paid to CytoSorbents if a distributor does not meet the minimum purchase commitments included in the contract; however, at the discretion of the Company, the distributor may lose its exclusive rights in the territory if such commitments are not met.

In summary, the contracts the Company has with customers are the distributor/strategic partner contracts related to CytoSorb product sales, agreements with direct customers related to free-of-charge product and credit rebates based upon achieving minimum purchase levels. The Company does not currently incur any outside third-party incremental costs to obtain any of these contracts.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
Contract receivables, which are included in grants and accounts receivable	$5,861,678	$4,426,890
Contract liabilities, which are included in accrued expenses and other current liabilities	$729,742	$596,042

Contract receivables represent balances due from product sales to distributors amounting to $5,583,481 and $4,233,888 as of March 31, 2025 and December 31, 2024, respectively, and billed and unbilled amounts due on government contracts amounting to $278,197 and $193,002 as of March 31, 2025 and December 31, 2024, respectively.

Contract liabilities represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $183,714 and $176,714 as of March 31, 2025 and December 31, 2024, respectively, and deferred grant liability related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $546,028 and $419,328 as of March 31, 2025 and December 31, 2024, respectively.

Segment Information

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing, testing and selling blood purification medical devices. The Company’s chief operating decision maker, or CODM, is the Company’s Chief Executive Officer. The CODM assesses performance of the segment and decides how to allocate resources based on revenue growth, gross margin, operating expenses, adjusted net loss, adjusted EBITDA (as defined below) and cash burn (cash used in operating and investing activities) derived from the Company’s consolidated results of operations and cash flows and total assets of the segment.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in New Jersey, United States and Berlin, Germany. Long-lived assets consist of property and equipment, net and operating lease right-of-use assets.

Factors used in determining the reportable segment include the nature of the Company’s operations, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

The Company operates as one reportable operating segment. Consisting of one reportable operating segment, the components presented in the condensed consolidated statements of operations and comprehensive loss also present the components of the Company’s single operating segment.

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

	Three Months Ended
	March 31,
	2025	2024

Product revenue	$8,727,238	$8,989,520
Gross profit	$6,207,597	$6,873,610
Gross margin	71%	76%
Total operating expenses	$10,094,805	$11,529,978
EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net loss attributable to common stockholders	$(1,478,358)	$(6,088,711)
Interest expense, net	605,134	6,653
Benefit from income taxes	—	—
Depreciation and amortization expense	368,503	397,286
Loss before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	(504,721)	(5,684,772)
Stock-based compensation	818,426	959,465
Loss (gain) on foreign currency transactions	(3,013,984)	1,425,690
Adjusted EBITDA, a non-GAAP measure	$(2,700,279)	$(3,299,617)
Adjusted net loss, a non-GAAP measure:
Net loss attributable to common stockholders	$(1,478,358)	$(6,088,711)
Stock-based compensation	818,426	959,465
Loss (gain) on foreign currency transactions	(3,013,984)	1,425,690
Adjusted net loss, a non-GAAP measure	$(3,673,916)	$(3,703,556)
Total cash used in operating and investing activities	$(3,512,197)	$(4,956,777)

	March 31, 2025	December 31, 2024
Total assets	$50,781,684	$47,371,500

Significant expense categories regularly provided to the CODM consist of the following:

	Three Months Ended
	March 31,
	2025	2024

Research and development:
Clinical expenses	$979,113	$1,627,449
Other research and development expenses	683,812	619,462
Total research and development	$1,662,925	$2,246,911

Selling, general and administrative
Royalty expense	257,883	712,385
Stock-based compensation	626,641	959,465
Legal, financial and consulting	637,981	680,706
Other general and administrative	6,909,375	6,930,511
Total selling, general and administrative	$8,431,880	$9,283,067

Capital expenditures of the segment totaled $47,242 and $127,018 for the three months ended March 31, 2025 and 2024, respectively.

6.	LONG-TERM DEBT

Avenue Capital Group

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million, to be disbursed in two tranches: (1) one tranche of $15 million (“Tranche 1”), of which $10 million was available to the Company on the Closing Date and $5 million constitutes restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar-for-dollar basis for equity raised between $3 million and $5 million and (2) a second tranche of up to $5 million, which may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application (“Tranche 2” and together with Tranche 1, the “Avenue Capital Commitment”). The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and will additionally be used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment shall bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%).

On October 22, 2024, the Company announced that the FDA had accepted its application of DrugSorb-ATR, which was one of the two conditions required by the restricted cash debt covenant. Proceeds from the Rights Offering on January 10, 2025 (see note 10. Subsequent Events) satisfied the second condition of the debt covenant which now allows for the $5 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use.

The loan requires interest-only payments for the first 24 months through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however that if the Company draws the full amount of Tranche 2 by December 31, 2025, and achieves for the trailing six month period ended June 30, 2026, at least $25 million of product revenue, the interest only period will be extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028

As of the Closing Date, the Company recorded the following discounts:

Fair value of warrants issued to Avenue Capital Group	$690,000
Debt issuance cost	640,000
Commitment fee paid on the Closing Date (1% of the Avenue Capital Group commitment)	200,000
Total discounts recorded at inception against Avenue Capital Group Long-Term Debt	$1,530,000

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

The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of March 31, 2025, the Company was in compliance with these covenants.

As additional consideration for the Commitment, on June 28, 2024, the Company also issued Avenue Capital Group with warrants with a fair value of $690,709 to purchase an aggregate of 1,645,569 shares of the Company’s common stock for cash at the exercise price of $0.79, which expire on June 28, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants meet the criteria for equity classification under Accounting Standards Codification 815.

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

As of March 31, 2025, long-term debt consists of the following:

Principal amount	$15,000,000
Less unamortized debt discount	(813,285)
Long-term debt	$14,186,715

As of March 31, 2025, principal payments of long-term debt are due as follows:

2026	$6,250,000
2027	8,750,000
Total	$15,000,000

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its existing outstanding debt with Bridge Bank.

As of March 31, 2025, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

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

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation.

Royalty Agreements

The Company is party to various royalty and license agreements that require the payment of royalty fees. Royalty expense amounted to approximately $258,000 and $712,000 for the three months ended March 31, 2025, and 2024, respectively. Royalty expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

401(k) Plan

Employees are eligible to participate in the Company’s 401(k) plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain Internal Revenue Code limitations. The Company matches one hundred percent of the participants contribution up to three percent of compensation plus fifty percent of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to $87,000 and $95,000 for the three months ended March 31, 2025 and 2024, respectively.

8.	LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of March 31, 2025, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statement of operations and cash flows related to the operating lease liability is as follows (excluding variable payments and expenses):

	March 31,
	2025	2024
Cash paid in connection with the operating leases	$544,664	$411,749
Operating lease expense	$461,541	$457,676

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
	2025	2024
Right-of-use asset	$11,368,340	$11,511,236
Lease liability - current portion	$473,889	452,688
Lease liability - net of current portion	12,316,119	12,443,971
Total lease liability	$12,790,008	$12,896,659
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	11.4 years	11.7 years

As of March 31, 2025, the maturities of the operating lease liability are as follows:

2025 (since April 1, 2025)	$1,274,244
2026	1,735,747
2027	1,776,920
2028	1,819,224
2029	1,862,693
Thereafter	13,550,383
Future operating lease payments	22,019,211
Imputed interest	(9,229,203)
Total operating lease liability	$12,790,008

9.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2025 and 2024 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

All outstanding warrants, options and restricted stock awards representing approximately 20,092,880 and 16,061,000 incremental shares for the three months ended March 31, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share as they are anti-dilutive.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements, other than those described below:

Receipt of $1.7 million from New Jersey Business Tax Certificate Program

On April 21, 2025, the Company announced that it received $1.7 million in cash proceeds from the sale of 2023 and amended 2022 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA). The program allows technology and biotechnology businesses with net operating losses to turn their tax losses and credits into cash to buy equipment or facilities, or for other allowable expenditures. The Company amended its tax return for 2022 following the passage of New Jersey tax reform legislation, A.B. 5323, on July 3, 2023, containing provisions that retroactively allowed taxpayers in New Jersey to immediately deduct from research and experimental (R&E) expenditures for which state R&D credit is claimed. The legislation was retroactive to January 1, 2022. The Company intends to utilize the funding to help drive ongoing growth, including preparations for the anticipated launch of DrugSorb-ATR in the U.S. and Canada, scaling up manufacturing in the Princeton facility, and supporting other key strategic initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts. Unless otherwise indicated, the terms “CytoSorbents,” “Company,” “we,” “us” and “our” refer to CytoSorbents Corporation.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the applicable Report or public statement. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report or public statement and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the U.S. and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures. The Company submitted a De Novo Request to the FDA in September 2024, requesting marketing authorization of DrugSorb-ATR to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. On April 25, 2025, the FDA issued a denial letter regarding the Company’s De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be granted, and the device can be authorized for commercialization in the U.S. The Company believes these items can be most effectively and expeditiously resolved through the formal appeal process, which facilitates engagement with FDA senior leadership and our external surgical experts. The Company intends to file the appeal within 60 days of receipt of the denial letter, or by June 25, 2025. Given the expedited timelines associated with the appeal process, the Company believes that a final regulatory decision can be achieved in 2025. On November 1, 2024 we received Medical Device Single Audit Program (MDSAP) certification, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Canada, the United States, Brazil, Japan and Australia; and then promptly submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024, with MDSAP certification - a requirement for the submission. CytoSorbents’ DrugSorb-ATR application with Health Canada remains under advanced review. While Health Canada has indicated that application reviews are currently delayed beyond their target Market Authorization Time (MAT) due to a backlog, they have reaffirmed their commitment to issuing a decision as soon as possible. We believe that we can receive a final regulatory decision in 2025. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively. Upon approval, the Company expects to rapidly commercialize DrugSorb-ATR in the U.S. and Canada to address this large unmet medical need, with an initial estimated total addressable market of $300 million today to over $1 billion over time as we pursue additional indications for DrugSorb-ATR to remove additional classes of blood thinners and expansion of the antithrombotic removal application beyond cardiac surgery and across other surgical specialties. We believe that DrugSorb-ATR has the potential to become an “all-in-one” countermeasure for these agents.

Our executive offices are located at 305 College Road East, Princeton, New Jersey 08540, and our telephone number is (732) 329-8885. Our website address is http://www.cytosorbents.com. We have included our website address as an inactive textual reference only. We make available free of charge through our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at http://www.cytosorbents.com, or at any other website address, as part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

Summary of Operational and Business Highlights

●	Total product revenue was $8.7 million for the three months ended March 31, 2025, a decrease of $0.3 million, or 3%, compared to the prior year
●	Gross profit was $6.2 million for the three months ended March 31, 2025, a decrease of $0.7 million, or 10%, compared to the prior year
●	Our loss from operations improved by 17% to approximately $3.9 million, from $4.7 million for the three months ended March 31, 2025, and 2024, respectively. This improvement was driven by a 12% reduction in total operating expense year over year.
●	We strengthened our balance sheet with the completion of a shareholder Rights Offering in January 2025 that provided $5.4 million net proceeds, and then added another $1.4 million, net proceeds with the exercise of the Series A Right Warrant in February 2025.
●	In April 2025, we further supplemented our cash balance with the receipt of $1.7 million from the sale of our 2023 and amended 2022 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA).

Results of Operations:

Comparison for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
Product revenue	$8,727,238	100%	$8,989,520	100%
Cost of goods sold	2,519,641	28.9	2,115,910	23.5
Gross profit	6,207,597	71.1	6,873,610	76.5
Operating expenses:
Research and development	1,662,925	19.1	2,246,911	25.0
Selling, general and administrative	8,431,880	96.6	9,283,067	103.3
Total operating expenses	10,094,805	115.7	11,529,978	128.3
Loss from operations	(3,887,208)	(44.5)	(4,656,368)	(51.8)
Other income (expense):
Interest expense, net	(605,134)	(6.9)	(6,653)	(0.1)
Gain (loss) on foreign currency transactions	3,013,984	34.5	(1,425,690)	(15.9)
Total other income (expense), net	2,408,850	27.6	(1,432,343)	(15.9)
Loss before benefit from income taxes	$(1,478,358)	(16.9)%	$(6,088,711)	(67.7)%

Revenues

For the three months ended March 31, 2025, we generated total revenue of approximately $8.7 million a decrease of approximately $0.3 million, or 2.9%, and flat on a constant currency basis, as compared to revenues of approximately $9.0 million for the three months ended March 31, 2024,. Strong revenue growth in our distributor and other direct sales territories across the E.U. was offset by a temporary disruption in direct sales in Germany during the quarter. This was primarily due to our proactive reorganization and strategic realignment of our German commercial team and sales approach that is intended to renew sales growth in the country through deeper customer engagement, more effective market development, and improved sales representative productivity. We are making steady progress with this important initiative and are confident it will lead to stronger execution and improved performance in Germany and our financial results overall this year.

Gross Profit

Gross profit was approximately $6.2 million for the three months ended March 31, 2025, a decrease of approximately $0.7 million or 10%, as compared to gross profit of $6.9 million for the three months ended March 31, 2024. Gross margins were 71.1% and 76.5% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross margin was primarily due to a 23% reduction in the number of units produced, partially offset by an 11% reduction in production costs year over year.

Research and Development Expenses

Our research and development costs were approximately $1.7 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $0.5 million, or 26%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial, and other payroll and project-related cost reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $8.4 million and $9.3 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $0.9 million, or 9%. This decrease was mainly due to decreases in royalty expenses and stock-based compensation of $0.5 million and $0.3 million, respectively. The decrease in royalty expense was the result of the expiration of a 4% royalty in August of 2024.

Gain (Loss) on Foreign Currency Transactions

For the three months ended March 31, 2025, the gain on foreign currency transactions was approximately $3.0 million, as compared to a loss on foreign currency transactions of approximately $1.4 million for the year three months ended March 31, 2024. The gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2025 of $1.08 from $1.04 at as December 31, 2024. The prior year loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2024, to $1.08 from $1.11 at December 31, 2023.

Loss From Operations

Our loss from operations decreased by 17% to approximately $3.9 million, from $4.7 million for the three months ended March 31, 2025, and 2024, respectively. This improvement was primarily the result of a 12% reduction in operating expenses year over year.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of March 31, 2025, we had current assets of approximately $25.4 million and current liabilities of approximately $9.7 million.

We have an effective shelf registration statement dated September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.6 million of this amount was available as of March 31, 2025. We have also allocated $20 million of our total shelf amount to our ATM facility. At March 31, 2025, approximately $19.6 million was available for use under the ATM facility.

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock. Up to an additional 6.25 million shares of common stock may be issued upon exercise of the Right Warrants. Proceeds from the closing of the subscription period satisfy a debt covenant which allowed for $5 million of restricted cash on the Company’s consolidated balance sheets to now become unrestricted, and available for use. On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). We are also proactively managing our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR to U.S. FDA and Health Canada and the development of clinical data. We have also instituted and continue to maintain tight control over expenditures and have lowered our spending significantly over the past year.

As of March 31, 2025, we have approximately $13.1 million in cash, including approximately $11.6 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash which raises substantial doubt about the Company’s ability to continue as a going concern.

Our expected future capital requirements may depend on many factors including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the regulatory approval and introduction of DrugSorb-ATR in the U.S. and Canada which is expected in 2025, our ability to successfully respond to or appeal the denial letter received from the FDA relating to our De Novo Request for DrugSorb-ATR, and the related opportunity to receive Tranche 2 of Avenue Capital Commitment by December 31, 2025 and extend the principle re-payment terms of the facility beginning in the third quarter of 2026. Additional sources of liquidity available to us include issuance of additional equity securities through the Series B Right Warrant, or other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

Loan and Security Agreement

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group. Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million, to be disbursed in two tranches: (1) one tranche of $15 million (“Tranche 1”), of which $10 million is available to the Company on the Closing Date and $5 million which remained classified as restricted cash through January 10, 2025, when it was released from its restriction as the following conditions were met: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. A second tranche of up to $5 million, may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application (“Tranche 2” and together with Tranche 1, the “Avenue Capital Commitment”). All unpaid principal and accrued and unpaid interest shall be due and payable in full by the maturity date. If the 2nd tranche is fully funded by December 2025, the maturity date is January 1, 2028; otherwise, the maturity date is July 1, 2027. Commencing on August 1, 2024, the Company makes monthly interest only payments during the initial 25-month period following the Closing Date, followed by equal monthly installments through the maturity date consisting of principal plus accrued and unpaid interest.

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

On April 25, 2025, the FDA issued the Company a denial letter regarding the De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be approved, and the device can be authorized for commercialization in the U.S. We are engaged in current discussions with the FDA to try to resolve the remaining issues. However, if these conversations do not lead to a resolution, a formal appeal will be filed within 60 days (i.e., June 25, 2025). The Company continues to anticipate a final regulatory decision in 2025.

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

For further discussion regarding the Loan Agreement please see Long Term Debt note to our Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weaknesses identified in our internal controls over financial reporting, which are being actively remediated (see below).

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Discussion of Material Weakness

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the accounting for non-cash stock-based compensation corresponding to grants of Restricted Stock Units. Specifically, our controls were not effectively designed or operating to ensure that restricted stock unit grants or vesting activities were recorded within the proper accounts and at the proper amounts.

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

Notwithstanding the material weaknesses, management concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q presented fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The risks described are not the only risks facing us. Additional risks and uncertainties are not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.

The following is a new [significant] risk factor that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

We may not be successful in obtaining FDA authorization and successful commercialization for DrugSorb-ATP in the U.S.

On April 25, 2025, the FDA issued us a denial letter (the “FDA Letter”) regarding the Company’s De Novo Request for DrugSorb-ATR, identifying deficiencies that must be addressed before the De Novo Request can be granted, and the device can be authorized for commercialization in the U.S. The Company believes these items can be most effectively and expeditiously resolved through a formal appeals process that enables direct interaction and engagement with FDA senior leadership and our external experts. The Company intends to submit a formal appeal within 60 days of receipt of the FDA letter, or by June 25, 2025, that requests reconsideration of the denial and reversal of the final decision. We may be unsuccessful in our appeal which may significantly impact our ability to generate any significant revenues or ever achieve and maintain a substantial level of sales of our product candidates in the U.S.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 14, 2025	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ Peter J. Mariani
Name: Peter J. Mariani
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)