Form 10-Q
period 2025-06-30
Cytosorbents Corp
filed 2025-08-07
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 62,761,805 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,204	$3,280
Restricted cash, current	—	5,000
Grants and accounts receivable, net of allowances of $140 and $158 as of June 30, 2025 and December 31, 2024, respectively	7,743	7,320
Inventories	3,710	2,733
Prepaid expenses and other current assets	1,330	3,271
Total current assets	22,987	21,604

Property and equipment - net	8,466	9,002
Restricted cash	1,522	1,484
Right-of-use asset	11,223	11,511
Other assets	3,792	3,771
Total assets	$47,990	$47,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,394	$3,340
Accrued expenses and other current liabilities	5,953	6,032
Lease liability – current portion	495	453
Total current liabilities	9,842	9,825
Lease liability, net of current portion	12,185	12,444
Long-term debt	14,377	13,996
Total liabilities	36,404	36,265

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common Stock, par value $0.001, 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 62,610,376 and 54,830,146 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	63	55
Additional paid-in capital	319,023	310,809
Accumulated other comprehensive income (loss)	(3,960)	4,252
Accumulated deficit	(303,540)	(304,009)
Total stockholders’ equity	11,586	11,107
Total liabilities and stockholders’ equity	$47,990	$47,372

See accompanying notes to condensed consolidated financial statements

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$9,617	$8,842	$18,344	$17,831
Cost of goods sold	2,803	$2,339	5,323	4,455
Gross profit	6,814	6,503	13,021	13,376

Operating expenses
Research and development, net of grant income	1,262	1,519	2,924	3,766
Selling, general and administrative	9,167	8,554	17,599	17,837
Total operating expenses	10,429	10,073	20,523	21,603
Loss from operations	(3,615)	(3,570)	(7,502)	(8,227)

Other income (expense)
Interest expense, net	(616)	(180)	(1,221)	(187)
Gain (loss) on foreign currency transactions	6,178	(544)	9,192	(1,970)
Total other income (expense), net	5,562	(724)	7,971	(2,157)

Net income (loss) attributable to common stockholders	$1,947	$(4,294)	$469	$(10,384)

Basic net income (loss) per common share	$0.03	$(0.08)	$0.01	$(0.19)

Diluted net income (loss) per common share	$0.03	$(0.08)	$0.01	$(0.19)

Weighted Average Shares of Common Stock Outstanding
Basic	62,608,598	54,306,041	61,675,447	54,284,416
Diluted	67,166,377	54,306,041	66,255,298	54,284,416

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(5,476)	421	(8,212)	1,644
Comprehensive loss	$(3,529)	$(3,873)	$(7,743)	$(8,740)

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2025 (unaudited)	62,529,466	$63	$318,452	$1,516	$(305,487)	$14,544
Stock-based compensation	80,910	—	571	—	—	571
Foreign translation adjustment	—	—	—	(5,476)	—	(5,476)
Net income	—	—	—	—	1,947	1,947
Balance at June 30, 2025 (unaudited)	62,610,376	$63	$319,023	$(3,960)	$(303,540)	$11,586

Balance at December 31, 2024	54,830,146	$55	$310,809	$4,252	$(304,009)	$11,107
Stock-based compensation	113,231	1	1,390	—	—	1,391
Issuance of common stock and warrants from rights offerings, net of fees incurred	6,249,791	6	5,386	—	—	5,392
Issuance of common stock from exercise of warrants	1,417,208	1	1,438	—	—	1,439
Foreign translation adjustment	—	—	—	(8,212)	—	(8,212)
Net income	—	—	—	—	469	469
Balance as of June 30, 2025 (unaudited)	62,610,376	$63	$319,023	$(3,960)	$(303,540)	$11,586

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balance as of March 31, 2024 (unaudited)	54,293,555	$54	$307,200	$1,752	$(289,380)	$19,626
Stock-based compensation	—	—	989	—	—	989
Warrants issued in connection with long-term debt	—	—	691	—	—	691
Foreign translation adjustment	—	—	—	421	—	421
Issuance of restricted stock options	12,860	—	(6)	—	—	(6)
Net loss	—	—	—	—	(4,294)	(4,294)
Balance at June 30, 2024 (unaudited)	54,306,415	$54	$308,874	$2,173	$(293,674)	$17,427

Balance at December 31, 2023	54,240,265	$54	$306,187	$529	$(283,290)	$23,480
Stock-based compensation	—	—	1,949	—	—	1,949
Warrants issued in connection with long-term debt	—	—	691	—	—	691
Foreign translation adjustment	—	—	—	1,644	—	1,644
Issuance of common stock offerings, net of fees	53,290	—	53	—	—	53
Issuance of restricted stock units	12,860	—	(6)	—	—	(6)
Net loss	—	—	—	—	(10,384)	(10,384)
Balance as of June 30, 2024 (unaudited)	54,306,415	$54	$308,874	$2,173	$(293,674)	$17,427

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss) attributable to common stockholders	$469	$(10,384)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Accrued final fee	—	111
Amortization of debt discount	381	—
Depreciation and amortization	773	798
Amortization of right-of-use asset	72	92
Write-off of patent cost	—	250
Write-off of inventory	253	—
Bad debt expense	9	29
Stock-based compensation	1,391	1,949
Foreign currency transaction (gains) losses	(9,192)	1,970
Changes in operating assets and liabilities
Grants and accounts receivable	257	(1,952)
Inventories	(925)	(1,030)
Prepaid expenses and other current assets	1,897	574
Other assets	—	1
Accounts payable and accrued expenses	(360)	(2,032)
Net cash used in operating activities	(4,975)	(9,624)

Cash flows from investing activities
Purchases of property and equipment	(39)	(63)
Payments for patent costs	(140)	(183)
Net cash used in investing activities	(179)	(246)
Cash flows from financing activities
Proceeds from long-term debt	—	15,000
Repayment of long-term debt	—	(5,000)
Payment of final fee	—	(150)
Payment of loan costs	—	(640)
Equity contributions - net of fees incurred	—	53
Proceeds from exercise of common stock warrants	1,439	—
Proceeds from rights offering, net of fees incurred	5,392	—
Net cash provided by financing activities	6,831	9,263
Effect of exchange rates on cash	285	(64)
Net change in cash, cash equivalents, and restricted cash	1,962	(671)

Cash, cash equivalents, and restricted cash at beginning of year	9,764	15,615
Cash, cash equivalents, and restricted cash – end of period	$11,726	$14,944

Supplemental disclosure of cash flow information
Cash paid for interest	$1,018	$538

Supplemental disclosure of non-cash financing activities
Warrants issued in connection with long-term debt	$556	$691

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results for the three and six months ended June 2025 and 2024, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period. Beginning in the current quarter, the Company presents amounts in thousands unless otherwise stated. Prior periods have been adjusted accordingly for consistent presentation. Certain prior year amounts in the footnotes have been reclassified to conform to the current year presentation.

As of June 30, 2025, the Company’s total cash and cash equivalents and restricted cash was approximately $11.7 million, with $1.5 million classified as restricted, and $10.2 million as unrestricted and available to fund operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s expected future capital requirements may depend on many factors including expanding the Company’s customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the U.S. and Canada, which regulatory decisions are expected in 2025, and the related opportunity to receive Tranche 2 of Avenue Capital Commitment (see Note 6. Long-Term Debt) by December 31, 2025 and extend the principal re-payment terms of the facility beginning in the third quarter of 2026. Additional sources of liquidity available to the Company include the 2024 Shelf (as defined in Note 4, Common Stock, Stock-Based Compensation and Warrants), other public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates available financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to significant accounting policies disclosed in the Company’s consolidated financial statements from the Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation and Foreign Currency Translation

The condensed consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited and CytoSorbents France SAS, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited and CytoSorbents India Private Limited, wholly-owned subsidiaries of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Impairment or Disposal of Long-Lived Assets

During the six months ended June 30, 2025, the Company did not record any impairment charges. During the six months ended June 30, 2024, the Company recorded impairment charges of approximately $0.3 million, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company has not recorded income tax expense or income tax benefit for the six months ended June 30, 2025 and 2024 due to the generation of net operating losses, the benefits of which have been fully reserved.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company is accounting for an uncertain tax position of approximately $2.2 million as of December 31, 2024. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss carryforwards to an industrial company.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). Through the IntraFi Network, the Company maintains an Insured Cash Sweep account whereby all cash held in the Company’s money market accounts is swept daily in increments of less than the FDIC insurance limit and deposited in a number of IntraFi’s network of 3,000 financial institutions. This arrangement provides FDIC insurance coverage for all of the cash balances held in the money market accounts, which represents all of the cash and cash equivalents held at Bridge Bank. This arrangement excludes the restricted cash balances. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of the Company’s revenues is from product sales in Germany. Substantially all of the Company’s grant and other income is from government agencies in the United States.

As of June 30, 2025, no distributor or direct customers accounted for more than 10% of the Company’s outstanding grants and accounts receivable. As of December 31, 2024, one distributor accounted for approximately 19% of outstanding grants and accounts receivable. For the three and six months ended June 30, 2025 and 2024, no distributor or direct customers accounted for more than 10% of the Company’s total revenue.

Shipping and Handling Costs

Total freight costs amounted to approximately $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

3.	BALANCE SHEET COMPONENTS

Inventories

The Company had the following major classes of inventories:

	June 30, 2025	December 31, 2024

	(amounts, in thousands)
Raw materials	$491	$570
Work in process	782	503
Finished goods	2,437	1,660
Inventories	$3,710	$2,733

Property and equipment, net

The Company’s property and equipment consist of the following:

			Depreciation/
			Amortization
	June 30, 2025	December 31, 2024	Period

	(amounts, in thousands)
Furniture and fixtures	$1,599	$1,454	7 years
Equipment and computers	5,557	5,491	3 to 7 years
Leasehold improvements	6,308	6,283	Lesser of term of lease or estimated useful life
	13,464	13,228
Less accumulated depreciation and amortization	4,998	4,226
Property and equipment, net	$8,466	$9,002

Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $0.6 million and $0.8 million, respectively.

Other assets

Other assets consist of the following:

	June 30, 2025	December 31, 2024

	(amounts, in thousands)
Patent applications pending	$1,722	$1,612
Patents issued	3,391	3,391
Less accumulated amortization of patents issued	(1,374)	(1,255)
Patents, net	3,739	3,748
Other	53	23
Other assets	$3,792	$3,771

Patent amortization expenses amounted to $0.1 million for the six months ended June 30, 2025 and 2024.

Patent amortization expense for the next five years and thereafter is scheduled as follows:

(amounts, in thousands)
Remainder of 2025	$97
2026	257
2027	251
2028	238
2029	238
Thereafter	936
Scheduled amortization of patents issued	$2,017

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024

	(amounts, in thousands)
Accrued salaries and commissions	$3,397	$3,076
Clinical studies	567	590
Deferred revenue	361	419
Professional fees	356	773
Royalties	287	275
Goods received not invoiced	20	87
Other	965	812
Accrued expenses and other current liabilities	$5,953	$6,032

4.	COMMON STOCK, STOCK-BASED COMPENSATION AND WARRANTS

Common Stock

Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock (collectively, the “Rights Warrants”). Up to an additional 6.25 million shares of common stock may be issued upon exercise of the Right Warrants. Once the 6.25 million shares of common stock reserved for the Right Warrants are issued, the remaining outstanding and unexercised Right Warrants will expire worthless. The Series A Right Warrants and the Series B Right Warrants expired on February 24, 2025 and June 10, 2025, respectively. The warrants do not have a redemption feature and are classified as equity instruments. A fair value of approximately $0.3 million and approximately $0.1 million has been allocated to the Series A Right Warrant and the Series B Right Warrant, respectively, and recorded within additional paid-in capital. The warrants were valued on the date of issuance using the Monte Carlo pricing model with the following assumptions:

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

Proceeds from the closing of the subscription period satisfy a debt covenant which allows for $5.0 million of restricted cash on the Company’s condensed consolidated balance sheets to become unrestricted, and available for use.

The Right Warrants were exercisable commencing on their date of issuance and the exercise price is equal to (i) in the case of the Series A Right Warrants, 90% of the 5-day volume weighted average price of Common Stock over the last five-trading days prior to the expiration date of the Series A Right Warrants on February 24, 2025, rounded down to the nearest whole cent but (x) not lower than $1.00 and (y) not higher than $2.00, and (ii) in the case of the Series B Right Warrants, 90% of the 5-day volume weighted average price of Common Stock over the last five-trading days prior to the extended expiration date of the Series B Right Warrants on June 10, 2025, rounded down to the nearest whole cent but (x) not lower than $2.00 and (y) not higher than $4.00.

Exercise of the Right Warrants require additional investment separate from the purchase of the Units. 6.25 million shares of common stock have been reserved for exercise of the Right Warrants, after which any remaining unexercised Right Warrants will immediately expire worthless. The Right Warrants were transferable until expiration.

On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). All of the remaining 4.85 million Series A Right Warrants expired on February 24, 2025. On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025. On June 11, 2025, the five - day volume weighted average price of Common Stock over the last five - trading days prior to June 10, 2025 was lower than the minimum required price of $2.00 and, as a result, the Series B Right Warrants issued in connection with the previously announced Rights Offering expired worthless pursuant to their terms.

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

Stock-Based Compensation

The following non-cash stock-based compensation expense, which relates to stock options and restricted stock units (“RSUs”), is included in each of the respective line items in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
Stock-based compensation expense by category	2025	2024

	(amounts, in thousands)
Cost of goods sold	$32	$—
Research and development, net of grant income	110	—
Selling, general and administrative	429	989

Total stock-based compensation expense	$571	$989

	Six Months Ended June 30,
Stock-based compensation expense by category	2025	2024

	(amounts, in thousands)
Cost of goods sold	$88	$—
Research and development, net of grant income	247	—
Selling, general and administrative	1,056	1,949
Total stock-based compensation expense	$1,391	$1,949

For the six months ended June 30, 2025 and 2024, approximately $1.1 and $1.5 million of stock-based compensation expense relates to stock options, and approximately $0.3 and $0.4 million relates to RSUs, respectively. For the three months ended June 30, 2025 and 2024, approximately $0.4 and $0.8 million of stock-based compensation expense relates to stock options, and approximately $0.1 and $0.2 million relates to RSUs, respectively.

Stock-options

The summary of the stock option activity for the six months ended June 30, 2025, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2024	12,341,907	$3.55	6.81
Granted	144,500	1.02	—
Forfeited	(97,514)	2.17	—
Expired	(187,177)	6.64	—
Outstanding, June 30, 2025	12,201,716	$3.48	6.41

The Company estimated the fair value of stock options granted during the six months ended June 30, 2025 using a Black-Scholes pricing model, which used the following inputs:

Exercise price (per share)	$0.82 - $1.30
Expected volatility	80.7%
Expected term*	6.2 years
Risk-free rate	3.89% - 4.40%
Dividends	0%

*The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The simplified method is used as the Company’s employee exercise history may not be indicative for estimating future exercises. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated as the difference between the market value of the shares as of June 30, 2025 of $1.28 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted	Aggregate
Range of	Outstanding at	Average	Average	Intrinsic
Exercise	June 30,	Exercise	Remaining	Value
Price	2025	Price	Life (Years)	(in thousands)
$0.82 - $13.20	12,201,716	$3.48	6.41	$1,064

Options Exercisable
Number	Weighted	Aggregate
Exercisable at	Average	Intrinsic
June 30,	Exercise	Value
2025	Price	(in thousands)
8,249,409	$4.24	$702

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2025, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2024	6,234,550	$1.09
Granted	144,500	$1.02
Forfeited	(97,514)	$2.17
Vested	(2,329,220)	$0.80
Non-vested, June 30, 2025	3,952,316	$1.24

As of June 30, 2025, the Company had approximately $2.2 million of total unrecognized compensation cost related to stock options which will, on average, be amortized over approximately 17 months.

Change in Control-Based RSUs

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan.

The following table is a summary of these restricted stock units:

	Total	Intrinsic Value

	(amounts in thousands, except share data)
Outstanding, December 31, 2024	2,809,500	$2,557
Granted	97,500	—
Vested	(35,000)	—
Forfeited	(39,500)	—
Outstanding, June 30, 2025	2,832,500	$3,626

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charges for these restricted stock units have ever been recorded in the Company’s condensed consolidated statements of operations and comprehensive loss.

Other RSU Awards

The following table outlines the restricted stock unit activity for the six months ended June 30, 2025:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2025	641,335	$1.31
Granted	110,000	1.04
Vested	(139,000)	0.96
Unvested shares forfeited	(65,000)	0.96
Non-vested, June 30, 2025	547,335	$1.39

As of June 30, 2025, the remaining weighted average vesting period for restricted stock awards subject to vesting was 28 months and the remaining unrecognized restricted stock unit compensation expense was $0.4 million.

Warrants related to the December 2023 equity offering and June 2024 Loan and Security Agreement

As of June 30, 2025, the Company had 4,352,130 warrants outstanding. 2,706,561 warrants outstanding are related to the Company’s December 13, 2023 offering, and these warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the closing of the Company’s Loan and Security Agreement with Avenue Capital Group (see Note 6. Long-Term Debt). These warrants have an exercise price of $0.79 and expire on June 30, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants can be exercised into common stock.

5.	REVENUE AND SEGMENT INFORMATION

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$61	$—	$61
Germany	3,355	—	3,355
All other countries	2,208	3,993	6,201

Revenue	$5,624	$3,993	$9,617

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2024:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$20	$18	$38
Germany	2,779	—	2,779
All other countries	1,674	4,351	6,025
Revenue	$4,473	$4,369	$8,842

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$124	$—	$124
Germany	6,151	—	6,151
All other countries	4,098	7,971	12,069

Revenue	$10,373	$7,971	$18,344

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2024:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$42	$36	$78
Germany	6,316	—	6,316
All other countries	3,424	8,013	11,437
Revenue	$9,782	$8,049	$17,831

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

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world. In general, the Company has formal written contracts with each of its distributors and strategic partners. These contracts have terms ranging from 1-5 years in length, with three years being the typical term. When a contract is not in place, the Company will ship product based upon the terms of an accepted purchase order. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024

	(amounts in thousands)
Contract receivables	$6,637	$4,427
Contract liabilities	$521	$596

Contract receivables, which are included in grants and accounts receivable on the condensed consolidated balance sheets, represent balances due from product sales to direct and distributor customers amounting to $6.4 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively, and billed and unbilled amounts due on government contracts amounting to $0.2 million each as of June 30, 2025 and December 31, 2024.

Contract liabilities, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $0.2 million each as of June 30, 2025 and December 31, 2024, and deferred grant liability related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $0.4 million each as of June 30, 2025 and December 31, 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(amounts, in thousands)
Revenue	$9,617	$8,842	$18,344	$17,831
Gross profit	$6,814	$6,503	$13,021	$13,376
Gross margin	71%	74%	71%	75%
Total operating expenses	$10,429	$10,073	$20,523	$21,603
Loss from operations	$(3,615)	$(3,570)	$(7,502)	$(8,227)
EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net income (loss) attributable to common stockholders	$1,947	$(4,294)	$469	$(10,384)
Interest expense, net	616	180	1,221	187
Depreciation and amortization expense	404	401	773	798
Income (loss) before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	2,967	(3,713)	2,463	(9,399)
Stock-based compensation	571	989	1,391	1,949
Loss (gain) on foreign currency transactions	(6,178)	544	(9,192)	1,970
Adjusted EBITDA, a non-GAAP measure	$(2,640)	$(2,180)	$(5,338)	$(5,480)
Adjusted net loss, a non-GAAP measure:
Net income (loss) attributable to common stockholders	$1,947	$(4,294)	$469	$(10,384)
Stock-based compensation	571	989	1,391	1,949
Loss (gain) on foreign currency transactions	(6,178)	544	(9,192)	1,970
Adjusted net loss, a non-GAAP measure	$(3,660)	$(2,761)	$(7,332)	$(6,465)
Total cash used in operating and investing activities	$(1,642)	$(4,913)	$(5,154)	$(9,870)

	June 30, 2025	December 31, 2024

	(amounts, in thousands)
Total assets	$47,990	$47,372

Significant expense categories regularly provided to the CODM consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(amounts, in thousands)
Research and development:
Clinical expenses	$812	$936	$1,791	$2,563
Other research and development expenses	450	583	1,133	1,203
Total research and development	$1,262	$1,519	$2,924	$3,766

Selling, general and administrative
Royalty expense	$286	$528	$544	$1,240
Stock-based compensation	429	989	1,056	1,949
Legal, financial and consulting	1,364	820	2,002	1,501
Other general and administrative	7,088	6,217	13,997	13,147
Total selling, general and administrative	$9,167	$8,554	$17,599	$17,837

Amounts presented within research and development expenses in the table above are inclusive of stock-based compensation expense. Refer to Note 4, Common Stock, Stock-Based Compensation and Warrants, for additional information. Capital expenditures of the segment totaled $0.1 million for each of the six months ended June 30, 2025 and 2024.

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

The loan requires interest-only payments for the first 24 months through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however that if the Company draws the full amount of Tranche 2 by December 31, 2025, and achieves for the trailing six month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period will be extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028.

As of the Closing Date, the Company recorded the following discounts:

(amounts, in thousands)
Fair value of warrants issued to Avenue Capital Group	$690
Debt issuance cost	640
Commitment fee paid on the Closing Date (1% of the Avenue Capital Group commitment)	200
Total discounts recorded at inception against Avenue Capital Group Long-Term Debt	$1,530

The Company amortizes debt discounts as interest expense using the interest method through the maturity date. The loan and security agreement included a final payment upon maturity of $0.9 million. The Company accretes the final payment as interest expense using the interest method through the maturity date.

Upon a prepayment, the Company would incur a fee ranging from 1% to 3% of the outstanding principal, depending on the time of payment in relation to the maturity date.

The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of June 30, 2025, the Company was in compliance with these covenants.

As additional consideration for the Commitment, on June 28, 2024, the Company also issued Avenue Capital Group with warrants with a fair value of $0.7 million to purchase an aggregate of 1,645,569 shares of the Company’s common stock for cash at the exercise price of $0.79, which expire on June 30, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants meet the criteria for equity classification under Accounting Standards Codification 815.

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

As of June 30, 2025, long-term debt consists of the following:

(amounts, in thousands)
Principal amount	$15,000
Plus: final payment upon maturity	900
Less unamortized debt discount	(1,523)
Subtotal	14,377
Less current maturities	—
Long-term debt	$14,377

As of June 30, 2025, principal payments of long-term debt are due as follows:

(amounts, in thousands)
2026	$6,250
2027	8,750
Total	$15,000

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its previously outstanding debt with Bridge Bank.

As of June 30, 2025, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

2022 Success Fee Letter

Pursuant to the 2022 Success Fee Letter, the Borrower will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5.0 million if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). Borrower may pay the Success Fee in cash or in shares of common stock, at Borrower’s sole discretion. The right of Bank to receive the Success Fees and the obligation of the Borrower to pay the Success Fees hereunder shall terminate on the date that is fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans. The termination date of the 2022 Success Fee Letter is December 27, 2027.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation.

Royalty Agreements

The Company is party to various royalty and license agreements that require the payment of royalty fees. Royalty expense amounted to approximately $0.5 million and $1.2 million for the six months ended June 30, 2025, and 2024, respectively. Royalty expense amounted to approximately $0.3 million and $0.5 million for the three months ended June 30, 2025, and 2024, respectively. Royalty expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

401(k) Plan

Employees are eligible to participate in the Company’s 401(k) plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain Internal Revenue Code limitations. Matching contributions amounted to $0.2 million for each of the six months ended June 30, 2025 and 2024. Matching contributions amounted to approximately $0.1 million for each of the three months ended June 30, 2025 and 2024.

8.	LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of June 30, 2025, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statement of operations and cash flows related to the operating lease liability is as follows (excluding variable payments and expenses):

	June 30,
	2025	2024

	(amounts, in thousands)
Cash paid in connection with the operating leases	$843	$566

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
	2025	2024

	(amounts, in thousands)
Right-of-use asset	$11,223	$11,511
Lease liability - current portion	$495	$453
Lease liability - net of current portion	12,185	12,444
Total lease liability	$12,680	$12,897
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	11.4 years	11.7 years

Lease Expense

The components of lease expense were as follows:

	Three Months Ended June 30,
	2025	2024

	(amounts, in thousands)
Operating lease cost	$408	$423
Variable lease cost	$52	$117
Total lease cost	$460	$540

	Six Months Ended June 30,
	2025	2024

	(amounts, in thousands)
Operating lease cost	$845	$888
Variable lease cost	$149	$204
Total lease cost	$994	$1,092

As of June 30, 2025, the maturities of the operating lease liability are as follows:

Remainder of 2025	$853
2026	1,736
2027	1,777
2028	1,819
2029	1,863
Thereafter	13,550
Future operating lease payments	21,598
Imputed interest	(8,918)
Total operating lease liability	$12,680

9.	NET INCOME (LOSS) PER SHARE

Basic loss per share and diluted loss per share for the three and six months ended June 30, 2025 and 2024 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; and (iv) if the RSUs with service and performance conditions were considered contingently issuable.

The following table summarizes earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(amounts, in thousands, except share and per share data)
Basic earnings per common share:
Net income (loss) attributable to common stockholders	$1,947	$(4,294)	$469	$(10,384)
Basic weighted average common shares outstanding	62,608,598	54,306,041	61,675,447	54,284,416
Basic earnings per common share	$0.03	$(0.08)	$0.01	$(0.19)

Diluted earnings per common share
Net income (loss) attributable to common stockholders	1,947	(4,294)	469	(10,384)
Basic weighted average common shares outstanding	62,608,598	54,306,041	61,675,447	54,284,416
Effect of dilutive securities	4,557,779	—	4,579,851	—
Diluted weighted average common shares outstanding	67,166,377	54,306,041	66,255,298	54,284,416
Diluted earnings per common share	$0.03	$(0.08)	$0.01	$(0.19)

Certain stock options and restricted stock units are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 10,819,609 and 10,820,859 for the three and six months ended June 30, 2025, respectively.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The Company is currently evaluating the provisions of the bill and any potential impacts on its financial position and operations, but does not anticipate any material impacts to its financial statements for the year ending December 31, 2025.

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

CytoSorbents’ lead product, CytoSorb®, is approved in the European Union and distributed in more than 70 countries worldwide, with nearly 300,000 devices used cumulatively to date. CytoSorb was originally launched in the European Union under CE mark as the first cytokine adsorber. Additional CE mark extensions were granted for bilirubin and myoglobin removal in clinical conditions such as liver disease and trauma, respectively, and for ticagrelor and rivaroxaban removal in cardiothoracic surgery procedures. CytoSorb has also received FDA EUA in the United States for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure, to reduce pro-inflammatory cytokine levels. CytoSorb is not yet approved in the United States.

In the U.S. and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures. The Company submitted a De Novo Request to the FDA in September 2024, requesting marketing authorization of DrugSorb-ATR to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. On April 25, 2025, the FDA issued a denial letter regarding the Company’s De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be granted, and the device can be authorized for commercialization in the U.S. The Company believes these items can be most effectively and expeditiously resolved through the formal appeal process. In July, the Company participated in an appeal hearing with the FDA for supervisory review (administrative appeal) under 21 CFR 10.75. The appeal hearing included FDA senior leadership, Company management and our external surgical experts. The Company continues to believe that remaining deficiencies in its DeNovo application can be effectively resolved through this supervisory review process which is expected to be completed by the end of August 2025, and that a final regulatory decision can be achieved in 2025.

On November 1, 2024 we received Medical Device Single Audit Program (MDSAP) certification, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Canada, the United States, Brazil, Japan and Australia; and then promptly submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024, with MDSAP certification - a requirement for the submission. On June 26, 2025, Health Canada issued a Notice of Refusal of the Company’s Medical Device License application, identifying remaining deficiencies that must be addressed before the application can be granted and the device is authorized for commercialization. As part of Health Canada’s prescribed reconsideration process, and following discussions with Health Cananda, the Company has filed a Level 1 “Request for Reconsideration” and with agreement from the Medical Devices Directorate Bureau Director will pursue the review following conclusion of the Company’s review with the FDA. If marketing authorization is not received as part of the reconsideration process, the Company can then file a formal Appeal with the Director General of the Medical Devices Directorate. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively.

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

Summary of Operational and Recent Business Highlights

●	Total revenue was $18.3 million for the six months ended June 30, 2025, an increase of $0.5 million, or 2.9%, compared to the prior year.
●	Gross profit was $13.0 million for the six months ended June 30, 2025, a decrease of $0.4 million, or 2.7%, compared to the prior year. Gross margin was 71% for the six months ended June 30, 2025, compared to 75% in the prior year.
●	Our loss from operations improved by 8.8% to approximately $7.5 million, from $8.2 million for the six months ended June 30, 2025, and 2024, respectively. This improvement was driven by a 5.0% reduction in total operating expense year over year.

●	We strengthened our balance sheet with the completion of a shareholder Rights Offering in January 2025 that provided $5.4 million net proceeds, and then added another $1.4 million, net proceeds with the exercise of the Series A Right Warrant in February 2025.
●	In April 2025, we further supplemented our cash balance with the receipt of $1.7 million from the sale of our 2023 and amended 2022 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA).
●	Appointed Thomas Shannon as Vice President of Marketing for North America to lead the marketing strategy and execution of DrugSorb-ATR in the U.S. and Canada; and appointed Melanie Grossman, CPA as Vice President and Corporate Controller.
●	On May 22, 2025, a new contemporary real-world data analysis was presented at EuroPCR, highlighting the intraoperative use of the Company’s technology to significantly reduce the severity of bleeding in urgent coronary artery bypass grafting (CABG) patients on the blood thinner, ticagrelor (Brilinta®, AstraZeneca) who had not completed the recommended drug washout period. (R.F. Storey, et al. Early CABG with intraoperative hemadsorption in patients on ticagrelor; Cardiovascular Revascularization Medicine.) The information in this data analysis are referenced for general information only and are not incorporated by reference into this Report.
●	On July 31, 2025 the Company highlighted data demonstrating the vital and evolving role of CytoSorb therapy in the treatment of sepsis and septic shock–among the deadliest challenges in critical care medicine. Recent data demonstrate early and intensive use of CytoSorb therapy improves clinical outcomes for patients suffering from these conditions. The Company will present a World Sepsis Day Global Webinar on September 10, 2025 in commermoration of Sepsis Awareness Month and World Sepsis Day. See our Current Report on Form 8-K, filed with the SEC on August 1, 2025, for additional information.

Results of Operations:

Comparison for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$9,617	100%	$8,842	100%
Cost of goods sold	2,803	29.1	2,339	26.5
Gross profit	6,814	70.9	6,503	73.5
Operating expenses:
Research and development	1,262	13.1	1,519	17.2
Selling, general and administrative	9,167	95.3	8,554	96.7
Total operating expenses	10,429	108.4	10,073	113.9
Loss from operations	(3,615)	(37.6)	(3,570)	(40.4)
Other income (expense):
Interest expense, net	(616)	(6.4)	(180)	(2.0)
Gain (loss) on foreign currency transactions	6,178	64.2	(544)	(6.2)
Total other income (expense), net	5,562	57.8	(724)	(8.2)
Income (Loss) before benefit from income taxes	$1,947	20.2%	$(4,294)	(48.6)%

Revenues

For the three months ended June 30, 2025, we generated total revenue of approximately $9.6 million, an increase of approximately $0.8 million, or 8.8%, as compared to revenues of approximately $8.8 million for the three months ended June 30, 2024. Revenue growth was led by strength in our direct German and International territories compared to lower performance in the second quarter of 2024 and the first quarter of 2025. The Company began a proactive reorganization and strategic realignment of our German commercial team and sales approach in the first quarter of 2025. We are making steady progress with this important initiative and are pleased with this initial improvement in our second quarter of 2025, and remain confident it will lead to stronger execution and improved performance in Germany and our financial results overall this year.

Gross Profit

Gross profit was approximately $6.8 million for the three months ended June 30, 2025, an increase of approximately $0.3 million, or 4.8%, as compared to gross profit of $6.5 million for the three months ended June 30, 2024. Gross margins were 70.9% and 73.5% for the three months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was primarily due to the write - off of inventory of $0.1 million which had a negative impact on gross margin of 1.5%.

Research and Development Expenses

Our research and development costs were approximately $1.3 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.3 million, or 16.9%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial, and other payroll and project-related cost reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $9.2 million and $8.6 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately $0.6 million, or 7.2%. This increase was mainly due to higher legal, financial and consulting costs of $0.5 million and net other compensation expenses of $0.1 million, partially offset by lower royalty expenses of and $0.2 million. The decrease in royalty expense was the result of the expiration of a 4% royalty in August of 2024.

Gain (Loss) on Foreign Currency Transactions

For the three months ended June 30, 2025, the gain on foreign currency transactions was approximately $6.2 million, as compared to a loss on foreign currency transactions of approximately $0.5 million for the three months ended June 30, 2024. The gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2025 to $1.17 per Euro from $1.08 at March 31, 2025. The prior year loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2024, to $1.07 per Euro from $1.08 per Euro at March 31, 2024.

Loss From Operations

Our loss from operations was flat at approximately $3.6 million for each of the three months ended June 30, 2025 and 2024.

Comparison for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$18,344	100%	$17,831	100%
Cost of goods sold	5,323	29.0	4,455	25.0
Gross profit	13,021	71.0	13,376	75.0
Operating expenses:
Research and development	2,924	15.9	3,766	21.1
Selling, general and administrative	17,599	95.9	17,837	100.0
Total operating expenses	20.523	111.9	21,603	121.2
Loss from operations	(7,502)	(40.9)	(8,227)	(46.1)
Other income (expense):
Interest expense, net	(1.221)	(6.7)	(187)	(1.0)
Gain (loss) on foreign currency transactions	9,192	50.1	(1,970)	(11.0)
Total other income (expense), net	7,971	43.5	(2,157)	(12.1)
Income (loss) before benefit from income taxes	$469	2.6%	$(10,384)	(58.2)%

Revenues

For the six months ended June 30, 2025, we generated total revenue of approximately $18.3 million, an increase of approximately $0.5 million, or 2.9%, and 1.8% on a constant currency basis, as compared to revenues of approximately $17.8 million for the six months ended June 30, 2024. Revenue growth was led by strength in our direct German and International territories compared to lower performance in the second quarter of 2024 and the first quarter of 2025. The Company began a proactive reorganization and strategic realignment of our German commercial team and sales approach in the first quarter of 2025. We are making steady progress with this important initiative, and are pleased with this initial improvement in our second quarter of 2025, and remain confident it will lead to stronger execution and improved performance in Germany and our financial results overall this year.

Gross Profit

Gross profit was approximately $13.0 million for the six months ended June 30, 2025, a decrease of approximately $0.4 million, or 2.7%, as compared to gross profit of $13.4 million for the six months ended June 30, 2024. Gross margins were 71.0% and 75.0% for the six months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was primarily due to a 8.9% reduction in the number of units produced, and the write-off of inventory of $0.3 million which had a negative impact on gross margin of 1.4%.

Research and Development Expenses

Our research and development costs were approximately $2.9 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.8 million, or 22.4%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial, and other payroll and project-related cost reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $17.6 million and $17.8 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.2 million, or 1.3%. This decrease was mainly due to decreases in stock-based compensation and royalty expenses of $0.9 million and $0.7 million, respectively, which was partially offset by increases in legal, financial and consulting costs of $0.5 million, and net other compensation expenses of approximately $0.6 million. The decrease in royalty expense was the result of the expiration of a 4% royalty in August of 2024.

Gain (Loss) on Foreign Currency Transactions

For the six months ended June 30, 2025, the gain on foreign currency transactions was approximately $9.2 million, as compared to a loss on foreign currency transactions of approximately $2.0 million for the six months ended June 30, 2024. The gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2025 to $1.17 per Euro from $1.03 per Euro at December 31, 2024. The prior year loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2024, to $1.07 per Euro from $1.11 per Euro at December 31, 2023.

Loss From Operations

Our loss from operations decreased by 9.4% to approximately $7.5 million, from $8.2 million for the six months ended June 30, 2025, and 2024, respectively. This improvement was primarily the result of a 5.0% reduction in operating expenses year over year, partially offset by the decrease in gross profit.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of June 30, 2025, we had current assets of approximately $23.0 million and current liabilities of approximately $9.8 million.

We have an effective shelf registration statement dated September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of June 30, 2025. We have also allocated $20 million of our total shelf amount to our ATM facility. At June 30, 2025, approximately $19.4 million was available for use under the ATM facility.

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock with an expiration date of February 24, 2025, and one Series B Right Warrant to purchase one share of common stock with an expiration date of April 10, 2025. Up to an additional 6.25 million shares of common stock may be issued upon exercise of the Right Warrants. Proceeds from the closing of the subscription period satisfy a debt covenant which allowed for $5 million of restricted cash on the Company’s consolidated balance sheets to now become unrestricted, and available for use. On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025. On June 11, 2025, the 5-day volume weighted average price of Common Stock over the last five-trading days prior to June 10, 2025 was lower than the minimum required price of $2.00 and, as a result, the Series B Right Warrants issued in connection with the previously announced Rights Offering expired worthless pursuant to their terms.

We are also proactively managing our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR to the FDA and Health Canada and the development of clinical data. We have also instituted and continue to maintain tight control over expenditures and have lowered our spending over the past year.

As of June 30, 2025, we had approximately $11.7 million in cash, including approximately $10.2 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash, which raises substantial doubt about the Company’s ability to continue as a going concern.

Our expected future capital requirements may depend on many factors, including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the U.S. and Canada which decisions are expected in 2025, our ability to successfully appeal the denial letter received from the FDA, relating to our De Novo Request for DrugSorb-ATR, and the related opportunity to receive Tranche 2 of Avenue Capital Commitment by December 31, 2025 and achieve the Interest-Only Milestone of the Avenue Capital Commitment and extend the interest-only period by six months to January 1, 2027. Additional sources of liquidity available to us include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

Loan and Security Agreement

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group. Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million, to be disbursed in two tranches: (1) one tranche of $15 million (“Tranche 1”), of which $10 million is available to the Company on the Closing Date and $5 million which remained classified as restricted cash through January 10, 2025, when it was released from its restriction as the following conditions were met: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. A second tranche of up to $5 million, may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application (“Tranche 2” and together with Tranche 1, the “Avenue Capital Commitment”). All unpaid principal and accrued and unpaid interest shall be due and payable in full by the maturity date. If the 2nd tranche is fully funded by December 2025, and the Company achieves the Interest-Only Milestone of the Avenue Capital Commitment, the maturity date is January 1, 2028; otherwise, the maturity date is July 1, 2027. Commencing on August 1, 2024, the Company makes monthly interest only payments during the initial 25-month period following the Closing Date, followed by equal monthly installments through the maturity date consisting of principal plus accrued and unpaid interest, unless otherwise extended by six months upon achievement of the Interest-Only Milestone.

On October 22, 2024, the Company announced that the FDA had accepted its application of DrugSorb-ATR, which was one of the two conditions required by the restricted cash debt covenant. Proceeds from the Rights Offering on January 10, 2025 satisfied the second condition of the debt covenant which now allows for the $5.0 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use.

On April 25, 2025, the FDA issued a denial letter regarding the Company’s De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be granted, and the device can be authorized for commercialization in the U.S. The Company believes these items can be most effectively and expeditiously resolved through the formal appeal process. In July, the Company participated in an appeal hearing with the FDA for supervisory review (administrative appeal) under 21 CFR 10.75. The appeal hearing included FDA senior leadership, Company management and our external surgical experts. The Company continues to believe that remaining deficiencies in its DeNovo application can be effectively resolved through this supervisory review process which is expected to be completed by the end of August 2025, and that a final regulatory decision can be achieved in 2025.

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

For further discussion regarding the Loan Agreement please see Long Term Debt note to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness identified in our internal controls over financial reporting, which is being actively remediated (see below).

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following represent modification to risk factors that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

We may not be successful in obtaining the FDA’s or Health Canada’s authorization and successful commercialization for DrugSorb-ATR in the U.S. or Canada, respectively

On April 25, 2025, the FDA issued a denial letter regarding the Company’s De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be granted, and the device can be authorized for commercialization in the U.S. The Company believes these items can be most effectively and expeditiously resolved through the formal appeal process. In July, the Company participated in an appeal hearing with the FDA for supervisory review (administrative appeal) under 21 CFR 10.75. The appeal hearing included FDA senior leadership, Company management and our external surgical experts. The Company continues to believe that remaining deficiencies in its DeNovo application can be effectively resolved through this supervisory review process which is expected to be completed by the end of August 2025, and that a final regulatory decision can be achieved in 2025.

On June 26, 2025, Health Canada issued a Notice of Refusal of the Company’s Medical Device License application, identifying remaining deficiencies that must be addressed before the application may be granted and the device authorized for commercialization. As part of Health Canada’s prescribed reconsideration process, and following discussions with Health Cananda, the Company has filed a Level 1 “Request for Reconsideration” and with agreement from the Medical Devices Directorate Bureau Director will pursue the review following conclusion of the Company’s review with the FDA. If marketing authorization is not received as part of the reconsideration process, the Company can then file a formal Appeal with the Director General of the Medical Devices Directorate.

We may be unsuccessful in our appeal which may significantly impact our ability to generate any significant revenues or ever achieve and maintain a substantial level of sales of our product candidates in the U.S. and Canada.

Acceptance of our medical devices in the marketplace is uncertain, and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Our future financial performance will depend, at least in part, upon the introduction, and customer and healthcare community acceptance of our products. Even with current or future regulatory or marketing approvals for our CytoSorb, ECOS-300CY, and PuriFi pump devices, other products like VetResQ, and product candidates such as DrugSorb-ATR, these products may not achieve market acceptance in the countries where they are sold. There is no guarantee that we will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

●	the receipt of regulatory clearance of marketing claims for the uses that we are developing

●	the establishment, demonstration, and acceptance of the advantages, safety and efficacy of our polymer technology and products as evidenced by product adoption, sales, reimbursement, inclusion in treatment guidelines, etc;
●	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;
●	the development by our competitors of products or product candidates that are similar or identical to ours;
●	our ability to attract corporate partners, including medical device companies, to assist in commercializing our products; and
●	our ability to effectively market our products

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. For example, the approval of our CytoSorb device as a cytokine adsorber as well as the data we have gathered in our clinical studies to support device usage in this indication may not be sufficient for market acceptance in the medical community. We may also need to conduct additional clinical studies to gather additional data for marketing purposes. If we are unable to obtain regulatory approval or commercialize and market our products when planned, we may not achieve any market acceptance or generate revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

On June 13, 2025, Dr. Efthymios Deliargyris, our Chief Medical Officer, adopted a Rule 10b5-1 trading plan for the sale of the Company’s common stock. The plan, which has a term of one year, provides for the sale of up to 157,500 incentive stock options through market or limit orders.

Other than the individual disclosed above, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 7, 2025	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Peter J. Mariani
Name: Peter J. Mariani
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)