Form 10-Q
period 2025-09-30
Cytosorbents Corp
filed 2025-11-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 62,804,305 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,536	$3,280
Restricted cash, current	—	5,000
Accounts receivable, net of allowances of $134 and $158 as of September 30, 2025 and December 31, 2024, respectively	7,427	7,320
Inventories	4,002	2,733
Prepaid expenses and other current assets	2,348	3,271
Total current assets	21,313	21,604

Property and equipment - net	8,193	9,002
Restricted cash	1,522	1,484
Right-of-use asset	11,075	11,511
Other assets	3,647	3,771
Total assets	$45,750	$47,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,035	$3,340
Accrued expenses and other current liabilities	6,559	6,032
Lease liability – current portion	518	453
Total current liabilities	10,112	9,825
Lease liability, net of current portion	12,051	12,444
Long-term debt	14,567	13,996
Total liabilities	36,730	36,265

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common Stock, par value $0.001, 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 62,794,305 and 54,830,146 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	63	55
Additional paid-in capital	319,511	310,809
Accumulated other comprehensive income (loss)	(3,844)	4,252
Accumulated deficit	(306,710)	(304,009)
Total stockholders’ equity	9,020	11,107
Total liabilities and stockholders’ equity	$45,750	$47,372

See accompanying notes to condensed consolidated financial statements

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$9,485	$8,613	$27,829	$26,444
Cost of goods sold	2,819	3,357	8,142	7,812
Gross profit	6,666	5,256	19,687	18,632

Operating expenses
Research and development, net of grant income	918	1,826	3,842	5,592
Selling, general and administrative	8,610	8,260	26,209	26,097
Total operating expenses	9,528	10,086	30,051	31,689
Loss from operations	(2,862)	(4,830)	(10,364)	(13,057)

Other income (expense)
Interest expense, net	(645)	(588)	(1,866)	(775)
Gain (loss) on foreign currency transactions	(64)	2,650	9,128	680
Total other income (expense), net	(709)	2,062	7,262	(95)

Loss before benefit from income taxes	(3,571)	(2,768)	(3,102)	(13,152)

Benefit from income taxes	401	—	401	—

Net loss	$(3,170)	$(2,768)	$(2,701)	$(13,152)

Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.04)	$(0.24)

Weighted Average Shares of Common Stock Outstanding
Basic and diluted	62,753,959	54,453,006	62,038,902	54,340,583

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	116	(2,330)	(8,096)	(686)
Comprehensive loss	$(3,054)	$(5,098)	$(10,797)	$(13,838)

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2025 (unaudited)	62,610,376	$63	$319,023	$(3,960)	$(303,540)	$11,586
Stock-based compensation	183,929	—	488	—	—	488
Foreign translation adjustment	—	—	—	116	—	116
Net loss	—	—	—	—	(3,170)	(3,170)
Balance at September 30, 2025 (unaudited)	62,794,305	$63	$319,511	$(3,844)	$(306,710)	$9,020

Balance at December 31, 2024	54,830,146	$55	$310,809	$4,252	$(304,009)	$11,107
Stock-based compensation	297,160	1	1,878	—	—	1,879
Issuance of common stock and warrants from rights offerings, net of fees incurred	6,249,791	6	5,386	—	—	5,392
Issuance of common stock from exercise of warrants	1,417,208	1	1,438	—	—	1,439
Foreign translation adjustment	—	—	—	(8,096)	—	(8,096)
Net loss	—	—	—	—	(2,701)	(2,701)
Balance as of September 30, 2025 (unaudited)	62,794,305	$63	$319,511	$(3,844)	$(306,710)	$9,020

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income	Deficit	Equity
Balance as of June 30, 2024 (unaudited)	54,306,415	$54	$308,874	$2,173	$(293,674)	$17,427
Stock-based compensation	—	—	891	—	—	891
Foreign translation adjustment	—	—	—	(2,330)	—	(2,330)
ATM activation fees	—	—	(41)	—	—	(41)
Issuance of restricted stock units	194,198	—	204	—	—	204
Net loss	—	—	—	—	(2,768)	(2,768)
Balance at September 30, 2024 (unaudited)	54,500,613	$54	$309,928	$(157)	$(296,442)	$13,383

Balance at December 31, 2023	54,240,265	$54	$306,187	$529	$(283,290)	$23,480
Stock-based compensation	—	—	2,840	—	—	2,840
Foreign currency translation adjustment	—	—	—	(686)	—	(686)
Issuance of common stock offerings, net of fees	53,290	—	12	—	—	12
Warrants issued in connection with long-term debt	—	—	691	—	—	691
Issuance of restricted stock units	207,058	—	198	—	—	198
Net loss	—	—	—	—	(13,152)	(13,152)
Balance as of September 30, 2024 (unaudited)	54,500,613	$54	$309,928	$(157)	$(296,442)	$13,383

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,701)	$(13,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	—	111
Amortization of debt discount	571	132
Amortization of loan costs	—	58
Depreciation and amortization	1,137	1,181
Amortization of right-of-use asset	109	138
Write-off of patent cost	176	313
Write-off of inventory	253	—
Bad debt expense	17	107
Stock-based compensation	1,879	2,840
Foreign currency transaction gains	(9,128)	(680)
Changes in operating assets and liabilities
Accounts receivable	560	(629)
Inventories	(1,247)	153
Prepaid expenses and other current assets	989	505
Other assets	—	2
Accounts payable and accrued expenses	(167)	(3,166)
Net cash used in operating activities	(7,552)	(12,087)

Cash flows from investing activities
Purchases of property and equipment	(56)	(215)
Payments for patent costs	(68)	(330)
Net cash used in investing activities	(124)	(545)
Cash flows from financing activities
Proceeds from long-term debt	—	15,000
Repayment of long-term debt	—	(5,000)
Payment of final fee	—	(150)
Payment of loan costs	—	(698)
Equity contributions - net of fees incurred	—	12
Proceeds from exercise of common stock warrants	1,439	—
Proceeds from rights offering, net of fees incurred	5,392	—
Net cash provided by financing activities	6,831	9,164
Effect of exchange rates on cash	139	21
Net change in cash, cash equivalents, and restricted cash	(706)	(3,447)

Cash, cash equivalents, and restricted cash at beginning of year	9,764	15,615
Cash, cash equivalents, and restricted cash – end of period	$9,058	$12,168

Supplemental disclosure of cash flow information
Cash paid for interest	$1,535	$772

Supplemental disclosure of non-cash financing activities
Warrants issued in connection with long-term debt	$—	$691

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results for the three and nine months ended September 2025 and 2024, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period. Beginning in the current year, the Company presents amounts in thousands unless otherwise stated. Prior periods have been adjusted accordingly for consistent presentation. Certain prior year amounts in the footnotes have been reclassified to conform to the current year presentation.

As of September 30, 2025, the Company had approximately $9.1 million in cash, including approximately $7.6 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash. These cash and restricted cash balances considered with the Company’s historical cash used in operations, notwithstanding the Company’s Strategic Workforce and Cost Reduction Plan and the impact of the Amended Loan and Security Agreement both of which were announced on November 13, 2025 (see Note 10, “Subsequent Events”) raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.

The Company’s expected future capital requirements may depend on many factors, including expanding the Company’s customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb™-ATR, in the U.S. which decision is now expected in mid-2026 and the related opportunity to receive Tranche 2 (b) of the Amended Avenue Capital Commitment by December 31, 2026. Additional sources of liquidity available to the Company include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to significant accounting policies disclosed in the Company’s consolidated financial statements from the Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation and Foreign Currency Translation

The condensed consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited and CytoSorbents France SAS, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, CytoSorbents India Private Limited, CytoSorbents Medical Canada, Inc., and CytoSorbents MEA FZCO, wholly owned subsidiaries of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recorded in cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Foreign currency transactions gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Impairment or Disposal of Long-Lived Assets

During the three months ended September 30, 2025 and 2024, the Company recorded impairment charges of approximately $0.2 million and $0.1 million respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded impairment charges of approximately $0.2 million and $0.3 million, respectively, related to the impairment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company recorded an income tax benefit of $0.4 million for the three and nine months ended September 30, 2025. This benefit was realized by utilizing the New Jersey Technology Business Tax Certificate Program (the “Program”) whereby the State of New Jersey allows the Company to sell a portion of its state net operating losses and research and development (“R&D”) credits to a third party. The Company received $1.7 million from the Program in April of 2025 resulting from the sale of 2023 and amended 2022 net operating losses and R&D credits. The Company anticipates receiving the current benefit of $0.4 million in the second quarter of 2026. The Company has not recorded income tax expense or income tax benefit for the three and nine months ended September 30, 2024 due to the generation of net operating losses, the benefits of which have been fully reserved.

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

The Company follows accounting standards associated with uncertain tax positions. The Company had no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company is accounting for an uncertain tax position of approximately $2.2 million as of December 31, 2024. The Company files tax returns in the U.S. federal and state jurisdictions.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. Through the IntraFi Network, the Company maintains an Insured Cash Sweep account whereby all cash held in the Company’s money market accounts is swept daily in increments of less than the FDIC insurance limit and deposited in a number of IntraFi’s network of 3,000 financial institutions. This arrangement provides FDIC insurance coverage for all of the cash balances held in the money market accounts. This arrangement excludes the restricted cash balances. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of the Company’s revenues is from product sales in Germany.

As of September 30, 2025, two distributors accounted for approximately 28% of the Company’s outstanding accounts receivable. As of December 31, 2024, one distributor accounted for approximately 19% of outstanding accounts receivable. For the nine months ended September 30, 2025, no distributor or direct customers accounted for more than 10% of the Company’s revenue. For the nine months ended September 30, 2024, one distributor accounted for approximately 10% of the Company’s revenue. For the three months ended September 30, 2025, one distributor accounted for approximately 10% of the Company’s revenue. For the three months ended September 30, 2024, no distributor or direct customers accounted for more than 10% of the Company’s revenue.

Shipping and Handling Costs

Total freight costs amounted to approximately $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

3.	BALANCE SHEET COMPONENTS

Inventories

The Company had the following major classes of inventories:

	September 30, 2025	December 31, 2024

	(amounts, in thousands)
Raw materials	$565	$570
Work in process	1,130	503
Finished goods	2,307	1,660
Inventories	$4,002	$2,733

Property and equipment, net

The Company’s property and equipment consist of the following:

			Depreciation/
			Amortization
	September 30, 2025	December 31, 2024	Period

	(amounts, in thousands)
Furniture and fixtures	$1,612	$1,454	7 years
Equipment and computers	5,562	5,491	3 to 7 years
Leasehold improvements	6,308	6,283	Lesser of term of lease or estimated useful life
	13,482	13,228
Less accumulated depreciation and amortization	5,289	4,226
Property and equipment, net	$8,193	$9,002

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $0.9 million and $1.0 million, respectively. Depreciation expense for each of the three months ended September 30, 2025 and 2024 amounted to $0.3 million.

Other assets

Other assets consist of the following:

	September 30, 2025	December 31, 2024

	(amounts, in thousands)
Patent applications pending	$1,539	$1,612
Patents issued	3,501	3,391
Less accumulated amortization of patents issued	(1,448)	(1,255)
Patents, net	3,592	3,748
Other	55	23
Other assets	$3,647	$3,771

Patent amortization expenses amounted to $0.2 million each for the nine months ended September 30, 2025 and 2024. Patent amortization expense amounted to $0.1 million each for the three months ended September 30, 2025 and 2024.

Patent amortization expense for the next five years and thereafter is scheduled as follows:

(amounts, in thousands)
Remainder of 2025	$66
2026	258
2027	253
2028	240
2029	240
Thereafter	996
Scheduled amortization of patents issued	$2,053

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024

	(amounts, in thousands)
Accrued salaries and commissions	$3,464	$3,076
Clinical studies	594	590
Deferred revenue and contract liabilities	403	596
Professional fees	738	773
Royalties	282	275
Goods received not invoiced	6	87
Accrued operating expenses	1,072	635
Accrued expenses and other current liabilities	$6,559	$6,032

4.	COMMON STOCK, STOCK-BASED COMPENSATION AND WARRANTS

Common Stock

Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock (collectively, the “Rights Warrants”). Up to an additional 6.25 million shares of common stock may be issued upon exercise of the Right Warrants. Once the 6.25 million shares of common stock reserved for the Right Warrants are issued, the remaining outstanding and unexercised Right Warrants will expire worthless. Management and the Board of Directors of the Company are estimated to have subscribed for approximately 450,000 of the total Units prior to any pro rata adjustment. Subscribers of basic subscription rights in the Rights Offering were allocated Units based upon their pro-rata share of 6.25 million Units. The Series A Right Warrants and the Series B Right Warrants expired on February 24, 2025 and June 10, 2025, respectively. The warrants do not have a redemption feature and are classified as equity instruments. A fair value of approximately $0.3 million and approximately $0.1 million has been allocated to the Series A Right Warrant and the Series B Right Warrant, respectively, and recorded within additional paid-in capital. The warrants were valued on the date of issuance using the Monte Carlo pricing model with the following assumptions:

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

Proceeds from the closing of the subscription period satisfied a debt covenant which allowed for $5.0 million of restricted cash on the Company’s condensed consolidated balance sheets to become unrestricted, and available for use.

The Right Warrants were exercisable commencing on their date of issuance and the exercise price is equal to (i) in the case of the Series A Right Warrants, 90% of the five-day volume weighted average price of Common Stock over the last five trading days prior to the expiration date of the Series A Right Warrants on February 24, 2025, rounded down to the nearest whole cent but (x) not lower than $1.00 and (y) not higher than $2.00, and (ii) in the case of the Series B Right Warrants, 90% of the five-day volume weighted average price of Common Stock over the last five trading days prior to the extended expiration date of the Series B Right Warrants on June 10, 2025, rounded down to the nearest whole cent but (x) not lower than $2.00 and (y) not higher than $4.00.

Exercise of the Right Warrants required additional investment separate from the purchase of the Units. 6.25 million shares of common stock were reserved for exercise of the Right Warrants. The Right Warrants were transferable until expiration.

On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). All of the remaining 4.85 million Series A Right Warrants expired on February 24, 2025. On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025. On June 11, 2025, the five-day volume weighted average price of Common Stock over the last five - trading days prior to June 10, 2025 was lower than the minimum required price of $2.00 and, as a result, the Series B Right Warrants issued in connection with the previously announced Rights Offering expired worthless pursuant to their terms.

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

Stock-Based Compensation

The following non-cash stock-based compensation expense, which relates to stock options and restricted stock units (“RSUs”), is included in each of the respective line items in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,
Stock-based compensation expense by category	2025	2024

	(amounts, in thousands)
Cost of goods sold	$29	$48
Research and development, net of grant income	83	—
Selling, general and administrative	376	843
Total stock-based compensation expense	$488	$891

	Nine Months Ended September 30,
Stock-based compensation expense by category	2025	2024

	(amounts, in thousands)
Cost of goods sold	$114	$48
Research and development, net of grant income	330	—
Selling, general and administrative	1,435	2,792
Total stock-based compensation expense	$1,879	$2,840

For the nine months ended September 30, 2025 and 2024, approximately $1.5 million and $2.3 million of stock-based compensation expense relates to stock options, respectively, and approximately $0.4 million and $0.5 million relates to RSUs, respectively. For the three months ended September 30, 2025 and 2024, approximately $0.4 million and $0.8 million of stock-based compensation expense relates to stock options, respectively, and approximately $0.1 million relates to RSUs for each period.

Stock-options

The summary of the stock option activity for the nine months ended September 30, 2025, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2024	12,341,907	$3.55	6.81
Granted	787,000	1.00	—
Exercised	(11,650)	0.96	—
Forfeited	(110,985)	2.09	—
Expired	(255,552)	6.15	—
Outstanding, September 30, 2025	12,750,720	$3.36	6.37

The Company estimated the fair value of stock options granted during the nine months ended September 30, 2025 using a Black-Scholes pricing model, which used the following inputs:

Exercise price (per share)	$0.82 - $1.30
Expected volatility	80.7 - 81.7%
Expected term*	6.3 years
Risk-free rate	3.89% - 4.40%
Dividends	0%

*The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The simplified method is used as the Company’s employee exercise history may not be indicative for estimating future exercises. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated as the difference between the market value of the shares as of September 30, 2025 of $0.93 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted	Aggregate
Range of	Outstanding at	Average	Average	Intrinsic
Exercise	September 30,	Exercise	Remaining	Value
Price	2025	Price	Life (Years)	(in thousands)
$0.82 - $13.20	12,750,720	$3.36	6.37	$4

Options Exercisable
Number	Weighted	Aggregate
Exercisable at	Average	Intrinsic
September 30,	Exercise	Value
2025	Price	(in thousands)
8,767,055	$4.14	$2

The summary of the status of the Company’s non-vested options for the nine months ended September 30, 2025, is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Non-vested, December 31, 2024	6,234,550	$1.09
Granted	787,000	$1.00
Forfeited	(110,985)	$2.09
Vested	(2,926,891)	$1.55
Non-vested, September 30, 2025	3,983,674	$1.63

As of September 30, 2025, the Company had approximately $2.1 million of total unrecognized compensation cost related to stock options which will, on average, be amortized over approximately 18 months.

Change in Control-Based RSUs

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan, or upon certain life events.

The following table is a summary of these restricted stock units:

Total
(amounts in thousands, except share data)
Outstanding, December 31, 2024	2,809,500
Granted	121,500
Vested	(35,000)
Forfeited	(49,000)
Outstanding, September 30, 2025	2,847,000

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, no charges for these restricted stock units have ever been recorded in the Company’s condensed consolidated statements of operations and comprehensive loss.

Other RSU Awards

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2025	641,335	$1.31
Granted	498,800	1.01
Vested	(264,835)	1.81
Unvested shares forfeited	(65,000)	0.96
Non-vested, September 30, 2025	810,300	$0.99

As of September 30, 2025, the remaining weighted average vesting period for restricted stock awards subject to vesting was 26 months and the remaining unrecognized restricted stock unit compensation expense was $0.6 million.

Warrants related to the December 2023 equity offering and June 2024 Loan and Security Agreement

As of September 30, 2025, the Company had 4,352,130 warrants outstanding. Of this amount, 2,706,561 warrants outstanding are related to the Company’s December 13, 2023 offering, and these warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the closing of the Company’s Loan and Security Agreement with Avenue Capital Group (see Note 6. Long-Term Debt). These warrants have an exercise price of $0.79 and expire on June 30, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants can be exercised into common stock.

5.	REVENUE AND SEGMENT INFORMATION

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$28	$—	$28
Germany	2,899	—	2,899
All other countries	2,246	4,312	6,558

Revenue	$5,173	$4,312	$9,485

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended September 30, 2024:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$21	$—	$21
Germany	3,181	—	3,181
All other countries	1,937	3,474	5,411
Revenue	$5,139	$3,474	$8,613

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$152	$—	$152
Germany	9,050	—	9,050
All other countries	6,344	12,283	18,627
Revenue	$15,546	$12,283	$27,829

The following table disaggregates the Company’s revenue by customer type and geographic area for the nine months ended September 30, 2024:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$63	$36	$99
Germany	9,497	—	9,497
All other countries	5,362	11,486	16,848
Revenue	$14,922	$11,522	$26,444

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. The majority of sales of the device are outside the United States, as CytoSorb is not yet approved for commercial sale in the United States. However, in April 2020, the Company was granted Emergency Use Authorization (“EUA”) of CytoSorb for use in critically-ill patients infected with COVID-19 with imminent or confirmed respiratory failure by the United States Food and Drug Administration (the “FDA”). Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Poland, the Netherlands and the United Kingdom. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue, estimated at the time of sale. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity (6 packs versus 12 packs).

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024

	(amounts in thousands)
Contract receivables	$5,997	$4,427
Contract liabilities	$403	$596

Contract receivables, which are included in accounts receivable on the condensed consolidated balance sheets, represent balances due from product sales to direct and distributor customers amounting to $6.0 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively, and billed and unbilled amounts due on government contracts amounting to $0.0 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

Contract liabilities, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $0.2 million each as of September 30, 2025 and December 31, 2024, and deferred grant liability related to the billing on fixed price government contracts in excess of costs incurred, which amounted to $0.2 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company operates under one reportable business segment for which segment disclosure is consistent with the management decision making process that determines the allocation of resources and the measuring of performance.

The Company operates as one reportable segment. Consisting of one operating segment, the components presented in the condensed consolidated statements of operations and comprehensive loss also present the components of the Company’s single operating segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(amounts, in thousands)
Revenue	$9,485	$8,613	$27,829	$26,444
Gross profit	$6,666	$5,256	$19,687	$18,632
Gross margin	70%	61%	71%	70%
Total operating expenses	$9,528	$10,086	$30,051	$31,689
Loss from operations	$(2,862)	$(4,830)	$(10,364)	$(13,057)

EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net loss	$(3,170)	$(2,768)	$(2,701)	$(13,152)
Interest expense, net	645	588	1,866	775
Benefit from income taxes	(401)	—	(401)	—
Depreciation and amortization expense	364	383	1,137	1,181
Loss before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	(2,562)	(1,797)	(99)	(11,196)

Stock-based compensation	488	891	1,879	2,840
Loss (gain) on foreign currency transactions	64	(2,650)	(9,128)	(680)
Adjusted EBITDA, a non-GAAP measure	$(2,010)	$(3,556)	$(7,348)	$(9,036)

Adjusted net loss, a non-GAAP measure:
Net loss	$(3,170)	$(2,768)	$(2,701)	$(13,152)
Stock-based compensation	488	891	1,879	2,840
Loss (gain) on foreign currency transactions	64	(2,650)	(9,128)	(680)
Adjusted net loss, a non-GAAP measure	$(2,618)	$(4,527)	$(9,950)	$(10,992)
Total cash used in operating and investing activities	$(2,522)	$(2,762)	$(7,676)	$(12,632)

	September 30, 2025	December 31, 2024

	(amounts, in thousands)
Total assets	$45,750	$47,372

Significant expense categories regularly provided to the CODM consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(amounts, in thousands)
Research and development:
Clinical expenses	$719	$936	$2,510	$3,499
Other research and development expenses	199	890	1,332	2,093
Total research and development	$918	$1,826	$3,842	$5,592

Selling, general and administrative
Royalty expense	$285	$354	$826	$1,594
Stock-based compensation	376	843	1,435	2,792
Legal, financial and consulting	1,061	824	3,063	2,325
Other general and administrative	6,888	6,239	20,885	19,386
Total selling, general and administrative	$8,610	$8,260	$26,209	$26,097

Amounts presented within research and development expenses in the table above are inclusive of stock-based compensation expense. Refer to Note 4, Common Stock, Stock-Based Compensation and Warrants, for additional information. Capital expenditures of the segment totaled $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

6.	LONG-TERM DEBT

Avenue Capital Group

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million (the “Avenue Capital Commitment”), to be disbursed in two tranches. The first tranche of $15 million (“Tranche 1”), consists of $10 million which was available to the Company on the Closing Date and $5 million constitutes restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar-for-dollar basis for equity raised between $3 million and $5 million. The second tranche (“Tranche 2”) consists of $5 million, which may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application. The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and will additionally be used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment shall bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%).

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

The loan requires interest-only payments for the first 24 months through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however that if the Company draws the full amount of Tranche 2 by December 31, 2025, and achieves for the trailing six month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period will be extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028. On November 13, 2025, the interest only period was extended from July 1, 2026 to December 31, 2026, and the terms surrounding the access to Tranche 2 were amended. Refer to Note 10, Subsequent Events, for additional information.

As of the Closing Date, the Company recorded the following discounts:

(amounts, in thousands)
Fair value of warrants issued to Avenue Capital Group	$690
Final fee	900
Debt issuance cost	498
Commitment fee paid on the Closing Date (1% of the Avenue Capital Group commitment)	200
Total discounts recorded at inception against Avenue Capital Group Long-Term Debt	$2,288

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

The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of September 30, 2025, the Company was in compliance with these covenants.

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

As of September 30, 2025, long-term debt, after giving consideration to the extension of the interest only period provided by the Amended Loan and Security Agreement from July 1, 2026 to December 31, 2026 (see Note 10, “Subsequent Events”), consists of the following:

(amounts, in thousands)
Principal amount	$15,000
Plus: final payment upon maturity	900
Less unamortized debt discount	(1,333)
Long-term debt	14,567

As of September 30, 2025, after giving consideration to the extension of the interest only period provided by the Amended Loan and Security Agreement from July 1, 2026 to December 31, 2026, (see Note 10, “Subsequent Events”) principal payments of long-term debt are due as follows:

(amounts, in thousands)
2026	$—
2027	15,900
Total	$15,900

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its previously outstanding debt with Bridge Bank, a division of Western Alliance Bank (the “Bank”).

As of September 30, 2025, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

2022 Success Fee Letter

Pursuant to the 2022 Success Fee Letter, the Company will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Company’s previously outstanding term loan with the Bank(the “Term C Loan”) and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5.0 million if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). the Company may pay the Success Fee in cash or in shares of common stock, at the Company’s sole discretion. The right of the Bank to receive the Success Fees and the obligation of the Company to pay the Success Fees hereunder shall terminate on the date that is fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans. The termination date of the 2022 Success Fee Letter is December 27, 2027.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation.

Royalty Agreements

The Company is, at times, party to various royalty and license agreements that require the payment of royalty fees. Royalty expense amounted to approximately $0.8 million and $1.6 million for the nine months ended September 30, 2025, and 2024, respectively. Royalty expense amounted to approximately $0.3 million and $0.4 million for the three months ended September 30, 2025, and 2024, respectively. Royalty expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

401(k) Plan

Employees are eligible to participate in the Company’s 401(k) plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain Internal Revenue Code limitations. Matching contributions amounted to $0.2 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Matching contributions amounted to approximately $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively.

8.	LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of September 30, 2025, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statement of operations and cash flows related to the operating lease liability is as follows (excluding variable payments and expenses):

	September 30,
	2025	2024

	(amounts, in thousands)
Cash paid in connection with the operating leases	$1,264	$1,235

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
	2025	2024

	(amounts, in thousands)
Right-of-use asset	$11,075	$11,511
Lease liability - current portion	$518	$453
Lease liability - net of current portion	12,051	12,444
Total lease liability	$12,569	$12,897
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	11.4 years	11.7 years

Lease Expense

The components of lease expense were as follows:

	Three Months Ended September 30,
	2025	2024

	(amounts, in thousands)
Operating lease cost	$440	$409
Variable lease cost	207	156
Total lease cost	$647	$565

	Nine Months Ended September 30,
	2025	2024

	(amounts, in thousands)
Operating lease cost	$1,288	$1,297
Variable lease cost	356	360
Total lease cost	$1,644	$1,657

As of September 30, 2025, the maturities of the operating lease liability are as follows:

Remainder of 2025	$431
2026	1,736
2027	1,777
2028	1,819
2029	1,863
Thereafter	13,550
Future operating lease payments	21,176
Imputed interest	(8,607)
Total operating lease liability	$12,569

9.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three and nine months ended September 30, 2025 and 2024 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; (iv) if the RSUs with service and performance conditions were considered contingently issuable; (v) if outstanding warrants were exercised; and (vi) if convertible debt was converted to common stock.

The following table summarizes earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(amounts, in thousands, except share and per share data)
Basic and diluted earnings per common share:
Net loss	$(3,170)	$(2,768)	$(2,701)	$(13,152)
Basic and diluted weighted average common shares outstanding	62,753,959	54,453,006	62,038,902	54,340,583
Basic and diluted earnings per common share	$(0.05)	$(0.05)	$(0.04)	$(0.24)

Certain stock options and restricted stock units are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 11,264,903 and 11,387,763 for the three and nine months ended September 30, 2025, respectively.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements.

Amended Loan and Security Agreement

On November 13, 2025, the Company and Avenue Capital Group entered into the First Amendment to Loan Documents (the “Amended Loan and Security Agreement”), amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement provides for access to an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and for the extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Loan. The Amended Loan and Security Agreement requires that the Company maintain certain operating cash burn targets (as defined) prior to FDA approval of DrugSorb-ATR and provides for a further six-month extension of the interest only period to the July 1, 2027 maturity date upon FDA approval of DrugSorb-ATR.

Under the terms of the Amended Loan and Security Agreement, the Company issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

Workforce and Cost Reduction Plan

On November 13, 2025, the Company announced it initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the strategic plan, the Company reduced its workforce by approximately 10%, and reduced and realigned operating and production expenses. The Company expects to record a charge of up to $0.9 million that will include severance and other cash and non-cash charges related to the restructuring. The estimated costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially.

Continued Listing Requirements Notification

On October 2, 2025, the Company was notified by the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the Nasdaq’s continued listing requirements relating to the minimum average closing price per share of the Company’s common stock, because the average closing price of the Company’s common stock over a consecutive 30 trading-day period was below $1.00 per share (the “Minimum Bid Price Requirement”). The notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq.

The Company has timely notified the Nasdaq of its intent to regain compliance with the minimum price condition within a 180-day cure period provided by Nasdaq rules, or until March 31, 2026 (the “Compliance Date”). The Company can regain compliance at any time within the cure period if, the closing bid price of the Company’s common stock meets or exceeds $1.00 per common share for a minimum of 10 consecutive business days prior to the Compliance Date, unless the Nasdaq staff exercises its discretion to require the Company to meet the Minimum Bid Price Requirement for a longer period pursuant to applicable Nasdaq rules. If the Company fails to regain compliance with the Nasdaq’s minimum price condition by the end of the cure period, the Company would be eligible for an additional compliance period of 180 days provided it presents an acceptable plan to Nasdaq to regain compliance.

The Company intends to actively monitor the closing bid price of its common stock and will consider its options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing standards. If the Company is unable to regain compliance with the Minimum Bid Price Requirement, the Company’s common stock will be subject to the Nasdaq’s suspension and delisting procedures.

During this time, the Company’s common stock will continue to be listed on the Nasdaq, subject to its compliance with other Nasdaq continued listing requirements. However, there can be no assurance about the Company’s ability to regain compliance with the Nasdaq’s minimum price condition within the applicable cure periods.

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

In the U.S. and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures. The Company is actively pursuing regulatory approval of DrugSorb-ATR with the FDA and will pursue regulatory approval with Health Canada with better visibility from the FDA. DrugSorb-ATR is not yet granted or approved in either the U.S. or Canada.

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

Summary of Operational and Recent Business Highlights

●	Total revenue was $27.8 million for the nine months ended September 30, 2025, an increase of $1.4 million, or 5.2%, compared to the prior year.
●	Gross profit was $19.7 million for the nine months ended September 30, 2025, an increase of $1.1 million, or 5.7%, compared to the prior year. Gross margin was 71% for the nine months ended September 30, 2025, compared to 71% in the prior year.
●	Our loss from operations improved by 20.6% to approximately $10.4 million, from $13.1 million for the nine months ended September 30, 2025, and 2024, respectively. This improvement was driven by a 5.2% increase in total revenue and a 5.2% reduction in total operating expense year over year.
●	We strengthened our balance sheet with the completion of a shareholder Rights Offering in January 2025 that provided $5.4 million net proceeds, and then added another $1.4 million net proceeds with the exercise of the Series A Right Warrant in February 2025.
●	In April 2025, we further supplemented our cash balance with the receipt of $1.7 million from the sale of our 2023 and amended 2022 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA).
●	On May 22, 2025, a new contemporary real-world data analysis was presented at EuroPCR, highlighting the intraoperative use of the Company’s technology to significantly reduce the severity of bleeding in urgent coronary artery bypass grafting (CABG) patients on the blood thinner, ticagrelor (Brilinta®, AstraZeneca) who had not completed the recommended drug washout period. (Storey, R.F., et al. Early CABG with intraoperative hemadsorption in patients on ticagrelor. Cardiovascular Revascularization Medicine.) The information in this data analysis are referenced for general information only and are not incorporated by reference into this Report.
●	Continued to see real world validation of improved clinical outcomes (reduced serious perioperative bleeding) in cardiac surgery patients on a blood thinner at several global cardiac surgery conferences including EuroPCR, ESCVS, EACTS, and TCT.

●	On July 31, 2025 the Company highlighted data demonstrating the vital and evolving role of CytoSorb therapy in the treatment of sepsis and septic shock–among the deadliest challenges in critical care medicine. Recent data demonstrate early and intensive use of CytoSorb therapy improves clinical outcomes for patients suffering from these conditions. The Company presented a World Sepsis Day Global Webinar on September 10, 2025 in commemoration of Sepsis Awareness Month and World Sepsis Day. See our Current Report on Form 8-K, filed with the SEC on August 1, 2025, for additional information.
●	On September 16, 2025, the Company announced that it would file a new De Novo application for DrugSorb-ATR with the FDA. This decision followed an appeal meeting and decision by the FDA that upheld its previous denial of the Company’s DrugSorb-ATR De Novo application, but affirmed that there were no safety related issues with the device, and requested additional information to support the Company’s desired label indication. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA on November 7, 2025. A formal meeting with the FDA is anticipated in either late fourth quarter of 2025, or early 2026 to confirm the requirements for the new De Novo submission, followed by a formal submission in the first quarter of 2026. A regulatory decision is expected in mid-2026 following a typical 150-day review process.
●	Continued to see real world validation of improved clinical outcomes (reduced serious perioperative bleeding) in cardiac surgery patients on a blood thinner at global cardiac surgery conferences including EuroPCR, ESCVS, EACTS and TCT
●	On November 13, 2025, the Company and Avenue Capital Group entered into the First Amendment to Loan Documents (“the Amended Loan and Security Agreement”), amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement provides for access to an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and for the extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the original loan. The Amended Loan and Security Agreement requires that the Company maintain certain operating cash burn targets (as defined in the Amended Loan and Security Agreement) prior to FDA approval of DrugSorb-ATR and also provides for a further six-month extension of the interest only period to the July 1, 2027 maturity date upon FDA approval of DrugSorb-ATR.
●	On November 13, 2025, the Company announced it initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, reduced and realigned operating and production expenses, and now expects that the Company will reach operating cash flow break-even in the first quarter of 2026. The Company expects to record a charge of up to $0.9 million that will include severance and other cash and non-cash charges related to the restructuring. The estimated costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially.

Results of Operations:

Comparison for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$9,485	100%	$8,613	100%
Cost of goods sold	2,819	29.7	3,357	39.0
Gross profit	6,666	70.3	5,256	61.0
Operating expenses:
Research and development	918	9.7	1,826	21.2
Selling, general and administrative	8,610	90.8	8,260	95.9
Total operating expenses	9,528	100.5	10,086	117.1
Loss from operations	(2,862)	(30.2)	(4,830)	(56.1)
Other income (expense):
Interest expense, net	(645)	(6.8)	(588)	(6.8)
Gain (loss) on foreign currency transactions	(64)	(0.7)	2,650	30.8
Total other income (expense), net	(709)	(7.5)	2,062	23.9
Loss before benefit from income taxes	$(3,571)	(37.6)%	$(2,768)	(32.1)%

Revenues

For the three months ended September 30, 2025, we generated total revenue of approximately $9.5 million, an increase of approximately $0.9 million, or 10.1%, and 3.8% on a constant currency basis, as compared to revenues of approximately $8.6 million for the three months ended September 30, 2024. Revenue growth was led by strength in our distributor and strategic partner sales and direct sales outside of Germany, partially offset by lower revenue in our direct German market. The Company began a proactive reorganization and strategic realignment of our German commercial team and sales approach in the first quarter of 2025. We are making steady progress with this important initiative and are tracking to expectations through the third quarter of 2025, and remain confident it will lead to stronger execution and improved performance in Germany and our financial results overall into next year.

Gross Profit

Gross profit was approximately $6.7 million for the three months ended September 30, 2025, an increase of approximately $1.4 million, or 26.8%, as compared to gross profit of $5.2 million for the three months ended September 30, 2024. Gross margins were 70.3% and 61.0% for the three months ended September 30, 2025 and 2024, respectively. Prior year gross margins were negatively impacted by a planned reduction in units production to rebalance inventory levels, coupled with a short-term manufacturing issue which was resolved in the third quarter of last year and resulted in significantly lower number of CytoSorb devices produced in the quarter.

Research and Development Expenses

Our research and development costs were approximately $0.9 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.9 million, or 49.7%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial, the reduction of grant funded projects, and other payroll and project-related cost reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $8.6 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately $0.3 million, or 4.2%. The increase is primarily due to costs associated with the regulatory submission and anticipated commercial approval and launch of DrugSorb-ATR in North America, partially offset by lower non-cash stock comp and other compensation costs, and lower royalty expense as a result of the expiration of a 4% royalty in August of 2024.

Gain (Loss) on Foreign Currency Transactions

For the three months ended September 30, 2025, the loss on foreign currency transactions was approximately $0.1 million, as compared to a gain on foreign currency transactions of approximately $2.7 million for the three months ended September 30, 2024. The loss was directly related to the slight decrease in the spot exchange rate of the Euro to the U.S. dollar as of September 30, 2025 compared to June 30, 2025. The prior year gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of September 30, 2024, to $1.11 per Euro from $1.07 per Euro at June 30, 2024.

Loss From Operations

Our loss from operations decreased by 40.7% to approximately $2.9 million, from $4.8 million for the nine months ended September 30, 2025, and 2024, respectively. This improvement was primarily the result of a 5.5% reduction in operating expenses year over year, and the increase in gross profit.

Comparison for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$27,829	100%	$26,444	100%
Cost of goods sold	8,142	29.3	7,812	29.5
Gross profit	19,687	70.7	18,632	70.5
Operating expenses:
Research and development	3,842	13.8	5,592	21.1
Selling, general and administrative	26,209	94.2	26,097	98.7
Total operating expenses	30,051	108.0	31,689	119.8
Loss from operations	(10,364)	(37.2)	(13,057)	(49.4)
Other income (expense):
Interest expense, net	(1,866)	(6.7)	(775)	(2.9)
Gain (loss) on foreign currency transactions	9,128	32.8	680	2.6
Total other income (expense), net	7,262	26.1	(95)	(0.4)
Loss before benefit from income taxes	$(3,102)	(11.1)%	$(13,152)	(49.7)%

Revenues

For the nine months ended September 30, 2025, we generated total revenue of approximately $27.8 million, an increase of approximately $1.4 million, or 5.2%, and 2.2% on a constant currency basis, as compared to revenues of approximately $26.4 million for the nine months ended September 30, 2024. Revenue growth was led by strength in our other direct European territories, and distributors and strategic partner sales, and partially offset by a decrease in revenue in our direct German market. The Company began a proactive reorganization and strategic realignment of our German commercial team and sales approach in the first quarter of 2025. We are making steady progress with this important initiative and are tracking to expectations through the third quarter of 2025, and remain confident it will lead to stronger execution and improved performance in Germany and our financial results overall into next year.

Gross Profit

Gross profit was approximately $19.7 million for the nine months ended September 30, 2025, an increase of approximately $1.1 million, or 5.7%, as compared to gross profit of $18.6 million for the nine months ended September 30, 2024. Gross margins were 70.7% and 70.5% for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development costs were approximately $3.8 million and $5.6 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1.8 million, or 31.3%. This decrease was driven by a decrease in our clinical trial costs due to the completion of the STAR-T clinical trial, lower grant funded projects, and other payroll and project-related cost reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $26.2 million and $26.1 for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately $0.1 million, or 0.4%. This increase was mainly due to increases in legal, regulatory, financial and consulting costs including costs associated with our 2024 audited financial statements, as well as regulatory filings and initial costs associated with the anticipated approval and commercial launch of DrugSorb-ATR in North America, partially offset by decreases in stock-based compensation expense, and royalty expenses. The decrease in stock-based compensation expense was primarily related to the full vesting of certain stock options in earlier periods and the decrease in royalty expense was the result of the expiration of a 4% royalty in August of 2024.

Gain (Loss) on Foreign Currency Transactions

For the nine months ended September 30, 2025, the gain on foreign currency transactions was approximately $9.1 million, as compared to a gain on foreign currency transactions of approximately $0.7 million for the nine months ended September 30, 2024. The gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of September 30, 2025 to $1.17 per Euro from $1.03 per Euro at December 31, 2024. The prior year gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of September 30, 2024, to $1.11 per Euro from $1.10 per Euro at December 31, 2023.

Loss From Operations

Our loss from operations decreased by 20.6% to approximately $10.4 million, from $13.1 million for the nine months ended September 30, 2025, and 2024, respectively. This improvement was primarily the result of a 5.2% reduction in operating expenses year over year, and the increase in gross profit.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of September 30, 2025, we had current assets of approximately $21.3 million and current liabilities of approximately $12.6 million.

Effective Shelf Registration

We have an effective shelf registration statement dated September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of September 30, 2025. We have also allocated $20 million of our total shelf amount to our ATM facility. At September 30, 2025, approximately $19.4 million was available for use under the ATM facility. During the nine months ended September 30, 2025, we did not raise any proceeds under the ATM facility.

Loan and Security Agreement

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million (the “Avenue Capital Commitment”), to be disbursed in two tranches. The first tranche of $15.0 million (“Tranche 1”), consists of $10.0 million which was available to the Company on the Closing Date and $5.0 million constitutes restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company has received a minimum of $3.0 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar-for-dollar basis for equity raised between $3.0 million and $5.0 million. The second tranche (“Tranche 2”) consists of $5.0 million, which may be disbursed at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company receives FDA marketing approval of its DrugSorb-ATR application. The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and will additionally be used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment shall bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%). The loan requires interest-only payments for the first 24 months through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however that if the Company draws the full amount of Tranche 2 by December 31, 2025, and achieves for the trailing six month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period will be extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028.

On November 13, 2025, the Company and Avenue Capital Group entered into the Amended Loan and Security Agreement, amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement provides for access to an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and for the extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Avenue Capital Commitment. The Amended Loan and Security Agreement requires that the Company maintain certain operating cash burn targets (as defined in the Amended Loan and Security Agreement) prior to FDA approval of DrugSorb-ATR and also provides for a further six-month extension of the interest only period to the July 1, 2027 maturity date upon FDA approval of DrugSorb-ATR.

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

Resource Allocation and Path to Cash-Flow Profitability

We proactively manage our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR to the FDA and Health Canada and the development of clinical data. We have instituted and continue to maintain tight control over expenditures and have lowered our spending over the past year. Further, on November 13, 2025, the Company announced it initiated a Strategic Workforce and Cost Reduction Plan to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, reduced and realigned operating and production expenses, and now expects that the Company will reach operating cash flow break-even in the first quarter of 2026. The Company expects to record a charge of up to $0.9 million that will include severance and other cash and non-cash charges related to the restructuring. The estimated costs that we expect to incur, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially.

As of September 30, 2025, we had approximately $9.1 million in cash, including approximately $7.6 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash. These cash and restricted cash balances considered with our historical cash used in operations, notwithstanding our Strategic Workforce and Cost Reduction Plan and the impact of the Amended Loan and Security Agreement both of which were announced on November 13, 2025, raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.

On a proforma-basis, giving effect to the impact of receiving the additional $2.5 million from Tranche 2(a) of the Amended Loan and Security Agreement, as if it had occurred on September 30, 2025, our total cash balance would have been $11.6 million, including $10.1 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash.

As of September 30, 2025, the total amount of debt drawn under our Loan and Security Agreement was $15.0 million. On a proforma basis, giving effect to the impact of receiving the additional $2.5 million from Tranche 2 (a) of the Amended Loan and Security Agreement, as if it had occurred on September 30, 2025, our total debt drawn would have been $17.5 million.

Our expected future capital requirements may depend on many factors, including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the U.S. which decision is now expected in mid-2026, and the related opportunity to receive Tranche 2b of the Amended Avenue Capital Commitment by December 31, 2026. Additional sources of liquidity available to us include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential increased need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. As a result of these additional uncertainties, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

On September 16, 2025, the Company announced that it would file a new De Novo application for DrugSorb-ATR with the FDA. This decision followed an appeal meeting and decision by the FDA to uphold its previous denial of the Company’s original DrugSorb-ATR application, but affirmed that there were no safety related issues with the device, and requested additional information to support the Company’s desired label indication. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA on November 7, 2025. A formal meeting with the FDA is anticipated in either late fourth quarter of 2025, or early 2026 to confirm the requirements for the new De Novo submission. A standard regulatory decision is expected in mid-2026 following a typical 150-day review process.

For further discussion regarding the Loan and Security Agreement, and Amended Load and Security Agreement please see Note 6, “Long Term Debt” and Note 10, “Subsequent Events” to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weakness identified in our internal controls over financial reporting, which is being actively remediated (see below).

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may not be successful in obtaining the FDA’s or Health Canada’s authorization and successful commercialization for DrugSorb-ATR in the U.S. or Canada, respectively

On April 25, 2025, the FDA issued a denial letter regarding the Company’s De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be granted, and the device can be authorized for commercialization in the U.S. The Company filed an appeal of the decision through the formal appeal process with the FDA. In July, the Company participated in an appeal hearing with the FDA for supervisory review (administrative appeal) under 21 CFR 10.75. The appeal hearing included FDA senior leadership, Company management and our external surgical experts.

On August 14, 2025, the Company received an FDA appeal decision following its July 2025 in-person supervisory administrative review (appeal) meeting with the FDA under 21 CFR 10.75. In the appeal decision, the FDA found no issues with device safety but upheld its prior De Novo denial decision citing the need for additional information to support the Company’s desired label indication. Additionally, the FDA proactively proposed a potential expedited path forward for market authorization but noted the Company could also appeal to a final higher level within the FDA with the Director of the FDA’s Center for Devices and Radiologic Health (CDRH). On September 16, 2025, the Company announced that it decided to not file a final appeal with the CDRH because of positive FDA upper management feedback for a reasonable path forward that would allow for a suitable and potentially expedited De Novo grant for the Company’s original desired label indication. The Company expects to file a new De Novo application with additional information that includes analyses of new real-world data to support its desired label indication in early 2026. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA on November 7, 2025. A formal meeting with the FDA is anticipated in either late fourth quarter of 2025, or early 2026 to confirm the requirements for the new De Novo submission. A regulatory decision is expected in mid-2026 following a typical 150-day review process.

On June 26, 2025, Health Canada issued a Notice of Refusal of the Company’s Medical Device License application, identifying remaining deficiencies that must be addressed before the application may be granted and the device authorized for commercialization. On September 16, 2025 the Company announced that it had timely filed a Level 1 “Request For Reconsideration” with Health Canada. However, following interactive discussions with the Medical Devices Directorate Bureau Director and the Company’s Canadian regulatory counsel, it was recommended that any subsequent review of DrugSorb-ATR in Canada be delayed until better clarity was received from the FDA. As such, the Company withdrew the Request for Reconsideration and will provide a new Medical Device License application to Health Canada with improved visibility from the FDA.

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

Our future financial performance will depend, at least in part, upon the introduction, and customer and healthcare community acceptance of our products. Even with current or future regulatory or marketing approvals for our CytoSorb, ECOS-300CY, and PuriFi pump devices, other products like VetResQ, and product candidates such as DrugSorb-ATR, these products may not achieve market acceptance in the countries where they are sold. There is no guarantee that we will be able to achieve additional regulatory approvals, and even if we do, our products may not achieve market acceptance in the countries covered by such approvals. The degree of market acceptance will depend upon a number of factors, including:

●	the receipt of regulatory clearance of marketing claims for the uses that we are developing
●	the establishment, demonstration, and acceptance of the advantages, safety and efficacy of our polymer technology and products as evidenced by product adoption, sales, reimbursement, inclusion in treatment guidelines, etc.;
●	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;
●	the development by our competitors of products or product candidates that are similar or identical to ours;
●	our ability to attract corporate partners, including medical device companies, to assist in commercializing our products; and
●	our ability to effectively market our products

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

If we are not in compliance with the continued listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is listed on the Nasdaq Stock Market LLC (“Nasdaq”). On October 2, 2025, we were notified that we were not in compliance with the Nasdaq’s continued listing requirements relating to the minimum average closing price per share of our common stock, because the average closing price of our common stock over a consecutive 30 trading-day period was below $1.00 per share (the “Minimum Bid Price Requirement”).

We have timely notified the Nasdaq of our intent to regain compliance with the minimum price condition within a 180-day cure period provided by Nasdaq rules, or until March 31, 2026 (the “Compliance Date”). We can regain compliance at any time within the cure period if, the closing bid price of the Company’s common stock meets or exceeds $1.00 per common share for a minimum of 10 consecutive business days prior to the Compliance Date, unless the Nasdaq staff exercises its discretion to require the Company to meet the Minimum Bid Price Requirement for a longer period pursuant to applicable Nasdaq rules. If we fail to regain compliance with the Nasdaq’s minimum price condition by the end of the cure period, the Company would be eligible for an additional compliance period of 180 days provided it presents an acceptable plan to Nasdaq to regain compliance.

The Company intends to actively monitor the closing bid price of its common stock and will consider its options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing standards. If the Company is unable to regain compliance with the Minimum Bid Price Requirement, our common stock will be subject to the Nasdaq’s suspension and delisting procedures.

During this time, our common stock will continue to be listed on the Nasdaq, subject to our compliance with other Nasdaq continued listing requirements. However, there can be no assurance about our ability to regain compliance with the Nasdaq’s minimum price condition within the applicable cure periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the quarter ended September 30, 2025.

Amended Loan and Security Agreement

On November 13, 2025, the Company and Avenue Capital Group entered into the First Amendment to Loan Documents (the “Amended Loan and Security Agreement”), amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement provides for access to an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and for the extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the original loan. The Amended Loan and Security Agreement requires that the Company maintain certain operating cash burn targets (as defined) prior to FDA approval of DrugSorb-ATR and provides for a further six-month extension of the interest only period to the July 1, 2027 maturity date upon FDA approval of DrugSorb-ATR.

Under the terms of the Amended Loan and Security Agreement, the Company issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

Workforce and Cost Reduction Plan

On November 13, 2025, the Company announced it initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the strategic plan, the Company reduced its workforce by approximately 10%, reduced and realigned operating and production expenses, and now expects that the Company will reach operating cash flow break-even in the first quarter of 2026. The Company expects to record a charge of up to $0.9 million that will include severance and other cash and non-cash charges related to the restructuring. The estimated costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially.

Item 6. Exhibits.

Number	Description
10.1*	First Amendment to Loan Documents, dated November 13, 2025, by an among CytoSorbents Corporation, the lenders, and the administrative and collateral agent party thereto
10.2*	Form of Warrant to Purchase Shares of Stock of CytoSorbents Corporation by and between the Company and Avenue Venture Opportunities Fund, LP, dated November 13, 2025.
10.3*	Form of Warrant to Purchase Shares of Stock of CytoSorbents Corporation y and between the Company and Avenue Venture Opportunities Fund II, LP, dated November 13, 2025.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101*

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: November 13, 2025	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Peter J. Mariani
Name: Peter J. Mariani
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)