Form 10-K
period 2025-12-31
Cytosorbents Corp
filed 2026-03-30
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes  No ☐

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

☐ Yes ☑ No

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $60.6 million based upon the closing price reported for such date on the Nasdaq Capital Market Exchange. As of March 20, 2026, there were approximately 62.7 million outstanding shares of the registrant’s common stock.

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

TRADEMARKS

This Report includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “DrugSorb-ATR,” “HemoDefend-RBC,” “HemoDefend-BGA, “K+ontrol,” “VetResQ,” and “PuriFi” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by these other parties.

ii

PART I

Item 1.       Business.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care unit and cardiac surgery through blood purification. CytoSorbents’ proprietary blood purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. Cartridges filled with these beads can be used with standard blood pumps already in the hospital (e.g. dialysis, continuous renal replacement therapy or CRRT, extracorporeal membrane oxygenation or ECMO, and heart-lung machines), where blood is repeatedly recirculated outside the body, through our cartridges where toxic substances are removed, and then back into the body. CytoSorbents’ technologies are used in a number of broad applications. Specifically, two important applications are 1) the removal of blood thinners during and after cardiothoracic surgery to reduce the risk of severe bleeding, and 2) the removal of inflammatory agents and toxins in common critical illnesses that can lead to massive inflammation, organ failure and patient death. The breadth of these critical illnesses include, for example, sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome, and pancreatitis as well as the removal of liver toxins that accumulate in acute liver dysfunction or failure, and the removal of myoglobin in severe rhabdomyolysis that can otherwise lead to renal failure. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments.

CytoSorbents’ lead product, CytoSorb®, is approved in the European Union and distributed in more than 70 countries worldwide, with more than 300,000 devices used cumulatively to date. CytoSorb was originally launched in the European Union under CE mark as the first cytokine adsorber. Additional CE mark extensions were granted for bilirubin and myoglobin removal in clinical conditions such as liver disease and trauma, respectively, and for ticagrelor and rivaroxaban removal in cardiothoracic surgery procedures. In 2020, CytoSorb received FDA EUA in the United States for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure, to reduce pro-inflammatory cytokine levels. CytoSorb is not yet approved, authorized, or cleared in the United States.

In the U.S. and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures. The Company is actively pursuing regulatory approval of DrugSorb-ATR with the FDA and will pursue regulatory approval with Health Canada with better visibility from the FDA. DrugSorb-ATR is not yet granted or approved in either the United States or Canada.

Upon approval, the Company expects to rapidly commercialize DrugSorb-ATR in the U.S. and Canada to address this large unmet medical need, with an initial estimated total addressable market of $300 million today to over $1 billion over time as we pursue additional indications for DrugSorb-ATR to remove additional classes of blood thinners and expansion of the antithrombotic drug removal application beyond cardiac surgery and across other surgical specialties. We believe that DrugSorb-ATR has the potential to become an “all-in-one” countermeasure for these agents.

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

CytoSorb is an extracorporeal blood purification cartridge that is approved in the European Union and distributed in more than 70 countries worldwide to reduce “cytokine storm” in common critical illnesses that can lead to massive inflammation, organ failure and patient death. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments. CytoSorb removes the “fuel to the fire” of deadly inflammation that is often associated with organ failure and poor clinical outcomes. Given that an estimated 40-60% of patients in the ICU suffer from severe inflammation (e.g. sepsis, COVID, flu, trauma, burns, lung failure, complications of surgery, cytokine release syndrome, liver failure, pancreatitis, etc.) where the level of inflammation is directly correlated to severity of illness, CytoSorb is strategically positioned to help these patients. CytoSorb is also approved to reduce bilirubin (e.g. in liver failure) and myoglobin (e.g. in trauma and critical illness). CytoSorb is also used during and after cardiothoracic surgery to remove antithrombotic drugs and inflammatory mediators that can otherwise lead to postoperative complications, including severe bleeding, shock, failure to wean from mechanical ventilation, sepsis, and multiple organ failure. CytoSorb is also used in cardiac surgery applications to reduce inflammatory mediators and blood thinners, targeting a reduction in complications of cardiac surgery like sepsis, bleeding, and shock.

In contrast to dialysis which works like the kidney to remove metabolic waste products, small molecules, and water-soluble drugs in about 10-15% of patients in the intensive care unit who develop kidney failure, CytoSorb functions like the liver to remove a broad range of small to mid-molecular weight toxins that dialysis does not remove well – including cytokines, inflammatory mediators, bacterial toxins, liver toxins such as bilirubin and bile acids, proteins such as myoglobin, hemoglobin, and activated complement, peptides, fat-soluble drugs, and hydrophobic protein-bound substances. Because of this, CytoSorb is “Expanding the Dimension of Blood Purification™” in critical care and cardiac surgery, treating inflammation and also other conditions where toxic substances can cause harm, while restoring balance. Based on numerous published studies, we believe treating the right patient, at the right time, with the right therapy of CytoSorb can lead to improved clinical outcomes. In particular, when used early and aggressively on a hyperinflamed patient with worsening organ failure, CytoSorb treatment is associated with the reversal or prevention of many complications such as shock, acute respiratory distress syndrome (ARDS), and kidney failure. CytoSorb was granted U.S. FDA Emergency Use Authorization in April 2020 for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure. CytoSorb is not yet cleared or approved in the U.S.

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

DrugSorb-ATR is initially focused on reducing the severity of perioperative bleeding in CABG patients on the anti-thrombotic drug Brilinta® (ticagrelor, AstraZeneca) in the U.S. and Canada, where approximately 60,000 patients on this medication will need urgent cardiovascular surgery annually in those two markets each year. Given current U.S. and Canadian prescribing trends that favor Brilinta over its competitors, Plavix (clopidogrel, BMS, Sanofi) and Effient (prasugrel, Daiichi Sankyo, Eli Lilly), and the recent availability of generic ticagrelor in the U.S. since mid-2025, the number of eligible patients could increase substantially. Coronary Artery Bypass Grafting (CABG) is the most common type of cardiac surgery worldwide, and per the European Multicenter Study on CABG (E-CABG) Registry, the rate of severe bleeding is more than 3 times higher when patients undergo CABG within two days of the last dose of Brilinta, compared to those who underwent a 4-5 day washout. Data from our U.S. and Canada pivotal STAR-T (Safe and Timely Antithrombotic Removal of Ticagrelor) trial and European STAR Registry suggest the use of CytoSorbents’ technology enables CABG patients to safely undergo surgery within 2 days of the last dose of Brilinta without the associated increased bleeding risk. CytoSorbents’ technology was granted two FDA Breakthrough Device Designations, one for the removal of ticagrelor (2020) and another (2021) for the removal of the direct oral anticoagulants (DOACs) Eliquis (apixaban, Pfizer, BMS) and Xarelto (rivaroxaban, Janssen, Bayer). In September 2024, the Company submitted its initial De Novo medical device application to the U.S. FDA requesting marketing approval to reduce the severity of perioperative bleeding in CABG patients on the antithrombotic drug ticagrelor, which was accepted for substantive review in October 2024. In November 2024, the Company received its Medical Device Single Audit Program (MDSAP) certification and submitted its initial Medical Device License (MDL) application to Health Canada.

The Company continues to actively pursue regulatory approval of DrugSorb-ATR with the U.S. FDA and expects to pursue regulatory approval in Canada with better visibility from the FDA. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively. See further discussion in ‘Cardiac Surgery’ below.

If granted or approved, DrugSorb-ATR presents a potentially valuable value proposition to multiple stakeholders. For patients, they would be able to undergo their critical CABG surgery without significant delay and have reduced bleeding risk. For surgeons, it can potentially help get these patients into the operating room faster, while helping to avoid severe intra and postoperative bleeding complications that can be a nightmare scenario for surgeons while negatively impacting their surgical outcomes and the scheduling of new patient surgeries. For hospitals, decreased washout times in the hospital, fewer bleeding complications that require expensive ICU recovery, and faster throughput of revenue-generating cardiac surgeries means potentially better resource utilization, lower costs, and improved revenues while decreased adverse events help preserve a hospital’s quality rating.

Given that DrugSorb-ATR is an FDA Breakthrough Device and that a large percentage of the target population fall under the U.S. Centers for Medicare and Medicaid Services (CMS), the Company expects to pursue additional reimbursement and coverage options through the New Technology Add on Payment (NTAP) and Transitional Coverage for Emerging Technologies (TCET) programs. Though we believe these additional programs are not necessary to sell DrugSorb, we believe they could enhance what we believe is an already strong value proposition based on expected clinical benefit and cost savings.

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

VetResQ is a broad-spectrum blood purification adsorber commercially available in the U.S. animal health market to help treat drug intoxication, deadly inflammation (via hemoadsorption of cytokines, bacterial toxins and other inflammatory mediators) and toxic injury in animals with critical illnesses such as drug overdose, septic shock, toxic shock syndrome, toxin-mediated diseases, pancreatitis, trauma, liver failure, heat stroke and lung injury. VetResQ is based upon an equivalent polymer technology to CytoSorb and is configured in three different sized cartridges (50, 150 and 300mL) to accommodate treatment of small, medium, and large animals such as cats, dogs, and high-value animals such as foals and horses. VetResQ is compatible with standard hemodialysis, continuous renal replacement therapy (“CRRT”), and hemoperfusion blood pumps. Based upon cumulative studies, VetResQ is capable of reducing a broad range of excessive inflammatory mediators and toxins that could otherwise cause direct tissue injury or serious systemic inflammation that can rapidly lead to instability, organ failure, and death. VetResQ is available in the U.S. only for veterinary animal usage and is not for human use.

PuriFi is an E.U. Medical Device Regulation (MDR) approved advanced hemoperfusion pump that we co-developed with our original equipment manufacturing (OEM) partner, and launched in June 2024 in the E.U. and other select countries. It can replace standard hospital blood pumps to implement our various blood purification therapies. The PuriFi peristaltic blood pump features a number of differentiating innovations that separate it from other standard hemoperfusion pumps including a pre-assembled adult and pediatric blood line kit, auto-priming, an auto-leveling bubble catcher, an intuitive touchscreen graphical user interface with a step-by-step user-friendly set-up guide, optional blood warming, and a rapid 10-minute set-up time. Together, these unique features enable an easy and rapid way to administer CytoSorbents’ blood purification technologies like CytoSorb and VetResQ for critically ill and cardiac surgery patients.

Clinical Studies

We are focusing our company sponsored clinical research efforts on critical care and cardiac surgery applications of our technology, including the following:

Country	Trial Name	Indication	Status
United States	STAR-T	Ticagrelor Removal During Cardiac Surgery	Completed
United States	STAR-D	Direct Anticoagulants Removal During Cardiac Surgery	Terminated
United States	CTC Registry	CytoSorb in COVID-19 patients on ECMO under EUA	Completed
Germany	PROCYSS	Refractory Septic Shock Patients	Paused and amending protocol
International	STAR Registry	Real world outcomes in antithrombotic removal	Enrolling
International	COSMOS Registry	Real world outcomes in multiple critical care applications	Enrolling

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

The German PROCYSS multicenter, randomized controlled trial evaluating the ability of CytoSorb to restore hemodynamic stability in patients with refractory septic shock is paused, pending a protocol amendment, due to slow enrollment. The Company in collaboration with Principal Investigator and scientific committee of the trial are critically reviewing options to modify the current study design with the intent of enabling better study progress and anticipates this process to be completed in 2026.

The international COSMOS Registry was designed to capture real world outcomes and device utilization patterns across multiple critical care indications including but not limited to sepsis, acute respiratory failure, postoperative vasoplegia, rhabdomyolysis, acute liver failure, and acute pancreatitis. The Registry includes study sites in Spain, Germany, Portugal, Poland, Austria, and Italy. The Registry is contributing data for original analyses for presentations at international critical care conferences and publications in peer-reviewed journals on an ongoing basis. In October 2025, an article was published discussing the treatment of critically ill patients under the COSMOS Registry (Ferrer R, et al. The International Prospective CyboSorb Treatment of Critically Ill Patients (COSMOS) Registry: Interim Results From the First 150 Patients. Journal of Intensive Medicine.) The results of the paper on the first 150 patients enrolled in the COSMOS Registry demonstrated that the use of CytoSorb was associated with improvements in lactate, creatinine, norepinephrine needs, fluid balance, and oxygenation and that observed mortality rate was favorable compared with risk-based predictions. In December 2025, an article was published discussing the treatment of patients with severe rhabdomyolysis enrolled in the COSMOS Registry (Ferrer R, et al. Hemoadsorption therapy in severe rhabdomyolysis: a report from the international, prospective COSMOS (CytOSorb® TreatMent of Critically ill PatientS) registry. Renal Failure). The results of this paper suggested that CytoSorb is an effective method to rapidly and safely reduce myoglobin levels in severe rhabdomyolysis and therefore may lead to improved kidney function. In February 2026, an article was published discussing the treatment of 300 critically ill patients under the COSMOS Registry (Ferrer R, et al. The international, prospective COSMOS (CytOSorb® TreatMent Of Critically Ill PatientS) Registry: results from the first 300 patients. Journal of Anesthesia Analgesia and Critical Care). The results of this paper in 300 COSMOS patients extended and validated the observations from the earlier publication in 150 patients by showing that real-world CytoSorb® use as part of standard care in critically ill patients can be associated with improvements in several clinical and laboratory parameters and that observed mortality rates are lower than mortality estimates historically associated with standardized and established risk scores used in critical care.

Cardiac Surgery

In January 2020, CytoSorb received European Union CE Mark label expansion to include the removal of ticagrelor during cardiopulmonary bypass in patients undergoing cardiothoracic surgery. In May 2020, CytoSorb also received European Union CE Mark label expansion to include rivaroxaban removal for the same indication. The international Safe and Timely Antithrombotic Removal (STAR) Registry is designed to capture real world clinical and health economic outcomes with intraoperative antithrombotic drug removal. The Registry is actively recruiting in the U.K., Germany, Austria, Belgium, Switzerland and Sweden. Initial data outputs from the STAR Registry have already been presented at the EuroPCR and at the European Association of Cardiothoracic Surgery conferences in previous years with new analyses expected to be presented on an ongoing basis at international conferences and published in peer-reviewed journals in 2026 and beyond. In August 2024, an article was published discussing the initial results of patients on antithrombotic drugs undergoing cardiac surgery under the STAR Registry (Schmoeckel M, et al. Intraoperative haemoadsorption for antithrombotic drug removal during cardiac surgery: initial report of the international safe and timely antithrombotic removal (STAR) registry. Journal of Thrombosis Thrombolysis). This initial report of the ongoing STAR registry showed that the intraoperative use of CytoSorb is simple and safe and may potentially mitigate the expected high bleeding risk of patients on antithrombotic drugs undergoing cardiac surgery before completion of the recommended washout period. In January 2025, an article was published discussing treatment of patients on direct oral anticoagulants (DOAC) under the STAR Registry (Schmoeckel M, et al. Direct-acting oral anticoagulant removal by intraoperative hemoadsorption in CABG and/or single valve surgery: interim analysis of the International Safe and Timely Antithrombotic Removal (STAR) registry. Journal of Cardiothoracic Surgery). This interim report of the ongoing STAR-registry showed that in patients on DOAC undergoing non-deferable CABG and/or single valve surgery, the intraoperative use of CytoSorb is associated with low rates of severe perioperative bleeding complications. In August 2025, an article was published discussing the treatment of patients on antithrombotic drugs undergoing heart transplantation under the STAR Registry (Schmitto J, et al. Intraoperative antithrombotic drug removal during heart transplantation: A case series from the International Safe and Timely Antithrombotic Removal (STAR) registry. Journal of Heart and Lung Transplantation Open). This case series from the ongoing STAR registry showed that intraoperative antithrombotic removal with CytoSorb is simple, safe and potentially effective in minimizing serious perioperative bleeding complications in patients on ticagrelor or DOAC undergoing heart transplantation. In January 2026, an article was published discussing the treatment of patients on ticagrelor undergoing coronary artery bypass grafting (CABG) surgery (Storey RF, et al. Early CABG with intraoperative hemoadsorption in patients on ticagrelor: Real-world data from the international Safe and Timely Antithrombotic Removal (STAR) registry. Cardiovascular Revascularization Medicine). This paper on 102 patients on ticagrelor undergoing urgent CABG showed that intraoperative ticagrelor removal with CytoSorb is simple, safe and may help reduce ticagrelor-related bleeding in patients operated before completing the guideline recommended 3-day washout.

In July 2021, we received FDA Investigational Device Exemption (IDE) approval to conduct a double-blind, randomized, controlled clinical study in 120 patients entitled, “Safe and Timely Antithrombotic Removal – Ticagrelor (STAR-T),” in the United States to support FDA marketing approval. This was done under the previously announced FDA Breakthrough Device Designation granted for the removal of ticagrelor in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. In October 2021, the first patient was enrolled with multiple U.S. STAR-T study sites open. In November 2022, the first milestone was completed with the first one-third of patients enrolled, triggering the first Data Safety Monitoring Board (DSMB) meeting. The DSMB recommended to continue the study as planned without any modifications. In 2022, we also received FDA approval to expand the study to Canada and subsequently received Health Canada approval allowing inclusion of Canadian sites into the STAR-T trial in January 2023. In early 2023, the study exceeded 50% enrollment and reached the 2nd milestone of 67% enrollment in the Spring of 2023, triggering another DSMB safety review, which found no safety concerns and recommended completion of the trial. The study completed enrollment in July of 2023 triggering the final DSMB safety review following database lock in December 2023, which reported no safety concerns thereby meeting the primary safety endpoint of the study. Based on the initial analysis of the STAR-T data, the study did not meet the primary effectiveness endpoint in the overall patient population that underwent different types of cardiac surgeries. However, the study did demonstrate evidence of reduced bleeding complications, including serious bleeding events, in patients in the pre-specified isolated coronary artery bypass graft (“CABG”) surgery population. Patients undergoing CABG surgery represented more than 90% of the overall study population. The topline results of the U.S. and Canadian 140-patient, pivotal STAR-T randomized controlled trial were presented at the 104th Annual Meeting of the American Association for Thoracic Surgery (“AATS”) held in Toronto, Canada on April 28, 2024. The Company submitted the DrugSorb-ATR medical device De Novo marketing application to the FDA on September 27, 2024. On November 1, 2024 we received Medical Device Single Audit Program (MDSAP) certification, a key regulatory milestone that certifies compliance of our quality management system with the standard regulatory requirements of Canada, the United States, Brazil, Japan and Australia; and promptly submitted our Medical Device License (MDL) marketing application to Health Canada on November 1, 2024.

On April 25, 2025, the FDA issued a denial letter regarding the Company’s De Novo Request for DrugSorb-ATR, identifying remaining deficiencies that must be addressed before the De Novo Request can be granted, and the device authorized for commercialization in the U.S. The Company filed an appeal of the decision through the formal appeal process with the FDA. In July 2025, the Company participated in an appeal hearing with the FDA for supervisory review (administrative appeal) under 21 CFR 10.75. The appeal hearing included FDA senior leadership, Company management and our external surgical experts.

In August 2025, the Company received an FDA appeal decision where the FDA found no issues with device safety but upheld its prior De Novo denial decision citing the need for additional information to support the Company’s desired label indication. Additionally, the FDA proactively proposed a potential expedited path forward for market authorization but noted the Company could also appeal to a final higher level within the FDA with the Director of the FDA’s Center for Devices and Radiologic Health (CDRH). In September 2025, the Company announced that it decided to not file a final appeal with the CDRH because of positive FDA upper management feedback for a reasonable path forward that would allow for a suitable and potentially expedited De Novo grant for the Company’s original desired label indication. The Company expects to file a new De Novo application with additional information that includes analyses of new real-world data to support its desired label indication. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA in November 2025. The Company conducted a formal pre-submission meeting with the FDA in late January 2026 and continues to engage with the FDA to clarify and confirm the requirements for the new De Novo submission. The interactive discussions regarding the information to be included in the new submission are ongoing, and the Company expects to provide an update of the anticipated timing for the new submission once these interactive discussions with the FDA on the final requirements are complete. Following the new De Novo submission, a regulatory decision would be expected following a typical 150-day review process but may be accelerated or extended depending on interactive discussions with the FDA related to submission questions.

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

In January 2026, the results of the STAR-T trial entitled, “Randomized, Sham-Controlled Trial of Intraoperative Ticagrelor Removal to Reduce Perioperative Bleeding” were published in the leading U.S. peer-reviewed cardiothoracic surgery journal, the Journal of Thoracic and Cardiovascular Surgery. (Mack MJ, et al. on behalf of the STAR-T Investigators, J Thorac Cardiovasc Surg). This paper with the main results of the double-blind, randomized STAR-T trial showed that the intraoperative use of DrugSorb-ATR is safe in patients undergoing cardiac surgery within 2 days of ticagrelor discontinuation and that among patients undergoing urgent, nondeferrable CABG surgery the device was associated with significant reductions in the severity of perioperative bleeding compared with controls.

In October 2021, we also received FDA Investigational Device Exemption (IDE) approval to conduct a double-blind, randomized, controlled clinical study for up to 120 patients entitled, “Safe and Timely Antithrombotic Removal – Direct Oral Anticoagulants (STAR-D),” in the United States to support FDA marketing approval. This was done under the previously announced 2nd FDA Breakthrough Device Designation granted for our DrugSorb-ATR Antithrombotic Removal System. This Breakthrough Device designation covers the removal of the Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban in a cardiopulmonary bypass circuit to reduce the likelihood of serious perioperative bleeding during urgent cardiac surgery. The STAR-D study was initiated, but the Company ultimately decided to place it on hold for business reasons, specifically related to prioritization and focused resource allocation to the completion of the STAR-T study and the subsequent regulatory submissions to FDA and Health Canada. Further discussions with the FDA to determine an appropriate label expansion strategy to include the removal of DOACs will ensue following the completion of the ongoing review of the current FDA application for DrugSorb-ATR for use in patients undergoing CABG surgery on ticagrelor.

Research and Development

We have been engaged in research and development since inception. Since 2012, we have been awarded an aggregate of approximately $44.0 million in grants, contracts, and other non-dilutive funding from DARPA ($3.8M over 5 years), the U.S. Army ($100K Phase I SBIR; $50K Phase I option, $803K Phase II SBIR, $443K Phase II enhancement), the U.S. Air Force $3.1M Rapid Innovation Fund, the Congressionally Directed Medical Research Program Office, (“CDMRP”, $718K), the National Heart, Lung and Blood Institute and USSOCOM ($203K Phase I SBIR; $1.5M Phase II SBIR; $3.0M Bridge SBIR), the Joint Program Executive Office – Chemical and Biological Defense, (JPEO-CBD), ($150K Phase I and Phase I option, $1.0M Phase II), the U.S. Army Peritoneal dialysis/mesh packing for hyperkalemia ($150K Phase I SBIR, $1.0M Phase II, $1.5M Sequential Phase II), Universal Plasma ($150K Phase I and 1.0M Phase II STTR; $2.9M US Army and CDMRP Rapid Innovation Fund; $4.4M CDMRP; $1.1M US Army Sequential Phase II; $2M DMRDP; and $4.3M JWMRP), Lipopolysaccharide Adsorption In Sepsis (National Institution of General Medical Sciences $282K), the U.S. Air Force program ($75K), New Jersey Technology Business Tax Certificate Program for research related expenses ($10.3M), and others to further develop our technologies for sepsis, trauma and burn injury, and blood transfusions, respectively. Some payments are based on achieving certain technology milestones.

Commercial and Research Partners

Fresenius Medical Care AG

The Company has developed various multi-country distribution and/or co-marketing agreements with Fresneius Medical Care AG dating back to December 2014. Over the years, these agreements have included partnerships to support the commercialization of CytoSorb in various countries including, France, Poland, Sweden, Denmark, Norway, Czech Republic, Finland, South Korea, Mexico, Colombia and Ecuador.

In August 2022, CytoSorbents and Fresenius expanded their partnership with a new Marketing Agreement to promote CytoSorb globally (excluding the US) for critical care. Fresenius would promote CytoSorb as the featured solution for cytokine, bilirubin, and myoglobin removal on its critical care platforms worldwide with the exception of the U.S., in a comprehensive marketing campaign. The Marketing Agreement also included the certification of compatibility of CytoSorb for usage on Fresenius’ current critical care platforms and provided for potential new collaborations on novel future innovations. The initial three-year agreement automatically renews for two years. Under the terms of this agreement, CytoSorbents would pay royalties on sales to offset program-specific marketing costs. Due to delays in the full implementation of this Marketing Agreement, no royalties were earned or paid under this agreement in 2024 or 2025.

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

Terumo Cardiovascular Group

On January 1, 2024, we entered into a second amended and restated agreement to an original distribution agreement from October 2016. Under the terms of this amended and restated agreement, Terumo received non-exclusive distribution rights in France to promote and sell the CytoSorb CPB procedure pack for intra-operative use during cardiac surgery at specifically named hospitals in France. This amended and restated agreement allowed the Company to sell directly to other hospital customers in France for the cardiac surgery application. The agreement expired on January 1, 2025; however Terumo and the Company are continuing to operate under those terms as they negotiate an updated agreement.

B. Braun Avitum AG

In March 2021, we announced the launch of a global co-marketing agreement with B. Braun Avitum AG, one of the world’s leading manufacturers of medical devices and pharmaceutical products and services, to promote the use of CytoSorb® with B. Braun’s latest OMNI® continuous blood purification platform and OMNIset® Plus bloodline set (set version 3.0 or higher). The CytoSorb®

adsorber is used in critical care for the extracorporeal removal of cytokines and inflammatory mediators from the bloodstream and can be operated with the B. Braun OMNI® acute dialysis machine. B. Braun will supply the market with the OMNI® and OMNIset® Plus while CytoSorbents and its network of direct sales, strategic partners, and distributors will continue to supply the market with CytoSorb®. This global co-marketing agreement applies to the countries where both products are registered (U.S. market is specifically excluded).

The Advisory Boards

From time to time our management meets with scientific advisors to obtain expert opinions on basic science, critical care medicine and cardiac surgery. We compensate all our Scientific Advisory Board (SAB) members according to fair market value and reimburse them for their travel expenses when attending meetings in person.

Royalty Agreement

The Company has been party to an agreement whereby it pays a perpetual royalty of three percent on sales of its technology since 2003. In November 2022, all rights, title and interest to the Royalty was assigned to ROKK, LLC. In August 2024, the Company and ROKK entered into the Amended and Restated Agreement to, among other items, clarify the scope of the term “gross revenue” from which the three percent royalty payment is calculated. Under the Amended and Restated Agreement, the term “Covered Product” means the Company’s flagship product, CytoSorb, together with the currently commercialized versions of VetResQ and ECOS-300CY, as well as the versions of DrugSorb and DrugSorb-ATR that have been evaluated in human clinical trials, in each case as of the date of the Amended and Restated Agreement. For the year ended December 31, 2025, we recorded royalty costs of approximately $1.1 million.

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

Under the terms of the Settlement Agreement, we have agreed to pay Purolite royalties of 2.5% to 5% on the sale of those of our products, if and when those products are sold commercially, that are used in direct contact with blood or, in certain cases, in direct contact with a physiological fluid other than blood. The royalty payments provided for under the Settlement Agreement would apply to CytoSorb, VetResQ, and BetaSorb products. The 18-year term of this license agreement expired in August of 2024, and no further payments were made. For the year ended December 31, 2025, per the terms of the license agreement, we did not record royalty costs associated with this license agreement.

Product Payment & Reimbursement

CytoSorb

Germany

Effective January 1, 2024, the coding (“OPS”) for plasmapheresis, adsorption (previously: immunoadsorption) and related treatments has been extensively restructured to enable a more precise and rational classification. Therefore, the coding for hemoadsorption therapy (including CytoSorb device) has been updated to the new procedure code “8-821.30 hemoperfusion [whole blood adsorption]: selective, removal of hydrophobic substances (low and/or middle-sized molecules)”. This coding keeps on triggering the previous supplementary reimbursement that each hospital negotiates on an annual basis with the health insurers (valid in 2025: “ZE2025-09” as this code is being updated annually). A dedicated coding as well as reimbursement for hemoadsorption was effective since January 1, 2017 (procedure code “8-821.2 adsorption of hydrophobic, small and middle-sized molecular substances”). According to the hospital’s budget negotiations, the reimbursement rate not only covers the cost of the device, but the procedural costs as well.

Switzerland

Since 2020, the most specific procedure code (“CHOP”) for any treatment with CytoSorb has been installed: “99.76.31 Adsorption of hydrophobic, small and middle-sized molecular substances”. Before, in 2018 CytoSorb had to be coded via the pre-existing CHOP code 99.76.99 “Extracorporeal immunoadsorption, other” and in 2019 CytoSorb was assigned the first dedicated procedure code from the Swiss Federal Statistical Office, a division of the Federal Department of Home Affairs in Switzerland under the category “99.76.12 Adsorption of Cytokines and Interleukin”. Use of these specific codes since 2019 gave Swiss hospitals the ability to collect cost data related to CytoSorb treatments. In 2021, SwissDRG performed the first cost analysis of all procedures coded with 99.76.31. This analysis showed that there was no additional treatment costs associated with use of CytoSorb against the relevant DRGs, suggesting CytoSorb may be cost neutral or even cost-saving across all indications.

Europe (excluding Germany and Switzerland)

Payment for our CytoSorb device in patients with life-threatening illnesses is country dependent in Europe. Most European markets issue reimbursement for standard therapies only, i.e. those recommended in relevant treatment guidelines. The Company is currently conducting randomized controlled trials (RCTs) to achieve this in some major indications. In the meantime, we are leveraging health economics, local data generation and KOL management in all major territories, with our partners and local sales teams, such as France, England, Italy, Spain, Russia, Belgium, Netherlands, Luxembourg, Poland, Sweden, Norway, Denmark and Finland.

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

United States

CytoSorb is not yet approved in the U.S. but received FDA Emergency Use Authorization (“EUA”) in April 2020 for use in adult critically ill COVID-19 patients with imminent or confirmed respiratory failure. Although EUA remains in effect in the United States, the Company last sold a CytoSorb device under the EUA in 2024. There is currently no specific reimbursement for CytoSorb in the U.S. Payment for our CytoSorb device in the U.S. for this application falls under the DRG prospective repayment system, which is currently the predominant inpatient hospital reimbursement methodology in the U.S., that was increased for COVID-19 applications as part of the CARES Act. Under this system, hospital reimbursement is generally based upon pre-determined amounts payable for specific diagnoses (e.g. septic shock with respiratory failure), regardless of the number of services provided during the patient’s stay. If CytoSorb can improve outcomes and reduce the costs of ICU treatment and hospital length of stay, it could potentially save hospitals a significant amount of money.

In June 2023, CMS announced a new initiative called “Transitional Coverage for Emerging Technologies” (TCET) that would provide guaranteed coverage to FDA Breakthrough Devices for a certain period of time. In August 2024, CMS published a final notice detailing the TCET pathway. Eligibility requires a) FDA Breakthrough Device Designation, b) Determination that the device falls within a Medicare benefit category c) It is not also covered by a CMS National Coverage Determination (NCD), and d) that no other law or regulation excludes participation. Manufacturers can voluntarily submit a formal self-nomination to be evaluated for the TCET program within 12 months of anticipated FDA marketing authorization. The FDA reviews applications on a quarterly basis with a strong focus on clinical evidence and will approve up to 5 devices a year for the program using existing NCD criteria. CMS anticipates that approved devices will have coverage under a TCET NCD for approximately 5 or more years as evidence is generated to address identified evidence gaps that can lead to a predictable, long-term Medicare coverage determination. CytoSorbents plans to pursue CMS TCET coverage given that it believes that DrugSorb-ATR, which was granted FDA Breakthrough Device Designation for the removal of ticagrelor

(April 2020) and Direct Oral Anticoagulants (DOACs) apixaban and rivaroxaban (August 2021) during emergent or urgent cardiothoracic surgery, meets these criteria.

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

CytoSorb: CytoSorb is a hemoperfusion cartridge, using an adsorbent of specified pore range, which controls the size of the molecules which can diffuse into the adsorbent and vastly increases the area available for surface adsorption. As whole blood flows over our polymer adsorbent, middle molecules such as cytokines diffuse into the polymer adsorbent and are adsorbed and removed from blood. For example, we have demonstrated the ability of CytoSorb to reduce key cytokines in the blood of human patients in a wide variety of settings, including for example, septic shock, ARDS, and endotoxemia. Our devices do not use semipermeable membranes or dialysate. In addition, our devices do not remove fluids from the blood like hemodialysis, hemofiltration, or TPE. Finally, our technology can be easily connected to a wide range of extracorporeal blood pumps and support high blood flow rates over the course of 24 hours, whereas other blood purification technologies require much more complexity and can only support relatively low flow rates. Accordingly, we believe that our technology has significant advantages as compared to other blood purification products, including ease of use. We believe we are the leader in acute care blood purification for many of our various clinical applications, which is highlighted by the significantly greater number of peer-reviewed publications than any of our competitors. Examples of E.U. approved blood purification competitors that claim to reduce cytokines include Oxiris and SepteX (Vantive), PMMA (Toray), HA330 and HA380 (Jafron), TPE (multiple manufacturers), Efferon-CT and Efferon-LPS (Efferon), and EMIC-2 (Fresenius Medical Care).

DrugSorb-ATR: To our knowledge, CytoSorb is the only therapy approved for the removal of ticagrelor and rivaroxaban (Xarelto®, Janssen, Bayer) in the E.U. during cardiac surgery in urgent or emergent cardiopulmonary bypass. The only recommended alternative is to wait for 3 to 5 days to allow natural drug elimination and washout prior to surgery. In the U.S., there are no approved or cleared therapies to reverse the effects of ticagrelor or DOAC anticoagulants during cardiac surgery. Besides DrugSorb-ATR, PhaseBio, a now defunct clinical-stage biopharmaceutical company, had licensed an intravenously administered monoclonal antibody fragment with high affinity for ticagrelor called bentracimab and conducted the U.S. REVERSE-IT (Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial) study, a Phase 3, prospective, multi-center, open-label, single-arm, non-controlled trial designed to study reversal of the antiplatelet effects of ticagrelor with bentracimab to treat patients who present with uncontrolled major or life-threatening bleeding (n=8) or when used prophylactically in patients who require urgent surgery or an invasive procedure to prevent bleeding (n=142). Investigators reported a rapid reversal of anti-platelet activity in both subgroups. Among surgical patients, 66.4% had mild GUSTO (Global Use of Strategies to Open Occluded Coronary Arteries bleeding scale) bleeding, and 33.6% had moderate GUSTO bleeding perioperatively. Treatment-emergent adverse events (i.e. adverse events that were not present prior to treatment initiation or an event already present that worsens in either intensity or frequency following exposure to the treatment) were reported by 92.7% of enrolled patients. Four patients died (2.8%): two with septic shock, and two with cardiogenic shock. Of 150 patients, eight patients

(5.3%) had thrombotic events, including two ischemic strokes, one transient ischemic attack, three myocardial infarctions, and two with arterial thromboembolisms in the right lower extremity. In November 2021, based on FDA feedback, PhaseBio announced that it continued to enroll more patients into the uncontrolled major or life-threatening bleeding arm of the study and intended to submit a BLA for both subgroups by Summer 2022. However, in October 2022, PhaseBio filed for Chapter 11 bankruptcy. The bentracimab asset was transferred to PhaseBio’s creditor, SFJ Pharmaceuticals in December 2022, who filed an FDA Biologics License Application (BLA) for bentracimab in mid-2024 based on a second interim analysis of the REVERSE-IT trial, SFJ and SERB Pharma presented Final Phase 3 results of the prospective, single arm, non-controlled REVERSE-IT involving a total of 141 patients undergoing surgery and 71 patients with life-threatening bleeding related to ticagrelor in March 2025 at the American College of Cardiology 2025 Scientific Session. Key outcomes indicated Bentracimab restored platelet function in the majority of participants but 18% of surgical patients and 12% of bleeding patients experienced serious adverse events with a thromboembolic event rate of 4%. Bentracimab has received FDA Breakthrough Therapy designation and, in 2025, Orphan Drug designation for this indication. SERB Pharmaceuticals has acquired exclusive U.S. commercial rights for the biologic. We believe DrugSorb-ATR has significant advantages, particularly safety, cost, and ease of use, over Bentracimab in cardiac surgery.

In December 2025, AstraZeneca voluntarily withdrew Andexxa from the US market, the only marketed biologic reversal agent for direct oral anticoagulants (DOACs) such as rivaroxaban and apixaban, after the FDA stated that the serious risks of the product, including a high rate of serious or fatal thromboembolic events, led them to conclude that the risks of the product outweigh its benefits and did not issue a full approval. A competitor’s decision to voluntarily withdraw its product from FDA consideration may create a potential opportunity for the Company by reducing competitive pressure and increasing interest in alternative therapeutic options. Because the Company’s products utilize a different modality, do not share the same underlying risks that led to the withdrawal, and will offer a lower cost than an expensive biologic reversal agent, it may be viewed more favorably by regulators, clinicians, and potential partners, and could provide an opportunity success upon approval from the FDA.

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

The HemoDefend-BGA blood purification technology platform is designed to reduce anti-A and anti-B antibodies in plasma, platelets, and whole blood. The goal is to enable the production of freeze dried or frozen “universal plasma” that can administered to anyone, regardless of blood type, enable the administration of off-type platelets, or enable fresh warm whole blood transfusions, respectively. If this technology is successfully developed and approved, it could have a number of important benefits, including: a) eliminating the need for blood-typed plasma, enabling its rapid use in trauma resuscitation and mass casualty events b) freeze-dried universal plasma would not require refrigeration, making it ideal for first responders, paramedics, medics, and stockpiling c) reducing the risk of transfusion reactions and improving patient outcome d) Enabling the use of low titer whole blood, ideal for trauma resuscitation; and e) reducing the risk of hemolytic transfusion reactions from blood-derived products.

In July 2020, the Company was awarded a three-year contract by the Assistant Secretary of Defense for Health Affairs, endorsed by the CDMRP, as part of a Peer Reviewed Medical Research Program Technology/ Therapeutic Development Award to complete preclinical development of the HemoDefend™-BGA plasma and whole blood adsorber (award number W81XWH2010712). This award provides for maximum funding of approximately $4.4 million over a three-year period. As of December 31, 2025, we received approximately $4.4 million in funding under this contract and no further funding remaining under this contract.

On April 19, 2021, the Company received notification that it received a U.S. Army Medical Research Acquisition Activity Award (the “USAMRAAA”) entitled “Investigation of a potassium adsorber for the treatment of hyperkalemia induced by traumatic injury and acute kidney injury in austere medicine.” The USAMRAAA Phase II Sequential Award, for up to $1.4 million, was granted to the Company to continue development of two novel and distinct treatment options for life-threatening hyperkalemia. This award is being funded by the USAMRAAA under Contract No. W81XWH21C0045. As of December 31, 2025, we received $1.4 million funding under the contract and no further funding remains under the contract.

On May 9, 2022, the Company received a USAMRAA Award (“USAMRAAA”) entitled “Demonstration of the Safety and Efficacy of Field-Ready Blood Group Antibody (BGA) Adsorber in the Porcine Universal Transfusion Model.” The Department of Defense (DoD) Defense Medical Research and Development Program (DMRDP) Joint Program Committee 6 (JPC-6) Combat Casualty Care Research Program (CCCRP) Battlefield Resuscitation for the Immediate Stabilization of Combat Casualties Award, for up to $1.9 million, was granted to the Company to validate the safety and efficacy of the BGA device in a preclinical study in pigs. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-1-0235. As of December 31, 2025, we received $1.8 million funding under the contract and have approximately $0.1 million remaining under the contract, which is expected to be completed in 2026.

On August 22, 2022, the Company received a USAMRAAA entitled “Integrating Isoagglutinin Reduction for a Universal Dried Plasma Product for Battlefield and First Responder Use.” This three-year Phase III contract, which is valued at $4.3 million, is to be used to customize the design of the HemoDefend-BGA™ filter for sterile integration into collections systems for freeze-dried plasma processing to generate freeze-dried universal plasma. Without the need for blood typing, widespread availability of universal plasma could help save lives via faster emergency treatment in both civilian and military settings. This award is being funded by the USAMRAAA under Contract No. W81XWH-22-C0046. As of December 31, 2025, we have received $4.2 million funding under the contract and have approximately $0.1 million remaining under the contract, which is expected to be completed in 2026.

These grants represent a substantial research cost savings to us, and we believe demonstrate the strong interest of the medical and scientific communities in our technology. We are also exploring potential eligibility in several other government-sponsored grant programs which could, if approved, represent a future source of non-dilutive funds for our research programs.

New Jersey Technology Business Tax Certificate Program

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses and R&D tax credits under the State of New Jersey Technology Business Tax Certificate Program. As of December 31, 2025, we have accrued a receivable of $0.4 million from the approved sale of our 2024 and 2023 state NOL and research and development credits, respectively. We expect to collect this receivable in the first half of 2026. As of December 31, 2024, we accrued a receivable of $1.7 million from the approved sale of our 2023 state NOL and research and development credits. We collected this amount in April 2025.

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

We remain actively engaged with the FDA seeking clearance of DrugSorb-ATR to reduce the severity of perioperative bleeding in patients on the blood thinning drug ticagrelor that require CABG surgery under the De Novo classification, which we believe is supported by the favorable benefit to risk profile established by the pivotal STAR-T trial data and STAR Registry data for this application.

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

Health Canada Regulatory Process: In Canada, DrugSorb-ATR is classified as a Class III medical device (range Class I to IV). These devices require regulatory approval from Health Canada through the Medical Devices Bureau (MDB) within the Therapeutic Products Directorate. Manufacturers must submit a Medical Device License Application (MDLA) which includes detailed information on a device’s safety, effectiveness, quality and risk mitigation measures. The application must comply with MDR and include a summary of clinical evidence, risk assessments, biocompatibility testing, and performance data. Health Canada conducts a scientific and regulatory review to ensure the device meets the Canadian Medical Device Conformity Assessment System (CMDCAS) requirements. In addition, Medical Device Single Audit Program (MDSAP) certification, that certifies medical device manufacturer compliance of its quality management system with the standard and regulatory requirements of Canada, the U.S., Brazil, Japan, and Australia, is a pre-requisite for filing an MDLA. If approved, the manufacturer receives a Medical Device License (MDL), allowing commercial distribution in Canada. Post-market surveillance, including mandatory incident reporting and compliance with MDSAP ensures continued safety and effectiveness. CytoSorbents received MDSAP certification and then submitted its initial MDLA for DrugSorb-ATR to Health Canada on November 1, 2024. The Company is actively pursuing regulatory approval of DrugSorb-ATR with the FDA and will pursue regulatory approval with Health Canada with better visibility from the FDA.

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

Sales and Marketing

In 2012, we established our European subsidiary, CytoSorbents Europe GmbH, a wholly-owned subsidiary of CytoSorbents Corporation. Following the completion of a controlled market release in late June 2012, CytoSorb was formally launched in Germany with the fourth quarter of 2012 being the first full quarter of direct CytoSorb sales with our sales force in place. We began expansion into Austria and Switzerland. In March 2016, we established CytoSorbents Switzerland GmbH, a wholly-owned subsidiary of CytoSorbents Europe GmbH, to conduct marketing and direct sales in Switzerland. This subsidiary began operations during the second quarter of 2016. In 2017 we began direct sales in Belgium and Luxembourg. On March 5, 2019, the Company announced the expansion of direct sales of CytoSorb for all applications to Poland and the Netherlands, and critical care applications to Sweden, Denmark and Norway. In 2021, we expanded direct sales to include all applications in Sweden, Denmark and Norway. As part of this effort, the

Company established CytoSorbents Poland Sp. z.o.o. In March 2022, the Company formed CytoSorbents Medical UK Limited to provide marketing and direct sales services in the United Kingdom and the Republic of Ireland. In October 2022, the Company formed CytoSorbents France SAS to provide marketing and direct sales services in France. In May 2023, the Company formed CytoSorbents India Private Limited to provide marketing and direct sales services in India. In January 2025, we announced the opening of our new Regional Sales Subsidiary in Dubai, United Arab Emirates (UAE), providing a gateway into the Middle East and Africa. From the beginning of the controlled market release in the fourth quarter of 2011 through December 31, 2025, we achieved cumulative sales of CytoSorb of approximately $285.3 million. During this time period, the CytoSorb device represented substantially all of our product sales.

We are approved to sell CytoSorb in all 27 countries in the EU, including Germany, Italy, France and Spain as well as the United Kingdom, and currently have either direct sales or distributors or strategic partnerships in more than 70 countries worldwide.

Registration of CytoSorb is typically required in each of these countries prior to active commercialization, in a process that can take several months to more than a year to achieve. Variability in the timing of registration affects the initiation of active commercialization in these countries, which affects the timing of expected CytoSorb sales. We cannot generally predict the timing of these registrations, and there can be no guarantee that we will ultimately achieve registration in countries where we have established distribution. Outside of the EU, CytoSorb has distribution in Turkey, India, Sri Lanka, Australia, New Zealand, Russia, Serbia, Vietnam, Malaysia, Hong Kong, Taiwan, Chile, Panama, Costa Rica, Colombia, Brazil, Mexico, Argentina, Perú, Guatemala, Ecuador, Bolivia, the Dominican Republic, El Salvador, Iceland, Israel, UAE, Iran, Saudi Arabia and other Middle Eastern countries, and South Korea. We cannot guarantee that we will generate meaningful sales in the countries where we have established registration, due to other factors such as market adoption, reimbursement and/or geopolitical developments. We continuously evaluate other potential distributor and strategic partner networks in other countries that accept CE Mark approval.

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

During the year ended December 31, 2025 no distributor accounted for more than 10% of the Company’s total revenue. During the year ended December 31, 2024, one distributor accounted for 11% of the Company’s total revenue.

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

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. As of the issuance date of this Annual Report on Form 10-K, our patent portfolio includes 24 issued United States patents as well as multiple issued foreign patents and pending patent applications both in the U.S. and internationally, directed to various compositions and methods of use related to our blood purification technologies, which are expected to expire between 2026 and 2044 absent any patent term extensions. Management believes that any near-term expiring patents will not have a significant impact on our ongoing business. The following table provides a brief description of our patents that have been issued in the U.S.:

Patent		Patent	Patent
No.	Description/Indications	Term	Expiration
9931457	Compositions and Methods Useful in Selectively Modifying the Internal and External Surfaces of Porous Polymer Beads	20 Years	1/6/2032
11969535	Connector Assembly and Methods of Use	20 Years	9/13/2038
12121879	Crosslinked Polysaccharide Based Absorbents for Removal of Anti-A and/or Anti-B Antibodies From Human Plasma and Whole Blood	20 Years	12/2/2039
11020521	Hemocompatibility Modifiers For Cross-Linked Polymeric Material	20 Years	3/31/2034
11752250	Hemocompatibility Modifiers For Cross-Linked Polymeric Material	20 Years	3/31/2034
10946040	Method of Treating Inflammation	20 Years	4/1/2031
10867001	Method of Treating Inflammation	20 Years	4/1/2031
10034894	Method of Treating Inflammation	20 Years	4/1/2031
11058715	Method of Treating Inflammation	20 Years	4/1/2031
9717755	Method of Treating Inflammation	20 Years	4/1/2031
12076474	Method of Treating Traumatic Brain Injury	20 Years	5/21/2038
11602585	Methods for Reducing Contamination in a Biological Substance	20 Years	6/28/2033
11202855	Methods for Removal of Toxins from Blood	20 Years	3/22/2038
12280196	Methods of Using Polymers	20 Years	6/28/2033
11723916	Multi-Functional Hemocompatible Porous Polymer Bead Sorbent for Removing Protein Based Toxins and Potassium from Biological Fluids	20 Years	10/21/2036
11040061	Multi-Functional Hemocompatible Porous Polymer Bead Sorbent for Removing Protein Based Toxins and Potassium from Biological Fluids	20 Years	10/21/2036
12208116	Multi-Functional Hemocompatible Porous Polymer Bead Sorbent For Removing Protein Based Toxins and Potassium from Biological Fluids	20 Years	10/21/2036
10064406	Polymeric Sorbent for Removal of Impurities from Whole Blood and Blood Products	20 Years	1/5/2032
10426158	Polymeric Sorbent for Removal of Impurities from Whole Blood and Blood Products	20 Years	8/10/2032
11065600	The Use of a Hemocompatible Porous Polymer Bead Sorbent for Removal of Endotoxemia-Inducing Molecules	20 Years	5/18/2037
11826724	Use of A Hemocompatible Porous Polymer Bead Sorbent For Removal of Endotoxemia-Inducing Molecules	20 Years	5/18/2037
10314859	Use of Gastrointestinally Administered Porous Enteron Sorbent Polymers to Prevent or Treat Radiation Induced Mucositis, Esophagitis, Enteritis, Colitis, and Gastrointestinal Acute Radiation Syndrome	20 Years	10/2/2035
9931357	Use of Gastrointestinally Administered Porous Enteron Sorbent Polymers to Prevent or Treat Radiation Induced Mucositis, Esophagitis, Enteritis, Colitis, and Gastrointestinal Acute Radiation Syndrome	20 Years	10/2/2035
8211310	Size-Selective Polymer System	20 Years	11/20/2026

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

Environmental Matters

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us or our business. We incur waste removal costs in connection with both our solid and liquid wastes which are byproducts of our manufacturing process. We utilize the services of various qualified contractors to dispose of these waste products. These waste removal costs amounted to approximately $0.3 million for the year ended December 31, 2025.

Employees

As of the issuance date of this Annual Report on Form 10-K, we had 129 employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

Item 1A.       Risk Factors

Risks Related to our Business and our Industry

We have a history of losses and may incur future losses.

We have experienced substantial operating losses since inception. As of December 31, 2025, we had an accumulated deficit of approximately $312.2M, which included net losses of approximately $8.2M and $20.7M for the years ended December 31, 2025 and 2024, respectively. Our losses have resulted principally from costs incurred in the research and development of our polymer technology, clinical studies and general and administrative expenses. The Company is targeting breakeven through a combination of improved sales (through expanding our customer base in existing markets, launching new products, and achieving additional regulatory approvals to enter new markets) manufacturing and operating efficiencies, and cost reduction and management programs. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to achieve profitability will depend, among other things, on continued adoption and usage of our products in the market, obtaining additional regulatory approvals in markets not covered by the CE mark, establishing sales and marketing arrangements with third parties, satisfactory reimbursement in key territories, and raising sufficient funds to finance our activities. No assurance can be given that our product development and commercial efforts will be successful, that additional regulatory approvals in other countries will be obtained, that any of our products will be manufactured at a competitive cost and will be of acceptable quality, that reimbursement will be available or satisfactory, that we will be able to achieve profitability or that profitability, if achieved, can be sustained, or our ability to raise additional capital when needed or on terms acceptable to us. Our failure with respect to any or all of these matters would have a material adverse effect on our business, operating results, financial condition and prospects.

We may require additional capital in the future to fund our operations and failure to raise additional capital or generate cash flows necessary to maintain our operations could reduce our ability to compete successfully and harm our results of operations.

As of December 31, 2025, we had current assets of approximately $20.6 million, including total cash and cash equivalents of $7.8 million, including restricted cash of $1.5 million and current liabilities of approximately $9.7 million. For the year ended December 31, 2025, our cash burn, which we define as the total of cash used in operating and investing activities from our statement of cash flows, was approximately $12.8 million. Our current and historical cash burn is not necessarily indicative of our future use of cash and cash equivalents.

In the future, we may require additional financing to support our operations and may have to raise additional funds by selling equity, issuing debt, borrowing funds, refinancing our existing debt, or selling assets. We may not be able to obtain additional debt or equity financing on favorable terms, in a timely manner, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specific liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions. We would likely require additional capital to support the commercialization of our products and proposed products, to initiate and complete new additional clinical studies and for general working capital purposes. The amount of long-term capital we require will depend on various factors, including the rate of sales growth and market adoption of our products; product gross margins; the progress and costs of our research and development, pre-clinical and clinical studies; the time and expense associated with obtaining regulatory approvals in additional countries or for new indications; costs related to protecting and enforcing our intellectual property; the development of sales, marketing, and distribution capabilities; and market acceptance, reimbursement, and training of physicians and other healthcare personnel.

We have an effective shelf registration statement dated September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of December 31, 2025. We have also allocated $20 million of our total shelf amount to our ATM facility, under which we are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. During the year ended December 31, 2025, the Company did not sell any shares pursuant to the Sale Agreement (as defined below). At December 31, 2025, approximately $19.4 million was available for use under the ATM facility, subject to certain limitations.

On December 30, 2021, we entered into an Open Market Sale Agreement with Jefferies LLC (the “Sale Agreement”), also referred to herein as our “ATM facility”). Pursuant to the Sale Agreement we may offer to sell, from time to time, shares of our common stock, up to a maximum of $2.5 million. During the year ended December 31, 2024, the Company sold 382,823 shares pursuant to the Sale Agreement, at an average selling price of $1.04 per share, generating net proceeds of approximately $0.3 million. During the year ended December 31, 2025, the Company did not sell any shares pursuant to the Sale Agreement.

In June 2024, we closed on a $20 million term-loan facility with Avenue Capital Group which provided an initial tranche of $15 million at the closing, of which $10 million was immediately available at closing and $5 million that remained classified as restricted cash through January 10, 2025, when it was released from its restriction. Under this initial facility, another tranche of $5 million would have been available at the Company’s request between July 1, 2025 and December 31, 2025, provided that the Company received FDA marketing approval of its DrugSorb-ATR application. Concurrently with the closing of the first tranche, the Company paid off our existing debt with Bridge Bank.

On November 13, 2025, the Company and Avenue Capital Group entered into the First Amendment to Loan Documents (“the Amended Loan and Security Agreement”), amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. Under the terms of the Amended Loan and Security Agreement the Company drew an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and received an extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. We will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group, and a further six-month extension of the interest only period to the July 1, 2027 maturity date subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the original loan. The Amended Loan and Security Agreement requires that we maintain certain operating cash burn targets (as defined in the Amended Loan and Security Agreement).

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million, net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the

Company, one Series A Right Warrant to purchase one share of common stock with an expiration date of February 24, 2025, and one Series B Right Warrant to purchase one share of common stock with an expiration date of April 10, 2025. Up to an additional 6,250,000 shares of common stock may have been issued upon exercise of the Rights Warrants.

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

On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million, net of fees). On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025. On June 11, 2025, the 5-day volume weighted average price of Common Stock over the last five-trading days prior to June 10, 2025 was lower than the minimum required price of $2.00 and, as a result, the Series B Right Warrants issued in connection with the previously announced Rights Offering expired worthless pursuant to their terms.

As of the issuance date of this Annual Report on Form 10-K, we have raised a total of $6.8 million, net of offering fees, through the Rights Offering, and the exercise of the Series A Right Warrants. The equity raises also provided for $5 million of restricted cash to become unrestricted.

The Company will continue evaluating various financing alternatives, including debt financing, strategic partnerships and other non-equity financing arrangements, including royalty financing. While there can be no assurance that the Company will be successful in obtaining alternative non-equity financing, if such financing is obtained through arrangements with collaborative partners or other non-dilutive sources, such as royalty financing, the Company may have to relinquish economic and/or proprietary rights to some of its technologies or products under development that it would otherwise seek to develop or commercialize itself. These events may result in shareholder dilution and a decline in our share price, which could have a material adverse effect on the Company’s business, operating results, financial condition and prospects.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

A pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations. Such an event could disrupt global economies and our supply chain, limit access to necessary raw materials, and impact the manufacturing, commercialization, and demand for CytoSorb. It could also delay our research and development activities and the conduct, enrollment, and completion of current and future clinical trials, including due to patient access limitations, staffing shortages, or healthcare facilities prioritizing other matters. Outbreaks may disrupt the operations of the U.S. Food and Drug Administration and other health authorities, potentially delaying regulatory reviews and approvals, including for DrugSorb-ATR and other product candidates. Employee disruptions, remote working environments, and hiring challenges could reduce operational efficiency and delay development timelines, grant execution, and manufacturing activities. In addition, economic uncertainty and financial market volatility resulting from such events could limit our access to capital and negatively affect our liquidity. Macroeconomic and healthcare system pressures, including staffing shortages, reduced hospital capacity, and restricted access to hospitals, may result in lower-than-expected sales of CytoSorb. The ultimate impact of any such event remains uncertain.

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

Although historically we have been a research and development company, we are currently commercializing some of our products. There can be no assurance that we will be successful in continuing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

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

As of the issuance date of this Annual Report on Form 10-K, we had 129 full-time and part-time employees as well as several consultants and temporary employees. Our success will depend to a significant degree upon the continued services of our key management team and advisors, including, Dr. Phillip Chan, our Chief Executive Officer; Peter J. Mariani, our Chief Financial Officer; Vincent Capponi, our President and Chief Operating Officer and Dr. Efthymios Deliargyris, our Chief Medical Officer. On July 30, 2019, we entered into amended and restated executive employment agreements with its principal executives, Dr. Phillip P. Chan, Chief Executive Officer, Vincent Capponi, President and Chief Operating Officer, and Kathleen P. Bloch, Chief Financial Officer. Each agreement had an initial term of three years and were retroactively effective as of January 1, 2019. On April 12, 2020, CytoSorbents Corporation entered into an executive employment agreement with Dr. Efthymios Deliargyris, who began employment as Chief Medical Officer on May 1, 2020, with an initial term that expired on December 31, 2021. On August 14, 2024, CytoSorbents Corporation entered into an executive employment agreement with Peter J. Mariani, who began employment as Chief Financial Officer on August 14, 2024 following the retirement of former CFO Kathy Bloch, with an initial term that expired on December 31, 2025. After the expiration of the initial terms, the employment agreements automatically renew for additional terms of one year unless either party provides written notice of non-renewal at least 60 days prior to a renewal. The employment agreements for the Named Executive Officers above have automatically renewed for subsequent one-year terms. There can be no assurance that key management personnel or other members of our management team and advisors will continue to provide services to us. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment with us at any time. Additionally, the increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace departing employees at our manufacturing and other facilities and we may experience increased turnover rates. U.S. labor market conditions are currently challenging, and labor shortages have been exacerbated during and following the COVID-19 pandemic. These conditions are expected to persist into 2026 and may lead to higher labor costs. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our products, loss of sales and diversion of management resources.

We may not be successful in obtaining the FDA’s or Health Canada’s authorization and successful commercialization for DrugSorb-ATR in the U.S. or Canada, respectively.

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

On August 14, 2025, the Company received an FDA appeal decision following its July 2025 in-person supervisory administrative review (appeal) meeting with the FDA under 21 CFR 10.75. In the appeal decision, the FDA found no issues with device safety but upheld its prior De Novo denial decision citing the need for additional information to support the Company’s desired label indication. Additionally, the FDA proactively proposed a potential expedited path forward for market authorization but noted the Company could also appeal to a final higher level within the FDA with the Director of the FDA’s Center for Devices and Radiologic Health (CDRH). In September 2025, the Company announced that it decided to not file a final appeal with the CDRH because of positive FDA upper management feedback for a reasonable path forward that would allow for a suitable and potentially expedited De Novo grant for the Company’s original desired label indication. The Company expects to file a new De Novo application with additional information that includes analyses of new real-world data to support its desired label indication. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA in November 2025. The Company conducted a formal pre-submission meeting with the FDA in late January 2026 and continues to engage with the FDA to clarify and confirm the requirements for the new De Novo submission. The interactive discussions regarding the information to be included in the new submission are ongoing, and the Company expects to provide an update of the anticipated timing for the new submission once these interactive discussions with the FDA on the final requirements are complete. Following the new De Novo submission, a regulatory decision would be expected following a typical 150-day review process but may be accelerated or extended depending on interactive discussions with the FDA related to submission questions.

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

We may be unsuccessful in obtaining the FDA’s or Health Canada’s authorization and successfully commercialization of DrugSorb-ATR in the U.S or Canada which may significantly impact our ability to generate any significant revenues or ever achieve and maintain a substantial level of sales of our product candidates in the U.S. and Canada.

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

The degree of market acceptance of our products will depend on several factors, including our ability to obtain regulatory clearance for marketing claims related to the uses we are developing; demonstrate and achieve acceptance of the safety, efficacy, and advantages of our polymer technology, as reflected in product adoption, sales, reimbursement, and inclusion in treatment guidelines;secure favorable pricing and reimbursement from government and third-party payers;compete effectively against similar or competing products; attract corporate partners to support commercialization; and successfully market our products.

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

We may face litigation from third parties claiming that our products infringe on their intellectual property rights or seek to challenge the validity of our patents.

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

We have received and continue to seek additional regulatory approvals of our products and product candidates, but the approval process involves lengthy and costly clinical studies and is, in large part, not in our control. The failure to obtain government approvals, internationally or domestically, for our products and product candidates, or to comply with ongoing governmental regulations could prevent, delay or limit introduction or sale of our products and result in the failure to achieve revenues or maintain our operations.

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

Our products are subject to international regulation as medical devices under the Medical Devices Directive and, once our CE Mark under MDD expires in December 2028 will be subject to the new European Union Medical Device Regulation (“MDR”). In Europe, the notified body and Competent Authority govern, where applicable, development, clinical studies, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. Different regulatory requirements may apply to our products depending on how they are categorized by the notified body under these laws. Current international regulations classify our CytoSorb device as a Class IIb device. Even though we have received CE mark certification of the CytoSorb device, there can be no assurance that we will be able to continue to comply with the required annual auditing requirements or other international regulatory requirements that may be applicable. In addition, there can be no assurance that government regulations applicable to our products or the interpretation of those regulations will not change. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. There can be no assurances that reimbursement will be granted or that additional clinical data will be required to establish reimbursement.

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

Furthermore, if we are unable to obtain re-certification for CytoSorb’s current use, fail to do so before the existing certificate expires, are unable to satisfy the more stringent requirements of the Medical Devices Regulation, or are required to conduct additional research or modify technical documentation in connection with any variation of the uses for which the CE Mark has been affixed, our revenues and operating results could be adversely affected and our reputation could be harmed:

We may pursue various indications for our product candidates, and they may be subject to different FDA regulatory pathways for marketing authorization, and under the jurisdiction of different FDA review divisions within the FDA.

As we seek to determine commercially viable indications for our product candidates, we may consider pursuing a variety of indications that may be approved through one of several different FDA regulatory clearance or approval pathways, and under the jurisdiction of different FDA review divisions within the FDA. We expect the pathways available to us will be impacted by the FDA regulatory history of the category of “sorbent hemoperfusion systems” and our options may also be impacted by the FDA’s interpretations and application of these and other regulatory standards to our product candidates. The regulatory pathways available to us may impact the level and type of data necessary to support our applications, and the post-marketing requirements to which we and our products will be subject.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and medical devices to be reviewed and/or approved by necessary government agencies as well as affect whether we receive timely payment of amounts awarded to us under grants and contracts with government agencies which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to U.S. government agencies that fund research and development activities.

Adverse economic conditions and political or regulatory developments could materially and adversely affect our business.

Weakness, volatility, or instability in the global economy, particularly in the United States and Europe, including inflation, rising energy costs, or financial market disruptions, could negatively affect demand for our products and harm our revenue and operating results. In addition, changes in domestic or international political, trade, tax, or regulatory policies may increase our costs, disrupt our operations, or adversely affect our financial condition. Because we operate internationally, we may be subject to evolving trade laws, tariffs, export restrictions, and potential retaliatory measures. Domestically, we may be adversely affected by budgetary constraints, funding cuts, staffing shortages, or shifts in regulatory priorities at agencies overseeing our products and reimbursement, including the FDA and the U.S. Department of Health and Human Services, which could delay approvals, disrupt oversight, or require significant resources to address compliance. Additionally, keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, will require an increased amount of management attention and external resources. If economic or political conditions deteriorate or regulatory requirements become more burdensome, our business, results of operations, and financial condition may be materially and adversely affected.

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

Although we have significant manufacturing experience and capabilities, we may not be able to manufacture sufficient quantities at an acceptable cost or quality, or without shut-downs or delays.

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

Our ability to manufacture and distribute products is dependent, in part, upon availability and quality of chemicals, raw materials, molded parts and other components supplied by third parties. Any disruption in the supply of these ingredients or components or any problems in their standard of quality could materially affect our ability to manufacture and distribute our products, maintain sufficient inventory levels or otherwise meet customer demand, and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. We primarily source the raw materials for our products from domestic suppliers but may be required to source from international suppliers if our domestic suppliers are unable to meet our supply requirements. Generally, we typically second source and validate the quality of chemicals, raw materials, and molded parts. We do not have any significant concentration of risk with respect to any one particular supplier. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, failure to maintain our required standards of quality, or a force majeure event. As a result, we carefully select suppliers, based on various factors including quality, reliability of supply, and long-term financial stability. From time to time, we may experience temporary or long-term disruptions in the supply of certain of our raw materials that could have a material adverse effect on our business, financial condition and results of operations.

Due to our limited resources for marketing, sales and distribution, and our reliance on many different distributors, we may be unsuccessful in our efforts to successfully commercialize our products in one or more countries.

We have limited resources for marketing, sales, and distribution. We expect to enter into additional agreements with third parties for the commercial marketing, and distribution of our products. There can be no assurance that any third parties we may engage to market and distribute our products will satisfy their financial or contractual obligations to us, effectively promote our products, or refrain from offering, designing, manufacturing, or promoting competing products. If for any reason any party we engage is unable or chooses not to perform its obligations under our marketing and distribution agreement, we would experience delays in product sales and incur increased costs, which would harm our business and financial results.

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

For the year ended December 31, 2025, we derived approximately 32% of our net product sales from sales in Germany. Despite modest European and global growth, there are many economic and political issues that could negatively impact the health of Germany’s economy, the broader EU economy, and the world economy overall. Examples include the uncertainty over the implications of the United Kingdom’s exit from the EU, also known as “Brexit,” economic instability in a number of EU member countries, and changes in the political leadership in the EU and United States. Germany and other European countries face additional risks to their local economies, some of which include the impact of foreign exchange fluctuations, unemployment, tightening of monetary policy, the economic burden of immigration, diminished liquidity and reliance on debt, the rising cost of healthcare, and other factors. In addition, the German government, insurance companies, health maintenance organizations and other payers of healthcare costs continue to focus on healthcare reform and containment of healthcare costs. For example, in October 2024, the German Parliament fully passed the Hospital Care Improvement Act mandating hospital reform beginning in January 2025 through 2029. As part of the reform, government payments to hospitals would de-emphasize the DRG (diagnosis-related group) “lump sum” payment system that incentivizes revenue generation through more patients treated and procedures performed, and instead emphasize base payments focused on quality measures and appropriate patient care. This is expected to favor a shift of routine operations and procedures to outpatient centers, consolidation of smaller hospitals into larger ones, and importantly, an increased focus of remaining hospitals on sicker patients, more complex operations such as cardiothoracic surgery and organ transplant, and on therapies that help reduce the severity of illness and help patients recover faster. Hospitals must also meet strict quality standards to receive money for operations. Although we believe our products are aligned with the goals of Germany healthcare reform, the ultimate scope, implementation and timing of these reforms remains uncertain and we cannot accurately predict the impact that such reforms may have on our business, our customers, our existing reimbursement and such policies and procedures for seeking reimbursement, or our results of operations. Furthermore, we cannot predict whether Germany’s economy will continue to grow or decline consistent with the overall global economy, which decline would negatively impact the demand for medical devices and healthcare technologies generally and lead to reduced spending on the products we provide. In addition, continued healthcare cost containment efforts may result in lower prices and a reduction or elimination of reimbursement for our products. Due to the concentration of our product sales in this country, any of the foregoing may have a negative impact on our revenues, business operations and financial condition.

Economic downturns, international trade disruptions, wars, terrorism, and geopolitical conflicts could materially and adversely affect our business and operating results.

Significant portions of our business are conducted in Europe (including the U.K.), Asia, and other international markets. Economic instability, trade disputes, sanctions, tariffs, regulatory changes, pandemics, wars, military actions, acts of terrorism, and other geopolitical conflicts — including the war between Russia and Ukraine, the conflict in the Middle East, the evolving conflicts in Iran and Israel and the surrounding areas, and trade tensions involving the United States, China, Canada, and Mexico — could disrupt global commerce, financial markets, travel, and supply chains. These events may result in changes to regulations affecting our products or intellectual property, disruptions to our manufacturing or commercial operations, delays or cancellations of customer orders, reduced healthcare spending, difficulties marketing and distributing our products, challenges engaging with or collecting payment from customers in affected regions (including Russia, where our products are distributed), or restrictions on sales due to existing or future sanctions. Such conditions may also impair our ability to raise capital or access the capital markets.

We cannot predict the duration or severity of these events or their long-term impact. Any significant economic downturn, trade disruption, armed conflict, terrorist activity, or related sanctions or retaliatory measures could materially and adversely affect our business, results of operations, and financial condition.

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

In the ordinary course of our business, we generate, collect, and store proprietary information, including intellectual property, business information, and employee personal data, and the secure storage, transmission, and access to this information are critical to our operations and reputation. Cybersecurity incidents have become increasingly common across industries, and we face risks from hackers, employees, contractors, and other third parties who may attempt to gain unauthorized access to, misappropriate, or inadvertently expose our confidential information, including through phishing or other sophisticated attacks, particularly in remote working environments. We have experienced previous attempts to penetrate our systems and, although we maintain multi-layered security safeguards, our information technology networks and infrastructure remain vulnerable to evolving threats, technological advances, and human error or malfeasance. We may not detect unauthorized access promptly or be able to remediate breaches effectively. Any compromise of our data security or unauthorized access to, or disclosure or loss of, confidential or proprietary information could disrupt our operations, harm our reputation, provide competitors with valuable information, result in additional costs, and materially and adversely affect our business.

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

Risks Connected to Our Securities

We are not in compliance with the continued listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), and our common stock could be delisted if we do not regain compliance with listing standards within time frame required by the Nasdaq staff, which could have a material adverse effect on the liquidity of our common stock.

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

We have timely notified the Nasdaq of our intent to regain compliance with the minimum price condition within a 180-day cure period provided by Nasdaq rules, or until March 31, 2026 (the “Compliance Date”). We can regain compliance at any time within the cure period if, the closing bid price of the Company’s common stock meets or exceeds $1.00 per common share for a minimum of 10 consecutive business days prior to the Compliance Date, unless the Nasdaq staff exercises its discretion to require the Company to meet the Minimum Bid Price Requirement for a longer period pursuant to applicable Nasdaq rules. If we fail to regain compliance with the Nasdaq’s minimum price condition by the end of the cure period, the Company would be eligible for an additional compliance period of 180 days provided it presents an acceptable plan to Nasdaq to regain compliance. In accordance with the Nasdaq Listing Rules, the Company has filed for a 180-day extension to regain compliance with the Minimum Bid Price Requirement, including the Company’s intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. and expects the Nasdaq will respond to the Company’s request subsequent to March 31, 2026.

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

Our common stock closed as high as $1.31 and as low as $0.62 per share between January 1, 2025 and December 31, 2025 on Nasdaq. On December 31, 2025, the closing price of our common stock, as reported on Nasdaq, was $0.64. Historically, medical device company securities such as our common stock have experienced extreme price fluctuations. Some of the factors contributing to this volatility include fluctuations in our operating results; regulatory developments; announcements of product releases, clinical data, acquisitions, or partnerships by us or our competitors; analyst or media reports; changes in our financial condition; and general market conditions. There is no assurance that the price of our common stock will not continue to be volatile.

Directors, executive officers and principal stockholders own a significant percentage of the shares of common stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own a significant percentage of the voting control of the common stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. As of December 31, 2025, three shareholders hold 16.6% of our shares and our directors and officers hold 6.3% of our shares on a fully diluted basis.

Our Board of Directors’ authority to issue additional securities and anti-takeover provisions in our governing documents under Delaware law could adversely affect the rights of our common stockholders and discourage or delay a change in control.

On December 3, 2014, we effected a 25:1 reverse stock split and changed our state of incorporation from Nevada to Delaware through a merger with our wholly owned Delaware subsidiary, at which time we adopted our current certificate of incorporation and bylaws. Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock and up to 100,000,000 shares of common stock, a substantial portion of which remains available for issuance, in each case without stockholder approval. The issuance of preferred stock with rights and preferences determined by our Board of Directors, or additional shares of common stock, could dilute existing stockholders and adversely affect the voting power and other rights of holders of our common stock. In addition, provisions of our certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares, and may limit stockholders’ ability to influence the direction or management of the Company.

In our previous Form 10K, we identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in additional restatements of our financial statements, and a failure to meet our reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.

As discussed above, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to a material weakness relating to the accounting for stock-based compensation corresponding to grants of restricted stock units. Specifically, our controls were not effectively designed or operating to ensure that non-cash restricted stock unit expense was properly accounted for. We are actively engaged in remediating the identified material weakness. Management has begun implementing measures to strengthen our internal control over financial reporting, including redesigning internal control procedures and enhancing documentation processes related to the accounting for restricted stock unit grant and vesting events. These efforts are intended to ensure accurate and timely reporting in accordance with U.S. GAAP for both interim and annual periods. Because of the inherent limitations in all control systems, no evaluation or strengthening of controls can provide absolute assurance that all control failures within the Company have been or will be detected. Accounting standards are complex and are subject to changing guidance and differing interpretations. Notwithstanding the exertion of significant effort and resources to interpret and apply accounting standards (and any related guidance), it is possible that they may be misinterpreted or misapplied, or that prior interpretations may be reconsidered and changed, which may result in technical accounting errors. Any such accounting error could result in additional restatements of our previously issued consolidated financial statements. Accordingly, we cannot be certain that our efforts to remediate the identified material weakness will ensure effective internal control over financial reporting going forward. We also face risks associated with the cost of establishing, maintaining and enhancing effective internal control over financial reporting. We have invested and expect to continue to invest significant resources in future years, to develop and maintain the necessary documentation and testing procedures required by Section 404(a) of the Sarbanes-Oxley Act. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.

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

Item 2.         Properties.

We currently operate one facility in Princeton, New Jersey and two facilities in Berlin, Germany as follows:

1.	In March 2021, we entered into a lease agreement for a new 48,511 square foot operating facility at 305 College Road East, Princeton, New Jersey, which contains office, laboratory, manufacturing and warehouse space. The lease commenced in April 2021 and expires in March 2037. As of December 31, 2025, our monthly base rent is approximately $124,000.
2.	Our office facility leases in Berlin, Germany requires combined base rent payments amounting to approximately $12,100 per month. The initial lease term of both leases ends August 31, 2031. In addition, the Company is obligated to monthly operating expenses of approximately $3,000 per month.
3.	Our warehouse facility lease in Berlin, Germany commenced on April 1, 2021 and requires monthly payments of base rent of approximately $7,800 through its expiration on March 31, 2031.

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

On March 5, 2024, a former employee, filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, alleging retaliatory termination in breach of the New Jersey Conscientious Employee Protection Act (“CEPA”). Following further discussion, the parties agree there was a professional misunderstanding between them and have amicably resolved the litigation.

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

Approximate Number of Equity Security Holders

As of December 31, 2025, there were approximately 9,395 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2025.

We have an effective shelf registration statement that was declared effective on September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of December 31, 2025. We have also allocated $20.0 million of our total shelf amount to our ATM facility. As of December 31, 2025, approximately $19.4 million was available for use under the ATM facility, subject to certain limitations.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2025 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6.          [Reserved]

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

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

CytoSorbents’ lead product, CytoSorb®, is approved in the European Union and distributed in more than 70 countries worldwide, with more than 300,000 devices used cumulatively to date. CytoSorb was originally launched in the European Union under CE mark as the first cytokine adsorber. Additional CE mark extensions were granted for bilirubin and myoglobin removal in clinical conditions such as liver disease and trauma, respectively, and for ticagrelor and rivaroxaban removal in cardiothoracic surgery procedures. CytoSorb has also received FDA EUA in the United States for use in adult critically ill COVID-19 patients with impending or confirmed respiratory failure, to reduce pro-inflammatory cytokine levels. CytoSorb is not yet approved in the United States.

In the U.S. and Canada, CytoSorbents is developing the DrugSorb®™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two FDA Breakthrough Device Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures.

The Company continues to actively pursue regulatory approval of DrugSorb-ATR with the U.S. FDA and expects to pursue regulatory approval in Canada with better visibility from the FDA. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively. See further discussion in ‘Cardiac Surgery’ below.

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

Summary of Operational and Business Highlights

●	Total product revenue was $37.1 million for the year ended December 31, 2025, an increase of 4.1%, compared to the year ended December 31, 2024
●	Gross profit for the year ended December 31, 2025 was 71.5% compared to 69.9% in the prior year,
●	Our loss from operations was improved by 10.4% to approximately $14.7 million, from $16.5 million for the years ended December 31, 2025 and 2024 respectively. This improvement was primarily the result of revenue growth and gross margin improvement.
●	In the first quarter, we strengthened our balance sheet with the completion of a shareholder Rights Offering in January 2025 that provided $5.4 million net proceeds, and then added another $1.4 million net proceeds with the exercise of the Series A Right Warrant in February 2025.
●	In April 2025, we further supplemented our cash balance with the receipt of $1.7 million from the sale of our 2023 and amended 2022 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA).
●	We continued to see real world validation of improved clinical outcomes (reduced serious perioperative bleeding) in cardiac surgery patients on a blood thinner from data presented at several global cardiac surgery conferences including EuroPCR, ESCVS, EACTS, and TCT.
●	On July 31, 2025 the Company highlighted data demonstrating the vital and evolving role of CytoSorb therapy in the treatment of sepsis and septic shock–among the deadliest challenges in critical care medicine. Recent data demonstrate early and intensive use of CytoSorb therapy was associated with improved clinical outcomes for patients suffering from these conditions. The Company presented a World Sepsis Day Global Webinar on September 10, 2025 in commemoration of Sepsis Awareness Month and World Sepsis Day. See our Current Report on Form 8-K, filed with the SEC on August 1, 2025, for additional information.
●	On September 16, 2025, the Company announced that it would file a new De Novo application for DrugSorb-ATR with the FDA. This decision followed an appeal meeting and decision by the FDA that upheld its previous denial of the Company’s DrugSorb-ATR De Novo application, but affirmed that there were no safety related issues with the device, and requested additional information to support the Company’s desired label indication. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA in November 2025. The Company conducted a formal pre-submission meeting with the FDA in late January 2026 and continues to engage with the FDA to clarify and confirm the requirements for the new De Novo submission. The interactive discussions regarding the information to be included in the new submission are ongoing, and the Company expects to provide an update of the anticipated timing for the new submission once these interactive discussions with the FDA on the final requirements are complete. Following the new De Novo submission, a regulatory decision would be expected following a typical 150-day review process but may be accelerated or extended depending on interactive discussions with the FDA related to submission questions.
●	On November 13, 2025, the Company amended its credit facility with Avenue Capital Group which provided access to an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and for the extension of the interest-only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) and also will receive a further six-month extension of the interest-only period to the July 1, 2027 maturity date upon FDA approval of DrugSorb-ATR by December 31, 2026.

●	On November 13, 2025, the Company announced it initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, reduced and realigned operating and production expenses, and now expects that the Company will reach operating cash flow break-even in the second half of 2026. The Company recorded a restructuring charge in the fourth quarter of approximately $0.5 million that included cash-based severance and other compensation related charges of approximately $0.4 million, and other non-cash charges of approximately $0.1 million related to the restructuring.

Impact of Inflation and Other Issues:

The recent high inflationary environment impacted us in various ways. Due to the competitive labor market and rising inflation, our labor costs have risen significantly in order to attract and retain qualified employees throughout our organization. In addition, we have experienced raw material price increases primarily related to the oil-based chemicals used in the polymer manufacturing process as well as additional requests for higher fuel surcharges from most suppliers. Rising energy costs, including electricity and fossil fuels, have also made it more expensive to support our operations, manufacturing, and commercial activities. We have also experienced increases in our transportation costs; however, we have been able to substantially mitigate these cost increases by implementing bulk shipping methods. Inflationary pressures may continue to impact our product gross margins and other costs in the future.

Results of Operations

Comparison of the year ended December 31, 2025 and 2024

	For the Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$37,063	100%	$35,595	100.0%
Cost of goods sold	10,572	28.5%	10,708	30.1%
Gross profit	26,491	71.5%	24,887	69.9%
Operating expenses:
Research and development	5,085	13.7%	7,607	21.4%
Selling, general and administrative	35,645	96.2%	33,732	94.8%
Restructuring	510	1.4%	—	—%
Total operating expenses	41,240	111.3%	41,339	116.1%
Loss from operations	(14,749)	(39.8)%	(16,452)	(46.2)%
Other income (expense):
Interest expense, net	(2,612)	(7.0)%	(1,399)	(3.9)%
Gain (loss) on foreign currency transactions	9,321	25.1%	(4,225)	(11.9)%
Loss on abandoned patents	(559)	(1.5)%	(334)	(0.9)%
Total other income (expense), net	6,150	16.6%	(5,958)	(16.7)%
Loss before benefit from income taxes	$(8,599)	(23.2)%	$(22,410)	(63.0)%
Benefit from income taxes	401	1.1%	1,691	4.8%
Net loss	$(8,198)	(22.1)%	(20,719)	(58.2)%

Revenue

For the year ended December 31, 2025, we generated total revenue of approximately $37.1 million as compared to revenues of approximately $35.6 million for the year ended December 31, 2024, an increase of approximately $1.5 million, or 4.1%, and down 0.4% on a constant currency basis. Revenue growth was led by strength in our distributor and strategic partner sales and direct sales outside of Germany, partially offset by lower revenue in our direct German market. The Company began a proactive reorganization and strategic realignment of our German commercial team and sales approach in the first quarter of 2025. We are making progress with this important initiative, and remain confident it will lead to stronger execution and improved performance.

Gross Profit

Gross profit was approximately $26.5 million for the year ended December 31, 2025, an increase of approximately $1.6 million or 6.4%, as compared to gross profit of $24.9 million for the year ended December 31, 2024. Gross margins were 71.5% and 69.9% for the years ended December 31, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development costs were approximately $5.1 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $2.5 million, or 33.2%. This decrease was driven by a decrease in our clinical trial costs due primarily to the completion of the STAR-T clinical trial, lower grant funded projects, as well as other clinical and product development program reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $35.6 million and $33.7 million for the years ended December 31, 2025 and 2024, respectively, an increase of approximately $1.9 million, or 5%. This increase was mainly due to increases in legal, regulatory, financial and consulting costs including costs associated with our 2024 audited financial statements, as well as regulatory filings and initial costs associated with the anticipated approval and commercial launch of DrugSorb-ATR in North America, partially offset by decreases in stock-based compensation expense, and royalty expenses. The decrease in stock-based compensation expense was primarily related to the full vesting of certain stock options in earlier periods and the decrease in royalty expense was the result of the expiration of a 4% royalty in August of 2024.

Restructuring Expenses

During the fourth quarter of 2025, we initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. Our restructuring expenses were $0.5 million for the year ended December 31, 2025. These costs primarily included cash-based severance and related workforce reduction charges of $0.4 million and other non-cash costs of $0.1 million.

Loss From Operations

Our loss from operations (including the impact of the $0.5 million restructuring charge) decreased by 10.4% to approximately $14.7 million, from $16.5 million for the years ended December 31, 2025 and 2024 respectively. This improvement was the result of revenue growth and gross margin improvement.

Interest Expense, Net

For the year ended December 31, 2025, net interest expense was approximately $2.6 million, as compared to $1.4 million for the year ended December 31, 2024. The increase was due to interest incurred on our credit facility for the full year of 2025, which began in the third quarter of 2024. Additionally, we amended our credit facility which increased the principal balance outstanding under the credit facility by $2.5 million effective November 13, 2025.

Gain (Loss) on Foreign Currency Transactions

For the year ended December 31, 2025, the gain on foreign currency transactions was approximately $9.3 million, compared to a loss on foreign currency transactions of approximately $4.2 million for the year ended December 31, 2024. The gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of December 31, 2025, as compared to December 31,

2024. The exchange rate of the Euro to the U.S. dollar was $1.17 per Euro as of December 31, 2025, as compared to $1.03 per Euro at December 31, 2024. The 2024 loss is directly related to the decrease of the exchange rate of the Euro as of December 31, 2024, as compared to December 31, 2023. The exchange rate of the Euro to the U.S. dollar was $1.03 per Euro as of December 31, 2024, as compared to $1.11 per Euro as of December 31, 2023.

Loss on Abandoned Patents

Loss on abandoned patents was approximately $0.6 million for the year ended December 31, 2025, an increase of approximately $0.2 million or 67.4%, as compared to loss on abandoned patents of $0.3 million for the year ended December 31, 2024.

Benefit from Income Taxes

Our benefit from income taxes was approximately $0.4 million and $1.7 million for the years ended December 31, 2025, and 2024, respectively. This benefit was realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating losses and R&D credits to a third party.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of December 31, 2025, we had current assets of approximately $20.6 million and current liabilities of approximately $9.7 million.

Effective Shelf Registration

We have an effective shelf registration statement dated September 30, 2024 with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of December 31, 2025. We have also allocated $20 million of our total shelf amount to our ATM facility. At December 31, 2025, approximately $19.4 million was available for use under the ATM facility, subject to certain limitations. For the year ended December 31, 2025, we did not raise any proceeds under the ATM facility.

Loan and Security Agreement

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million (the “Avenue Capital Commitment”), to be disbursed in two tranches. The first tranche of $15.0 million (“Tranche 1”), consisted of $10.0 million which was available to the Company on the Closing Date and $5.0 million constituted restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the FDA accepted the Company’s application for review with respect to its DrugSorb-ATR De Novo 510(k) and (ii) the Company received a minimum of $3.0 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar-for-dollar basis for equity raised between $3.0 million and $5.0 million. The second tranche (“Tranche 2”) consisted of $5.0 million, which would have been disbursed at the Company’s request between July 1, 2025 and December 31, 2025, if the Company received FDA marketing approval of its DrugSorb-ATR application, which it did not. The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and were additionally used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%). The loan required interest-only payments for the first 24 months through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however that if the Company had drawn the full amount of Tranche 2 by December 31, 2025, and achieved for the trailing six month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period would have been extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028.

On November 13, 2025, the Company and Avenue Capital Group entered into the Amended Loan and Security Agreement, amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement funded an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and provided an extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group and also receive a further six-month extension of the interest-only period to the July 1, 2027 maturity date subject to FDA approval of DrugSorb-ATR prior to December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Avenue Capital Commitment. The Amended Loan and Security Agreement requires that the Company maintain certain operating cash burn targets (as defined in the Amended Loan and Security Agreement) prior to FDA approval of DrugSorb-ATR.

Under the terms of the Amended Loan and Security Agreement, we issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

For further discussion regarding the Loan Agreement please see Note 5, Long Term Debt, to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock with an expiration date of February 24, 2025, and one Series B Right Warrant to purchase one share of common stock with an expiration date of April 10, 2025. Up to an additional 6.25 million shares of common stock may have been issued upon exercise of the Right Warrants. Proceeds from the closing of the subscription period satisfied a debt covenant which allowed for $5 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use. On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025. On June 11, 2025, the 5-day volume weighted average price of Common Stock over the last five-trading days prior to June 10, 2025 was lower than the minimum required price of $2.00 and, as a result, the Series B Right Warrants issued in connection with the previously announced Rights Offering expired worthless pursuant to their terms.

Technology Business Tax Certificate Transfer Program

In April 2025, we further supplemented our cash balance with the receipt of $1.7 million from the sale of our 2023 and amended 2022 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA).

Resource Allocation and Path to Cash-Flow Profitability

We proactively manage our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR to the FDA and Health Canada and the development of clinical data. We have instituted and continue to maintain tight control over expenditures and have lowered our spending over the past year. Further, on November 13, 2025, the Company announced it initiated a Strategic Workforce and Cost Reduction Plan to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative followed a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, reduced and realigned operating and production expenses, and now expects that the Company will reach operating cash flow break-even in the second half of 2026. The Company recorded a charge of $0.5 million that includes severance and other cash and non-cash charges related to the restructuring.

As of December 31, 2025, we have approximately $7.8 million in cash (a non-GAAP measure), including approximately $6.3 million in unrestricted cash and cash equivalents, and $1.5 million of non-current restricted cash which may not be sufficient to fund the Company’s operations beyond the next twelve months from the issuance of these consolidated financial statements. These cash and restricted cash balances considered with our historical cash used in operations, notwithstanding our Strategic Workforce and Cost Reduction Plan and the impact of the Amended Loan and Security Agreement, raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying consolidated financial statements are issued.

Our expected future capital requirements may depend on many factors, including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the U.S. which would allow for the opportunity to receive Tranche 2b of the Amended Credit Facility, and receive an additional 6-month extension of the interest-only period on the credit facility. Additional sources of liquidity available to us include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential increased need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

On September 16, 2025, the Company announced that it would file a new De Novo application for DrugSorb-ATR with the FDA. This decision followed an appeal meeting and decision by the FDA to uphold its previous denial of the Company’s original DrugSorb-ATR application, but affirmed that there were no safety related issues with the device, and requested additional information to support the Company’s desired label indication. As part of the resubmission process, the Company filed a pre-submission meeting request with supporting documentation to the FDA on November 7, 2025. The Company conducted a formal pre-submission meeting with the FDA in late January 2026 and continues to engage with the FDA to clarify and confirm the requirements for the new De Novo submission. The interactive discussions regarding the information to be included in the new submission are ongoing, and the Company expects to provide an update of the anticipated timing for the new submission once these interactive discussions with the FDA on the final requirements are complete. Following the new De Novo submission, a regulatory decision would be expected following a typical 150-day review process but may be accelerated or extended depending on interactive discussions with the FDA related to submission questions.

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

On November 13, 2025, we and Avenue Capital Group entered into the First Amendment to Loan Documents (the “Amended Loan and Security Agreement”), amending our Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement provides for access to an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and for the extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. We will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Loan. The Amended Loan and Security Agreement requires that we maintain certain operating cash burn targets (as defined) prior to FDA approval of DrugSorb-ATR and provides for a further six-month extension of the interest only period to the July 1, 2027 maturity date upon FDA approval of DrugSorb-ATR.

Under the terms of the Amended Loan and Security Agreement, we issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

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

For further discussion regarding the Loan Agreement please see Note 5, Long Term Debt, to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting estimates have significant effect in the preparation of our consolidated financial statements.

Uncertain tax positions and valuation allowances:

The Company records income tax expense and related liabilities based on estimates of amounts expected to be taxable or deductible in tax returns filed in various jurisdictions. These tax returns are subject to examination by taxing authorities, which may occur several years after the date of the financial statements. During such examinations, disputes may arise regarding the timing or validity of certain items, including the recognition of taxable income or deductions, and the resolution of these matters may take an extended period of time.

The Company evaluates uncertain tax positions related to income taxes in accordance with FIN 48, which establishes the recognition threshold and measurement guidance for financial statement recognition of tax positions taken or expected to be taken in a tax return. Under this guidance, the Company assesses whether the tax position is more likely than not to be sustained upon examination by the relevant taxing authority based on the technical merits of the position. For positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. For positions that do not meet this threshold, no tax benefit is recognized in the financial statements.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. In addition, the Company offsets liabilities for unrecognized tax benefits against deferred tax assets associated with net operating loss or tax credit carryforwards when the uncertain tax position would be settled for the presumed amount at the balance sheet date.

The Company also evaluates its deferred tax assets and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers available positive and negative evidence, including expectations of future taxable income. If the Company determines that it will be able to realize deferred tax assets in excess of the amount currently recorded, an adjustment would be made to increase income in the period such determination is made. Conversely, if the Company determines that it will not be able to realize all or a portion of its deferred tax assets, the deferred tax asset would be reduced and the resulting adjustment would be recognized as an expense in the period of determination. Either determination could have a material impact on the Company’s financial statements.

Fair Value of Warrants

The Company issues warrants in connection with certain financing transactions. The fair value of these warrants is estimated using the Black-Scholes option pricing model or the Monte Carlo pricing model, which requires management to make significant estimates and assumptions regarding inputs that are not directly observable in the market. These estimates include, among other things, the expected volatility of the Company’s common stock, the expected term of the warrants, the risk-free interest rate, and the expected dividend yield.

Expected volatility is generally based on the historical volatility of the Company’s common stock and, when appropriate, comparable publicly traded companies. The expected term represents the period of time the warrants are expected to remain outstanding, which may differ from the contractual term depending on the specific features of the warrants. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities consistent with the expected term of the warrants, and the dividend yield is based on the Company’s historical and expected dividend policy.

Because the valuation relies on significant assumptions, changes in these inputs could materially affect the estimated fair value of the warrants and the related amounts recorded in the Company’s financial statements. If the warrants are classified as liabilities, the Company remeasures the fair value of the warrants at each reporting date, and changes in fair value are recognized in the consolidated statements of operations. Accordingly, fluctuations in the underlying assumptions used in the valuation model, particularly expected volatility and the Company’s stock price, may result in significant non-cash gains or losses in future periods.

Management believes the assumptions used in estimating the fair value of the warrants are reasonable; however, actual results and future changes in these assumptions could differ materially from those estimates and could have a material impact on the Company’s financial statements.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to a material weakness, as further described below.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Material Weakness — Continuing from Prior Year

The Company previously disclosed a material weakness in internal control over financial reporting as of December 31, 2024 in our Annual Report on Form 10-K for the year ended December 31, 2024 related to the accounting for stock-based compensation corresponding to grants of Restricted Stock Units. Specifically, our controls were not effectively designed or operating to ensure that restricted stock unit grants or vesting activities were recorded within the proper accounts and at the proper amounts. As described below, while management has developed and implemented certain remediation actions to address the material weakness, further actions are still ongoing or have not been implemented for a sufficient amount of time to test and conclude on the effectiveness of the remediation actions as of December 31, 2025. Although most of our remediation efforts have been in place and functioning properly for much of the year, in connection with our preparation of our consolidated financial statements as of and for the year ended December 31, 2025, we identified two transactions related to unique RSU vesting events that required adjustment. As a result, the material weakness related to the accounting for stock-based compensation corresponding to Restricted Stock Units continues to be present as of December 31, 2025.

Material Weakness — Newly Identified in Current Year

During the year ended December 31, 2025, management identified a new material weakness related to the Company’s financial statement consolidation and reporting, as controls over the consolidation and monthly close processes were deemed not to be operating effectively, a determination which is at least partially attributable to the significant volume of manual procedures involved in these processes. Specifically, deficiencies in the review and reconciliation of intercompany balances resulted in (i) losses not being appropriately allocated to the correct jurisdiction when preparing the income tax provision and (ii) foreign currency transaction gains related to an intercompany balance being recorded incorrectly during the fourth quarter of 2025. As a result, net operating losses were not initially reflected properly in the income tax disclosures, and foreign currency transaction gains were materially misstated in the Company’s consolidated financial statements prior to being corrected.

Discussion of Remediation Activities

Remediation of the identified material weaknesses and strengthening our internal control environment is an identified priority for us and will continue to be a priority in 2026. We are committed to completing the remediation of these material weaknesses as expeditiously as possible and expect these enhancements to be fully implemented during the fiscal year ending December 31, 2026. However, the material weaknesses will not be considered fully remediated until the new controls have been operational for a sufficient period of time and tested to demonstrate their effectiveness.

With continued oversight from the Audit Committee, the Company’s management has begun to design and implement changes in processes and controls to remediate the material weaknesses described above. These internal control enhancements include, but are not limited to, the following:

Accounting for Stock-Based Compensation Corresponding to Grants of Restricted Stock Units

Management intends to continue implementing measures to strengthen our internal control over the accounting for restricted stock unit grant and vesting events. These efforts are intended to ensure accurate and timely reporting in accordance with U.S. GAAP for both interim and annual periods. Key steps in our remediation plan include:

-	Developing and implementing more robust control procedures to validate that the inputs and assumptions used in stock-based compensation expense calculation models are accurate and reflect proper application of generally accepted accounting principles.
-	Increasing oversight and review by executive management to ensure the completeness and accuracy of restricted stock unit expense calculations and their corresponding Journal Entries.

Financial Statement Consolidation and Reporting

Actions to address this material weakness are currently being developed, with the following primary solutions having been identified:

-	A consolidation tool is currently being implemented, which will eliminate the need for the Company to manually execute the consolidation of its various entities at the end of each period.
-	A financial close automation tool is also being implemented, which will create automated workflows, approval streams, and checklists for a variety of period-end close procedures (balance sheet reconciliations, etc.).
-	Period-end analytics and the metrics and variance thresholds applied to those analytics are to be enhanced in order to make them more precise tools for the purpose of identifying potential errors or misstatements.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10.          Directors, Executive Officers and Control Persons.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.

Item 11.          Executive Compensation.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.

Item 14.          Principal Accounting Fees and Services.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)          Financial Statements and Schedules:

1.      Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are included herein:

2.      Financial Statement Schedules

Not applicable.

3.      List of Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated June 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019)

3.2	Second Amended and Restated Bylaws of CytoSorbents Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2024)

4.1	Description of Capital Stock of CytoSorbents Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2023).

4.3	Form of Subscription Right Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.4	Form of Series A Right Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.5	Form of Series B Right Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

10.1+

Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Phillip P. Chan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2019)

10.2+

Amended and Restated Employment Agreement, dated as of July 30 2019, by and between CytoSorbents Medical, Inc. and Vincent J. Capponi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2019)

10.3+

Amended and Restated Employment Agreement, dated as of July 30, 2019, by and between CytoSorbents Medical, Inc. and Kathleen P. Bloch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 5, 2019)

10.4+

Employment Agreement by and between the Company and Efthymios Deliargyris, M.D., dated April 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

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

10.16

Stipulated Order and Settlement Agreement between Bro-Tech Corporation, dated as of August 7, 2006, by and between Bio-Tech Corporation, and Purolite International Ltd., and MedaSorb Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006)

10.17†

Distribution Agreement between Biocon Biologics Limited and the Registrant dated as of September 20, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.18†

First Amendment to the Distribution Agreement between Biocon Biologics Limited and the Registrant, dated October 30, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.19+	CytoSorbents Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2006)

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

10.22

Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018)

10.23

First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2019, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2019)

10.24

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 4, 2020, by and among CytoSorbents Corporation, CytoSorbents Medical, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

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

10.34

First Amendment to Loan Documents, dated November 13, 2025, by and among CytoSorbents Corporation, the lenders, and the administrative and collateral agent party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025).

10.35

Form of Warrant to Purchase Shares of Stock of CytoSorbents Corporation by and between the Company and Avenue Venture Opportunities Fund, L.P., dated November 13, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025).

10.36

Form of Warrant to Purchase Shares of Stock of CytoSorbents Corporation by and between the Company and Avenue Venture Opportunities Fund II, L.P. dated November 13, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025).

10.37†

Exclusive Distribution Agreement, dated as of September 26, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2019).

10.38†

Amendment to Exclusive Distribution Agreement, dated December 15, 2014, by and between CytoSorbents Europe GmbH and Aferetica s.r.l (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2019).

10.39

Open Market Sale Agreement SM, dated as of December 30, 2021, by and between CytoSorbents Corporation and Jefferies LLC (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.40

Marketing Agreement, dated as of August 1, 2022, by and between CytoSorbents Corporation and Fresenius Medical Care Deutschlancd GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022).

10.41

Lease, dated as of March 26, 2021, by and between 300 CR LLC and CytoSorbents Medical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

10.42†

Securities Purchase Agreement, dated as of December 11, 2023, by and among CytoSorbents Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2023).

19.1	Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of WithumSmith+Brown, PC.

24.1*	Power of Attorney

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).

101

The following materials from CytoSorbents Form 10-K for the fiscal year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (iii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the years ended December 31, 2025, and 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (v) Notes to the Consolidated Financial Statements.

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

Item 16.          Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2026.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	March 29, 2026
Dr. Phillip P. Chan	Executive Officer) and Director

/s/ Peter J. Mariani	Chief Financial Officer	March 29, 2026
Peter J. Mariani	(Principal Financial and Accounting Officer)

/s/ Michael G. Bator	Chairman of the Board	March 29, 2026
Michael G. Bator

/s/ Alan D. Sobel	Director	March 29, 2026
Alan D. Sobel

/s/ Edward R. Jones	Director	March 29, 2026
Edward R. Jones

/s/Jiny Kim	Director	March 29, 2026
Jiny Kim

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CytoSorbents Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytoSorbents Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CytoSorbents Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced negative cash flows from operations, and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting For Warrants Associated with January 2025 Rights Offering

Description of the Matter

The Company issued warrants in connection with the January 2025 Rights Offering. The accounting for the issuance of these warrants involves evaluation of complex accounting guidance to be performed by management as it relates to determining the accounting classification of the warrants. It also involved management’s estimates and judgements in determining the fair value of the warrants.

This matter was identified as a critical audit matter due to the complexity in accounting for the warrants and the potential significant impact of these conclusions to the Company’s consolidated financial statements and related disclosures.

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to address this critical audit matter included the following:

•	Reviewed the executed Rights Offering and associated warrant agreements.
•	Reviewed management’s technical accounting memo evaluating the terms and conditions of the warrant agreements to determine the appropriate classification of the instruments.
•

Utilized personnel with specialized knowledge and skills in technical accounting to assist in: (i) evaluating the terms of the warrants in relation to the relevant accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

•	Utilized personnel with specialized knowledge and skills in valuation to assist in: (i) reviewing the valuation provided by management’s valuation specialist.

/s/ WithumSmith+Brown, PC

We have served as CytoSorbents Corporation’s auditor since 2004.

East Brunswick, New Jersey

March 29, 2026

PCAOB ID Number 100

CYTOSORBENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,249	$3,280
Restricted cash, current	—	5,000
Accounts receivable, net of allowances of $164 and $158 at December 31, 2025 and 2024, respectively	7,550	7,320
Inventories - net	5,281	2,733
Prepaid expenses and other current assets	1,554	3,271
Total current assets	20,634	21,604

Property and equipment - net	7,823	9,002
Restricted cash	1,522	1,484
Right-of-use asset	10,924	11,511
Patents - net	3,226	3,721
Other assets	53	50
Total Assets	$44,182	$47,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,869	$3,340
Accrued expenses and other current liabilities	6,299	6,032
Lease liability – current portion	541	453
Total current liabilities	9,709	9,825
Lease liability, net of current portion	11,903	12,444
Long-term debt, net of debt discount	16,667	13,996
Total Liabilities	38,279	36,265

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common Stock, Par Value $0.001, 100,000,000 shares authorized; and 62,804,305 and 54,830,146 shares issued and outstanding at December 31, 2025 and 2024, respectively	63	55
Additional paid-in capital	321,024	310,809
Accumulated other comprehensive income (loss)	(2,977)	4,252
Accumulated deficit	(312,207)	(304,009)
Total Stockholders’ Equity	5,903	11,107
Total Liabilities and Stockholders’ Equity	$44,182	$47,372

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Revenue, net	$37,063	$35,595
Cost of goods sold	10,572	10,708
Gross profit	26,491	24,887
Operating expenses:
Research and development, net of grant income	5,085	7,607
Selling, general and administrative	35,645	33,732
Restructuring	510	—
Total operating expenses	41,240	41,339
Loss from operations	(14,749)	(16,452)
Other income (expense):
Interest expense, net	(2,612)	(1,399)
Gain (loss) on foreign currency transactions	9,321	(4,225)
Loss on abandoned patents	(559)	(334)
Total other income (expense), net	6,150	(5,958)

Loss before benefit from income taxes	(8,599)	(22,410)

Benefit from income taxes	401	1,691

Net loss	$(8,198)	$(20,719)

Basic and diluted net loss per common share	$(0.13)	$(0.38)

Weighted average number of shares of common stock outstanding	62,231,771	54,434,609

Comprehensive loss:
Net loss	$(8,198)	$(20,719)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(7,229)	3,723
Comprehensive loss	$(15,427)	$(16,996)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par value	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2023	54,240,265	$54	$306,187	$529	$(283,290)	$23,480
Stock-based compensation	—	—	3,760	—	—	3,760
Issuance of common stock offerings, net of fees incurred	382,823	1	178	—	—	179
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	207,058	—	(7)	—	—	(7)
Issuance of warrants	—	—	691	—	—	691
Foreign currency translation adjustment	—	—	—	3,723	—	3,723
Net loss	—	—	—	—	(20,719)	(20,719)
Balance at December 31, 2024	54,830,146	55	310,809	4,252	(304,009)	11,107
Stock-based compensation	—	—	2,765	—	—	2,765
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	295,510	—	—	—	—	—
Shares issued for exercise of stock options	11,650	—	—	—	—	—
Issuance of common stock and warrants from rights offerings, net of fees incurred	6,249,791	6	5,386	—	—	5,392
Issuance of common stock from exercise of warrants	1,417,208	2	1,437	—	—	1,439
Issuance of warrants	—	—	627	—	—	627
Foreign currency translation adjustment	—	—	—	(7,229)	—	(7,229)
Net loss	—	—	—	—	(8,198)	(8,198)
Balance at December 31, 2025	62,804,305	$63	$321,024	$(2,977)	$(312,207)	$5,903

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,198)	$(20,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued final fee	—	111
Amortization of debt discount	820	265
Amortization of loan costs	—	116
Amortization of patents	262	235
Depreciation and amortization	1,234	1,335
Amortization of right-of-use asset	135	174
Write off of inventory	253	—
Bad debt expense	40	115
Loss on abandoned patents	559	334
Write off of fixed assets	104	—
Foreign currency transaction (gains) losses	(9,321)	4,225
Stock-based compensation	2,765	3,760
Changes in operating assets and liabilities:
Grants and accounts receivable	423	(1,720)
Inventories	(2,540)	500
Prepaid expenses and other current assets	1,791	(1,352)
Other assets	2	1
Accounts payable and accrued expenses	(706)	(1,808)
Net cash used in operating activities	(12,377)	(14,428)

Cash flows from investing activities:
Purchases of property and equipment	(164)	(284)
Disposal of property and equipment	76	—
Patent costs	(327)	(385)
Net cash used in investing activities	(415)	(669)

Cash flows from financing activities:
Proceeds from long-term debt	2,478	15,000
Repayment of long-term debt	—	(5,000)
Payment of final fee	—	(150)
Payment of loan costs	—	(698)
Proceeds from rights offering, net	5,392	—
Cash for exercise of warrants, net	1,439	—
Equity contributions - net of fees incurred	—	179
Net cash provided by financing activities	9,309	9,331
Effect of exchange rates on cash	1,490	(85)
Net change in cash, cash equivalents, and restricted cash	(1,993)	(5,851)

Cash, cash equivalents, and restricted cash at beginning of year	9,764	15,615
Cash, cash equivalents, and restricted cash at end of year	$7,771	$9,764

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,082	$1,290

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with modification of long-term debt	$627	$691
Capital expenditures included in accounts payable	$—	$8
Settlement of accrued bonuses with restricted stock units	$—	$198

The Notes to Consolidated Financial Statements are an integral part of these statements.

CYTOSORBENTS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

1. PRINCIPAL BUSINESS ACTIVITY

Nature of Business

The Company is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. based in New Jersey, is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly-owned European subsidiary, CytoSorbents Europe GmbH, based in Berlin, Germany, its wholly-owned Indian subsidiary, CytoSorbents India Private Limited, based in Kasavanahalli, India, and its wholly-owned Dubai entity, CytoSorbents MEA FZCO, based in CommerCity, Dubai, conducts sales and marketing related operations for the CytoSorb device outside of the United States.

Going Concern

As of December 31, 2025, the Company’s total cash and cash equivalents and restricted cash was approximately $7.8 million, with $1.5 million classified as restricted, and $6.3 million as unrestricted and available to fund operations. These cash and restricted cash balances considered with the Company’s historical cash used in operations, notwithstanding the Company’s Strategic Workforce and Cost Reduction Plan (see Note 12, “Restructuring”) and the impact of the Amended Loan and Security Agreement (see Note 5, “Long - Term Debt”) raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying consolidated financial statements are issued.

The Company’s expected future capital requirements may depend on many factors including expanding the Company’s customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the U.S. which would allow for the opportunity to receive Tranche 2b of the Amended Avenue Capital Commitment by December 31, 2026, and receive an additional 6-month extension of the interest-only period on the credit facility. Additional sources of liquidity available to the Company include the 2024 Shelf (see Note 9, Stockholders’ Equity), other public or private equity offerings, debt financings, or from other sources. The sale of additional equity may result in dilution to shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Foreign Currency Translation

The accompanying consolidated financial statements include the results of CytoSorbents Corporation (the “Parent”), CytoSorbents Medical Inc., its wholly owned operating subsidiary (the “Subsidiary”), and CytoSorbents Europe GmbH, its wholly owned European subsidiary (the “European Subsidiary”). In addition, the consolidated financial statements include CytoSorbents Switzerland, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited, and CytoSorbents France SAS, the wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, CytoSorbents India Private Limited, CytoSorbents Medical Canada, Inc., and CytoSorbents MEA FZCO, wholly-owned subsidiaries of CytoSorbents Medical, Inc. These entities are collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recorded in cumulative translation adjustment, a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income (loss), net in the consolidated statements of operations and comprehensive loss.

Segment Information

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing, testing and selling blood purification medical devices. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”). The CODM assesses performance of the segment and decides how to allocate resources based on revenue growth, gross margin, operating expenses, adjusted net loss, adjusted EBITDA (as defined in Note 11, Segment Information) and cash burn (cash used in operating and investing activities) derived from the Company’s consolidated results of operations and cash flows and total assets of the segment.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated balance sheets and consolidated statements of cash flows:

	December 31,
	2025	2024

	(amounts, in thousands)
Cash and cash equivalents	$6,249	$3,280
Restricted cash, current	—	5,000
Restricted cash	1,522	1,484
Total cash, cash equivalents and restricted cash	$7,771	$9,764

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they are recognized as an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the financial statements as a whole for the years ended December 31, 2025 and 2024.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined based upon standard cost, which approximates actual cost, using a first-in first-out (“FIFO”) basis. Devices used in clinical trials or for research and development purposes are removed from inventory and charged to research and development expenses at the time of their use. Donated devices are removed from inventory and charged to selling, general and administrative expenses. The Company regularly reviews inventory quantities on hand and records inventory reserves for excess, obsolete, expired, and slow moving inventory based upon historical usage, product shelf life, forecasted demand, regulatory considerations, and other relevant factors. Inventory that is determined to be obsolete or expired is written off in the period such determination is made.

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

Revenue Recognition

The Company recognizes revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services transferred to its customers. To do this, the Company applies the following five-step model, to determine this amount: (i) identify the contract with a customer: (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when, or as, the Company satisfies the performance obligation.

Revenue is typically recognized when the Company ships its products to its direct customers and distributors/strategic partners. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for the products shipped or the services provided under their grant contracts.

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

Currently, accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development, and no products or services are transferred to the grantor. The Company records grant income, net of expenses, as a reduction of research and development expenses. Refer to the “Effect of Recent Accounting Pronouncements” section below for additional information.

Advertising Expenses

Advertising costs are charged to activities when incurred. Advertising expense amounted to approximately $0.3 million, in both 2025 and 2024, and is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company follows the accounting standards associated with uncertain tax provisions. The Company had unrecognized tax benefits of $2.1 million and $2.2 million as of December 31, 2025 and 2024, respectively. The Company files tax returns in the U.S. federal and state jurisdictions.

The Company utilizes the Technology Business Tax Certificate Transfer Program to sell a portion of its New Jersey Net Operating Loss tax carryforwards and Research and Development credits to an industrial company.

CytoSorbents Europe GmbH, CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents UK Limited, CytoSorbents Medical UK Limited, CytoSorbents France SAS, CytoSorbents India Private Limited, and CytoSorbents MEA FZCO file an annual corporate tax return, a VAT return and a trade tax return in Germany, Switzerland, Poland, the United Kingdom, France, India, and Dubai, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The valuation of options and warrants granted, allowance for credit losses and recoverability of patents are significant estimates in these consolidated financial statements.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. Through the IntraFi Network, the Company maintains an Insured Cash Sweep account whereby all cash held in the Company’s money market account is swept daily in increments of less than the FDIC insurance limit and deposited in a number of IntraFi’s network of 3,000 financial institutions. This arrangement provides FDIC insurance coverage for all of the cash balances held in money market accounts. This arrangement excludes the restricted cash balances. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of the Company’s revenues are from product sales in Germany. See Note 3, “Revenue” for further information relating to the Company’s revenue.

The Company does not have any significant concentration of risk with respect to any one particular supplier.

As of December 31, 2025, one distributor accounted for approximately 17% of the Company’s outstanding accounts receivable. As of December 31, 2024, one distributor accounted for approximately 19% of the Company’s outstanding accounts receivable. For the year ended December 31, 2025, no distributor or direct customer accounted for more than 10% of the Company’s revenue. For the year ended December 31, 2024, one distributor accounted for approximately 11% of the Company’s revenue.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expense and other current assets, right-of-use assets, accounts payable and accrued expenses, lease liability – current portion, other current liabilities, and lease liability, net of current portion approximate their fair values due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company estimates the fair value of warrants using the Black-Scholes option pricing model or the Monte Carlo pricing model. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The warrants issued upon the closing of the Company’s December 13, 2023, offering, the closing of the Company’s June 2024 debt financing, the rights offering on January 10, 2025, and the execution of the debt amendment on November 13, 2025 all met the criteria for equity classification under ASC 815. Accordingly, these warrants have been classified as equity as of December 31, 2025 and December 31, 2024.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, including stock options, restricted shares (“RSUs”), based on estimated fair values at the award grant date. The fair value of stock-based awards is amortized over the vesting period of the award using a straight-line method.

Stock-based compensation expense for awards with performance conditions is recognized when it is probable that the performance condition will be achieved and is then recognized over the requisite service period. Any changes in the probability assessment are accounted for as a cumulative adjustment to the current period compensation cost.

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

Net Loss per Common Share

Net income or loss per common share is calculated as basic net income or loss per share and diluted net income per share, in the case of recognizing net income. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; (iv) if the RSUs with service and performance conditions were considered contingently issuable; (v) if outstanding warrants were exercised; and (vi) if convertible debt was converted to common stock. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents the calculation of net loss per share:

	Years Ended December 31,
	2025	2024

Basic and Diluted:	(amounts, in thousands, except share and per share data)
Numerator:
Net loss	$(8,198)	$(20,719)
Denominator:
Basic and diluted weighted average common shares outstanding	62,231,771	54,434,609

Basic and diluted earnings per common share	$(0.13)	$(0.38)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	As of December 31,
	2025	2024
Stock options outstanding	10,988,604	12,341,914
Warrants for common stock	5,780,701	4,352,130
RSUs*	3,529,301	3,450,836
Convertible securities	2,105,263	2,105,263

*  Total number of RSUs include 2,754,000 units with a Change in Control-Based performance condition.

Shipping and Handling Costs

The cost of shipping products to customers and distributors is typically borne by the customer or distributor. The Company records shipping and handling costs in cost of goods sold. Total freight costs amounted to approximately $0.5 and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Effect of Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 entitled “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU provides guidance related to additional disclosures related to income taxes. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2024. The Company implemented the updated guidance as of January 1, 2025 using a prospective method. This ASU resulted in additional disclosures in the Company’s consolidated financial statements related to income taxes in 2025. Refer to Note 7, Income Taxes, for additional information.

In December 2025, the FASB issued ASU No. 2025-10 entitled “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This ASU provides guidance related to business entities that receive a government grant. The updated guidance requires grants related to income presented separately under a general heading such as other income or as a deduction from the related expense and is effective for annual reporting periods beginning after December 15, 2028. The Company has early adopted this guidance and records grant income, net of expenses, as a reduction of research and development expenses for the years ended December 31, 2025 and 2024.

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03 entitled, “Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities (“PBEs”) to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements, including disclosing the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in each relevant expense caption. It also requires PBEs to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and to disclose the total amount of selling expenses, and in the annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 entitled, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company is currently evaluating this standard and its impact on its consolidated financial statements.

Reclassifications

Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

3. REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Product revenue:
United States	$249	$—	$249
Germany	11,751	—	11,751
All other countries	8,603	16,460	25,063

Product revenue	$20,603	$16,460	$37,063

The following table disaggregates the Company’s revenue by customer type and geographic area for the year ended December 31, 2024:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Product revenue:
United States	$115	$36	$151
Germany	13,050	—	13,050
All other countries	7,616	14,778	22,394

Product revenue	$20,781	$14,814	$35,595

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. CytoSorb is not yet approved for commercial sale in the United States. The Company’s U.S. sales relate to its VetResQ related products for emergency and critical care in animals. Direct sales outside the United States relate to sales to hospitals located in Germany, Switzerland, Austria, Belgium, Luxembourg, Poland, the Netherlands, Sweden, Denmark, Norway, India, Dubai, and the United Kingdom and others. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity.

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

Most distributor/strategic partner’s contracts have minimum annual purchase requirements in order to maintain exclusivity in their respective territories.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2025	December 31, 2024

	(amounts in thousands)
Contract receivables, which are included in accounts receivable	$7,125	$5,582
Contract liabilities, which are included in accrued expenses and other current liabilities	$182	$596

Contract receivables represent unconditional rights to consideration for goods delivered or services performed under contracts with customers, including purchase orders. These amounts, which are included in accounts receivable on the consolidated balance sheets, were approximately $7.1 million, $5.6 million, and $5.3 million at December 31, 2025, 2024, and 2023, respectively.

Contract liabilities, which are included in accrued expenses and other current liabilities on the consolidated balance sheets, represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to $0.2 million at December 31, 2025, 2024, and 2023, and deferred grant liability related to the billing on fixed price government contracts in excess of costs incurred $0, $0.4 million, and $1.4 million of deferred grant liability at December 31, 2025, 2024, and 2023 respectively.

4. BALANCE SHEET COMPONENTS

Inventories - net

The Company had the following major classes of inventory:

	December 31,
	2025	2024

	(amounts in thousands)
Raw Materials	$751	$570
Work in Process	1,014	503
Finished Goods	3,528	1,660
Inventories	$5,293	$2,733
Less reserve	(12)	—
Inventories – net	$5,281	$2,733

Property and equipment - net

The Company’s Property and equipment - net, consist of the following:

	December 31		Depreciation
	2025	2024	Period

	(amounts in thousands)
Furniture and fixtures	$1,532	$1,454	7 years
Equipment and computers	5,129	5,491	3 to 7 years
Leasehold improvements	6,308	6,283	Lesser of term of lease or estimated useful life
	12,969	13,228
Less accumulated depreciation	(5,146)	(4,226)
Property and Equipment, Net	$7,823	$9,002

Depreciation expense for the years ended December 31, 2025 and 2024, amounted to $1.2 million and $1.3 million, respectively.

Patents - net

Patents consist of the following:

	December 31,
	2025	2024

	(amounts in thousands)
Patent applications pending	$1,356	$1,585
Patents issued	3,298	3,391
Less accumulated amortization of patents issued	(1,428)	(1,255)
Patents - net	3,226	3,721

Patent amortization expense amounted to $0.3 million, and $0.2 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company wrote-off patent costs of approximately $0.6 million and $0.3 million, respectively, related to the abandonment of certain issued patents and pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business.

Patent amortization expense for the next five years and thereafter is scheduled as follows:

(amounts, in thousands)
2026	$245
2027	240
2028	227
2029	227
2030	227
Thereafter	704
Scheduled amortization of patents issued	$1,870

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024

	(amounts, in thousands)
Accrued salaries and commissions	$3,413	$3,076
Professional fees	856	773
Clinical studies	522	590
Deferred revenue	182	596
Royalties	271	275
Goods received not invoiced	150	87
Other	905	635
Accrued expenses and other current liabilities	$6,299	$6,032

5. LONG-TERM DEBT

Loan and Security Agreement

June 28, 2024 Loan:

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million (the “Avenue Capital Commitment”), to be disbursed in two tranches. The first tranche of $15 million (“Tranche 1”) consisted of $10 million, which was available to the Company on the Closing Date and $5 million constituted restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the United States Food and Drug Administration (the “FDA”) has accepted the Company’s application for review with respect to its DrugSorb-ATR De Novo 510(k) and (ii) the Company received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar for dollar basis for equity raised between $3 million and $5 million. The second tranche (“Tranche 2”) consisted of $5 million, which would have been disbursed at the Company’s request between July 1, 2025 and December 31, 2025, if the Company received FDA marketing approval of its DrugSorb-ATR application, which it did not. The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and were additionally used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50)%.

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

The loan required interest-only payments for the first 24 months, through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however, that if the Company had drawn the full amount of Tranche 2 by December 31, 2025, and achieves for the trailing six-month period ended June 30, 2025, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period would have been extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028.

On October 22, 2024 the Company announced that the FDA had accepted its application of DrugSorb-ATR, which was one of the two conditions required by the restricted cash debt covenant. Proceeds from the Rights Offering on January 10, 2025 satisfied the second condition of the debt covenant which allowed for the $5 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use.

The Lenders were also granted the right while the Commitment is outstanding to convert up to an aggregate amount of $2 million of the principal amount of the outstanding Growth Capital Loans into the Company’s common stock at a fixed conversion price of 120% of the Closing Price (as defined in the warrant) or $0.95 per share (the “Conversion Option”).

The obligations under the Loan and Security Agreement are secured by a first priority security interest in favor of the Lenders with respect to the Company’s Shares (as defined in the Loan and Security Agreement) and the Company’s Collateral (as defined in the Loan and Security Agreement), which includes the Company’s intellectual property, pursuant to that certain Intellectual Property Security Agreement, dated as of June 28, 2024, by and between the Company and the Administrative Collateral Agent.

November 13, 2025 Amended Loan and Security Agreement

On November 13, 2025, the Company and Avenue Capital Group entered into the First Amendment to Loan Documents (the “Amended Loan and Security Agreement”), amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement funded an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and extended the interest-only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company will have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group and receive a further six-month extension of the interest only period to the July 1, 2027 maturity date, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Loan. The Amended Loan and Security Agreement requires that the Company maintain revenue and certain operating cash burn targets prior to FDA approval of DrugSorb-ATR.

Upon a prepayment, the Company would incur a fee ranging from 1% to 3% of the outstanding principal, depending on the time of payment in relation to the maturity date.

The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of December 31, 2025, the Company was in compliance with these covenants.

The Company evaluated the amendment in accordance with applicable accounting guidance and determined that the amendment should be accounted for as a debt modification. As a result of the debt amendment, there were no write-offs of existing unamortized deferred financing costs. The Company recorded new deferred financing costs of approximately $0.6 million related to the fair value of warrants issued in connection with the debt amendment. The Company incurred approximately $0.1 million of third-party costs which were recorded as other expenses related to financing.

The Company’s obligations under the Amended Loan and Security Agreement are joint and several (see June 28, 2024 Loan for obligation under original loan agreement).

Under the terms of the Amended Loan and Security Agreement, the Company issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

Debt Discounts Related to Avenue Capital Group Agreements

In connection with the long-term debt transactions, the Company recorded the following discounts:

(amounts, in thousands)
Fair value of warrants issued to Avenue Capital Group - 2024	$690
Fair value of warrants issued to Avenue Capital Group - 2025	627
Final fee	900
Debt issuance cost	498
Commitment fee paid on the Closing Date (1% of the Avenue Capital Group commitment)	200
Total discounts recorded at inception against Avenue Capital Group Long Term Debt	$2,915

The Company amortizes debt discounts as interest expense using the interest method through the maturity date. The loan and security agreement included a final payment upon maturity of $0.9 million. The Company accretes the final payment as interest expense using the interest method through the maturity date.

The Company’s obligations under the Amended Loan and Security Agreement are joint and several. The obligations under the Loan and Security Agreement are secured by a first priority security interest in favor of the Lenders with respect to the Company’s Shares (as defined in the Loan and Security Agreement) and the Company’s Collateral (as defined in the Loan and Security Agreement), which includes the Company’s intellectual property, pursuant to that certain Intellectual Property Security Agreement, dated as of June 28, 2024, by and between the Company and the Administrative and Collateral Agent.

Long - term debt as of December 31, 2025, and 2024 consists of the following:

	As of December 31, 2025	As of December 31, 2024

	(amounts in thousands)
Principal amount	$17,500	15,000
Plus: final payment upon maturity	900	900
Less unamortized debt discount	(1,733)	(1,904)
Subtotal	16,667	13,996
Less current maturities	—	—
Long-term debt net of current maturities	$16,667	13,996

As of December 31, 2025, principal payments of long-term debt, including the final payment, are due as follows:

(amounts, in thousands)
2026	$—
2027	18,400
Total	$18,400

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its existing outstanding debt with Bridge Bank.

As of December 31, 2025, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

2022 Success Fee Letter

Pursuant to the 2022 Success Fee Letter, the Company will pay to Bridge Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Company’s previously outstanding term loan with the Bank (the “Term C Loan”) and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5 million if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). The Company may pay the Success Fee in cash or in shares of common stock, at the Company’s sole discretion. The right of Bank to receive the Success Fees and the obligation of the Borrower to pay the Success Fees hereunder shall terminate on the date that is the fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans. Prior to repayment of the loan on June 28, 2024, the Company had drawn the first tranche of the loan and would be subject to total success fees of less than $0.1 million if the stock price exceeds $8.00 for five consecutive trading days prior to December 27, 2027. The Company did not draw down the second or third tranche prior to repayment of the loan. The termination date of the 2022 Success Fee Letter is December 27, 2027.

6. LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of December 31, 2025, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statement of operations and cash flows related to operating leases is as follows:

	For the year ended December 31,
	2025	2024

	(amounts, in thousands)
Cash paid in connection with operating leases	$1,696	$1,684

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2025	2024

	(amounts, in thousands)
Right-of-use asset	$10,924	$11,511
Lease liability – current portion	$541	453
Lease liability – net of current portion	11,903	12,444
Total lease liability	$12,444	$12,897
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	11.4 years	11.7 years

Lease Expense

The components of lease expense were as follows:

	For the year ended December 31,
	2025	2024

	(amounts, in thousands)
Operating lease cost	$1,743	$1,701
Variable lease cost	510	499
Total lease cost	$2,253	$2,200

As of December 31, 2025, the maturities of the lease liabilities are as follows:

2026	$1,736
2027	1,777
2028	1,819
2029	1,863
2030	1,907
Thereafter	11,643
Future operating lease payments	20,745
Imputed interest	(8,301)
Total lease liability	$12,444

7. INCOME TAXES

In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025, using a prospective transition method in accordance with ASC 740-10-65-9. Accordingly, the Company has presented the enhanced income tax disclosures, including disaggregated effective tax rate reconciliation and disaggregated income taxes paid, beginning with the year ended December 31, 2025, and has not restated prior-period comparative disclosures. The adoption of ASU 2023-09 affected only the Company’s income tax disclosures and did not have a material impact on its consolidated financial position, results of operations, or cash flows.

The Company’s consolidated loss before income taxes for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024

	(amounts, in thousands)
Domestic	$(9,608)	$(11,723)
Foreign	1,009	(10,687)
Total	$(8,599)	$(22,410)

The benefit for income taxes consists of the following:

	December 31,
	2025	2024

	(amounts, in thousands)
Current:
Federal	$—	$—
State Tax, including sale of New Jersey losses & credits	401	1,691
Foreign tax provision	—	—
Total current	401	1,691

Deferred
Federal	—	—
State Tax, including sale of New Jersey losses & credits	—	—
Foreign tax provision	—	—
Total deferred	—	—

Total income tax provision (benefit)
Federal	—	—
State Tax, including sale of New Jersey losses & credits	401	1,691
Foreign tax provision	—	—
Total	$401	$1,691

Income taxes paid (net of refunds received) for the years ended December 31, 2025 and 2024, consisted of the following:

	December 31,
	2025	2024

	(amounts, in thousands)
Federal	$—
State	(1,712)	(881)
Foreign	—
Total	$(1,712)	(881)

The Company has deemed any foreign earnings will be indefinitely reinvested. Currently, foreign operations have resulted in an accumulated deficit. The Company will continue to analyze their stance if their circumstances change in the future.

As of December 31, 2025, the Company had federal net operating loss (“NOL”) carry forwards of $118.8 million, state NOL carry forwards of $11.8 million, and foreign NOL carry forwards of $68.0 million which are available to reduce future taxable income. Any unutilized NOL carry forwards will begin to expire at various dates starting in 2026 and some may be carried indefinitely. As of December 31, 2025 and 2024, the Company had Federal and state research and development tax credit carryforwards of $2.1 million and $2.2 million (net of uncertain tax benefits), respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2026.

The federal NOL carryforwards of $47.6 million, if not utilized, will expire between 2026 and 2038. The federal NOL carryforwards of $71.2 million generated since 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

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

As of December 31, 2025, the Company has accrued a receivable $0.4 million from the approved sale of the 2024 state NOL and research and development credits. The Company expects to collect this receivable in the first half of 2026.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024

	(amounts, in thousands)
Current and long term deferred tax assets:
Federal NOL	$24,947	$21,693
Foreign NOL	20,003	17,164
NJ NOL	837	459
Net operating loss carryforward	45,787	39,316
Stock Options	590	483
Federal R&D Credit	2,104	2,224
Research and development credit carryforward	2,104	2,224
Other	353	458
Charitable Contributions	6	6
Accruals and others	359	464
§174(b) research & experimental	3,138	5,486
§163(j) business interest expense	835	255
Lease Liability	3,498	3,625
Gross deferred tax assets	56,311	51,853
Less valuation allowance	(52,852)	(48,268)
	3,459	3,585
Deferred tax liability:
Fixed Assets	(388)	(349)
Right of Use Asset	(3,071)	(3,236)
Net deferred tax assets	$—	$—

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

The changes in valuation allowance for the years ended December 31, 2025 and 2024 were $4.6 million and $2.9 million, respectively.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows for the year ended December 31 2025:

	Year Ended December 31,
	$	%
Federal statutory rate	$(1,806)	21.0%
State and local income taxes, net of federal income tax effect	(318)	3.7
Foreign tax effects
Germany
Foreign rate differential	(466)	5.4
Foreign-exchange tax effects	(2,060)	24.0
Change in valuation allowance	3,117	(36.3)
Foreign deferred tax adjustments	494	(5.7)
Other foreign jurisdictions	173	(2.0)
Total foreign tax effects	1,258	(14.6)
Tax credits
Research and development tax credits	240	(2.8)
Changes in valuation allowance	1,509	(17.5)
Nontaxable or nondeductible items
Incentive stock options	151	(1.8)
Restricted stock units shortfall	136	(1.6)
Deferred true-ups	(348)	4.1
Expiring Federal NOL	362	(4.2)
Other	5	(0.1)
Total nontaxable or nondeductible items	306	(3.6)
Changes in unrecognized tax benefits
Federal R&D credit	(120)	1.4
Other
Consolidation and intercompany eliminations	(1,470)	17.1

Effective income tax rate	$(401)	4.7%

For the year ended December 31, 2025, state income taxes in New Jersey comprise the state and local income taxes, net of federal income tax effect category.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows for the year ended December 31 2024:

Year Ended December 31,
2024
Federal statutory rate	21.0%
State taxes, net of federal benefit	2.6
Foreign rate differential	3.1
Permanent items	(3.6)
Other rate change and true-up	0.3
NJ NOL and R&D credit write-off	(8.4)
True up of foreign NOLs	(4.2)
NJ Amended NOL	1.8
Uncertain tax positions	(0.6)
Change in valuation allowance	(13.1)
R&D credit	1.1
Sale of 2023 NJ R&D & NOL	7.6
Other	—
Effective income tax rate	7.6%

A reconciliation of the unrecognized tax benefit balances is as follows:

	Year Ended December 31,
	2025	2024

	(amounts, in thousands)
Balance at beginning of the year	$2,224	$2,113
Increase for tax positions of prior years	(120)	(9)
Increase for tax positions in current year	—	120
Balance at end of the year	$2,104	$2,224

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and New Jersey. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2025, no significant adjustments have been proposed relative to our tax positions.

For year ended December 31, 2025, there are no interest and penalties relating to our uncertain tax positions. The Company is accounting for an uncertain tax position of approximately $2.1 million and $2.2 million as of December 31, 2025 and 2024, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. The Company intends to defend vigorously against any future claims and litigation.

On March 5, 2024, a former employee filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, alleging retaliatory termination in breach of the New Jersey Conscientious Employee Protection Act (“CEPA”). Following further discussion, the parties agree there was a professional misunderstanding between them and have amicably resolved the litigation.

Royalty Agreement

The Company is, at times, party to various royalty and license agreements that require the payment of royalty fees. Currently the Company records royalty expense of 3% on sales of Covered Products, under the ROKK, LLC Royalty Contract. Royalty expense amounted to approximately $1.1 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. Royalty expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The decrease in royalty fees in 2025 was the result of the expiration of a 4% royalty in August of 2024, net of increases in revenue applicable to royalty agreements.

401 (k) Plan

In June 2014, the Company formed the CytoSorbents 401(k) Plan. The plan is a defined contribution plan as described in section 401(k) of the Internal Revenue Code (“IRC”) covering substantially all full-time employees. Employees are eligible to participate in the plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain IRC limitations. Effective January 1, 2021, the Company changed its matching contribution to 100% of the participants contribution up to three percent of compensation plus 50% of the participants contribution over three percent of compensation up to a maximum of five percent of compensation. Matching contributions amounted to $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

In June 2019, the Company amended and restated its Certificate of Incorporation. The amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

For the years ended December 31, 2025 and 2024, issuance of common stock offerings, net of fees incurred were as follows:

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Shares Issued	Proceeds, Net of Fees	Shares Issued	Proceeds, Net of Fees
January 10, 2025 Offering	6,249,791	$5,392	—	$—
Series A Rights Warrants	1,417,208	1,439
Open Market Sale Agreement with Jefferies LLC	—	—	383	179
	7,666,999	$6,831	383	$179

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

Open Market Sale Agreement with Jefferies LLC

On December 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $25 million through the Agent, as the Company’s sales agent. However, as a result of limitations related to the Company’s market capitalization discussed above, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to approximately $19.7 million from time to time through the Agent. If the Company’s public float increases above $75 million, the Company may sell additional amounts under the Sales Agreement. All shares of the Company’s common stock offered and sold, or to be offered and sold under the Sale Agreement will be issued and sold pursuant to the Company’s 2024 Shelf by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, in block transactions or if specified by the Company, in privately negotiated transactions.

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

January 10, 2025 Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock (collectively, the “Rights Warrants”). Up to an additional 6.25 million shares of common stock were available for issue upon exercise of the Right Warrants. Once the 6.25 million shares of common stock reserved for the Right Warrants were issued, the remaining outstanding and unexercised Right Warrants would have expired worthless. Management and the Board of Directors of the Company subscribed for approximately 450,000 of the total Units prior to any pro rata adjustment. Subscribers of basic subscription rights in the Rights Offering were allocated Units based upon their pro-rata share of 6.25 million Units. The Series A Right Warrants and the Series B Right Warrants expired on February 24, 2025 and June 10, 2025, respectively. The warrants do not have a redemption feature and are classified as equity instruments. A fair value of approximately $0.3 million and approximately $0.1 million has been allocated to the Series A Right Warrant and the Series B Right Warrant, respectively, and recorded within additional paid-in capital. The warrants were valued on the date of issuance using the Monte Carlo pricing model with the following assumptions:

	Series A Right	Series B Right
	Warrant	Warrant
Common Stock Price as of Issuance Date	$0.94	$0.94
Risk-Free Rate	4.31%	4.27%
Dividend Rate	0.00%	0.00%
Volatility	88.90%	97.19%
Minimum Exercise Price	$1.00	$2.00
Maximum Exercise Price	$2.00	$4.00
Formula for Exercise Price	90% of the 5-day volume weighted average stock price as of the exercise date rounded down to the nearest cent, not to fall outside the range of the maximum and minimum exercise prices.

Proceeds from the closing of the subscription period satisfied a debt covenant which allowed for $5.0 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use.

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

Exercise of the Right Warrants required additional investment separate from the purchase of the Units. 6.25 million shares of common stock were reserved for exercise of the Right Warrants. The Right warrants were transferrable until expiration.

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

10. STOCK-BASED COMPENSATION

Stock Option Plans

As of December 31, 2025, the Company had two Long Term Incentive Plans (the “2014 Plan” and the “2006 Plan”, collectively, the “Plans”)) to attract, retain, and provide incentives to employees, officers, directors, and consultants. The Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares, or any combination of the foregoing to eligible participants.

In June 2024, the Company amended and restated CytoSorbents Corporation 2014 Long-term Incentive Plan (the “Plan”). The amended and restated Plan increased the number of shares to be reserved and authorized for issuance under the Plan by 7,500,000 shares to 20,900,000 shares of the Company’s Common Stock.

A total of 20,900,000 and 2,400,000 shares of common stock are reserved for issuance under the 2014 Plan and the 2006 Plan, respectively. As of December 31, 2024, there were approximately 8.7 million shares of common stock remaining for issuance under the Plans. As of December 31, 2025, there were approximately 9.7 million shares of common stock remaining for issuance under the Plans.

Total stock-based compensation expense for the year ended December 31, 2025 amounted to $2.8 million, of which $1.9 million and $0.9 million were for stock options and restricted stock units, respectively. Total stock-based compensation expense for the year ended December 31, 2024 amounted to $3.8 million, of which $3.2 million and $0.6 million were for stock options and restricted stock units, respectively. These amounts are included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The following non-cash stock-based compensation expense, which relates to stock options and restricted stock units (“RSUs”), is included in each of the respective line items in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024

Stock-based compensation expense by category	(amounts, in thousands)
Cost of goods sold	$140	$239
Research and development, net of grant income	388	691
Selling, general and administrative	2,237	2,830
Total stock-based compensation expense	$2,765	$3,760

The summary of the stock option activity for the years ended December 31, 2025 and 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	per Share	Life (Years)

Outstanding, December 31, 2023	10,548,174	$4.49	7.01
Granted	3,982,846	$0.97	9.32
Forfeited	(1,391,897)	$2.24	—
Expired	(797,209)	$5.34	—
Outstanding, December 31, 2024	12,341,914	$3.55	6.81
Granted	812,800	$1.00	—
Forfeited	(1,780,685)	$1.83	—
Expired	(373,775)	$5.54	—
Exercised	(11,650)	$0.96	—
Outstanding, December 31, 2025	10,988,604	$3.58	5.98

The fair value of each stock option was estimated using the Black-Scholes pricing model which takes the following inputs into account.

	Grant Date	Weighted Average Expected Life	Expected		Risk Free
	Exercise Price	of the Stock	Volatility	Expected	Interest Rate
Year - Ended	Range	Option*	Range	Dividends	Range
December 31, 2024	$0.84 - $1.19 per share	6.1 years	75.6% to 80.1%	—%	3.60% to 4.65%
December 31, 2025	$0.70 - $1.30 per share	6.3 years	80.7% to 82.5%	—%	3.66% to 4.40%

*  The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term.

In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated at the difference between the market value as of December 31, 2025 of $0.64 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted
Range of	Outstanding at	Average	Average	Aggregate
Exercise	December 31,	Exercise	Remaining	Intrinsic
Price	2025	Price	Life (Years)	Value
$0.70 - $13.20	10,988,604	$3.58	5.98	$—

Options Exercisable
Number	Weighted
Exercisable at	Average	Aggregate
December 31,	Exercise	Intrinsic
2025	Price	Value
8,668,132	$4.13	$—

The summary of the status of the Company’s non-vested options for the year ended December 31, 2025, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2025	6,234,550	$1.09
Granted	812,800	1.00
Forfeited	(1,780,685)	1.83
Vested	(2,946,691)	1.01
Non-vested, December 31, 2025	2,319,974	$1.03

As of December 31, 2025, the Company had approximately $1.5 million of total unrecognized compensation cost related to stock options which will, on average, be amortized over 17 months.

The summary of the status of the Company’s non-vested options for the year ended December 31, 2024, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, January 1, 2024	5,205,736	$1.89
Granted	3,982,846	0.68
Forfeited	(1,391,897)	1.52
Vested	(1,562,137)	2.26
Non-vested, December 31, 2024	6,234,550	$1.09

As of December 31, 2024, the Company had approximately $3.0 million of total unrecognized compensation cost related to stock options which will, on average, be amortized over 32 months.

Change in Control-Based Awards of Restricted Stock Units:

The Board of Directors has granted restricted stock units to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These restricted stock units will only vest upon a Change in Control of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan, or upon certain life events.

The following table is a summary of the outstanding balance of these restricted stock units at the end of each of the past two calendar years:

	Total	Weighted Average Grant Date Fair Value
December 31, 2023	2,823,500	$6.31
Granted 2024	331,250	0.97
Forfeited 2024	(345,250)	5.73
December 31, 2024	2,809,500	$5.77
Granted 2025	131,500	0.98
Vested	(65,000)	7.71
Forfeited 2025	(122,000)	3.62
December 31, 2025	2,754,000	$5.60

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, or upon certain life events, the Company will only record expense only upon an actual vesting event. For the year ended December 31, 2025 the Company recorded non-cash charges totaling $0.5 million upon the death of two participants holding a total of 65,000 units.

Other Restricted Stock Units:

The following table outlines the restricted stock unit activity (not related to change in control-based awards) for the year ended December 31, 2025:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2025	641,336	$1.31
Granted	498,800	$1.01
Forfeited	(100,000)	$0.98
Vested	(264,835)	$1.81
Non-vested, December 31, 2025	775,301	$0.99

The following table outlines the restricted stock unit activity for the year ended December 31, 2024:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2024	430,505	$3.31
Granted	548,000	$0.96
Forfeited	(40,000)	$3.73
Vested	(297,169)	$3.23
Non-vested, December 31, 2024	641,336	$1.31

At December 31, 2025 and December 31, 2024, the remaining weighted average vesting period for restricted stock awards subject to vesting was 24 months and 43 months, respectively. The remaining unrecognized restricted stock unit compensation expense was $0.5 million at both December 31, 2025 and 2024.

Warrants

As of December 31, 2025, the Company had 5,780,701 warrants outstanding. Of this amount, 2,706,561 related to the Company’s December 13, 2023 Offering. These warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the Company’s Loan and Security Agreement with Avenue (See Note 5, Long-Term Debt) and these warrants have an exercise price of $0.79 and expire on June 28, 2029. The number of warrants is fixed, however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants are exercisable into the Company’s common stock. In connection with the Amended Loan and Security Agreement, the Company issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

11. SEGMENT INFORMATION

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing, testing and selling blood purification medical devices. The Company’s chief operating decision maker, or CODM, is the Company’s Chief Executive Officer. The CODM assesses performance of the segment and decides how to allocate resources based on revenue growth, gross margin, operating expenses, adjusted net loss, adjusted EBITDA (EBITDA, as defined below, adjusted for stock-based compensation, (gain) loss on foreign currency transactions, and restructuring) and cash burn (cash used in operating and investing activities) derived from the Company’s consolidated results of operations and cash flows and total assets of the segment.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in New Jersey, and Berlin Germany. Long-lived assets consist of property and equipment, net and operating lease right-of-use assets.

Factors used in determining the reportable segment include the nature of the Company’s operations, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

The Company operates under one reportable business segment for which segment disclosure is consistent with the management decision making process that determines the allocation of resources and the measuring of performance.

The components presented in the consolidated statements of operations and comprehensive loss also present the components of the Company’s single operating segment.

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

	Years ended December 31,
	2025	2024

	(amounts, in thousands)

Revenue	$37,063	$35,595
Gross profit	$26,491	$24,887
Gross margin	71%	70%
Total operating expenses	$41,240	$41,339
Loss from operations	(14,749)	(16,452)

EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net loss	$(8,198)	$(20,719)
Interest expense, net	2,612	1,399
Benefit from income taxes	(401)	(1,691)
Depreciation and amortization expense	1,496	1,570
Earnings (Loss) before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	(4,491)	(19,441)

Stock-based compensation	2,765	3,760
(Gain) loss on foreign currency transactions	(9,321)	4,225
Restructuring	510	—
Adjusted EBITDA, a non-GAAP measure	$(10,537)	$(11,456)

Adjusted net loss, a non-GAAP measure:
Net loss	$(8,198)	$(20,719)
Stock-based compensation	2,765	3,760
Gain (loss) on foreign currency transactions	(9,321)	4,225
Restructuring	510	—
Adjusted net loss, a non-GAAP measure	$(14,244)	$(12,734)
Total cash used in operating and investing activities	$(12,749)	$(15,097)
Total Assets	$44,182	$47,372

Significant expense categories regularly provided to the CODM consist of the following:

	Years ended December 31,
	2025	2024

	(amounts, in thousands)

Research and development, net of grant income:
Clinical expenses	$3,377	$4,979
Other research and development expenses	1,708	2,628
Total research and development, net of grant income	$5,085	$7,607

Selling, general and administrative
Royalty expense	1,097	1,869
Stock-based compensation	2,237	2,830
Legal, financial and consulting	4,108	3,179
Other general and administrative	28,203	25,854
Total selling, general and administrative	$35,645	$33,732

Capital expenditures of the segment totaled $0.4 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

12. RESTRUCTURING

Restructuring Plan

During the fourth quarter of 2025, the Company initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, and reduced and realigned operating and production expenses. The Company recorded a charge of $0.5 million that includes severance and other cash and non-cash charges related to restructuring.

Restructuring Charges

The following table presents the components of restructuring charges.

	Years ended December 31,
	2025	2024

	(amounts, in thousands)
Restructuring
Workforce reduction	$408	$—
Other restructuring costs	102	—
Total restructuring	$510	$—

The table below sets forth the estimated amount of unpaid restructuring charges as of December 31, 2025 and 2024 included in accrued expenses that are expected to be paid in less than one year. Total additions to unpaid restructuring charges are limited to workforce reductions as the other components of restructuring costs do not require cash payments.

	Year Ended December 31,
	2025	2024

	(amounts, in thousands)
Restructuring charges, beginning of the year	$—	$—
Additions	408	—
Payments	(111)	—
Restructuring charges unpaid and outstanding, end of year	$297	$—

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.