Form 10-K/A
period 2025-12-31
Cytosorbents Corp
filed 2026-04-15
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

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

Documents incorporated by reference:

None.

EXPLANATORY NOTE

CytoSorbents Corporation (the “Company”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2025. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required by Part III of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meanings ascribed to them in the Original Form 10-K.

CYTOSORBENTS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART III

Item 10.        Directors, Executive Officers and Control Persons.

Independence of Directors

Our Board has determined that each of Messrs. Bator and Sobel and Ms. Kim and Dr. Jones are independent as that term is defined under the applicable independence listing standards of the Nasdaq Stock Market (“Nasdaq”).

Meetings

Our Board held nine meetings during the year ended December 31, 2025. During such year, no incumbent director attended fewer than 75% of the aggregate of all meetings of the Board held during the period in which he or she served as a director and the total number of meetings held by the committee on which he or she served during the period. It is the policy of our Board that each director attends our annual meetings of stockholders. All incumbent directors who were directors at the time virtually attended the Company’s 2025 annual meeting of stockholders.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis.

The Board believes that its current leadership structure with Dr. Chan serving as the Chief Executive Officer and Mr. Bator serving as our independent non-executive Chairman, is appropriate for the Company at this time as it promotes balance between the Board’s independent authority to oversee our business and the Chief Executive Officer and his management team who manage the business on a day-to-day basis. Both Dr. Chan and our independent, non-executive Chairman are actively engaged on significant matters affecting us, including in consultation with the full Board, such as succession planning, risk management, operating initiatives, and long-term strategy. The Chief Executive Officer has overall responsibility for all aspects of our operation, while our independent, non-executive Chairman has a greater focus on governance of the Company, including oversight of the Board. We believe this balance of shared leadership between the two positions is a strength for the Company. Our independent, non-executive Chairman calls and chairs regular and special meetings of the Board and all executive sessions of the independent directors, chairs and presides at annual or special meetings of stockholders, provides meaningful input into the agenda of Board meetings, authorizes the retention of outside advisors, consultants and legal counsel who report directly to the Board, consults frequently with committee chairs and has the right to and often does attend Board committee meetings.

The Board, acting primarily through the Audit Committee, is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s board leadership structure supports this approach. Through our Chief Executive Officer, and other members of management, the Board receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

The Compensation Committee also reviews the Company’s compensation practices to confirm that our practices are consistent with the goal of retaining and hiring qualified leadership and to ensure that such practices and policies do not encourage unnecessary and excessive risk taking by the Company’s executive officers and employees. This review includes the periodic engagement of third-party expert compensation consultants to compare the compensation practices of the Company with peer companies in the life sciences sector as well as insuring that the compensation packages of key executives are tied to the long-term success of the Company and therefore correlated to increases in stockholder value.

Board of Directors

Michael G. Bator, MBA has served as a director of CytoSorbents since July 2015, and as Chairman of the Board since June 2023. Mr. Bator is a founder and partner of Quartz Advisory Group, LLC, a capital markets investment bank since November 2018. From April 2015 to December 2016, Mr. Bator was the Chief Financial Officer of Trek Therapeutics, a development stage pharmaceutical company. Mr. Bator has served as an advisor to IBF Venture Capital Fund, LLC since June 2015. From January 2001 until February 2015, Mr. Bator held several positions with Jennison Associates, a United States mutual and pension fund management company, where he was most recently Managing Director, Healthcare Research. Prior to that time, he worked in management consulting with Cambridge Pharma Consultancy, Lexington Strategy, and The Boston Consulting Group. Mr. Bator received his MBA in Finance from Wharton Business School at the University of Pennsylvania, and his BA from Princeton University.

Mr. Bator is qualified to serve on our Board based on his extensive experience serving in various executive level roles in the pharmaceuticals industry.

Edward R. Jones, MD, MBA has served as a director of the Company since April 2007. Dr. Jones retired from the clinic practice of nephrology in January 2020. Dr. Jones has been an attending physician at Albert Einstein Medical Center and Chestnut Hill Hospital as well as Clinical Professor of Medicine at Temple University Hospital since 1985. Dr. Jones has published or contributed to the publishing of 30 chapters, articles, and abstracts on the subject of treating kidney-related illnesses. He has been a member of the Renal Physicians Association, the Philadelphia County Medical Society for 17 years, and is a former board member of the National Kidney Foundation of the Delaware Valley. From March 2009 to March 2011, Dr. Jones served as President of, and Counselor at, the Renal Physicians Association. Dr. Jones is the former Chairman of Kidney Care Partners, and he served as former President of Delaware Valley Nephrology and Hypertension Associates. He retired from that practice on June 30, 2018. Dr. Jones graduated from the Medical University of South Carolina and completed his Internal Medicine residency at Temple University Hospital (TUH). He later served as Chief Medical Resident at Temple University Hospital. He was a fellow in the Renal and Electrolyte Section of the University of Pennsylvania after which he joined the faculty of Temple where he ran the renal physiology laboratory while teaching and providing patient care. Dr. Jones received his MBA in healthcare management from St. Joseph’s University in Philadelphia.

Dr. Jones is qualified to serve on our Board based on his medical credentials and various contributions to the medical field, as well as his experience in the medical device and pharmaceutical industries.

Alan D. Sobel, CPA has served as a director of CytoSorbents since November 2014. Mr. Sobel is a Principal in the New Jersey Offices of CLA (CliftonLarsonAllen, LLP), serving in various positions since February 2023. Previously, since 1996, Mr. Sobel has served as the Managing Member of Sobel & Co., LLC, a full-service accounting, auditing, taxation, and business consulting firm. He has provided corporate advisory and consulting services, including mergers and acquisitions, for clients in the real estate, manufacturing, pharmaceutical, and distribution businesses, among others. Mr. Sobel is a Certified Public Accountant and has served in various leadership roles including President of the New Jersey Society of Certified Public Accountants and Chairman of the Audit Committee of the New Jersey Society of Certified Public Accountants. Mr. Sobel received his BS in accounting from Bentley College and his MS in taxation from Fairleigh Dickenson University.

Mr. Sobel is qualified to serve on our Board based on his extensive financial and accounting experience as well as his experience consulting and advising in the medical device and pharmaceutical industry.

Jiny Kim, MBA has served as a director of CytoSorbents since April 2022. Ms. Kim has served as Senior Vice President at Solta Medical at Bausch Health since September 2023. Previously, Ms. Kim served as the Vice President at Zimmer Biomet, where she served as the general manager of the Smart Implants portfolio and was responsible for leading the end-to-end program and product management for Zimmer Biomet’s Smart Implants technology in the orthopedic field from June 2021 to August 2023. Prior to this, Ms. Kim served as Vice President, Global Strategic Marketing and Chief of Staff for the General Manager, Neuromodulation and Depression at LivaNova from February 2020 to May 2021. Prior to this, Ms. Kim served in increasing roles of responsibility at Ethicon, Johnson & Johnson Medical Devices in U.S. Sales and Marketing, Business Development (Licensing and Acquisition), and Strategic Global Marketing from 2011 to 2020. Ms. Kim received her MBA at the MIT Sloan School of Management, and she received a dual degree from the University of Pennsylvania with a B.S. in Economics from The Wharton School and a B.A. in Political Science from The College of Arts and Sciences.

Ms. Kim is qualified to serve on our Board based on her extensive experience serving in executive level roles in the medical device industry.

Executive Officers of the Company

Phillip P. Chan, MD, PhD. has served as a director of CytoSorbents since July 2008, and has served as our Chief Executive Officer since January 2009. Dr. Chan served as our President from January 2009 to April 2020. Prior to joining CytoSorbents, Dr. Chan led healthcare and life science investments for the NJTC Venture Fund from 2003 to 2008, most recently as a Partner. Dr. Chan was a co-founder and Vice Chairman of the Board of Directors of Medality Medical, Inc., fka Andrew Technologies, a medical device company that received U.S. Food and Drug Administration (FDA) 510(k) clearance of its HydraSolve® lipoplasty system and completed a human clinical study using the system to remove visceral mesenteric fat as a potential surgical treatment of Type 2 diabetes. He is an Internal Medicine physician with a strong background in clinical medicine and research. Dr. Chan received his MD and PhD from the Yale University School of Medicine, completed his Internal Medicine residency at the Beth Israel Deaconess Medical Center at Harvard Medical School and received his Board certification. He also holds a BS in cell and molecular biology from Cornell University.

Dr. Chan is qualified to serve on our Board based on his extensive experience as an executive in the medical device industry and his position as our Chief Executive Officer and former President of the Company. As a member of the executive team, Dr. Chan serves a vital function in the link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspective on the business.

Vincent J. Capponi, MS. Mr. Capponi joined the Company as Vice President of Operations in 2002, became our Chief Operating Officer in July 2005 and became President and Chief Operating Officer in April 2020 as well as Co-Managing Director CytoSorbents MEA FZCO and Director and CytoSorbents India Private Limited. He has more than 20 years of management experience in medical device, pharmaceutical and imaging equipment at companies including Upjohn, Sims Deltec and Sabratek. Prior to joining CytoSorbents in 2002, Mr. Capponi held several senior management positions at Sabratek and its diagnostics division GDS and was interim president of GDS diagnostics in 2001. From 1998 to 2000, Mr. Capponi was Senior Vice President and Chief Operating Officer for Sabratek and Vice President Operations from 1996 to 1998. He received his MS in Chemistry and his BS in Chemistry and Microbiology from Bowling Green State University.

Peter J. Mariani, CPA (inactive). Mr. Mariani has served as our Chief Financial Officer since August 2024. Prior to joining CytoSorbents, Mr. Mariani served as Executive Vice President and Chief Financial Officer of Axogen, Inc (NASDAQ: AXGN), a medical technology company focused on peripheral nerve repair and regeneration from March 2021 to December 2023, and previously as its Chief Financial Officer from March 2016 to March 2021. At Axogen, Mr. Mariani was responsible for all finance and accounting functions, investor relations, information technology and security, and Global Quality. Prior to this, Mr. Mariani was the Chief Financial Officer of Lensar, Inc., from July 2014 to January 2016, which at the time was privately-held and a global leader in next generation femtosecond laser technology for refractive cataract surgery. Prior to this, he served as Chief Financial Officer at Hansen Medical, Inc., from June 2011 to June 2014, a publicly-traded company that designed and manufactured robotic solutions for intravascular procedures. Earlier in his career Mr. Mariani served in senior financial roles of increasing importance from November 1994 to December 2006 including Vice President and Corporate controller for Guidant Corporation, a $3.8 billion, publicly traded leader in the development and sale of medical devices for the treatment of cardiovascular disease. His experience at Guidant included Vice President of Finance and Administration, Guidant Japan from June 1998 to June 2002. He started his career at Ernst and Young, LLP, where he served a diverse client base as a Certified Public Accountant. Mr. Mariani earned a Bachelor of Science in accounting from Indiana University.

Efthymios N. Deliargyris, MD. Dr. Deliargyris joined the Company as Chief Medical Officer on May 1, 2020. Dr. Deliargyris is a triple board-certified physician (internal medicine, cardiology and interventional cardiology) with a distinguished career in clinical medicine and academia and significant biotech experience in global leadership roles. Prior to joining CytoSorbents, Dr. Deliargyris served as the Chief Medical Officer of PLx Pharma Inc. (NASDAQ: PLXP) from August 2018 to April 2020. Prior to this, Dr. Deliargyris was the founder and managing director of the Science and Strategy Consulting Group providing expert advice and solutions on scientific, regulatory, strategic and commercialization challenges to companies engaging in the cardiovascular arena. From 2012 until 2017, Dr. Deliargyris served as Global Medical Lead of the Cardiovascular franchise at The Medicines Company where he led global medical strategy, global medical affairs and late stage R&D. Prior to this, Dr. Deliargyris served as Chief, Cardiology and Interventional Cardiology at Athens Medical Center in Athens, Greece from 2004 until 2010 and as Assistant Professor of Cardiology and Director of the Intravascular Laboratory (IVUS) at Wake Forest University in Winston-Salem, NC from 2001 to 2004. Dr. Deliargyris received his Doctor of Medicine degree from the Kapodistrian University of Athens School of Medicine and completed his residency training in internal medicine at Tufts University School of Medicine and his fellowships in cardiology and interventional cardiology at the University of North Carolina at Chapel Hill.

Committees of the Board

Our Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. These committees, their principal functions and their respective memberships are described below.

Audit Committee

The current members of the Audit Committee are Mr. Sobel, who serves as Chairman, Mr. Bator and Dr. Jones, each of whom served on such committee during the fiscal year ended December 31, 2025. Each of the members of the Audit Committee is independent as defined by the applicable Nasdaq listing standards and SEC rules applicable to audit committee members. The Board has determined that Mr. Sobel qualifies as an “audit committee financial expert,” as such term is defined by Item 407(d)(5) of Regulation S-K as promulgated by the SEC.

The Audit Committee oversees our financial reporting process and system of internal control over financial reporting, and selects and oversees the performance of, and approves in advance the services provided by, our independent auditors. The Audit Committee provides an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee meets regularly with our independent auditors without management present, and from time to time with management in separate private sessions, to discuss any matters that the Committee or these individuals believe should be discussed privately with the Audit Committee, including any significant issues or disagreements that may arise concerning our accounting practices or financial statements. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

In 2025, the Audit Committee held seven meetings, at which all members attended. A copy of the Audit Committee’s charter is posted on our website at www.cytosorbents.com. Our website is not a part of this Annual Report on Form 10-K (“Form 10-K”), and all references to our website address in this Form 10-K are intended to be inactive textual references only.

Review and Approval of Related Person Transactions

Our Board has adopted written policies and procedures for the review, approval or ratification of transactions involving CytoSorbents and any executive officer, director, 5% stockholder and certain of their immediate family members (each of whom we refer to as a “related person”). The policies and procedures cover any transaction involving $120,000 or more with a related person (a “related person transaction”) in which the related person has a material interest, and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

Any proposed related person transaction must be reported to the Chairman of our Audit Committee. The policy calls for the transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee.

A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee or Chairman after full disclosure of the related person’s interest in the transaction. The transaction may be approved or ratified only if the Audit Committee determines that the transaction is not inconsistent with the Company’s best interests. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

●	The related person’s interest in the transaction;
●	The approximate dollar value of the transaction;
●	Whether the transaction was undertaken in the ordinary course of business;
●	Whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and
●	The purpose and potential benefit to us of the transaction.

The policy provides that related party transactions involving the compensation of our executive officers will be reviewed and approved by the Compensation Committee or our Board, in accordance with the Compensation Committee’s charter. There were no such related party transactions in 2025.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Mr. Sobel, who serves as Chairman, Dr. Jones, and Ms. Kim, each of whom served on such committee during the fiscal year ended December 31, 2025. Each of the members of the Nominating and Corporate Governance Committee is independent as defined by the applicable Nasdaq listing standards.

The Nominating and Corporate Governance Committee assists the Board in fulfilling its responsibilities regarding the oversight of the composition of the Board and other corporate governance matters. Among its other duties, the Nominating and Corporate Governance Committee evaluates nominees and reviews the qualifications of individuals eligible to stand for election and reelection as directors and makes recommendations to the Board on this matter; oversees compliance with our Code of Business Conduct and Ethics; reviews and approves related party transactions; recommends and advises the Board on certain other corporate governance matters; and oversees the Board’s performance evaluation process.

During 2025, the Nominating and Corporate Governance Committee held one meeting, at which all members attended. A copy of the Nominating and Corporate Governance Committee’s charter is posted on our website at www.cytosorbents.com.

Evaluation and Indemnification of Director Nominees

The Nominating and Corporate Governance Committee considers a number of factors in identifying and evaluating director nominees. While all nominees should have the highest personal integrity, meet any required regulatory qualifications and have a record of exceptional ability and judgment, the Board relies on the judgment of members of the Nominating and Corporate Governance Committee, with input from our Chief Executive Officer, to assess the qualifications of potential Board nominees with a view to the contributions that they would make to the Board and to CytoSorbents. Because our Board believes that its members should ideally reflect a mix of experience and other qualifications, there is no rigid formula. The Nominating and Corporate Governance Committee charter includes a policy whereby diversity, including diversity of gender, origin and background, is a key consideration when identifying candidates for membership on the Board. In evaluating potential candidates, the Nominating and Corporate Governance Committee will consider, among other items, the degree to which a potential candidate fulfills a current Board need, such as the need for an audit committee financial expert, as well as the candidate’s ability and commitment to understand CytoSorbents and its industry and the candidate’s ability to devote the time necessary to fulfill the role of director (including, without limitation, regularly attending and participating in meetings of the Board and its Committees). In considering potential candidates, the Nominating and Corporate Governance Committee will consider the overall competency of the Board in the following areas:

●	Industry knowledge;
●	Accounting and finance;
●	Business judgment;
●	Management;
●	Leadership;
●	Business strategy;
●	Diversity of gender, origin, and background;
●	Crisis management; and corporate governance.

In addition, the Nominating and Corporate Governance Committee may consider other factors, as appropriate in a particular case, including, without limitation, the candidate’s:

●	Sound business and personal judgment;
●	Senior management experience and demonstrated leadership ability;
●	Accountability and integrity;
●	Financial literacy;
●	Industry or business knowledge, including science, technology, and marketing acumen;

●	The extent, nature and quality of relationship and standing in the research and local communities;
●	In connection with nominees to be designated as “independent” directors, “independence” under regulatory definitions, as well as in the judgment of the Nominating and Corporate Governance Committee;
●	Independence of thought and ideas; and
●	Other board appointments and service.

The Nominating and Corporate Governance Committee considers recommendations for nominations from a variety of sources, including members of the Board, business contacts, community leaders and members of management. As described below, the Nominating and Corporate Governance Committee will also consider stockholder recommendations for Board nominees. The Nominating and Corporate Governance Committee’s process for identifying and evaluating candidates is the same with respect to candidates recommended by members of the Board, management, stockholders or others.

Stockholder Director Nominee Recommendations

The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or by the Nominating and Corporate Governance Committee. Stockholders who wish their proposed nominee to be considered by the Nominating and Corporate Governance Committee for nomination at our next annual stockholders’ meeting should follow the procedures set forth in our Bylaws.

Compensation Committee

The current members of the Compensation Committee are Mr. Bator, who serves as Chairman, and Ms. Kim, each of whom served on such committee during the fiscal year ended December 31, 2025. Each of the current members of the Compensation Committee is independent as defined by the applicable Nasdaq listing standards.

Decisions regarding the compensation of our executive officers are made by the Compensation Committee. The Compensation Committee’s principal responsibilities include reviewing the Company’s overall compensation philosophy and the adequacy and market competitiveness of our compensation plans and programs, evaluating the Company’s compensation policies and practices to determine whether such policies and practices encourage unnecessary and excessive risk taking by the Company’s executive officers and employees, evaluating the performance of and reviewing and approving compensation for our executive officers, evaluating and recommending director compensation, and reviewing and discussing with management the compensation disclosures included in this Form 10-K. The Compensation Committee also administers our equity-based and other incentive plans, including assuming responsibility for granting, or delegating as appropriate the authority for granting, and making decisions with respect to, awards under our equity compensation and other incentive plans. On an annual basis the Compensation Committee approves a pool of options to be awarded to non-executive employees and delegates the authority for granting these awards to the Chief Executive Officer. The Compensation Committee held one meeting during 2025 at which all members attended. A copy of the Compensation Committee’s charter is posted on our website at www.cytosorbents.com.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Mr. Michael Bator, who serves as Chairman, and Ms. Jiny Kim, each of whom served as members of the Compensation Committee during 2025. None of these individuals is or has been an executive of the Company, or had any relationship requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of our executive officers served as a director or a member of a compensation committee, or other committee serving an equivalent function, of any other entity, the executive officers of which served as a director of the Company or a member of the Compensation Committee during 2025.

Stockholder Communications to the Board of Directors

Stockholders may send communications to our Board in writing, addressed to the full Board or a specific committee of the Board, to Effie Perdikis, Executive Assistant, c/o, CytoSorbents Corporation, 305 College Road East, Princeton, New Jersey 08540, telephone (732) 398-5396. Such correspondence will be logged and forwarded to the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and other members of our finance and administration department) and our directors. Our Code of Business Conduct and Ethics is posted on our website at www.cytosorbents.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information presented on our website is not part of this Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Hedging and Pledging

Pursuant to our Insider Trading Policy, all of our executive officers and members of the Board are prohibited from entering into hedging or pledging transactions in respect of our Common Stock or other securities issued by the Company.

Compensation Recovery Policy

We have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our named executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement.

Insider Trading Policy

The Company’s Insider Trading Policy applies to all employees, directors, and officers of the Company and its subsidiaries. Under the Insider Trading Policy, transactions in puts, calls, or other derivative securities involving the Company’s equity securities, as well as hedging transactions involving the Company’s equity securities, such as collars and forward sale contracts, are prohibited. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.

Policies and Practices Related to the Grant of Certain Equity Awards Close In Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options, stock appreciation rights, or similar option-like instruments to employees, including our named executive officers. Historically, we have granted such equity in connection with annual compensation and performance reviews, as well as for new hires, promotions, or other non-routine grants where the timing of such grants is tied to the event giving rise to the award. The Company does not have any formal policy that requires us to grant, or avoid granting, stock options at particular times and no specific practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. However, the Company’s practice is to consider such information, with participation of the Board and Compensation Committee, to ensure grants are unlikely to occur close to the release of material nonpublic information. In all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2025, certain information with respect to the compensation of all non-employee directors of the Company.

	Fees Earned or	Stock	Option
	Paid in	Awards (1)	Awards (1)		Total
Name	Cash ($)	($)	($)		($)
Michael G. Bator, MBA	116,855	—	30,673	(2)	147,528
Edward R. Jones, MD, MBA	65,042	—	15,337	(3)	80,379
Alan D. Sobel, CPA	91,500	—	15,337	(4)	106,837
Jiny Kim, MBA	65,042	—	15,337	(5)	80,379
(1)

The value of option awards granted to directors is based upon the grant date fair value of awards calculated in accordance with ASC Topic 718. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables, even though recipients may never realize any value from their awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their statements of operations over the period that the recipient of the award is required to render service in exchange for the award.

(2)

In connection with his service as a director in 2025, we issued Mr. Bator options to purchase 44,000 shares of our Common Stock at an exercise price of $1.00 per share, which were granted on August 8, 2025, and expire on August 8, 2035. These options shall vest in four equal quarterly installments over a period of one year following the date of grant.

(3)

In connection with his service as a director in 2025, we issued Dr. Jones options to purchase 22,000 shares of our Common Stock at an exercise price of $1.00 per share, which were granted on August 8, 2025, and expire on August 8, 2035. These options shall vest in four equal quarterly installments over a period of one year following the date of grant.

(4)

In connection with his service as a director in 2025, we issued Mr. Sobel options to purchase 22,000 shares of our Common Stock at an exercise price of $1.00 per share, which were granted on August 8, 2025, and expire on August 8, 2035. These options shall vest in four equal quarterly installments over a period of one year following the date of grant.

(5)

In connection with her service as a director in 2025, we issued Ms. Kim options to purchase 22,000 shares of our Common Stock at an exercise price of $1.00 per share, which were granted on August 8, 2025, and expire on August 8, 2035. These options shall vest in four equal quarterly installments over a period of one year following the date of grant.

Pursuant to the fee schedule, the Chairman of the Board is entitled to an annual retainer of $77,168 and each non-employee Board member is entitled to an annual retainer of $38,584. The Chairs of each committee are entitled to an additional annual fee of $26,458 and non-chair committee members are entitled to an additional annual fee of $13,299 for each committee upon which they serve. In addition, each of our directors is eligible to receive reimbursement for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board and Board committees and an annual equity grant.

In 2025, the Compensation Committee elected to defer undertaking an analysis of Board and executive management compensation.

EXECUTIVE OFFICERS

Below is information about our current executive officers Phillip P. Chan, Vincent J. Capponi, Efthymios N. Deliargyris, and Peter J. Mariani. Our Board appoints our executive officers annually, and executive officers serve until they resign or the Board terminates their contract or position. There are no family relationships among any of our directors, and executive officers.

Name	Age	Position
Phillip P. Chan, MD, PhD	55	Chief Executive Officer
Vincent J. Capponi, MS	68	President and Chief Operating Officer
Peter J. Mariani	62	Chief Financial Officer
Efthymios N. Deliargyris, MD	57	Chief Medical Officer

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder require our officers and directors and persons owning more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all these filings. We believe, based solely upon a review of reports and amendments thereto filed on EDGAR during and with respect to our fiscal year ended December 31, 2025, that all of our directors and executive officers complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2025, except for a late Form 4 filed on behalf of Mr. Michael G. Bator on March 4, 2025, with respect to one transaction that was not reported on a timely basis.

Item 11.        Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2025 and 2024, compensation awarded to or paid to, or earned by, our named executive officers.

				Stock		Option
		Salary	Bonus(11)	Awards(1)		Awards(2)		All Other		Total
Name and Principal Position	Year	($)	($)	($)		($)		Compensation		($)
Phillip P. Chan, MD, PhD	2025	502,165	87,804	105,600	(3)	100,862	(4)	12,000	(5)	808,431
Chief Executive Officer	2024	359,352	266,775	91,680	(6)	169,888	(7)	12,000	(5)	899,695

Peter J. Mariani	2025	442,000	79,821	71,500	(3)	66,551	(4)	—		659,872
Chief Financial Officer	2024	152,019	66,340	169,138	(8)	197,268	(9)	—		584,765

Vincent J. Capponi, MS	2025	460,040	83,079	89,100	(3)	82,153	(4)	—		714,372
President and Chief Operating Officer	2024	377,523	169,335	77,355	(6)	227,824	(7)	—		852,037

Efthymios N. Deliargyris, MD	2025	432,586	78,121	70,000	(3)	70,248	(4)	12,500	(10)	663,455
Chief Medical Officer	2024	363,336	162,985	58,255	(6)	216,366	(7)	12,500	(10)	813,442
(1)	Prior to 2019, Dr. Chan and Mr. Capponi received grants of restricted stock units which will vest upon a “Change in Control” of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan. The value of these grants has been calculated in accordance with ASC Topic 718. Because a “Change of Control” is not contemplated or probable at this time, there is no amount associated with these awards.
(2)	The value of option awards granted to our named executive officers is based upon the grant date fair value of awards calculated in accordance with ASC Topic 718. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables, even though recipients may never realize any value from their awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their statements of operations over the period that the recipient of the award is required to render service in exchange for the award.

(3)	On August 8, 2025, Dr. Chan, Mr. Mariani, Mr. Capponi, and Dr. Deliargyris received restricted stock units which vest in equal parts on the first and second anniversaries of the date of grant. The amount shown represents the fair market value of the vested and unvested restricted stock units awarded on August 8, 2025.
(4)	On August 8, 2025, Dr. Chan, Mr. Mariani, Mr. Capponi, and Dr. Deliargyris received stock options granting them the right to purchase shares of common stock at a purchase price of $1.00 per share. These options vest one-half on the first anniversary of the date of grant, one-fourth on the second year anniversary of the date of grant, and one-fourth on the third year anniversary of the date of grant.
(5)	In addition to his base salary, Dr. Chan is entitled to a $12,000 annual car allowance.
(6)	On April 2, 2024, Dr. Chan, Mr. Mariani, Mr. Capponi, and Dr. Deliargyris received restricted stock units which vest in equal parts on the first and second anniversaries of the date of grant. The amount shown represents the fair market value of the vested and unvested restricted stock units awarded on August 2, 2024.
(7)	On March 29, 2024, Dr. Chan, the reporting person received nonqualified stock options at an exercise price of $0.95 which vested January 31, 2025, related to their participation in the 2024 voluntary salary reduction program. On April 2, 2024, the reporting person received incentive stock options at an exercise price of $0.9550 which vest as to one-half of the award on the first year anniversary of the date of grant, one-fourth of the award on the second year anniversary of the date of grant, and one-fourth of the award on the third year anniversary of the date of grant, subject to the reporting person’s continued service as of the applicable vesting date. On October 4, 2024, Mr. Capponi and Dr. Deliargyris each received stock options at an exercise price of $1.19, which will vest only if the Company obtains U.S. Food and Drug Administration clearance, Health Canada clearance, or approval of DrugSorb-ATR before June 30, 2026.
(8)	Upon the appointment of Chief Financial Officer, Mr. Mariani received 65,000 restricted stock units, which vest as to one-half of the award on each of the first and second anniversaries of the date of grant. Additionally, Mr. Mariani also received 110,000 restricted stock units which vest upon the earlier of (i) a “Change In Control” of CytoSorbents Corporation (the “Company”), as defined in Mr. Mariani’s employment agreement (the “Mariani Employment Agreement”), or (ii) the fourth anniversary from the date of grant, subject to the reporting person’s continued service as of the applicable vesting date.
(9)	Upon the appointment of Chief Financial Officer, Mr. Mariani received 80,000 stock options which vest in accordance with the following schedule: (i) 41,000 upon the six-month anniversary of the date of grant, and (ii) 13,000 on the one-year, two-year and three-year anniversaries of the date of grant. Additionally, Mr. Mariani also received 215,000 stock options which vest only upon the achievement of certain milestones pursuant to the terms of the Mariani Employment Agreement.
(10)	In addition to his base salary, Dr. Deliargyris receives a $12,500 annual car allowance.
(11)	The bonuses for 2024 and 2025 have been earned and accrued. The Company has deferred payment of the bonuses until a future determination, by the Compensation Committee, of sufficient liquidity, and that such payment may occur either in a lump sum or over a period of time, not to exceed twelve months.

Employment Agreements

Dr. Phillip P. Chan

On July 30, 2019, we entered into an amended and restated executive employment agreement with Dr. Chan relating to his employment as our Chief Executive Officer. Pursuant to his employment agreement, Dr. Chan receives reimbursement for certain travel expenses in the amount of $12,000 per year. Dr. Chan’s employment agreement also provides for terms of benefits afforded to Dr. Chan, including the ability to participate in various group insurance plans, reimbursement for reasonable business expenses, liability insurance, vacation time and bonuses. Dr. Chan’s amended and restated employment agreement had an initial term of three years and became effective as of January 1, 2019. Accordingly, Dr. Chan’s employment agreement expired on December 31, 2021 and automatically renewed for one year to December 31, 2022. Thereafter, Dr. Chan’s employment shall automatically renew for additional terms of one year, unless the Company or Dr. Chan provides written notice of non-renewal to the other party at least sixty (60) days prior to commencement of a Renewal Term.

In addition, Dr. Chan’s employment agreement provides for benefits if his employment is terminated under certain circumstances.

Vincent J. Capponi, MS

On July 30, 2019, we entered into an amended and restated executive employment agreement with Mr. Capponi relating to his employment as our Chief Operating Officer. Mr. Capponi’s employment agreement provides for terms of benefits afforded to Mr. Capponi, including the ability to participate in various group insurance plans, reimbursement for reasonable business expenses, liability insurance, vacation time and bonuses. Mr. Capponi’s amended and restated employment agreement had an initial term of three years and became effective as of January 1, 2019. Accordingly, Mr. Capponi’s employment agreement expired on December 31, 2021, and automatically renewed for one year to December 31, 2022. Thereafter, Mr. Capponi’s employment shall automatically renew for additional terms of one year, unless the Company or Mr. Capponi provides written notice of non-renewal to the other party at least sixty (60) days prior to commencement of a Renewal Term.

In addition, Mr. Capponi’s employment agreement provides for benefits if his employment is terminated under certain circumstances.

Peter J. Mariani, CPA (inactive)

On August 14, 2024, Mr. Mariani and the Company entered into an employment agreement (the “Mariani Employment Agreement”) with an initial term commencing on August 14, 2024, and expiring on December 31, 2025. The Mariani Employment Agreement will automatically renew for additional terms of one year unless the Company or Mr. Mariani provide sixty days’ written notice of non-renewal.

The Mariani Employment Agreement also provides for other customary benefits which include participation in employee benefit plans, paid time off and reimbursement of certain business-related expenses, including entertainment and travel expenses. In addition, the Mariani Employment Agreement provides for certain termination benefits in the event of termination without “Cause,” voluntary termination of employment for “Good Reason,” or in the event of a “Change of Control” of the Company, each as defined in the Mariani Employment Agreement.

Efthymios, N. Deliargyris, MD

On April 12, 2020, we entered into an executive employment agreement with Dr. Deliargyris relating to his employment as our Chief Medical Officer. Under the terms of his employment agreement, Dr. Deliargyris receives reimbursement for certain travel expenses in the amount of $12,500 per year. Dr. Deliargyris’ employment agreement also provides for terms of benefits afforded to Dr. Deliargyris, including the ability to participate in various group insurance plans, reimbursement for reasonable business expenses, liability insurance, vacation time and bonuses. Dr. Deliargyris’ employment agreement term became effective on May 18, 2020 and had an initial term which expired on December 31, 2021 and automatically renewed for one year to December 31, 2022. Thereafter, Dr. Deliargyris’ employment shall automatically renew for additional terms of one year, unless the Company or Dr. Deliargyris provides written notice of non-renewal to the other party at least sixty (60) days prior to commencement of a Renewal Term.

In addition, Dr. Deliargyris’ employment agreement provides for benefits if his employment is terminated under certain circumstances.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers that have not been exercised and remained outstanding as of December 31, 2025.

	Option Awards				Stock Awards
		Equity			Equity	Equity
		incentive plan			incentive plan	incentive plan
		awards:			awards:	awards: market
		number of			number of	or payout value
	Number of	securities			unearned	of unearned
	Securities	underlying			shares, units	shares, units or
	Underlying	unexercised	Option		or other rights	other rights
	Unexercised	unearned	Exercise	Option	that have not	that have not
	Options (#)	options	Price	Expiration	vested	vested
Name	Exercisable	(#)	($)	Date	(#)(1)	($)(2)
Phillip P. Chan, MD, PhD	77,600		4.690	6/7/2026
	95,200		5.600	2/24/2027
	70,650		7.900	3/15/2028
	80,000		7.330	7/22/2029
	80,000		6.030	2/28/2030
	96,000		8.990	4/12/2031
	106,000	—	1.950	8/10/2032
	84,000	28,000	3.530	7/7/2033
	48,000	—	3.530	7/7/2033
	129,998	—	0.950	3/29/2034
	62,000	62,000	0.955	4/2/2034
		136,400	1.000	8/8/2035
					369,600	$236,205
Vincent J. Capponi, MS	73,200		4.690	6/7/2026
	89,250		5.600	2/24/2027
	66,210		7.900	3/15/2028
	68,000		7.330	7/22/2029
	68,000		6.030	2/28/2030
	78,200		8.990	4/12/2031
	86,000	—	1.950	8/10/2032
	42,000	—	3.530	7/7/2023
	68,250	22,750	3.530	7/7/2023
	48,923	—	0.950	3/29/2034
	50,500	50,500	0.955	4/2/2034
		150,000	1.190	10/4/2034
		111,100	1.000	8/8/2025
					336,600	$215,113

Peter J. Mariani	54,000	26,000	0.967	8/14/2034
		90,000	1.000	8/8/2035
					389,000	$248,614

Efthymios N. Deliargyris, MD	85,500		6.590	4/9/2030
	63,250		8.990	4/12/2031
	74,000		1.950	8/10/2032
	58,500	19,500	3.530	7/7/2023
	40,000		3.530	7/7/2023
	47,088		0.950	3/29/2034
	43,000	43,000	0.955	4/2/2034
		150,000	1.190	10/4/2034
		95,000	1.000	8/8/2035
					275,500	$176,065
(1)

Amount includes (i) restricted stock units held by each of the named executive officers that will vest upon a “Change in Control” of the Company, as defined in the Company’s 2014 Long-Term Incentive Plan and (ii) the unvested portion of restricted stock units awarded on April 2, 2024, August 14, 2024, August 8, 2025.

(2)	Based on the $0.639 per share closing price of our Common Stock on December 31, 2025, as reported by Nasdaq.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, the number of securities outstanding upon the exercise of outstanding options or settlement of restricted stock units under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information

As of December 31, 2025

Number of
securities
remaining
available
		Weighted-	for future issuance
		average	under equity
	Number of	exercise price	compensation
	securities to be	of	plans
	issued upon exercise	outstanding	(excluding
	of outstanding	options,	securities
	options, warrants	warrants and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,988,604	$3.58	9,014,966
Equity compensation plans not approved by security holders			$653,714
Warrants	5,780,701	$1.33
Total	16,769,305		9,668,680

Security Ownership of Certain Beneficial Owners and Management

Based on information publicly filed or otherwise provided to us, the stockholders named in the following table are each beneficial owners of 5% or more of our Common Stock. Unless otherwise indicated, the information is as of April 1, 2026. Percentage ownership calculations for beneficial ownership are based on an aggregate of 62,804,305 shares of common stock outstanding as of April 1, 2026. For purposes of this table, and as used elsewhere in this Form 10-K, the term “beneficial owner” means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, shares of our Common Stock, the power to dispose, or to direct the disposition of, a security or has the right to acquire shares within sixty (60) days. Except as otherwise indicated, we believe that the owners listed below exercise sole voting and dispositive power over their shares.

	Number of
	Shares		Percentage
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned		Owned
ROKK LLC
P.O. Box 894
Nogales, Arizona 85628	4,582,591	(1)	5.6%

Avenir Corporation
277 South Washington Street, Suite 350
Alexandria, VA 22314	5,230,099	(2)	6.4%
(1)	Includes 3,450,055 shares held by ROKK LLC, formerly the Robert F. Shipley Family Trust, 566,268 shares held by Mary Shipley Ley, and 566,268 shares held by Reed Robert Shipley over all of which Mary Shipley Ley or Reed Robert Shipley holds voting power.
(2)	This information is based in part on a Schedule 13G/A filed by Avenir Corporation with the SEC on February 13, 2026.

Stock Ownership Of Directors And Executive Officers

The following table and notes thereto set forth information with respect to the beneficial ownership of shares of our Common Stock as of April 1, 2026 (except as otherwise indicated below) by each of our directors, each named executive officer and by our directors and executive officers as a group, based upon information furnished to us by such persons. Except as otherwise indicated, we believe that each beneficial owner listed below exercises sole voting and dispositive power over his or her shares.

			Percentage
			of
	Number		Common
Name of Beneficial Owner(1)	of Shares		Stock(1)
Phillip P. Chan, MD, PhD	1,992,126	(2)	3.2%
Vincent J. Capponi, MS	1,088,945	(3)	1.7%
Peter J. Mariani	170,613	(4)	*
Efthymios Deliargyris, MD	547,923	(5)	*
Michael G. Bator, MBA	285,555	(6)	*
Edward R. Jones, MD, MBA	170,590	(7)	*
Alan D. Sobel, CPA	234,776	(8)	*
Jiny Kim, MBA	89,375	(9)	*
All current directors and executive officers as a group (8 persons)	4,579,903		7.3%

*Less than 1%

(1)

Applicable percentage of ownership is based on 62,804,305 shares of our Common Stock outstanding as of April 1, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and means voting or investment power with respect to securities. Shares of our Common Stock issuable upon the exercise of stock options and warrants exercisable currently or within sixty (60) days of April 1, 2026, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,036,363 shares of Common Stock, 26,315 warrants, and 929,448 shares of Common Stock issuable pursuant to stock options currently exercisable.
(3)	Includes 364,834 shares of Common Stock, 6,578 warrants, and 717,533 shares of Common Stock issuable pursuant to stock options currently exercisable.
(4)	Includes 116,613 shares of Common Stock, and 54,000 shares of Common Stock issuable pursuant to stock options currently exercisable.
(5)	Includes 148,691 shares of Common Stock, 7,894 warrants, and 391,338 shares of Common Stock issuable pursuant to stock options currently exercisable.
(6)	Includes 81,973 shares of Common Stock, 13,157 warrants, and 190,425 shares of Common Stock issuable pursuant to stock options currently exercisable.
(7)	Includes 19,534 shares of Common Stock, 2,631 warrants, and 148,425 shares of Common Stock issuable pursuant to stock options currently exercisable.
(8)	Includes 78,457 shares of Common Stock. 7,894 warrants, and 148,425 shares of Common Stock issuable pursuant to stock options currently exercisable.
(9)	Includes 8,519 shares of Common Stock, 2,631 shares of warrant and 78,225 shares of Common Stock issuable pursuant to stock options currently exercisable.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may be at a subsequent date result in a change in control of our Company.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

All of our directors and officers complete a Directors and Officers questionnaire in the first calendar quarter of each year, in which they are asked to disclose family relationships and other related party transactions. Our Audit Committee must review and approve or ratify all related party transactions, as defined in Item 404 of Regulation S-K promulgated under the Securities Act of 1933, as amended. In examining related party transactions, our Audit Committee considers whether any of our directors, officers, holders of more than five percent (5%) of our voting stock, or any immediate family members of the foregoing persons and any other persons whom the Audit Committee determines to be related parties, have a conflict of interest where an individual may have a private interest which interferes with or appears to interfere with our interests. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party under the same or similar circumstances, and the extent of the related party’s interest in the transaction.

During 2025 and 2024 there were no, and currently there are no proposed, transactions in which we were or are to be a participant where the amount involved exceeds $120,000 (or, if less, 1% of the average of the Company’s total assets at December 31, 2025 and 2024) and in which any related person had or will have a direct or indirect material interest, which would be required to be disclosed herein pursuant to Item 404(a) of Regulation S-K.

Item 14.        Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed for professional services rendered to us by WithumSmith+Brown, PC, our independent registered public accounting firm, in fiscal years 2025 and 2024. A description of these fees and services follows the table.

	2025	2024
Audit Fees(1)	$333,049	$292,058
Audit Related Fees(2)	5,200	67,589
Tax Fees(3)	37,896	20,696
All Other Fees	—	—
Total	$376,145	$380,343
(1)

Fees for audit services in 2025 and 2024 consisted of fees associated with the annual audit and the reviews of CytoSorbents Corporation’s quarterly reports on Form 10-Q along with fees associated with SEC and accounting regulations and compliance consulting.

(2)	Fees for audit-related services in 2025 and 2024 are associated with SEC registration and other filings and certain attestations in connection with Company financings and agreements.
(3)	Tax fees for 2025 and 2024 were as a result of services associated with the filing of the Company’s federal and state tax returns and other tax services.

The Audit Committee has considered whether the provision of these services by WithumSmith+Brown, PC is compatible with maintaining the independence of WithumSmith+Brown, PC. Beginning with 2015, in accordance with the Audit Committee’s pre-approval policies and procedures described below, all fees and services have been and will be pre-approved by the Audit Committee. The Audit Committee did not rely on the waiver of pre-approval procedures permitted with respect to de minimis non-audit services under the applicable rules of the SEC for its approval of any of the services provided by WithumSmith+Brown, PC in 2025 and 2024.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services to be provided by our independent registered public accounting firm. Under these policies and procedures, the Audit Committee approves in advance the provision of services and fees for such services that are specifically identified in the independent registered public accounting firm’s annual engagement letter for the audits and reviews, in management’s annual budget relating to services to be provided by the independent auditors and any amendments to the annual budget reflecting additional services to be provided by or higher fees of the independent registered public accounting firm. All other services to be provided by the independent registered public accounting firm are pre-approved by the Audit Committee as they arise. The Chairman of the Audit Committee has been delegated authority to pre-approve services in accordance with these policies and procedures. The Chairman is to report any such approval of services to the Audit Committee at its next meeting. The Audit Committee considers, among other things, whether the provision of such audit or non-audit services is consistent with applicable regulations regarding maintaining auditor independence, whether the provision of such services would impair the independent registered public accounting firm’ independence and whether the independent registered public accounting firm are best positioned to provide the most effective and efficient service.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Part IV (Item 15) of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A.

(3)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Amendment No. 1 sets forth the additional exhibits required to be filed with this Amendment No. 1.

Exhibit
No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed or furnished herewith.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, CytoSorbents Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2026.

CYTOSORBENTS CORPORATION

By:	/s/ Dr. Phillip P. Chan
Dr. Phillip P. Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Dr. Phillip P. Chan	Chief Executive Officer (Principal	April 15, 2026
	Dr. Phillip P. Chan	Executive Officer) and Director

	/s/ Peter J. Mariani	Chief Financial Officer	April 15, 2026
	Peter J. Mariani	(Principal Financial and Accounting Officer)

	*	Chairman of the Board	April 15, 2026
Michael G. Bator

	*	Director	April 15, 2026
Alan D. Sobel

	*	Director	April 15, 2026
Edward R. Jones

	*	Director	April 15, 2026
Jiny Kim

*By:	/s/ Dr. Phillip P. Chan		April 15, 2026
Dr. Phillip P. Chan
As attorney-in-fact