Form 10-Q
period 2026-03-31
Cytosorbents Corp
filed 2026-05-13
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 62,794,748 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

CytoSorbents Corporation

FORM 10-Q

This Report includes our trademarks and trade names, such as “CytoSorb,” “CytoSorb XL,” “ECOS-300CY,” “BetaSorb,” “ContrastSorb,” “DrugSorb,” “DrugSorb-ATR,” “HemoDefend-RBC,” “HemoDefend-BGA,” “K+ontrol,” “VetResQ,” “PuriFi,” and “HotSwap,” which are protected under applicable intellectual property laws and are the property of CytoSorbents Corporation and its subsidiaries. This Report also contains the trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ™, ®, or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by these other parties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,813	$6,249
Accounts receivable, net of allowances of $164 as of March 31, 2026 and December 31, 2025	7,152	7,550
Inventories - net	4,481	5,281
Prepaid expenses and other current assets	1,311	1,554
Total current assets	17,757	20,634

Property and equipment - net	7,510	7,823
Restricted cash	1,522	1,522
Right-of-use asset	10,769	10,924
Patents - net	2,952	3,226
Other assets	52	53
Total assets	$40,562	$44,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,132	$2,869
Accrued expenses and other current liabilities	5,960	6,299
Lease liability – current portion	565	541
Current maturities of long-term debt, net of debt discount	6,646	—
Total current liabilities	16,303	9,709
Lease liability, net of current portion	11,752	11,903
Long-term debt, net of current portion and debt discount	10,313	16,667
Total liabilities	38,368	38,279

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common Stock, par value $0.001, 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 62,733,305 and 62,804,305 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	63	63
Additional paid-in capital	321,568	321,024
Accumulated other comprehensive loss	(2,101)	(2,977)
Accumulated deficit	(317,336)	(312,207)
Total stockholders’ equity	2,194	5,903
Total liabilities and stockholders’ equity	$40,562	$44,182

See accompanying notes to condensed consolidated financial statements

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$8,864	$8,727
Cost of goods sold	2,734	2,520
Gross profit	6,130	6,207

Operating expenses
Research and development, net of grant income	1,025	1,663
Selling, general and administrative	8,149	8,432
Total operating expenses	9,174	10,095
Loss from operations	(3,044)	(3,888)

Other income (expense)
Interest expense, net	(857)	(605)
Gain (loss) on foreign currency transactions	(1,228)	3,014
Total other income (expense), net	(2,085)	2,409

Net loss	$(5,129)	$(1,479)

Basic and diluted net loss per common share	$(0.08)	$(0.02)

Weighted Average Shares of Common Stock Outstanding
Basic and diluted	62,738,827	60,731,929

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	876	(2,736)
Comprehensive loss	$(4,253)	$(4,215)

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	62,804,305	$63	$321,024	$(2,977)	$(312,207)	$5,903
Stock-based compensation	—	—	544	—	—	544
Reversal of excess RSU shares issued	(71,000)	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	876	—	876
Net loss	—	—	—	—	(5,129)	(5,129)
Balance at March 31, 2026	62,733,305	$63	$321,568	$(2,101)	$(317,336)	$2,194

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income	Deficit	Equity
Balance at December 31, 2024	54,830,146	$55	$310,809	$4,252	$(304,009)	$11,107
Stock-based compensation	32,321	—	818	—	—	818
Issuance of common stock from exercise of warrants	1,417,208	2	1,437	—	—	1,439
Issuance of common stock and warrants from rights offerings, net of fees incurred	6,249,791	6	5,386	—	—	5,392
Foreign currency translation adjustment, net of tax	—	—	—	(2,736)	—	(2,736)
Net loss	—	—	—	—	(1,479)	(1,479)
Balance at March 31, 2025	62,529,466	$63	$318,450	$1,516	$(305,488)	$14,541

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(5,129)	$(1,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	291	190
Amortization of patents	61	63
Depreciation	289	306
Amortization of right-of-use asset	26	36
Loss on abandoned patents	274	8
Bad debt expense (recovery)	(1)	2
Stock-based compensation	544	818
Foreign currency transaction (gains) losses	1,228	(3,014)
Changes in operating assets and liabilities
Accounts receivable	310	(80)
Inventories	723	(199)
Prepaid expenses and other current assets	129	250
Other assets	1	—
Accounts payable and accrued expenses	92	(367)
Net cash used in operating activities	(1,162)	(3,466)

Cash flows from investing activities
Purchases of property and equipment	(11)	(2)
Disposals of property and equipment	26	—
Payments for patent costs	(61)	(45)
Net cash used in investing activities	(46)	(47)
Cash flows from financing activities
Cash for exercise of warrants, net	—	1,439
Proceeds from rights offering, net	—	5,392
Net cash provided by financing activities	—	6,831
Effect of exchange rates on cash	(228)	28
Net change in cash, cash equivalents, and restricted cash	(1,436)	3,346

Cash, cash equivalents, and restricted cash at beginning of year	7,771	9,764
Cash, cash equivalents, and restricted cash – end of period	$6,335	$13,110

Supplemental disclosure of cash flow information
Cash paid for interest	$591	$506

Supplemental disclosure of non-cash financing activities
Fair value of common stock warrants issued in connection with the rights offering	—	556
Offering fees included in accounts payable	$—	$253

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

CytoSorbents Corporation (the “Company”) is a leader in the treatment of life-threatening conditions in intensive care and cardiac surgery using blood purification. The Company, through its subsidiary CytoSorbents Medical, Inc. based in New Jersey, is engaged in the research, development and commercialization of medical devices with its blood purification technology platform which incorporates a proprietary adsorbent, porous polymer technology. The Company, through its wholly owned European subsidiary, CytoSorbents Europe GmbH, based in Berlin, Germany, its wholly-owned Indian subsidiary, CytoSorbents India Private Limited, based in Kasavanahalli, India, and its wholly-owned Dubai entity, CytoSorbents MEA FZCO, based in CommerCity, Dubai, conducts sales and marketing related operations for the CytoSorb device outside of the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results for the three months ended March 2026 and 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period. The Company presents amounts in thousands unless otherwise stated. Prior periods have been adjusted accordingly for consistent presentation. Certain prior year amounts in the footnotes have been reclassified to conform to the current year presentation.

Going Concern

As of March 31, 2026, the Company’s total cash and cash equivalents and restricted cash was approximately $6.3 million, with $1.5 million classified as restricted, and $4.8 million as unrestricted and available to fund operations. These cash and restricted cash balances considered with the Company’s historical and expected future cash used in operations, notwithstanding the Company’s Strategic Workforce and Cost Reduction Plan (see Note 11, “Restructuring”) and the impact of the Amended Loan and Security Agreement (see Note 6, “Long - Term Debt”) raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.

The Company’s expected future capital requirements may depend on many factors, including expanding the Company’s customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb™-ATR, in the United States which would allow for the opportunity to receive Tranche 2 (b) of the Amended Avenue Capital Commitment by December 31, 2026 and receive an additional 6-month extension of the interest-only period on the credit facility. Additional sources of liquidity available to the Company include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or further reducing headcount. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to significant accounting policies disclosed in the Company’s consolidated financial statements from the Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Consolidation and Foreign Currency Translation

The condensed consolidated financial statements include the accounts of CytoSorbents Corporation and its wholly owned subsidiaries, CytoSorbents Medical, Inc. and CytoSorbents Europe GmbH. In addition, the condensed consolidated financial statements include CytoSorbents Switzerland GmbH, CytoSorbents Poland Sp. z.o.o., CytoSorbents Medical UK Limited and CytoSorbents France SAS, wholly owned subsidiaries of CytoSorbents Europe GmbH, and CytoSorbents UK Limited, CytoSorbents India Private Limited, CytoSorbents Medical Canada, Inc., and CytoSorbents MEA FZCO, wholly owned subsidiaries of CytoSorbents Medical, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Loss on Abandoned Patents

During the three months ended March 31, 2026 and 2025, the Company recorded non-cash charges of approximately $0.3 million and $0.0 million respectively, related to the loss on abandonment of certain pending patent applications in certain specific jurisdictions and the abandonment of certain pending patent application costs in the ordinary course of business. This charge is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company has not recorded income tax expense or income tax benefit for the three months ended March 31, 2026 and 2025 due to the generation of net operating losses, the benefits of which have been fully reserved.

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

The Company follows accounting standards associated with uncertain tax positions. The Company files tax returns in the United States federal and state, and international jurisdictions.

The Company utilizes the New Jersey Technology Business Tax Certificate Program (the “Program”) whereby the State of New Jersey allows the Company to sell a portion of its state net operating losses and research and development (“R&D”) credits to a third party. The Company received $0.4 million from the Program in March of 2026 resulting from the sale of 2024 net operating losses and R&D credits. The Company received $1.7 million from the Program in April of 2025 resulting from the sale of 2023 and amended 2022 net operating losses and R&D credits.

Concentration of Credit Risk

The Company maintains cash balances with financial institutions, at times, in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a $250,000 limit. Through the IntraFi Network, the Company maintains an Insured Cash Sweep account whereby all cash held in the Company’s money market accounts is swept daily in increments of less than the FDIC insurance limit and deposited in a number of IntraFi’s network of 3,000 financial institutions. This arrangement provides FDIC insurance coverage for all of the cash balances held in the money market accounts. This arrangement excludes the restricted cash balances. Management monitors the soundness of these institutions in an effort to minimize its collection risk of these balances.

A significant portion of the Company’s revenues is from product sales in Germany. See Note 5, Revenue, for additional information relating to the Company’s revenue.

The Company does not have any significant concentration of risk with respect to any one particular supplier.

As of March 31, 2026, distributor A and distributor B accounted for approximately 17% and 11%, respectively, of the Company’s outstanding accounts receivable. As of December 31, 2025, distributor A accounted for approximately 17% of outstanding accounts receivable. For the three months ended March 31, 2026, distributor A accounted for approximately 14% of the Company’s revenue. For the three months ended March 31, 2025, no distributor or direct customers accounted for more than 10% of the Company’s revenue.

Shipping and Handling Costs

Total freight costs amounted to approximately $0.1 million for each of the three months ended March 31, 2026 and 2025.

3.	BALANCE SHEET COMPONENTS

Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Cash and cash equivalents	$4,813	$6,249
Restricted cash	1,522	1,522
Total cash, cash equivalents, and restricted cash	$6,335	$7,771

Inventories - net

The Company had the following major classes of inventories:

	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Raw materials	$552	$751
Work in process	1,241	1,014
Finished goods	2,696	3,528
Inventories	4,489	5,293
Less reserve	(8)	(12)
Inventories - Net	$4,481	$5,281

Property and equipment - net

The Company’s property and equipment consist of the following:

			Depreciation/
			Amortization
	March 31, 2026	December 31, 2025	Period

	(amounts, in thousands)
Furniture and fixtures	$1,539	$1,532	7 years
Equipment and computers	5,138	5,129	3 to 7 years
Leasehold improvements	6,304	6,308	Lesser of term of lease or estimated useful life
	12,981	12,969
Less accumulated depreciation and amortization	(5,471)	(5,146)
Property and equipment, net	$7,510	$7,823

Depreciation expense for each of the three months ended March 31, 2026 and 2025 amounted to approximately $0.3 million.

Patents - net

Patents consist of the following:

	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Patent applications pending	$1,143	$1,356
Patents issued	3,298	3,298
Less accumulated amortization of patents issued	(1,489)	(1,428)
Patents, net	$2,952	$3,226

Patent amortization expenses amounted to $0.1 million for each of the three months ended March 31, 2026 and 2025.

Patent amortization expense for the next five years and thereafter is scheduled as follows:

(amounts, in thousands)
Remainder of 2026	$184
2027	240
2028	227
2029	227
2030	227
Thereafter	704
Scheduled amortization of patents issued	$1,809

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Accrued salaries and commissions	$3,339	$3,413
Clinical studies	433	522
Deferred revenue and contract liabilities	34	182
Professional fees	680	856
Royalties	268	271
Goods received not invoiced	108	150
Other	1,098	905
Accrued expenses and other current liabilities	$5,960	$6,299

4.	COMMON STOCK, STOCK-BASED COMPENSATION AND WARRANTS

Common Stock

January 10, 2025 Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock, and one Series B Right Warrant to purchase one share of common stock (collectively, the “Rights Warrants”). Up to an additional 6.25 million shares of common stock were available for issuance upon exercise of the Right Warrants. Once the 6.25 million shares of common stock reserved for the Right Warrants were issued, the remaining outstanding and unexercised Right Warrants would have expired worthless. Management and the Board of Directors of the Company subscribed for approximately 450,000 of the total Units prior to any pro rata adjustment. Subscribers of basic subscription rights in the Rights Offering were allocated Units based upon their pro-rata share of 6.25 million Units. The Series A Right Warrants and the Series B Right Warrants expired on February 24, 2025 and June 10, 2025, respectively. The warrants do not have a redemption feature and are classified as equity instruments. A fair value of approximately $0.3 million and approximately $0.1 million has been allocated to the Series A Right Warrant and the Series B Right Warrant, respectively, and recorded within additional paid-in capital. The warrants were valued on the date of issuance using the Monte Carlo pricing model with the following assumptions:

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

Stock-Based Compensation

The following non-cash stock-based compensation expense, which relates to stock options and restricted stock units (“RSUs”), is included in each of the respective line items in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
Stock-based compensation expense by category	2026	2025

	(amounts, in thousands)
Cost of goods sold	$32	$59
Research and development, net of grant income	94	132
Selling, general and administrative	418	627
Total stock-based compensation expense	$544	$818

For the three months ended March 31, 2026 and 2025, approximately $0.4 million and $0.7 million of stock-based compensation expense relates to stock options, respectively. For each of the three months ended March 31, 2026 and 2025, approximately $0.1 million relates to RSUs.

Stock-options

The summary of the stock option activity for the three months ended March 31, 2026, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2025	10,988,604	$3.58	5.98
Granted	797,847	0.65	—
Exercised	—	—	—
Forfeited	(50,707)	1.81	—
Expired	(275,148)	3.49	—
Outstanding, March 31, 2026	11,460,596	$3.38	6.03

The Company estimated the fair value of stock options granted during the three months ended March 31, 2026 using a Black-Scholes pricing model, which used the following inputs:

Exercise price (per share)	$0.65 - $0.67
Expected volatility	80.9%
Expected term*	6.5 years
Risk-free rate	3.74% - 3.80%
Dividends	0%

*The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The simplified method is used as the Company’s employee exercise history may not be indicative for estimating future exercises. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated as the difference between the market value of the shares as of March 31, 2026 of $0.57 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted	Aggregate
Range of	Outstanding at	Average	Average	Intrinsic
Exercise	March 31,	Exercise	Remaining	Value
Price	2026	Price	Life (Years)	(in thousands)
$0.65 - $12.25	11,460,596	$3.38	6.03	$—

Options Exercisable
Number	Weighted	Aggregate
Exercisable at	Average	Intrinsic
March 31,	Exercise	Value
2026	Price	(in thousands)
8,760,016	$4.03	$—

The summary of the status of the Company’s non-vested options for the three months ended March 31, 2026, is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Non-vested, December 31, 2025	2,319,974	$1.03
Granted	797,847	$0.65
Forfeited	(50,707)	$1.81
Vested	(367,032)	$0.75
Non-vested, March 31, 2026	2,700,082	$0.90

As of March 31, 2026, the Company had approximately $1.4 million of total unrecognized compensation cost related to stock options which will, on average, be amortized over approximately 19 months.

Change in Control-Based RSUs

The Board of Directors has granted RSUs to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These RSUs will vest upon a Change in Control of the Company, as defined in the Amended and Restated CytoSorbents Corporation 2014 Long-Term Incentive Plan, or upon certain life events.

The following table is a summary of these restricted stock units:

	Total	Weighted Average Grant Date Fair Value

	(amounts in thousands, except share data)
Outstanding, December 31, 2025	2,754,000	5.60
Granted	—	—
Vested	—	—
Forfeited	(118,500)	4.30
Outstanding, March 31, 2026	2,635,500	5.66

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, or upon certain life events, the Company will only record expense upon an actual vesting event. For the three months ended March 31, 2026, the Company did not record any charges for these restricted stock units.

Other RSU Awards

The Board of Directors has granted RSUs to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These RSUs will vest over specified service periods and are settled in shares of common stock upon vesting. The grant-date fair value of RSUs is recognized as stock-based compensation expense over the requisite service period.

The following table outlines the restricted stock unit activity for the three months ended March 31, 2026:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2025	775,301	$0.99
Granted	25,000	0.65
Vested	(12,500)	0.65
Unvested shares forfeited	—	—
Non-vested, March 31, 2026	787,801	$0.98

Although the RSUs vested during the three months ended March 31, 2026, the related shares will not be issued until a later date. The issuance of shares is expected to occur in the three months ended June 30, 2026. As of March 31, 2026, the remaining weighted average vesting period for restricted stock awards subject to vesting was 22 months and the remaining unrecognized restricted stock unit compensation expense was $0.4 million.

Warrants related to the December 2023 equity offering and June 2024 Loan and Security Agreement

As of March 31, 2026, the Company had 5,780,701 warrants outstanding. Of this amount, 2,706,561 warrants outstanding are related to the Company’s December 13, 2023 offering. These warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the closing of the Company’s Loan and Security Agreement with Avenue Capital Group (see Note 6. Long-Term Debt) and these warrants have an exercise price of $0.79 and expire on June 30, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants are exercisable into the Company’s common stock. In connection with the Amended Loan and Security Agreement, the Company issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

5.	REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2026:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$118	$—	$118
Germany	2,613	—	2,613
All other countries	2,125	4,008	6,133

Revenue	$4,856	$4,008	$8,864

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended March 31, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$63	$—	$63
Germany	2,796	—	2,796
All other countries	1,889	3,979	5,868

Revenue	$4,748	$3,979	$8,727

CytoSorb Sales

The Company sells its CytoSorb device using both its own sales force (direct sales) and through the use of distributors and/or strategic partners. CytoSorb is not yet approved for commercial sale in the United States. The Company’s United States sales relate to its VetResQ related products for emergency and critical care in animals. Direct sales outside the United States include sales to hospitals located primarily in Germany, Austria, Poland, Switzerland, the Netherlands,  and the United Kingdom. Direct sales are fulfilled from the Company’s warehouse facility in Berlin, Germany. There are no formal sales contracts with any direct customers relating to product price or minimum purchase requirements. However, there are agreements in place with certain direct customers that provide for either free of charge product or rebate credits based upon achieving minimum purchase levels. The Company records the value of these items earned as a reduction of revenue, estimated at the time of sale. These customers submit purchase orders and the order is fulfilled and shipped directly to the customer. Prices to all direct customers are based on a standard price list based on the packaged quantity.

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world , including Italy, India, and other countries across Europe, Central and South America, the Middle East, and South East Asia. The Company has a formal written contract with each of its distributor/strategic partner. These contracts have terms ranging from 1-5 years in length, with three years being the typical term. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025

	(amounts in thousands)
Contract receivables	$6,883	$7,125
Contract liabilities	$34	$182

Contract receivables represent unconditional rights to consideration for goods delivered or services performed under contracts with customers, including purchase orders. These amounts, which are included in accounts receivable on the condensed consolidated balance sheets, were approximately $6.9 million, $7.1 million at March 31, 2026, and December 31, 2025, respectively. Contract liabilities, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, represent the value of free of charge goods and credit rebates earned in accordance with the terms of certain direct customer agreements, which amounted to approximately $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

6.	LONG-TERM DEBT

Loan and Security Agreement

June 28, 2024 Loan

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million (the “Avenue Capital Commitment”), to be disbursed in two tranches. The first tranche of $15 million (“Tranche 1”), consisted of $10 million which was available to the Company on the Closing Date and $5 million constituted restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the United States Food and Drug Administration (the “FDA”) has accepted the Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company received a minimum of $3 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar-for-dollar basis for equity raised between $3 million and $5 million. The second tranche (“Tranche 2”) consisted of $5 million, which would have been disbursed at the Company’s request between July 1, 2025 and December 31, 2025, subject to the Company receiving FDA marketing approval of its DrugSorb-ATR application, which the Company did not receive. The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and were additionally used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%).

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

The loan required interest-only payments for the first 24 months, through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however, that if the Company had drawn the full amount of Tranche 2 by December 31, 2025, and achieves for the trailing six-month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period would have been extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028.

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

November 13, 2025 Amended Loan and Security Agreement

On November 13, 2025, the Company and Avenue Capital Group entered into the First Amendment to Loan Documents (the “Amended Loan and Security Agreement”), amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement funded an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and extended the interest-only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company would have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group and receive a further six-month extension of the interest only period to the July 1, 2027 maturity date, subject to FDA approval of DrugSorb-ATR, between January 1, 2026 and December 31, 2026, which approval is now expected beyond this time frame. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Loan. The Amended Loan and Security Agreement requires that the Company maintain revenue and certain operating cash burn targets prior to FDA approval of DrugSorb-ATR.

Upon a prepayment, the Company would incur a fee ranging from 1% to 3% of the outstanding principal, depending on the time of payment in relation to the maturity date.

The Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of March 31, 2026, the Company was in compliance with these covenants.

The Company evaluated the amendment in accordance with applicable accounting guidance and determined that the amendment should be accounted for as a debt modification. As a result of the debt amendment, there were no write-offs of existing unamortized deferred financing costs. The Company recorded additional deferred financing costs of approximately $0.6 million related to the fair value of warrants issued in connection with the debt amendment. The Company incurred approximately $0.1 million of third-party costs which were recorded as other expenses related to financing.

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

Debt Discounts Related to Avenue Capital Group Agreements

In connection with the long-term debt transactions, the Company recorded the following discounts:

(amounts, in thousands)
Fair value of warrants issued to Avenue Capital Group - 2024	$690
Fair value of warrants issued to Avenue Capital Group - 2025	627
Final fee	900
Debt issuance cost	498
Commitment fee paid on the Closing Date (1% of the Avenue Capital Group commitment)	200
Total discounts recorded at inception against Avenue Capital Group Long-Term Debt	$2,915

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

Long-term debt as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Principal amount	$17,500	$17,500
Plus: final payment upon maturity	900	900
Total principal	18,400	18,400
Less: unamortized debt discount	(1,441)	(1,733)
Subtotal	16,959	16,667
Less: current maturities, net of debt discount	(6,646)	—
Long-term debt net of current maturities and debt discount	$10,313	$16,667

As of March 31, 2026, principal payments of long-term debt are due as follows:

2026	$—
2027	18,400
Total	$18,400

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its previously outstanding debt with Bridge Bank, a division of Western Alliance Bank (the “Bank”).

As of March 31, 2026, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

2022 Success Fee Letter

Pursuant to the 2022 Success Fee Letter, the Company will pay to the Bank a success fee equal to (i) 1% of $5 million if the Company draws down the first tranche of the Company’s previously outstanding term loan with the Bank(the “Term C Loan”) and is payable only if the Company’s stock price equals or exceeds $8 for five consecutive trading days; (ii) 1.5% of $5 million if the Company draws down the second tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $10 for five consecutive trading days; and (iii) 2% of $5.0 million if the Company draws down the third tranche of the Term C Loan and is payable only if the Company’s stock price equals or exceeds $12 for five consecutive trading days (together, the “Success Fee”). The Company may pay the Success Fee in cash or in shares of common stock, at the Company’s sole discretion. The right of the Bank to receive the Success Fees and the obligation of the Borrower to pay the Success Fees hereunder shall terminate on the date that is fifth anniversary of the funding date of the last Term C Loans made but shall survive the termination of the Loan Agreement and any prepayment of the Term C Loans. Prior to repayment of the loan on June 28, 2024, the Company had drawn the first tranche of the loan and would be subject to total success fees of less than $0.1 million if the stock price exceeds $8.00 for five consecutive trading days prior to December 27, 2027. The Company did not draw down the second or third tranche prior to repayment of the loan. The termination date of the 2022 Success Fee Letter is December 27, 2027.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of management, are likely to have a material adverse effect on the Company’s business. The Company intends to defend vigorously against any future claims and litigation.

Royalty Agreements

The Company is, at times, party to various royalty and license agreements that require the payment of royalty fees. Currently the Company records royalty expense of 3% on sales of Covered Products, under the ROKK, LLC Royalty Contract. Royalty expense amounted to approximately $0.3 million for each of the three months ended March 31, 2026, and 2025. Royalty expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

401(k) Plan

Employees are eligible to participate in the Company’s 401(k) plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain Internal Revenue Code limitations. Matching contributions amounted to approximately $0.1 million for each of the three months ended March 31, 2026 and 2025.

8.	LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of March 31, 2026, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statement of operations and cash flows related to the operating lease liability is as follows (excluding variable payments and expenses):

	March 31,
	2026	2025

	(amounts, in thousands)
Cash paid in connection with the operating leases	$431	$421

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
	2026	2025

	(amounts, in thousands)
Right-of-use asset	$10,769	$10,924
Lease liability - current portion	$565	$541
Lease liability - net of current portion	11,752	11,903
Total lease liability	$12,317	$12,444
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	10.7 years	11.4 years

Lease Expense

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025

	(amounts, in thousands)
Operating lease cost	$452	$434
Variable lease cost	172	127
Total lease cost	$624	$561

As of March 31, 2026, the maturities of the operating lease liability are as follows:

Remainder of 2026	$1,304
2027	1,777
2028	1,819
2029	1,863
2030	1,907
Thereafter	11,643
Future operating lease payments	20,313
Imputed interest	(7,996)
Total operating lease liability	$12,317

9.	NET LOSS PER SHARE

Basic loss per share and diluted loss per share for the three months ended March 31, 2026 and 2025 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period.

Net income or loss per common share is calculated as basic net income per share and diluted net income per share, in the case of recognizing net income. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; (iv) if the RSUs with service and performance conditions were considered contingently issuable; (v) if outstanding warrants were exercised; and (vi) if convertible debt was converted to common stock. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table summarizes earnings per share calculations:

	Three Months Ended
	March 31,
	2026	2025

Basic and Diluted	(amounts, in thousands, except share and per share data)
Numerator:
Net loss	$(5,129)	$(1,479)
Denominator:
Basic and diluted weighted average common shares outstanding	62,738,827	60,731,929
Basic and diluted earnings per common share	$(0.08)	$(0.02)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	As of
	March 31, 2026	March 31, 2025
Stock options outstanding	11,460,596	12,299,757
Warrants for common stock	5,780,701	4,352,130
RSUs*	3,423,301	3,398,836
Convertible securities	2,105,263	2,105,263

* Total number of RSUs include 2,635,500 and 2,787,500 units with a Change in Control-Based performance condition as of March 31, 2026 and March 31, 2025, respectively.

10.	SEGMENT INFORMATION

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing, testing and selling blood purification medical devices. The Company’s chief operating decision maker, or CODM, is the Company’s Chief Executive Officer. The CODM assesses performance of the segment and decides how to allocate resources based on revenue growth, gross margin, operating expenses, adjusted net loss, adjusted EBITDA (EBITDA as defined below, adjusted for stock-based compensation, (gain) loss on foreign currency transactions, and restructuring) and cash burn (cash used in operating and investing activities) derived from the Company’s consolidated results of operations and cash flows and total assets of the segment.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in New Jersey, and Berlin, Germany. Long-lived assets consist of property and equipment, net and operating lease right-of-use assets.

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

	Three Months Ended
	March 31,
	2026	2025

	(amounts, in thousands)

Revenue	$8,864	$8,727
Gross profit	$6,130	$6,207
Gross margin	69%	71%
Total operating expenses	$9,174	$10,095
Loss from operations	$(3,044)	$(3,888)

EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net loss	$(5,129)	$(1,479)
Interest expense, net	857	605
Depreciation and amortization expense	350	369
Earnings (Loss) before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	(3,922)	(505)

Stock-based compensation	544	818
(Gain) loss on foreign currency transactions	1,228	(3,014)
Adjusted EBITDA, a non-GAAP measure	$(2,150)	$(2,701)

Adjusted net loss, a non-GAAP measure:
Net loss	$(5,129)	$(1,479)
Stock-based compensation	544	818
(Gain) loss on foreign currency transactions	1,228	(3,014)
Adjusted net loss, a non-GAAP measure	$(3,357)	$(3,675)

Total cash used in operating and investing activities	$(1,208)	$(3,513)

	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Total assets	$40,562	$44,182

Significant expense categories regularly provided to the CODM consist of the following:

	Three Months Ended
	March 31,
	2026	2025

	(amounts, in thousands)

Research and development:
Clinical expenses	$459	$979
Other research and development expenses	566	684
Total research and development	$1,025	$1,663

Selling, general and administrative
Royalty expense	$256	$258
Stock-based compensation	418	627
Legal, financial and consulting	920	638
Other general and administrative	6,555	6,909
Total selling, general and administrative	$8,149	$8,432

Amounts presented within research and development expenses in the table above are inclusive of stock-based compensation expense. Refer to Note 4, Common Stock, Stock-Based Compensation and Warrants, for additional information. Capital expenditures of the segment totaled $0.1 million for the each of the three months ended March 31, 2026 and 2025.

11.	RESTRUCTURING

Restructuring Plan

During the fourth quarter of 2025 and into the first quarter of fiscal 2026, the Company initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, and reduced and realigned operating and production expenses.

Restructuring Charges

The table below sets forth the estimated amount of unpaid restructuring charges as of March 31, 2026 and December 31, 2025 included in accrued expenses that are expected to be paid in less than one year. Total additions to unpaid restructuring charges are limited to workforce reductions as the other components of restructuring costs do not require cash payments.

	As of
	March 31, 2026	December 31, 2025

	(amounts, in thousands)
Restructuring charges, beginning of the year	$297	$—
Additions	144	408
Payments	(313)	(111)
Restructuring charges unpaid and outstanding, end of period	$128	$297

12.	SUBSEQUENT EVENTS

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

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

We are a leader in the treatment of life-threatening conditions in the intensive care unit and cardiac surgery through blood purification. CytoSorbents’ proprietary blood purification technologies are based on biocompatible, highly porous polymer beads that can actively remove toxic substances from blood and other bodily fluids by pore capture and surface adsorption. Cartridges filled with these beads can be used with standard blood pumps already in the hospital (e.g. dialysis, extracorporeal membrane oxygenation or ECMO, and heart-lung machines). CytoSorbents’ technologies are used in a number of broad applications. Specifically, four important applications are 1) the removal of blood thinners during and after cardiothoracic surgery to reduce the risk of severe bleeding, 2) the removal of inflammatory agents in common critical illnesses such as sepsis, burn injury, trauma, lung injury, liver failure, cytokine release syndrome, and pancreatitis that can lead to massive inflammation, organ failure and patient death, 3) the removal of liver toxins that accumulate in acute liver dysfunction or failure and 4) the removal of myoglobin in severe rhabdomyolysis that can otherwise lead to renal failure. In these diseases, the risk of death can be extremely high, and there are few, if any, effective treatments.

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

In the United States and Canada, CytoSorbents is developing the DrugSorb™-ATR antithrombotic removal system, an investigational device based on an equivalent polymer technology to CytoSorb, to reduce the severity of perioperative bleeding in high-risk surgery due to blood thinning drugs. It has received two United States Food and Drug Administration (“FDA”) Breakthrough Device

Designations: one for the removal of ticagrelor and another for the removal of the direct oral anticoagulants (DOAC) apixaban and rivaroxaban in a cardiopulmonary bypass circuit during urgent cardiothoracic procedures.

The Company continues to actively pursue regulatory approval of DrugSorb-ATR with the FDA and expects to pursue regulatory approval in Canada with better visibility from the FDA. DrugSorb-ATR is not yet granted or approved in the United States and Canada, respectively.

The Company has numerous marketed products and products under development based upon this unique blood purification technology protected by many issued United States and international patents and registered trademarks, and multiple patent applications pending, including ECOS-300CY®, CytoSorb-XL™, HemoDefend-RBC™, HemoDefend-BGA™, VetResQ®, K+ontrol™, DrugSorb™, ContrastSorb, and others. While not our primary means of communication, investors can learn more about us by visiting our social media channels. We encourage investors, the media, and others interested in us to review the information posted on our Facebook site and our X account, where investors, the media, and other interested parties can subscribe. The information contained in our social media accounts is not incorporated into this Quarterly Report on Form 10-Q or other documents we file with or furnish to, the SEC.

Upon approval, the Company expects to rapidly commercialize DrugSorb-ATR in the United States and Canada to address this large unmet medical need, with an initial estimated total addressable market of $300 million today to over $1 billion over time as we pursue additional indications for DrugSorb-ATR to remove additional classes of blood thinners and expansion of the antithrombotic removal application beyond cardiac surgery and across other surgical specialties. We believe that DrugSorb-ATR has the potential to become an “all-in-one” countermeasure for these agents.

DrugSorb-ATR® for Brilinta®

In August 2025, we received the FDA’s decision on our appeal of the original DrugSorb-ATR application. Importantly, the Agency identified no concerns regarding device safety but upheld the prior denial of the application and requested additional information to support the proposed indication for reducing the severity of perioperative bleeding in patients undergoing CABG surgery while on Brilinta® (ticagrelor, AstraZeneca).

Following the appeal decision and based upon feedback from FDA, we announced our intention to submit a new De Novo application incorporating additional supporting information, primarily based on real-world evidence and clinical outcomes generated through routine clinical use of the device. As part of this process, we held a formal pre-submission meeting with the FDA in late January 2026 and have continued to engage with the Agency to clarify the requirements for the new De Novo submission, including whether certain information could potentially be submitted as a post-marketing requirement rather than as part of the initial application. Based on these interactions, the FDA has requested additional mechanistic data to be included alongside the real-world evidence within the new De Novo submission.

We are currently evaluating options to generate the additional mechanistic data on an expedited basis and expect to schedule an additional pre-submission meeting with the FDA, if needed, to discuss and align the proposed approach. Once alignment is achieved, we anticipate completing the required work and submitting a new De Novo application in late 2026 or early 2027. Following submission, a regulatory decision would generally be expected within the FDA’s targeted 150-day MDUFA review timeline, although the actual review period may be shorter or longer depending on the nature and extent of interactive review questions from the Agency.

DrugSorb-ATR® for DOACs: Eliquis® and Xarelto®

The Company has previously discussed its intention, following anticipated FDA market approval of DrugSorb-ATR for Brilinta®, to expand its device label to include the removal of the direct oral anticoagulants blood thinners (DOACs) such as the market leading Eliquis® (apixaban, Pfizer/BMS) and Xarelto® (rivaroxaban, Bayer/Janssen). At the same time, we continue to observe increasing real-world adoption, clinical use, and published evidence supporting the use of our technology for DOAC removal in cardiac surgery, reinforcing the significant unmet medical need globally.

Within the next 30 days, we plan to submit a separate pre-submission request to the Agency to review the data currently available for the DOAC indication that include drug removal data from benchtop testing and data from real-world use and determine what, if any, additional information may be required to support a parallel De Novo submission for DOAC removal.

Having this second shot on goal is aligned with our other FDA Breakthrough Device Designation for DrugSorb-ATR, to remove DOACs during cardiac surgery. Globally, tens of millions of patients are on chronic or life-long DOAC therapy due to atrial fibrillation, deep vein thrombosis, pulmonary embolism, peripheral vascular disease, or post-surgical prophylaxis. An estimated 5-10% of emergent cardiac surgery cases involve patients who are currently therapeutic on a DOAC and risk serious or life-threatening bleeding.

Our executive offices are located at 305 College Road East, Princeton, New Jersey 08540, and our telephone number is (732) 329-8885. Our website address is http://www.cytosorbents.com. We make available free of charge through our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We have included our website address as an inactive textual reference only. The information contained on or accessible through our corporate website is not incorporated by reference in this this Quarterly Report on Form 10-Q and should not be considered part of this report.

Summary of Operational and Recent Business Highlights

●	Total revenue was $8.9 million for the three months ended March 31, 2026, an increase of $0.1 million, or 1.6%, compared to the prior year.
●	Gross profit was $6.1 million for the three months ended March 31, 2026, a decrease of $0.1 million, or 1.2%, compared to the prior year. Gross margin was 69% for the three months ended March 31, 2026, compared to 71% in the prior year.
●	Loss from operations improved by 21.7% to approximately $3.0 million, from $3.9 million for the three months ended March 31, 2026, and 2025, respectively.
●	The U.S. and Canadian pivotal STAR-T randomized, controlled trial results have now been published in the Journal of Thoracic and Cardiovascular Surgery (2026) - the leading peer-reviewed cardiothoracic surgery journal in the U.S. The authors summarized the results in the graphical abstract and concluded in the central message of the article that, “Intraoperative DrugSorb-ATR use for ticagrelor removal is safe and can reduce the severity of bleeding after isolated CABG in patients operated within 2 days of drug discontinuation.”
●	Real-World evidence from the international Safe and Timely AntiThrombotic Removal (STAR) Registry, recently published in Cardio Revascularization Medicine (2026) and the Journal of Cardiothoracic Surgery (2025), demonstrates CytoSorb’s ability to perioperative bleeding risk in patients receiving antithrombotic therapies across more than 160 patients undergoing CABG or valve surgery.
●	A study titled ‘Impact of CytoSorb Hemoadsorption Therapy on Cost-Effectiveness and Length of Stay in Critical Care Patients: A Preliminary Study from a Swiss High-Volume Center, was published in the journal Healthcare. This study provides additional solid real-world evidence for the cost-effectiveness of CytoSorb hemoadsorption in septic shock, showing reduced ICU and hospital length of stay, decreased duration of mechanical ventilation among survivors, and decreased nursing workload, without significantly increasing hospital treatment costs.

Results of Operations:

Comparison for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	(unaudited)		(unaudited)
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$8,864	100%	$8,727	100%
Cost of goods sold	2,734	30.8%	2,520	28.9%
Gross profit	6,130	69.2%	6,207	71.1%
Operating expenses:
Research and development	1,025	11.6%	1,663	19.1%
Selling, general and administrative	8,149	91.9%	8,432	96.6%
Total operating expenses	9,174	103.5%	10,095	115.7%
Loss from operations	(3,044)	(34.3)%	(3,888)	(44.6)%
Other income (expense):
Interest expense, net	(857)	(9.7)%	(605)	(6.9)%
Gain (loss) on foreign currency transactions	(1,228)	(13.9)%	3,014	34.5%
Total other income (expense), net	(2,085)	(23.5)%	2,409	27.6%
Net loss	$(5,129)	(57.9)%	$(1,479)	(16.9)%

Revenues

For the three months ended March 31, 2026, we generated total revenue of approximately $8.9 million, an increase of approximately $0.2 million, or 1.6%, and down 7.4% on a constant currency basis, as compared to revenues of approximately $8.7 million for the three months ended March 31, 2025. Revenue growth was led by double digit growth in direct sales outside of Germany, partially offset by lower revenue in our direct German market, where we continue to see signs of improved sale processes, account targeting and customer engagement with a smaller and more focused team. We remain confident these improvements will lead to stronger execution and improved performance. Distributor sales were flat year-over-year, as progress across several territories was offset by delayed distributor orders of approximately $0.5 million in parts of the Middle East and neighboring regions due to geopolitical and economic instability related to the U.S.-Iran war. This unexpected disruption has slowed the anticipated growth of our recently established subsidiary in Dubai, UAE, although we expect conditions to improve as the conflict stabilizes.

Gross Profit

Gross profit was approximately $6.1 million for the three months ended March 31, 2026, a decrease of approximately $0.1 million, or 1.2%, as compared to gross profit of $6.2 million for the three months ended March 31, 2025. Gross margins were 69.2% and 71.1% for the three months ended March 31, 2026 and 2025, respectively.

Research and Development Expenses

Our research and development costs were approximately $1.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of approximately $0.7 million, or 38.4%. This decrease was driven by a decrease in our clinical trial costs due primarily to the completion of the STAR-T clinical trial, lower grant funded projects, as well as other clinical and product development program reductions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $8.1 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of approximately $0.3 million, or 3.5%. The decrease is primarily due to decreases in stock-based compensation expense of $0.2 million and a decrease in salaries and compensation expense of $0.2 million, partially offset by a reduction in benefits from government grants of $0.1 million. The decrease in stock-based compensation expense was primarily related to the full vesting of certain stock options in earlier periods. The decrease in salaries and compensation was primarily related to our strategic workforce and cost reduction program initiated in the fourth quarter of 2025 which reduced our workforce by approximately 10%.

Gain (Loss) on Foreign Currency Transactions

For the three months ended March 31, 2026, the loss on foreign currency transactions was approximately $1.2 million, as compared to a gain on foreign currency transactions of approximately $3.0 million for the three months ended March 31, 2025. The loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2026 compared to December 31, 2025. The current year loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2026, to $1.15 per Euro from $1.17 per Euro at December 31, 2025. The prior year gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of March 31, 2025, to $1.08 per Euro from $1.03 per Euro at December 31, 2024.

Loss From Operations

Our loss from operations decreased by 21.7% to approximately $3.0 million, from $3.9 million for the three months ended March 31, 2026, and 2025, respectively. This improvement was primarily the result of a 9.1% reduction in operating expenses year over year.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of March 31, 2026, we had current assets of approximately $17.8 million and current liabilities of approximately $16.3 million.

Effective Shelf Registration

We have an effective shelf registration statement dated September 30, 2024 (the “Shelf”) with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of March 31, 2026; however the use of the Shelf is subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float is below $75 million, which is referred to as the “baby shelf” rules. We have also allocated $20 million of our total shelf amount to our ATM facility. At March 31, 2026, approximately $19.4 million was available for use under the ATM facility, subject to certain limitations. During the three months ended March 31, 2026, we did not raise any proceeds under the ATM facility.

Loan and Security Agreement

On June 28, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement with the Avenue Capital Group (“Loan”). Avenue Capital Group agreed to loan the Company up to an aggregate of $20 million (the “Avenue Capital Commitment”), to be disbursed in two tranches. The first tranche of $15.0 million (“Tranche 1”), consisted of $10.0 million which was available to the Company on the Closing Date and $5.0 million constituted restricted cash, which was released from its restriction on January 10, 2025, as the following conditions were achieved: (i) the FDA has accepted Company’s application for review with respect to DrugSorb-ATR De Novo 510(k) and (ii) the Company received a minimum of $3.0 million in net proceeds from the sale of its equity securities after the Closing Date. The restriction was released on a dollar-for-dollar basis for equity raised between $3.0 million and $5.0 million. The second tranche (“Tranche 2”) consisted of $5.0 million, which would have been disbursed at the Company’s request between July 1, 2025 and December 31, 2025, if the Company receives FDA marketing approval of its DrugSorb-ATR application, which it did not. The proceeds from the Avenue Capital Commitment were used to pay off the existing outstanding debt with Bridge Bank and were additionally be used for working capital purposes and to fund general business requirements. Amounts borrowed under the Avenue Capital Commitment bear interest at a variable rate per annum equal to the greater of (A) the Prime Rate plus five percent (5.00%) or (B) thirteen and one-half percent (13.50%). The loan required interest-only payments for the first 24 months through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however that if the Company had drawn the full amount of Tranche 2 by December 31, 2025, and achieved for the trailing six month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period would have been extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028.

On November 13, 2025, the Company and Avenue Capital Group entered into the Amended Loan and Security Agreement, amending the Company’s Loan and Security Agreement, dated June 28, 2024, as supplemented. The Amended Loan and Security Agreement funded an additional aggregate $2.5 million (“Tranche 2a”) from Avenue Capital Group in November 2025 and provided an extension of the interest only period from July 1, 2026 to December 31, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity on July 1, 2027. The Company would have access to an additional aggregate $2.5 million (“Tranche 2b”) from Avenue Capital Group and receive a further six-month extension of the interest-only period to the July 1, 2027 maturity date subject to FDA approval of DrugSorb-ATR prior to December 31, 2026, which approval is now expected beyond this time frame. Tranche 2a and Tranche 2b, in the aggregate, replace Tranche 2 of the Avenue Capital Commitment. The Amended Loan and Security Agreement requires that the Company maintain certain operating cash burn targets (as defined in the Amended Loan and Security Agreement) prior to FDA approval of DrugSorb-ATR.

Under the terms of the Amended Loan and Security Agreement, we issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

For further discussion regarding the Loan Agreement please see Note 6, Long Term Debt, to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Rights Offering

On January 10, 2025, the Company closed the subscription period of its previously announced rights offering (the “Rights Offering”), raising aggregate gross proceeds of $6.25 million ($5.4 million net of fees) from the sale of all 6.25 million Units reserved for the Rights Offering. Participants in the Rights Offering received Units, each Unit comprising of one share of common stock of the Company, one Series A Right Warrant to purchase one share of common stock with an expiration date of February 24, 2025, and one Series B Right Warrant to purchase one share of common stock with an expiration date of April 10, 2025. Up to an additional 6.25 million shares of common stock were available for issuance upon exercise of the Right Warrants. Proceeds from the closing of the subscription period satisfied a debt covenant which allowed for $5 million of restricted cash on the Company’s consolidated balance sheets to become unrestricted, and available for use. On February 24, 2025, approximately 1.4 million Series A Right Warrants were exercised by holders, including members of management and the Board of Directors, at an exercise price of $1.13 per warrant, providing an additional $1.6 million in aggregate gross proceeds ($1.4 million net of fees). On April 4, 2025, the Board of Directors extended the expiration date of the Series B Right Warrants from April 10, 2025 to June 10, 2025. On June 11, 2025, the 5-day volume weighted average price of Common Stock over the last five-trading days prior to June 10, 2025 was lower than the minimum required price of $2.00 and, as a result, the Series B Right Warrants issued in connection with the previously announced Rights Offering expired worthless pursuant to their terms.

Technology Business Tax Certificate Program

In March 2026, we further supplemented our cash balance with the receipt of $0.4 million from the sale of our 2024 Net Operating Loss (NOL) and R&D tax credits from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority (NJEDA).

Resource Allocation and Path to Cash-Flow Profitability

We proactively manage our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR to the FDA and Health Canada and the development of clinical data. We have instituted and continue to maintain tight control over expenditures and have lowered our spending over the past year. Further, on November 13, 2025, the Company announced it initiated a Strategic Workforce and Cost Reduction Plan to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. This initiative follows a comprehensive review of the Company’s cost structure and operating model. As part of the Strategic Workforce and Cost Reduction Plan, the Company reduced its workforce by approximately 10%, reduced and realigned operating and production expenses in the fourth quarter of 2025, continued to make additional reductions in the first quarter of 2026, and remains committed to bringing the Company to operating cash flow break-even in the second half of 2026. The Company recorded a charge of $0.5 million in 2025 that includes severance and other cash and non-cash charges related to the restructuring.

As of March 31, 2026, we had approximately $6.3 million in cash, including approximately $4.8 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash which may not be sufficient to fund the Company’s operations beyond the next twelve months from the issuance of these condensed consolidated financial statements. These cash and restricted cash balances considered with our historical and expected future cash used in operations, notwithstanding our Strategic Workforce and Cost Reduction Plan and the impact of the Amended Loan and Security Agreement, raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.

Our expected future capital requirements may depend on many factors, including expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the United States. Additional sources of liquidity available to us include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential increased need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses identified in our internal controls over financial reporting, which are being actively remediated (see below).

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

Discussion of Material Weaknesses

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Material Weakness — Continuing from 2024

The Company previously disclosed a material weakness in internal control over financial reporting as of December 31, 2024 in our Annual Report on Form 10-K for the year ended December 31, 2024 related to the accounting for non-cash stock-based compensation corresponding to grants of Restricted Stock Units. Specifically, our controls were not effectively designed or operating to ensure that restricted stock unit grants or vesting activities were recorded within the proper accounts and at the proper amounts. As described below, while management has developed and implemented certain remediation actions to address the material weakness, further actions are still ongoing or have not been implemented for a sufficient amount of time to test and conclude on the effectiveness of the remediation actions as of March 31, 2026. Although most of our remediation efforts have been in place and functioning properly for much of the year, in connection with our preparation of our consolidated financial statements as of and for the year ended December 31, 2025, we identified two transactions related to unique RSU vesting events that required adjustment. As a result, the material weakness related to the accounting for stock-based compensation corresponding to Restricted Stock Units continues to be present as of March 31, 2026.

Material Weakness — Newly Identified in 2025

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The risks described are not the only risks facing us. Additional risks and uncertainties are not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2026 Annual Meeting Date

The Board of Directors of the Company has set the date of the Company’s 2026 Annual Meeting of Stockholders (“Annual Meeting”) to August 13, 2026. The exact time and place of the 2026 Annual Meeting will be specified in our Notice of 2026 Annual Meeting and related proxy statement for the 2026 Annual Meeting.

Because the date of the 2026 Annual Meeting is more than 30 days from the first anniversary of our 2025 Annual Meeting, there is a new deadline for the receipt of any stockholder proposals submitted for the 2026 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”), the proposal must be submitted in writing to us for receipt not later than May 27, 2026, which is 14 days following the date hereof. Stockholders who wish to raise a proposal for consideration at the 2026 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than May 27, 2026. If a stockholder fails to provide such notice, the respective proposal may not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In addition to satisfying the requirements of the notice provisions of our bylaws, proposals must comply with Delaware law and the proxy rules promulgated by the Securities and Exchange Commission, including Rule 14a-8 if applicable, and stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In either case, proposals should be sent to CytoSorbents Corporation, 305 College Road East, Princeton, New Jersey 08540 Attn: Effie Perdikis, Executive Assistant.

Insider Trading Arrangements

No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the quarter ended March 31, 2026.

Item 6. Exhibits.

Number	Description
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101*

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: May 13, 2026	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Peter J. Mariani
Name: Peter J. Mariani
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)