Form 10-Q
period 2026-06-30
Cytosorbents Corp
filed 2026-08-06
CIK 1175151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 62,842,748 shares of the issuer’s common stock, $0.001 par value per share (the “Common Stock”), outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,413	$6,249
Accounts receivable, net of allowances of $421 and $164 as of June 30, 2026 and December 31, 2025	6,786	7,550
Inventories - net	3,686	5,281
Prepaid expenses and other current assets	852	1,554
Total current assets	15,737	20,634

Property and equipment - net	7,172	7,823
Restricted cash	1,522	1,522
Right-of-use asset	10,612	10,924
Patents - net	2,864	3,226
Other assets	53	53
Total assets	$37,960	$44,182

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,002	$2,869
Accrued expenses and other current liabilities	7,283	6,299
Lease liability – current portion	589	541
Current maturities of long-term debt, net of debt discount	14,149	—
Total current liabilities	24,023	9,709
Lease liability, net of current portion	11,596	11,903
Long-term debt, net of current portion and debt discount	3,092	16,667
Total liabilities	38,711	38,279

Commitments and Contingencies

Stockholders’ equity (deficit)
Preferred Stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common Stock, par value $0.001, 100,000,000 shares authorized; 62,842,748 and 62,804,305 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	63	63
Additional paid-in capital	321,936	321,024
Accumulated other comprehensive loss	(996)	(2,977)
Accumulated deficit	(321,754)	(312,207)
Total stockholders’ equity (deficit)	(751)	5,903
Total liabilities and stockholders’ equity (deficit)	$37,960	$44,182

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$9,633	$9,617	$18,497	$18,344
Cost of goods sold	2,584	2,803	5,318	5,323
Gross profit	7,049	6,814	13,179	13,021

Operating expenses
Research and development, net of grant income	1,453	1,262	2,478	2,924
Selling, general and administrative	7,964	9,167	16,073	17,599
Restructuring	270	—	310	—
Total operating expenses	9,687	10,429	18,861	20,523
Loss from operations	(2,638)	(3,615)	(5,682)	(7,502)

Other income (expense)
Interest expense, net	(868)	(616)	(1,726)	(1,221)
Gain (loss) on foreign currency transactions	(911)	6,178	(2,139)	9,192
Total other income (expense), net	(1,779)	5,562	(3,865)	7,971

Net income (loss)	$(4,417)	$1,947	$(9,547)	$469

Basic net income (loss) per common share	$(0.07)	$0.03	$(0.15)	$0.01

Diluted net income (loss) per common share	$(0.07)	$0.03	$(0.15)	$0.01

Weighted Average Shares of Common Stock Outstanding
Basic	62,806,694	62,608,598	62,772,761	61,675,447
Diluted	62,806,694	67,166,377	62,772,761	66,255,298

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,105	(5,476)	1,981	(8,212)
Comprehensive loss	$(3,312)	$(3,529)	$(7,566)	$(7,743)

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity (Deficit)
For the three months ended June 30, 2026
Balance as of March 31, 2026 (unaudited)	62,733,305	$63	$321,568	$(2,101)	$(317,337)	$2,194
Stock-based compensation	—	—	368	—	—	368
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	109,443	—	—	—	—	—
Foreign translation adjustment	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	(4,417)	(4,417)
Balance as of June 30, 2026 (unaudited)	62,842,748	$63	$321,936	$(996)	$(321,754)	$(751)

For the six months ended June 30, 2026
Balance as of December 31, 2025	62,804,305	$63	$321,024	$(2,977)	$(312,207)	$5,903
Stock-based compensation	—	—	912	—	—	912
Reversal of excess RSU shares issued	(71,000)	—	—	—	—	—
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	109,443	—	—	—	—	—
Foreign translation adjustment	—	—	—	1,981	—	1,981
Net loss	—	—	—	—	(9,547)	(9,547)
Balance as of June 30, 2026 (unaudited)	62,842,748	$63	$321,936	$(996)	$(321,754)	$(751)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
For the three months ended June 30, 2025
Balance as of March 31, 2025 (unaudited)	62,529,466	$63	$318,452	$1,516	$(305,487)	$14,544
Stock-based compensation	—	—	571	—	—	571
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	69,260	—	—	—	—	—
Shares issued for exercise of stock options	11,650	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	(5,476)	—	(5,476)
Net income	—	—	—	—	1,947	1,947
Balance as of June 30, 2025 (unaudited)	62,610,376	$63	$319,023	$(3,960)	$(303,540)	$11,586

For the six months ended June 30, 2025
Balance as of December 31, 2024	54,830,146	$55	$310,809	$4,252	$(304,009)	$11,107
Stock-based compensation	—	1	1,390	—	—	1,391
Common stock issued upon vesting of restricted stock units, less shares withheld to cover taxes	101,581	—	—	—	—	—
Shares issued for exercise of stock options	11,650	—	—	—	—	—
Issuance of common stock and warrants from rights offerings, net of fees incurred	6,249,791	6	5,386	—	—	5,392
Issuance of common stock from exercise of warrants	1,417,208	1	1,438	—	—	1,439
Foreign translation adjustment	—	—	—	(8,212)	—	(8,212)
Net income	—	—	—	—	469	469
Balance as of June 30, 2025 (unaudited)	62,610,376	$63	$319,023	$(3,960)	$(303,540)	$11,586

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(9,547)	$469
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	573	381
Amortization of patents	123	124
Depreciation and amortization	576	649
Amortization of right-of-use asset	53	72
Loss on abandoned patents	338	—
Write-off of inventory	—	253
Bad debt expense (recovery)	240	9
Stock-based compensation	912	1,391
Foreign currency transaction (gains) losses	2,139	(9,192)
Changes in operating assets and liabilities
Accounts receivable	377	257
Inventories	1,512	(925)
Prepaid expenses and other current assets	645	1,897
Other assets	1	—
Accounts payable and accrued expenses	313	(360)
Net cash used in operating activities	(1,745)	(4,975)

Cash flows from investing activities
Purchases of property and equipment	(25)	(39)
Disposals of property and equipment	85	—
Payments for patent costs	(99)	(140)
Net cash used in investing activities	(39)	(179)
Cash flows from financing activities
Cash for exercise of warrants, net	—	1,439
Proceeds from rights offering, net	—	5,392
Net cash provided by financing activities	—	6,831
Effect of exchange rates on cash	(52)	285
Net change in cash, cash equivalents, and restricted cash	(1,836)	1,962

Cash, cash equivalents, and restricted cash as of beginning of period	7,771	9,764
Cash, cash equivalents, and restricted cash as of end of period	$5,935	$11,726

Supplemental disclosure of cash flow information
Cash paid for interest	$1,215	$1,018

Supplemental disclosure of non-cash financing activities
Fair value of common stock warrants issued in connection with the rights offering	$—	$556

See accompanying notes to condensed consolidated financial statements.

CYTOSORBENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period. The Company presents amounts in thousands unless otherwise stated. Prior periods have been adjusted accordingly for consistent presentation. Certain prior year amounts in the footnotes have been reclassified to conform to the current year presentation.

Going Concern

As of June 30, 2026, the Company’s total cash and cash equivalents and restricted cash was approximately $5.9 million, with $1.5 million classified as restricted, and $4.4 million as unrestricted and available to fund operations. These cash and restricted cash balances considered with the Company’s historical and expected future cash used in operations, notwithstanding the Company’s Strategic Workforce and Cost Reduction Plan (see Note 11, “Restructuring”) and the impact of the Amended Loan and Security Agreement (see Note 6, “Long-Term Debt”) raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.

The Company’s expected future capital requirements may depend on many factors, including the ability to continue to reduce cash burn and achieve operating cash flow breakeven in the second half of 2026, expanding the Company’s customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb™-ATR, in the United States which would allow for the opportunity to receive Tranche 2 (b) of the Amended Avenue Capital Commitment by December 31, 2026 and receive an additional 6-month extension of the interest-only period on the credit facility, but which approval is now expected beyond this time frame. Additional sources of liquidity available to the Company include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or further reducing headcount. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

Loss on Abandoned Patents

During the three months ended June 30, 2026 and 2025, the Company recorded immaterial non-cash losses related to abandoned patents. During the six months ended June 30, 2026 and 2025, the Company recorded non-cash charges of approximately $0.3 million and less than $0.1 million, respectively, related to the abandonment of certain pending patent applications in specific jurisdictions and the write-off of certain pending patent application costs in the ordinary course of business. These charges are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company has not recorded income tax expense or income tax benefit for the three months ended June 30, 2026 and 2025 due to the generation of net operating losses, the benefits of which have been fully reserved.

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

Product sales in Germany represented approximately 26% and 35% of the Company’s revenues for the three months June 30, 2026 and 2025, respectively; and 28% and 34% for the six months ended June 30, 2026 and 2025, respectively. See Note 5, “Revenue”, for additional information relating to the Company’s revenue.

The Company does not have any significant concentration of risk with respect to any one particular supplier.

As of June 30, 2026, each of distributor A, distributor B and distributor C accounted for approximately 18%, 18% and 12%, respectively, of the Company’s outstanding accounts receivable. As of December 31, 2025, one distributor accounted for approximately 17% of the Company’s outstanding accounts receivable. For the three months ended June 30, 2026, each of distributor A and distributor B accounted for approximately 15% and 13%, respectively, of the Company’s revenue. For the six months ended June 30, 2026, distributor B accounted for approximately 13% of the Company’s revenue. For the three and six months ended June 30, 2025, no distributor or direct customer accounted for more than 10% of the Company’s revenue.

Shipping and Handling Costs

Total freight costs amounted to approximately $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

3.	BALANCE SHEET COMPONENTS

Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows:

	June 30, 2026	June 30, 2025

	(amounts, in thousands)
Cash and cash equivalents	$4,413	$10,204
Restricted cash	1,522	1,522
Total cash, cash equivalents, and restricted cash	$5,935	$11,726

Inventories - net

The Company had the following major classes of inventories:

	June 30, 2026	December 31, 2025

	(amounts, in thousands)
Raw materials	$658	$751
Work in process	985	1,014
Finished goods	2,043	3,528
Inventories	3,686	5,293
Less reserve	—	(12)
Inventories - net	$3,686	$5,281

Property and equipment - net

The Company’s property and equipment consist of the following:

			Depreciation/
			Amortization
	June 30, 2026	December 31, 2025	Period

	(amounts, in thousands)
Furniture and fixtures	$1,536	$1,532	7 years
Equipment and computers	5,064	5,129	3 to 7 years
Leasehold improvements	6,304	6,308	Lesser of term of lease or estimated useful life
	12,904	12,969
Less accumulated depreciation and amortization	(5,732)	(5,146)
Property and equipment - net	$7,172	$7,823

Depreciation expense for each of the three months ended June 30, 2026 and 2025 amounted to $0.3 million and $0.3 million, respectively. Depreciation expense for each of the six months ended June 30, 2026 and 2025 amounted to $0.6 million and $0.6 million, respectively.

Patents - net

Patents consist of the following:

	June 30, 2026	December 31, 2025

	(amounts, in thousands)
Patent applications pending	$1,117	$1,356
Patents issued	3,298	3,298
Less accumulated amortization of patents issued	(1,551)	(1,428)
Patents - net	$2,864	$3,226

Patent amortization expenses amounted to $0.1 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Patent amortization expenses amounted to $0.06 million for each of the three months ended June 30, 2026 and 2025.

Patent amortization expense related to “patents issued” for the next five years and thereafter is scheduled as follows:

(amounts, in thousands)
Remainder of 2026	$122
2027	240
2028	227
2029	227
2030	227
Thereafter	704
Scheduled amortization of patents issued	$1,747

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025

	(amounts, in thousands)
Accrued salaries and commissions	$3,381	$3,413
Clinical studies	651	522
Deferred revenue and contract liabilities	1,139	182
Professional fees	472	856
Royalties	558	271
Goods received not invoiced	95	150
Other	987	905
Accrued expenses and other current liabilities	$7,283	$6,299

4.	COMMON STOCK, STOCK-BASED COMPENSATION AND WARRANTS

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

Stock-Based Compensation

The following non-cash stock-based compensation expense, which relates to stock options and restricted stock units (“RSUs”), is included in each of the respective line items in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
Stock-based compensation expense by category	2026	2025

	(amounts, in thousands)
Cost of goods sold	$18	$32
Research and development, net of grant income	72	110
Selling, general and administrative	278	429
Total stock-based compensation expense	$368	$571

	Six Months Ended June 30,
Stock-based compensation expense by category	2026	2025

	(amounts, in thousands)
Cost of goods sold	$49	$88
Research and development, net of grant income	166	247
Selling, general and administrative	697	1,056
Total stock-based compensation expense	$912	$1,391

For the six months ended June 30, 2026 and 2025, approximately $0.8 and $1.1 million of stock-based compensation expense relates to stock options, and approximately $0.2 and $0.3 million relates to RSUs, respectively. For the three months ended June 30, 2026 and 2025, approximately $0.3 and $0.4 million of stock-based compensation expense relates to stock options, and approximately $0.1 and $0.1 million relates to RSUs, respectively.

Stock-options

The summary of the stock option activity for the six months ended June 30, 2026, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)
Outstanding, December 31, 2025	10,988,604	$3.58	5.98
Granted	799,847	0.65	—
Exercised	—	—	—
Forfeited	(100,666)	1.56	—
Expired	(929,115)	3.81	—
Outstanding, June 30, 2026	10,758,670	$3.36	6.08

The Company estimated the fair value of stock options granted during the six months ended June 30, 2026, which was approximately $0.38 million, using a Black-Scholes pricing model with the following inputs:

Exercise price (per share)	$0.65 - $0.67
Expected volatility	80.9%
Expected term*	6.5 years
Risk-free rate	3.74% - 4.04%
Dividends	0%

*The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The simplified method is used as the Company’s employee exercise history may not be indicative for estimating future exercises. In addition, the Company recognizes forfeitures as they occur.

The intrinsic value is calculated as the difference between the market value of the shares as of June 30, 2026 of $0.37 and the exercise price of the shares.

Options Outstanding
	Number	Weighted	Weighted	Aggregate
Range of	Outstanding at	Average	Average	Intrinsic
Exercise	June 30,	Exercise	Remaining	Value
Price	2026	Price	Life (Years)	(in thousands)
$0.65 - $12.25	10,758,670	$3.36	6.08	$—

Options Exercisable
Number	Weighted	Aggregate
Exercisable at	Average	Intrinsic
June 30,	Exercise	Value
2026	Price	(in thousands)
8,814,338	$3.79	$—

The summary of the status of the Company’s non-vested options for the six months ended June 30, 2026, is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Non-vested, December 31, 2025	2,319,974	$1.03
Granted	799,847	$0.65
Forfeited	(100,666)	$1.56
Vested	(1,074,823)	$0.75
Non-vested, June 30, 2026	1,943,332	$0.95

As of June 30, 2026, the Company had approximately $1.0 million of total unrecognized compensation cost related to stock options which will, on average, be amortized over approximately 18 months.

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

The following table is a summary of these restricted stock units:

		Weighted
		Average
		Grant Date
	Total	Fair Value

	(amounts in thousands, except share data)
Outstanding, December 31, 2025	2,754,000	5.60
Granted	73,000	0.65
Vested	—	—
Forfeited	(184,750)	4.39
Outstanding, June 30, 2026	2,642,250	5.66

Due to the uncertainty over whether these restricted stock units will vest, which will only happen upon a Change in Control, or upon certain life events, the Company will only record expense upon an actual vesting event. For the six months ended June 30, 2026, the Company did not record any charges for these restricted stock units.

Other RSU Awards

The Board of Directors has granted RSUs to members of the Board of Directors, to the Company’s executive officers, and to employees of the Company. These RSUs will vest over specified service periods and are settled in shares of common stock upon vesting. The grant-date fair value of RSUs is recognized as stock-based compensation expense over the requisite service period.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2026:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, January 1, 2026	775,301	$0.99
Granted	25,000	0.65
Vested	(151,500)	0.93
Unvested shares forfeited	(40,000)	1.03
Non-vested, June 30, 2026	608,801	$0.98

As of June 30, 2026, the remaining weighted average vesting period for restricted stock awards subject to vesting was 19 months and the remaining unrecognized restricted stock unit compensation expense was $0.3 million.

Warrants related to the December 2023 equity offering and June 2024 Loan and Security Agreement

As of June 30, 2026, the Company had 5,780,701 warrants outstanding. Of this amount, 2,706,561 warrants outstanding are related to the Company’s December 13, 2023 offering. These warrants are immediately cash exercisable at an exercise price of $2.00 per share and expire on December 13, 2028. Another 1,645,569 warrants were issued on June 28, 2024 in connection with the closing of the Company’s Loan and Security Agreement with Avenue Capital Group (see Note 6. “Long-Term Debt”) and these warrants have an exercise price of $0.79 and expire on June 30, 2029. The number of warrants is fixed; however, the exercise price may be adjusted down if the Company raises equity (excluding sales of equity utilizing the Company’s at-the-market equity facility) at a share price that is lower than $0.79. These warrants are exercisable into the Company’s common stock. In connection with the Amended Loan and Security Agreement, the Company issued additional warrants to Avenue Capital Group to purchase 1,428,571 shares of the Company’s common stock for cash at the exercise price of $0.70, which expire on November 13, 2030. The number of warrants and exercise price are fixed.

5.	REVENUE

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2026:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$200	$—	$200
Germany	2,541	—	2,541
All other countries	2,273	4,619	6,892

Revenue	$5,014	$4,619	$9,633

The following table disaggregates the Company’s revenue by customer type and geographic area for the three months ended June 30, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$61	$—	$61
Germany	3,355	—	3,355
All other countries	2,208	3,993	6,201

Revenue	$5,624	$3,993	$9,617

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2026:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$318	$—	$318
Germany	5,154	—	5,154
All other countries	4,398	8,627	13,025

Revenue	$9,870	$8,627	$18,497

The following table disaggregates the Company’s revenue by customer type and geographic area for the six months ended June 30, 2025:

		Distributors/
	Direct	Strategic Partners	Total

	(amounts, in thousands)
Revenue:
United States	$124	$—	$124
Germany	6,151	—	6,151
All other countries	4,098	7,971	12,069

Revenue	$10,373	$7,971	$18,344

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

Distributor and strategic partner sales make up the remaining product sales. These distributors are located in various countries throughout the world, including Italy, India, and other countries across Europe, Central and South America, the Middle East, and South East Asia. The Company has a formal written contract with each of its distributor/strategic partner. These contracts have terms ranging from 1-5 years in length, with three years being the typical term. In addition, certain distributors are eligible for volume discount pricing if their unit sales are in excess of the base amount in the contract.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025

	(amounts in thousands)
Contract receivables	$6,481	$7,125
Contract liabilities	$1,128	$182

Contract receivables represent unconditional rights to consideration for goods delivered or services performed under contracts with customers, including purchase orders, and are included in accounts receivable on the condensed consolidated balance sheets.

Contract liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, contract liabilities consisted of $1.1 million primarily representing advance payments received for orders for which revenue has not yet been recognized and $0.2 million representing the value of free-of-charge goods and credit rebates earned under the terms of certain customer agreements, respectively. The Company classifies these amounts as current, as it expects to satisfy the related performance obligations and recognize the associated revenue within the next twelve months.

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

The loan originally required interest-only payments for the first 24 months, through July 1, 2026, followed by equal monthly installments of principal plus accrued and unpaid interest until maturity, on July 1, 2027; provided, however, that if the Company had drawn the full amount of Tranche 2 by December 31, 2025, and achieved for the trailing six-month period ended June 30, 2026, at least $25 million of revenue, (the Interest only Milestone as defined in the Loan), the Interest only Period would have been extended by six months to January 1, 2027, followed by equal monthly installments of principal plus accrued and unpaid interest through January 1, 2028. See further discussion of the November 13, 2025 Amended Loan and Security Agreement below.

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

The Amended Loan and Security Agreement includes customary loan conditions, company representations and warranties, company affirmative covenants and company negative covenants for secured transactions of this type. As of June 30, 2026, the Company was in compliance with these covenants.

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

Long-term debt as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026	December 31, 2025

	(amounts, in thousands)
Principal amount	$17,500	$17,500
Plus: final payment upon maturity	900	900
Total principal	18,400	18,400
Less: unamortized debt discount	(1,159)	(1,733)
Subtotal	17,241	16,667
Less: current maturities, net of debt discount	14,149	—
Long-term debt net of current maturities and debt discount	$3,092	$16,667

As of June 30, 2026, principal payments of long-term debt are due as follows:

2026	$—
2027	18,400
Total	$18,400

Bridge Bank

On June 28, 2024, concurrent with the closing of the Avenue Capital Group financing discussed above, the Company paid off its previously outstanding debt with Bridge Bank, a division of Western Alliance Bank (the “Bank”).

As of June 30, 2026, the following commitments survive after the termination of the Bridge Bank Amended and Restated Loan and Security Agreement and related amendments:

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

Royalty Agreements

The Company is, at times, party to various royalty and license agreements that require the payment of royalty fees. Currently the Company records royalty expense of 3% on sales of Covered Products, under the ROKK, LLC Royalty Contract. Royalty expense amounted to approximately $0.3 million and $0.3 million for each of the three months ended June 30, 2026, and 2025. For each of the six months ended June 30, 2026 and 2025, royalty expense amounted to $0.5 million and $0.5 million respectively. Royalty expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

401(k) Plan

Employees are eligible to participate in the Company’s 401(k) plan on the first day of the calendar quarter following three full months of employment. Participants may defer up to 100% of their eligible compensation subject to certain Internal Revenue Code limitations. Matching contributions amounted to approximately $0.1 million for each of the three months ended June 30, 2026 and 2025. Matching contributions amounted to approximately $0.2 million for each of the six months ended June 30, 2026 and 2025.

8.	LEASES

The Company has operating leases that primarily relate to operating facilities in both the United States and Germany. The Company leases its operating facilities under operating lease arrangements with varying expiration dates through March 2037. As of June 30, 2026, the remaining lease term of the Company’s operating leases ranges from six to twelve years.

Supplemental statements of operations and cash flows related to the operating lease liability is as follows (excluding variable payments and expenses):

	Six Months Ended June 30,
	2026	2025

	(amounts, in thousands)
Cash paid in connection with the operating leases	$863	$843

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
	2026	2025

	(amounts, in thousands)
Right-of-use asset	$10,612	$10,924
Lease liability - current portion	$589	$541
Lease liability - net of current portion	11,596	11,903
Total lease liability	$12,185	$12,444
Weighted average discount rate	9.8%	9.8%
Weighted average remaining lease term	10.3 years	11.4 years

Lease Expense

The components of lease expense were as follows:

	Three Months Ended June 30,
	2026	2025

	(amounts, in thousands)
Operating lease cost	$470	$408
Variable lease cost	177	46
Total lease cost	$647	$454

	Six Months Ended June 30,
	2026	2025

	(amounts, in thousands)
Operating lease cost	$922	$845
Variable lease cost	349	149
Total lease cost	$1,271	$994

As of June 30, 2026, the maturities of the operating lease liability are as follows:

Remainder of 2026	$873
2027	1,777
2028	1,819
2029	1,863
2030	1,907
Thereafter	11,643
Future operating lease payments	19,882
Imputed interest	(7,697)
Total operating lease liability	$12,185

9.	NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025 have been computed by dividing the net income (loss) for each respective period by the weighted average number of shares outstanding during that period.

Net income (loss) per common share is calculated as basic net income (loss) per share and diluted net income (loss) per share, in the case of recognizing net income (loss). Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; (iv) if the RSUs with service and performance conditions were considered contingently issuable; (v) if outstanding warrants were exercised; and (vi) if convertible debt was converted to common stock. The computation of diluted net income (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss).

The following table summarizes earnings (loss) per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Basic and Diluted	(amounts, in thousands, except share and per share data)
Numerator:
Net income (loss)	$(4,417)	$1,947	$(9,547)	$469
Denominator:
Basic weighted average common shares outstanding	62,806,694	62,608,598	62,772,761	61,675,447
Diluted weighted average common shares outstanding	62,806,694	67,166,377	62,772,761	66,255,298
Basic and diluted earnings (loss) per common share	$(0.07)	$0.03	$(0.15)	$0.01

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

As of
June 30, 2026
Stock options outstanding	10,758,670
Warrants for common stock	5,780,701
RSUs*	3,251,051
Convertible securities	2,105,263

* Total number of RSUs include 608,801 units with a time service vesting condition and 2,642,250 units with a Change in Control-Based performance condition as of June 30, 2026. Total number of RSUs include 547,335 units with a time service vesting condition and 2,832,500 units with a Change in Control-Based performance condition as of June 30, 2025.

Certain stock options and restricted stock units are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 10,819,609 and 10,820,859 for the three and six months ended June 30, 2025, respectively.

10.	SEGMENT INFORMATION

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing, testing and selling blood purification medical devices. The Company’s chief operating decision maker, or CODM, is the Company’s Chief Executive Officer. The CODM assesses performance of the segment and decides how to allocate resources based on revenue growth, gross margin, operating expenses, adjusted net loss, adjusted EBITDA (EBITDA as defined below, adjusted for stock-based compensation, (gain) loss on foreign currency transactions, and restructuring) and operating cash burn (net change in cash, cash equivalents and restricted cash, excluding financing activities) derived from the Company’s consolidated results of operations and cash flows and total assets of the segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(amounts, in thousands)

Revenue	$9,633	$9,617	$18,497	$18,344
Gross profit	$7,049	$6,814	$13,179	$13,021
Gross margin	73%	71%	71%	71%
Total operating expenses	$9,687	$10,429	$18,861	$20,523
Loss from operations	$(2,638)	$(3,615)	$(5,682)	$(7,502)

EBITDA and Adjusted EBITDA (both non-GAAP measures):
Net income (loss)	$(4,417)	$1,947	$(9,547)	$469
Interest expense, net	868	616	1,726	1,221
Depreciation and amortization expense	351	404	699	773
Earnings (Loss) before interest expense, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure	(3,198)	2,967	(7,122)	2,463

Stock-based compensation	368	571	912	1,391
(Gain) loss on foreign currency transactions	911	(6,178)	2,139	(9,192)
Restructuring	270	—	310	—
Adjusted EBITDA, a non-GAAP measure	$(1,648)	$(2,640)	$(3,761)	$(5,338)

Adjusted net loss, a non-GAAP measure:
Net loss	$(4,417)	$1,947	$(9,547)	$469
Stock-based compensation	368	571	912	1,391
(Gain) loss on foreign currency transactions	911	(6,178)	2,139	(9,192)
Restructuring	270	—	310	—
Adjusted net loss, a non-GAAP measure	$(2,868)	$(3,660)	$(6,186)	$(7,332)

Operating cash burn (net change in cash, cash equivalents, and restricted cash, excluding financing activities	$(400)	$(1,384)	$(1,836)	$(4,869)

	June 30, 2026	December 31, 2025

	(amounts, in thousands)
Total assets	$37,960	$44,182

Significant expense categories regularly provided to the CODM consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(amounts, in thousands)		(amounts, in thousands)

Research and development:
Clinical expenses	$992	$812	$1,451	$1,791
Other research and development expenses	461	450	1,027	1,133
Total research and development	$1,453	$1,262	$2,478	$2,924

Selling, general and administrative
Royalty expense	$290	$286	$546	$544
Stock-based compensation	368	429	912	1,056
Legal, financial and consulting	583	1,364	1,504	2,002
Other general and administrative	6,723	7,088	13,111	13,997
Total selling, general and administrative	$7,964	$9,167	$16,073	$17,599

Amounts presented within research and development expenses in the table above are inclusive of stock-based compensation expense. Refer to Note 4, “Common Stock, Stock-Based Compensation and Warrants”, for additional information.

11.	RESTRUCTURING

Restructuring Plan

During the fourth quarter of 2025 and into the second quarter of fiscal 2026, the Company initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. These initiatives follow comprehensive review of the Company’s cost structure and operating model. As a result of the Strategic Workforce and Cost Reduction Plan and attrition, the Company has reduced its workforce by approximately 23%, and reduced and realigned operating and production expenses.

Restructuring Charges

The table below sets forth the estimated amount of unpaid restructuring charges as of June 30, 2026 and December 31, 2025 included in accrued expenses that are expected to be paid in less than one year. Total additions to unpaid restructuring charges are limited to workforce reductions as the other components of restructuring costs do not require cash payments.

	As of
	June 30, 2026	December 31, 2025

	(amounts, in thousands)
Restructuring charges, beginning of the period	$297	$—
Additions	310	408
Payments	(542)	(111)
Restructuring charges unpaid and outstanding, end of period	$65	$297

During each of the three and six months ended June 30, 2026, the Company recorded restructuring charges of approximately $0.3 million, respectively, in connection with its Strategic Workforce and Cost Reduction Plan. These charges are included within operating expenses in the condensed consolidated statements of operations and comprehensive loss. No restructuring charges were recorded during the three and six months ended June 30, 2025.

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

The Company has numerous marketed products and products under development based upon this unique blood purification technology protected by many issued United States and international patents and registered trademarks, and multiple patent applications pending, including ECOS-300CY®, CytoSorb-XL™, HemoDefend-RBC™, HemoDefend-BGA™, VetResQ®, K+ontrol™, DrugSorb™, ContrastSorb, PuriFi®, HotSwap™ and others. While not our primary means of communication, investors can learn more about us by visiting our social media channels. We encourage investors, the media, and others interested in us to review the information posted on our Facebook site and our X account, where investors, the media, and other interested parties can subscribe. The information contained in our social media accounts is incorporated into this Quarterly Report on Form 10-Q or other documents we file with or furnish to, the SEC.

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

DrugSorb-ATR® for Brilinta®

In August 2025, we received the FDA’s decision on our appeal of the original DrugSorb-ATR application. Importantly, the FDA identified no concerns regarding device safety but upheld the prior denial of the application and requested additional analysis of real-world evidence to support the proposed indication for reducing the severity of perioperative bleeding in patients undergoing CABG surgery while on Brilinta® (ticagrelor, AstraZeneca).

Following the appeal decision and based upon feedback from FDA, we announced our intention to submit a new De Novo application incorporating additional supporting information, primarily based on real-world evidence and clinical outcomes generated through routine clinical use of the device. As part of this process, we held a formal pre-submission meeting with the FDA in late January 2026 and have continued to engage with the FDA to clarify the requirements for the new De Novo submission, including whether certain information could potentially be submitted as a post-marketing requirement rather than as part of the initial application. Based on these interactions, the FDA has requested additional mechanistic data to be included alongside the real-world evidence within the new De Novo submission.

We have scheduled a pre-submission meeting with the FDA in August 2026 to discuss the options to generate this additional mechanistic data. Following this meeting, we expect to finalize the testingprotocol, which may require an additional meeting with the FDA. Once finalized, we anticipate completing the required testing and submitting a new De Novo application in early 2027. Following submission, a regulatory decision would generally be expected within the FDA’s targeted 150-day MDUFA review timeline, although the actual review period may be shorter or longer depending on the nature and extent of interactive review questions from the FDA.

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

We have scheduled a separate pre-submission meeting with the FDA to review the data currently available for the DOAC indication that include drug removal data from benchtop testing and data from real-world use and determine what, if any, additional information may be required to support a parallel De Novo submission for DOAC removal.

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

Summary of Operational and Recent Business Highlights

●	Total revenue was $18.5 million for the six months ended June 30, 2026, an increase of $0.2 million, or 0.8%, compared to the prior year. For the three months ended June 30, 2026, total revenue was $9.6 million, an increase of 0.2%.
●	Gross profit was $13.2 million for the six months ended June 30, 2026, an increase of $0.2 million, or 1.2%, compared to the prior year. Gross margin was 71.2% for the six months ended June 30, 2026, compared to 71.0% in the prior year. Gross profit for the three months ended June 30, 2026, was $7.0 million, an increase of $0.2 million or 3.4% compared to the prior year. Gross margin was 73.2% for the three months ended June 30, 2026, compared to 70.9% in the prior year.
●	Loss from operations improved by 24% to approximately $5.7 million, from $7.5 million for the six months ended June 30, 2026, and 2025, respectively. For the three-month ended June 30, 2026 and 2025, loss from operations improved by 27% to approximately $2.6 million.
●	Operating cash burn decreased to $0.4 million for the second quarter and $1.8 million for the six months ended June 30, 2026, compared to $1.4 million and $4.9 million for the three and six months ended June 30, 2025, respectively. The decrease is primarily due to improved operating margins and the impact of our strategic workforce and cost reduction plan. The Company continues to expect to achieve operating cash flow break-even in the second half of 2026.
●	The U.S. and Canadian pivotal STAR-T randomized, controlled trial results have now been published in the Journal of Thoracic and Cardiovascular Surgery (2026) - the leading peer-reviewed cardiothoracic surgery journal in the U.S. The authors summarized the results in the graphical abstract and concluded in the central message of the article that, “Intraoperative DrugSorb-ATR use for ticagrelor removal is safe and can reduce the severity of bleeding after isolated CABG in patients operated within 2 days of drug discontinuation.”
●	Real-World evidence from the international Safe and Timely AntiThrombotic Removal (STAR) Registry, recently published in Cardio Revascularization Medicine (2026) and the Journal of Cardiothoracic Surgery (2025), demonstrates CytoSorb’s ability to perioperative bleeding risk in patients receiving antithrombotic therapies across more than 160 patients undergoing CABG or valve surgery.
●	A study titled “Impact of CytoSorb Hemoadsorption Therapy on Cost-Effectiveness and Length of Stay in Critical Care Patients: A Preliminary Study from a Swiss High-Volume Center”, was published in the journal Healthcare. This study provides additional solid real-world evidence for the cost-effectiveness of CytoSorb hemoadsorption in septic shock, showing reduced ICU and hospital length of stay, decreased duration of mechanical ventilation among survivors, and decreased nursing workload, without significantly increasing hospital treatment costs.

Results of Operations:

Comparison for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	(unaudited)		(unaudited)
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$9,633	100%	$9,617	100%
Cost of goods sold	2,584	26.8%	2,803	29.1%
Gross profit	7,049	73.2%	6,814	70.9%
Operating expenses:
Research and development	1,453	15.1%	1,262	13.1%
Selling, general and administrative	7,964	82.7%	9,167	95.3%
Restructuring	270	2.8%	—	—
Total operating expenses	9,687	100.6%	10,429	108.4%
Loss from operations	(2,638)	(27.4)%	(3,615)	(37.6)%
Other income (expense):
Interest expense, net	(868)	(9.0)%	(616)	(6.4)%
Gain (loss) on foreign currency transactions	(911)	(9.5)%	6,178	64.2%
Total other income (expense), net	(1,779)	(18.5)%	5,562	57.8%
Net income (loss)	$(4,417)	(45.9)%	$1,947	20.2%

Revenues

For the three months ended June 30, 2026, we generated total revenue of approximately $9.6 million, which is in line with revenues for the three months ended June 30, 2025, of $9.6. million. Revenue performance was led by increases in our distributor and strategic partner territories and direct sales outside Germany, but offset by a decline in sales in Germany attributed to a smaller bot more focused sales force. Changes in foreign currency rates positively impact revenue by approximately 4% compared to the prior year.

Gross Profit

Gross profit was approximately $7.0 million for the three months ended June 30, 2026, an increase of approximately $0.2 million, or 3.4%, as compared to gross profit of $6.8 million for the three months ended June 30, 2025. Gross margins were 73.2% and 70.9% for the three months ended June 30, 2026 and 2025, respectively. The improvement in gross margins reflects the impact of efforts to rebalance production, lower operating costs, and improve efficiencies.

Research and Development Expenses

Research and development costs were approximately $1.5 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $0.2 million, or 15.1%. This increase was primarily driven by a charge in the quarter for a certain critical care clinical study.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $8.0 million and $9.2 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $1.2 million, or 13%. The decrease is primarily due to lower legal, financial and consulting expenses compared to the prior year of approximately of $0.8 million as well as net lower compensation costs in the current year.

Gain (Loss) on Foreign Currency Transactions

For the six months ended June 30, 2026, the loss on foreign currency transactions was approximately $0.9 million, as compared to a gain on foreign currency transactions of approximately $6.2 million for the three months ended June 30, 2025. The current quarter loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2026, to $1.1414 per Euro from $1.1498 per Euro as of March 31, 2026. The prior year gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2025, to $1.1789 per Euro from $1.0349 per Euro as of December 31, 2024.

Restructuring

During the fourth quarter of 2025 and through the second quarter of fiscal 2026, the Company initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. Our restructuring expenses were approximately $0.3 million for the three months ended June 30, 2026. These costs included cash-based severance and related workforce reduction charges of $0.3 million. There were no charges for the three months ended June 30, 2025.

Loss From Operations

Our loss from operations improved by 27% to approximately $2.6 million, from $3.6 million for the three months ended June 30, 2026, and 2025, respectively. This improvement was primarily the result of improved gross margins and a 7.1% reduction in total operating expenses quarter over quarter resulting from.

	Six Months Ended June 30,
	2026		2025
	(unaudited)		(unaudited)
		% of		% of
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Revenue	$18,497	100%	$18,344	100%
Cost of goods sold	5,318	28.8%	5,323	29.0%
Gross profit	13,179	71.2%	13,021	71.0%
Operating expenses:
Research and development	2,478	13.4%	2,924	15.9%
Selling, general and administrative	16,073	86.9%	17,599	95.9%
Restructuring	310	1.7%	—	—
Total operating expenses	18,861	102.0%	20,523	111.9%
Loss from operations	(5,682)	(30.7)%	(7,502)	(40.9)%
Other income (expense):
Interest expense, net	(1,726)	(9.3)%	(1,221)	(6.7)%
Gain (loss) on foreign currency transactions	(2,139)	(11.6)%	9,192	50.1%
Total other income (expense), net	(3,865)	(20.9)%	7,971	43.5%
Net income (loss)	$(9,547)	(51.6)%	$469	2.6%

Revenues

For the six months ended June 30, 2026, we generated total revenue of approximately $18.5 million, an increase of approximately $0.2 million, or 1%, compared to revenues of approximately $18.3 million for the six months ended June 30, 2025. Revenue growth was led by strength in our distributor and strategic partner territories and direct sales outside Germany, offset by a reduction in sales in Germany. We continue to see signs of improved sale processes, account targeting and customer engagement with a smaller and more focused team in Germany and remain confident these improvements will lead to stronger execution and improved performance. Meanwhile, we expect to add bak 3-4 additional sales representatives in Germany in the second half of 2026. Changes in foreign currency rates positively impact revenue by approximately 6% compared to the prior year.

Gross Profit

Gross profit was approximately $13.2 million for the three months ended June 30, 2026, an increase of approximately $0.2 million, or 1.2%, as compared to gross profit of $13.0 million for the six months ended June 30, 2025. Gross margins were 71.2% and 71.0% for the six months ended June 30, 2026 and 2025, respectively.

Research and Development Expenses

Research and development costs were approximately $2.5 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $0.4 million, or 15.3%. This decrease was driven by a decrease in our clinical trial costs and lower grant funded projects, as well as other clinical and product development program reductions, including lower compensation costs.

Restructuring

During the fourth quarter of 2025 and into the second quarter of fiscal 2026, the Company initiated a strategic workforce and cost reduction plan (the “Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. Our restructuring expenses were approximately $0.3 million for the six months ended June 30, 2026. These costs included cash-based severance and related workforce reduction charges of $0.3 million. There were no charges for the six months ended June 30, 2025.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $16.1 million and $17.6 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $1.5 million, or 8.5%. The decrease is primarily due to decreases in legal, financial and consulting expenses of $0.5 million, total compensation expense of $0.8 million, and a decrease in selling expenses of $0.2 million.

Gain (Loss) on Foreign Currency Transactions

For the six months ended June 30, 2026, the loss on foreign currency transactions was approximately $2.1 million, as compared to a gain on foreign currency transactions of approximately $9.2 million for the six months ended June 30, 2025. The current year loss was directly related to the decrease in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2026, to $1.1414 per Euro from $1.1750 per Euro as of December 31, 2025. The prior year gain was directly related to the increase in the spot exchange rate of the Euro to the U.S. dollar as of June 30, 2025, to $1.1789 per Euro from $1.0349 per Euro as of December 31, 2024.

Loss From Operations

Our loss from operations decreased by 24.3% to approximately $5.7 million, from $7.5 million for the six months ended June 30, 2026, and 2025, respectively. This improvement was primarily the result of an 8.1% reduction in operating expenses compared to the prior year, resulting from our efforts to lower costs and improve operating margins and efficiencies including the Company’s Strategic Workforce and Cost Reduction Plan, which are all consistent with our goal to achieve cash flow breakeven in the second half of 2026.

Liquidity and Capital Resources

Since inception, our operations have been primarily financed through the issuance of debt and equity securities. As of June 30, 2026, we had current assets of approximately $15.7 million and current liabilities of approximately $24.0 million.

Net change in cash, cash equivalents and restricted cash

The following summary presents the sources and uses of cash in our operating, investing, and financing activities, and the related effect of exchange rates on cash:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)

	(amounts, in thousands)				(amounts, in thousands)
Net cash used in operating activities	$(583)	$(1,509)	$926	(61)%	$(1,745)	$(4,975)	$3,230	(65)%
Net cash provided by (used in) investing activities	$7	$(132)	$139	(105)%	$(39)	$(179)	$140	(78)%
Net cash provided by financing activities	$—	$—	$—	—	$—	$6,831	$(6,831)	(100)%
Effect of exchange rates on cash	$176	$257	$(81)	(32)%	$(52)	$285	$(337)	(118)%
Net change in cash, cash equivalents, and restricted cash	$(400)	$(1,384)	$984	(71)%	$(1,836)	$1,962	$(3,798)	(194)%

The reduction in net cash used in operating activities during the three and six months ended June 30, 2026, compared to the same periods in the prior year, of $0.9 million and $3.2 million, respectively, was primarily attributable to the initial benefits of the Company’s Strategic Workforce and Cost Reduction Plans, which are further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Resource Allocation and Path to Cash-Flow Profitability”.

Nasdaq Listing Compliance

On October 2, 2025, the Company received notice from the Staff Nasdaq that it was not in compliance with the Minimum Bid Price Requirement. The Company did not regain compliance during the initial 180-day period ended March 31, 2026, and on April 1, 2026 the Staff granted a second 180-day compliance period, until September 28, 2026, to regain compliance with the Minimum Bid Price Requirement in accordance with Nasdaq Listing Rule 5810(c)(3)(A). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to September 28, 2026.

On June 29, 2026, the Company received a letter from the Staff of Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(2) because the Company’s minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until December 28, 2026, to regain compliance with the MVLS Requirement.

Management’s plans with respect to the Company’s continued listing requirements include actively monitoring the bid price and market value of the Company’s common stock, pursuing potential capital-raising transactions, and, if necessary, effecting a reverse stock split to regain compliance with the minimum bid price requirement. The Company may also seek to satisfy an alternative continued listing standard, such as by increasing its stockholders’ equity to at least $2.5 million. There can be no assurance that the Company will regain compliance with the applicable Nasdaq continued listing requirements, that any such actions will result in a sustained increase in the Company’s stock price or market value of listed securities, or that the Company’s common stock will continue to be listed on Nasdaq.

As of the date these financial statements are issued, the Company has not regained compliance with either requirement. The Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “CTSO.” If the Company does not regain compliance by the applicable compliance dates, Nasdaq will notify the Company that its securities are subject to delisting, and the Company may appeal such determination to a Nasdaq Hearings Panel.

Effective Shelf Registration

We have an effective shelf registration statement dated September 30, 2024 (the “Shelf”) with the SEC which enables us to raise up to $150 million in one or more offerings, through the issuance and sale of any combination of equity securities, debt securities, warrants and units. Approximately $149.7 million of this amount was available as of June 30, 2026; however, the use of the Shelf is subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float is below $75 million, which is referred to as the “baby shelf” rules. We have also allocated $20 million of our total shelf amount to our ATM facility. As of June 30, 2026, approximately $19.4 million was available for use under the ATM facility, subject to certain limitations. During the six months ended June 30, 2026, we did not raise any proceeds under the ATM facility.

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

For further discussion regarding the Loan Agreement please see Note 6, “Long-Term Debt”, to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

Resource Allocation and Path to Cash-Flow Profitability

We have strategically managed our resources with a focus on driving commercial success, investing in key areas such as our regulatory submissions of DrugSorb-ATR and the development of clinical data, while also driving improved efficiencies and operating margins. Further, during the fourth quarter of 2025 and into the second quarter of fiscal 2026, the Company initiated a Strategic Workforce and Cost Reduction Plan”) to reduce costs, optimize operations, and accelerate a path to cash-flow profitability. These initiatives followed a comprehensive review of the Company’s cost structure and operating model. As a result of the Strategic Workforce and Cost Reduction Plan and attrition, the Company has reduced its workforce by approximately 23%, and reduced and realigned operating and production expenses. As a result, the Company has decreased its operating cash burn to approximately $0.4 million for the three months ended June 30, 2026 and remains committed to bringing the Company to operating cash flow break-even in the second half of 2026.

As of June 30, 2026, we had approximately $5.9 million in cash, including approximately $4.4 million in unrestricted cash and cash equivalents and $1.5 million of non-current restricted cash which may not be sufficient to fund the Company’s operations beyond the next twelve months from the issuance of these condensed consolidated financial statements. These cash and restricted cash balances considered with our historical and expected future cash used in operations, notwithstanding our Strategic Workforce and Cost Reduction Plan and the impact of the Amended Loan and Security Agreement, raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.

Our expected future capital requirements may depend on many factors, including the ability to continue to reduce cash burn and achieve operating cash flow breakeven in the second half of 2026, expanding our customer base and sales force, the timing and extent of spending in obtaining regulatory approval and introduction of new products, including the potential regulatory approval and introduction of DrugSorb-ATR in the United States. Additional sources of liquidity available to us include the 2024 Shelf, other public or private equity offerings, debt financing or from other sources. The sale of additional equity may result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. Although the Company has taken actions to achieve cash flow breakeven, if it does not achieve this goal, the potential increased need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying further regulatory approvals, or reducing headcount. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company routinely evaluates other financing sources, including less or non-dilutive debt financing, additional grant funding, royalty financing, strategic or direct investments, equity financing, and/or combinations thereof. There can be no assurance that management will be successful in these endeavors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weaknesses identified in our internal controls over financial reporting, which are being actively remediated (see below).

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

Material Weakness — Continuing from 2024

The Company previously disclosed a material weakness in internal control over financial reporting as of December 31, 2024 in our Annual Report on Form 10-K for the year ended December 31, 2024 related to the accounting for non-cash stock-based compensation corresponding to grants of Restricted Stock Units. Specifically, our controls were not effectively designed or operating to ensure that restricted stock unit grants or vesting activities were recorded within the proper accounts and at the proper amounts. As described below, while management has developed and implemented certain remediation actions to address the material weakness, further actions are still ongoing or have not been implemented for a sufficient amount of time to test and conclude on the effectiveness of the remediation actions as of June 30, 2026. Although most of our remediation efforts have been in place and functioning properly for much of the year, in connection with our preparation of our consolidated financial statements as of and for the year ended December 31, 2025, we identified two transactions related to unique RSU vesting events that required adjustment. As a result, the material weakness related to the accounting for stock-based compensation corresponding to Restricted Stock Units continues to be present as of June 30, 2026.

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except for the additional risk factor set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of risks that affect the Company’s business, please refer to Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the additional risk factor described below, please carefully consider the factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The risks described therein and below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and results of operations.

We are not in compliance with the requirements for continued listing on The Nasdaq Capital Market. Our common stock is subject to delisting, which would decrease the liquidity of our common stock and our ability to raise additional capital.

We are required to meet specified requirements to maintain our listing on The Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements.

As previously disclosed, on October 2, 2025 we received notice from the Staff of Nasdaq that we were not in compliance with the Minimum Bid Price Requirement. We did not regain compliance during the initial 180-day period ended March 31, 2026, and on April 1, 2026 the Staff granted us a second 180-day compliance period, or until September 28, 2026, under Nasdaq Listing Rule 5810(c)(3)(A). Separately, on June 29, 2026 we received notice that our Market Value of Listed Securities was below the $35 million minimum required under Nasdaq Listing Rule 5550(b)(2), the MVLS Requirement, and under Nasdaq Listing Rule 5810(c)(3)(C) we have until December 28, 2026, to regain such compliance. As of the date of this report, we have not regained compliance with either requirement.

There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or the MVLS Requirement within the applicable compliance periods, or that we will otherwise satisfy the Nasdaq continued listing standards. We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. Actions we may take to regain compliance, such as effecting a reverse stock split, may not be successful or may not result in a sustained increase in our stock price or MVLS. If we do not regain compliance, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal to a Nasdaq Hearings Panel; a hearing request would generally stay any delisting action pending the Panel’s decision, but there is no assurance the Panel would grant continued listing. A delisting would likely reduce the liquidity and market price of our common stock, cause us to trade in the over-the-counter market, potentially subject our common stock to “penny stock” rules, impair our ability to raise capital, and reduce analyst coverage and institutional interest, any of which could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the quarter ended June 30, 2026.

Nasdaq Listing Compliance

On June 29, 2026, the Company received a letter from the Staff of Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(2) because the Company’s minimum MVLS was below the Nasdaq MVLS Requirement of $35 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until December 28, 2026, to regain compliance with the MVLS Requirement.

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
101*

The following materials from CytoSorbents Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statement of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOSORBENTS CORPORATION

Dated: August 6, 2026	By:	/s/ Phillip P. Chan
Name: Phillip P. Chan
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Peter J. Mariani
Name: Peter J. Mariani
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)